Form 10-Q
period 1996-03-30
SCHEIN HENRY INC
filed 1996-05-13
CIK 1000228

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                               -----------------
                                   FORM 10-Q
                               -----------------


(Mark One)
 X   Quarterly report pursuant  to Section 13 or  15(d) of
- - ---
the Securities Exchange Act of 1934

For the period ended March 30, 1996

                                       OR

__   Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number:   0-27078

                                  HENRY SCHEIN, INC.
              (Exact name of registrantas specified in its charter)

           Delaware                                11-3136595
(State or other jurisdiction                     (I.R.S. Employer
   of incorporation or                            Identification No.)
    organization)

                              135 Duryea Road
                         Melville, New York 11747
                (Address of principal executives offices


                      Telephone Number (516) 843-5500
           (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

             Yes  X                          No
                 ---                             ----

     As of May 10, 1996, there were 18,306,994 shares of the Registrant's Common Stock outstanding.

                                HENRY SCHEIN, INC.

                                      INDEX


                      PART I.  FINANCIAL INFORMATION                    Page No.
                                                                        -------

Item 1. Consolidated Financial Statements:

       Consolidated Balance Sheets
          March 30, 1996 and December 30, 1995  . . . . . . . . . . . . . .   3

       Consolidated Statements of Operations
          Three months ended March 30, 1996 and April 1, 1995 . . . . . . .   4

       Consolidated Statements of Cash Flows
         Three months ended March 30, 1996 and April 1, 1995  . . . . . . .   5

       Notes to Consolidated Financial Statements   . . . . . . . . . . . .   6

Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations   . . . . . . . . . . . . . . . . . . .   8


                           PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K    . . . . . . . . . . . . . . . .  11

       Signature  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11

PART I.   FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

             HENRY SCHEIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS
              (in thousands, except share data)

                                       March 30,  December 30,
                                         1996        1995
                                      -----------  --------
  ASSETS                              (unaudited)
Current assets:
  Cash and cash equivalents . . . . .     $7,500     $7,603

  Accounts receivable, less reserves
   of $5,891 and $6,335, respectively
                                         104,859     91,248
  Inventories . . . . . . . . . . . .     87,897     96,515
  Deferred income taxes . . . . . . .      6,715      6,896

  Other . . . . . . . . . . . . . . .     18,579     19,492
                                      -----------  --------

     Total current assets                225,550    221,754
Property and equipment, net of
  accumulated depreciation of $35,120
  and $33,904, respectively . . . . .     30,816     29,713

Goodwill and other intangibles, net
  of accumulated amortization of
  $2,144 and 1,795, respectively  . .     26,186     24,389
Investments and other . . . . . . . .     21,181     21,011
                                      -----------  --------
                                        $303,733   $296,867
                                      ===========  ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable  . . . . . . . . .    $56,184    $65,105

  Bank credit lines . . . . . . . . .      8,085      9,325
  Accruals:
   Salaries and related expenses  . .      9,999      9,074

   Premium coupon redemptions   . . .      4,354      4,474
   Other  . . . . . . . . . . . . . .     19,012     26,534
  Current maturities of long-term debt     3,861      3,343
                                      -----------  --------
     Total current liabilities           101,495    117,855

Long-term debt  . . . . . . . . . . .     51,701     30,381
Other liabilities . . . . . . . . . .      1,236      1,233
                                      -----------  --------

     Total liabilities                   154,432    149,469
                                      -----------  --------
Minority interest . . . . . . . . . .      4,361      4,547
                                      -----------  --------

Commitments and contingencies

Stockholders' equity:
  Common stock, $.01 par value,
   authorized 60,000,000; issued and
   outstanding 18,358,673   . . . . .        183        183
  Additional paid-in capital  . . . .    123,866    123,866
  Retained earnings   . . . . . . . .     22,210     19,746

  Treasury stock, at cost, 51,679
  shares  . . . . . . . . . . . . . .       (769)      (769)
  Foreign currency translation
  adjustment  . . . . . . . . . . . .       (550)      (175)
                                      -----------  --------
     Total stockholders' equity   . .    144,940    142,851
                                      -----------  --------
                                        $303,733   $296,867
                                      ===========  =========

          See accompanying notes to consolidated financial statements.

     HENRY SCHEIN, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF OPERATIONS
    (in thousands, except per share data)
                 (unaudited)

                           Three months ended
                          -------------------
                         March 30,  April 1,
                           1996       1995
                          --------  ---------

Net sales . . . . . . .   $185,359  $136,040
Cost of sales . . . . .    130,410    95,725
                          --------  ---------
  Gross profit  . . . .     54,949    40,315
Operating expenses:
  Selling, general and

    administrative  . .     50,245    37,329
                          --------  ---------
    Operating income  .      4,704     2,986
Other income (expense):
  Interest income . . .        395        69

  Interest expense  . .       (961)   (1,288)
  Other-net . . . . . .        (97)       97
                          --------  ---------
    Income before taxes
      on income,
      minority interest
      and equity in
      earnings of
      affiliates  . . .      4,041     1,864
Taxes on income . . . .      1,783       781

Minority interest in net
  income (loss) of
  subsidiaries  . . . .        (70)      172
Equity in earnings of

affiliates  . . . . . .        136        25
                          --------  ---------

Net income  . . . . . .     $2,464      $936
                          ========= =========
Net income per common      $   .13    $  .08
                          ========= =========
Weighted average common
  and common equivalent

  shares outstanding  .     18,670    12,184
                          ========= =========

     See accompanying notes to consolidated financial statements.

          HENRY SCHEIN, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (in thousands)
                      (unaudited)
                                    Three months ended
                                   --------------------
                                   March 30,   April 1,
                                     1996       1995
                                    ------     ------

Cash flows from operating
activities:
 Net income  . . . . . . . .        $2,464       $936
 Adjustments to reconcile
       net income to net cash
       used in operating
       activities:

       Depreciation and
       amortization                  1,716        914

    Provision (benefit) for
    losses on accounts receivable     (360)       154
     Provision (benefit) for
     deferred income taxes  . .        168       (787)
    Undistributed earnings of
    affiliates  . . . . . . . .       (136)       (25)

    Minority interest in net
    income (loss) of subsidiaries      (70)       172
    Other . . . . . . . . . . .         24         62

    Changes in assets and
    liabilities:
     Increase in accounts
     receivable   . . . . . . .    (11,898)    (6,692)
     Decrease in inventories  .     10,037      5,378

     Decrease in other current
     assets   . . . . . . . . .      1,454      2,168
     Decrease in accounts
     payable and accruals   . .    (19,435)    (4,901)
                                    ------     ------
Net cash used in operating
activities  . . . . . . . . . .    (16,036)    (2,621)
                                    ------     ------
Cash flows from investing
activities:
  Capital expenditures  . . . .     (1,956)    (1,652)

  Business acquisitions, net of
  cash acquired . . . . . . . .     (1,925)      (280)
  Other . . . . . . . . . . . .        149       (488)
                                    ------     ------
Net cash used in investing
activities  . . . . . . . . . .     (3,732)    (2,420)
                                    ------     ------
Cash flows from financing
activities:

  Proceeds from issuance of
  long-term debt  . . . . . . .        662        269
  Principal payments on long-term
  debt  . . . . . . . . . . . .       (924)      (459)
  Proceeds from borrowings from
  banks . . . . . . . . . . . .     23,960      6,254
  Payments on borrowings from
  banks . . . . . . . . . . . .     (3,559)      (293)
  Other . . . . . . . . . . . .       (474)       906
                                    ------     ------
Net cash provided by financing
activities  . . . . . . . . . .     19,665      6,677
                                    ------     ------
Net increase (decrease) in cash
and cash equivalents  . . . . .       (103)     1,636
Cash and cash equivalents,
beginning of period . . . . . .      7,603      4,450
                                    ------     ------
Cash and cash equivalents, end
of period . . . . . . . . . . .     $7,500     $6,086
                                    ======     ======


                See accompanying notes to consolidated financial
                                   statements.

HENRY SCHEIN, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share data)
(unaudited)


Note 1. Basis of Presentation

The consolidated financial statements include the accounts of Henry Schein, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company").

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the three months ended March 30, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 1996.


Note 2.  Business Acquisitions

During 1995, the Company acquired fourteen healthcare distribution businesses including the distribution business of The Veratex Corporation ("Veratex"), a national direct marketer of medical, dental and veterinary products. Veratex had net sales of approximately $9,927 for the three months ended April 1, 1995.

The Veratex acquisition also provides for contingent payments of up to approximately $2,000 if certain financial targets are satisfied.

These acquisitions, except as set forth below, were accounted for using the purchase method of accounting. One acquisition is from an affiliate and has been accounted for using the purchase method of accounting, with carry-over of predecessor basis with respect to the affiliate's proportionate share of net assets. Operations of these businesses have been included in the consolidated financial statements from their respective acquisition dates.

Acquisitions completed during the three months ended March 30, 1996 were not material.

The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over 30 years.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)
                                   (unaudited)




Note 2.  Business Acquisitions (cont'd)

The summarized unaudited pro forma results of operations set forth below for the three months ended April 1, 1995 assume the 1995 acquisitions occurred as of the beginning of the period.

                                                       Three Months
                                                          Ended
                                                      -------------
                                                      April 1, 1995
                                                      -------------

              Net sales . . . . . . . . . . . . . . . .   $156,873

              Net income  . . . . . . . . . . . . . . .        417

              Net income per common share . . . . . . .      $0.03

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 30, 1996 compared to
  Three Months Ended April 1, 1995

Net sales increased $49.4 million, or 36.3%, to $185.4 million for the three months ended March 30, 1996 from $136.0 million for the three months ended April 1, 1995. Of the $49.4 million increase, approximately $22.7 million represented a 31.6% increase in the Company's dental business, $13.2 million represented a 49.1% increase in its medical business, $11.3 million represented a 45.2% increase in its international business, $1.8 million represented a 26.9% increase in its veterinary business and $0.4 million represented a 5.9% increase in the Company's technology business. The dental net sales increase was primarily the result of the Company's increased emphasis on its integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), entering the U.S. market for large dental equipment, and acquisitions. Of the approximately $13.2 million increase in medical net sales, approximately $6.1 million, or 46.2%, represented increased net sales to renal dialysis centers, with the effects of acquisitions and increased outbound telesales activity primarily accounting for the balance of the increase in net sales. In the international market, the increase in net sales was primarily due to acquisitions and increased unit volume growth. In the veterinary market, the increase in net sales was primarily due to increased account penetration.

Gross profit increased by $14.6 million, or 36.2%, to $54.9 million for the three months ended March 30, 1996, from $40.3 million for the three months ended April 1, 1995, while gross profit margin remained consistent at 29.6% for the same period. The $14.6 million increase in gross profit was primarily due to increased account penetration and the effects of acquisitions.

Selling, general and administrative expenses increased by $12.9 million, or 34.6%, to $50.2 million for the three months ended March 30, 1996 from $37.3 million for the three months ended April 1, 1995. Selling and shipping expenses increased by $10.5 million, or 44.3%, to $34.2 million for the three months ended March 30, 1996 from $23.7 million for the three months ended April 1, 1995. As a percentage of net sales, selling and shipping expenses increased 1.0% to 18.4% for the three months ended March 30, 1996 from 17.4% for the three months ended April 1, 1995. The increase in selling and shipping expenses as a percentage of net sales was primarily due to an increase in the number of field sales consultants. General and administrative expenses increased $2.4 million, or 17.6%, to $16.0 million for the three months ended March 30, 1996 from $13.6 million for the three months ended April 1, 1995, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.4% to 8.6% for the three months ended March 30, 1996 from 10.0% for the three months ended April 1, 1995 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 36.3% increase in sales volume for the same period.

Other Income (Expense) in the aggregate decreased $0.4 million, or 36.4%, to $0.7 million for the three months ended March 30, 1996 from $1.1 million for the three months ended April 1, 1995. This decrease was primarily due to a reduction in interest expense which resulted from a decline in average interest rates to 7.2% for the three months ended March 30, 1996 from 8.0% for the three months ended April 1, 1995 and a $10.7 million decrease in the Company's average borrowings which primarily resulted from the availability of additional equity capital from the Company's initial public offering in November 1995, reduced by cash used for acquisitions.

Equity in earnings of affiliates increased by $0.1 million to $0.1 million for
the three months ended March 30, 1996.   This increase in equity in earnings of
affiliates was primarily due to the acquisition of an unconsolidated affiliate during the fourth quarter of 1995.

For the three months ended March 30, 1996, the Company's provision for taxes was $1.8 million, while pre-tax income was $4.0 million, resulting in an effective tax rate of 44.1%. The difference between the effective tax rate and the Federal statutory rate relates primarily to state income taxes and currently non-deductible net operating losses of certain foreign subsidiaries in France, which are not included in the Company's consolidated tax return. For the three months ended April 1, 1995, the Company's provision for taxes was $0.8 million, while pre-tax income was $1.9 million. The effective tax rate of 41.9% for the three months ended April 1, 1995 differed from the Federal statutory rate, primarily due to state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products and special inventory buying opportunities, (b) capital expenditures, and (c) acquisitions. Since sales are strongest during the fourth quarter and special inventory buying opportunities are most prevalent just before the end of the year, the Company's working capital requirements are generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company currently finances its business primarily through a revolving credit facility.

Net cash used in operating activities for the three months ended March 30, 1996 of $16.0 million resulted primarily from a net increase of $19.8 million in working capital offset by net income (adjusted for non-cash charges relating to depreciation and amortization) of $4.2 million. The increase in working capital was primarily due to an increase in accounts receivable resulting from increased sales and extended payment terms, and a decrease in accounts payable partially offset by a decrease in inventory.

Net cash used in investing activities for the three months ended March 30, 1996 of $3.7 million resulted primarily from cash outlays for acquisitions and capital expenditures.

Net cash provided by financing activities for the three months ended March 30, 1996 of $19.7 million resulted primarily from additional bank borrowings of $24.0 million offset in part by repayments.

In addition, with respect to the acquisitions completed during fiscal 1995, as well as certain other acquisitions and ventures which have been completed or for which agreements have been executed, minority shareholders have the right at certain times to require the Company to acquire their shares at either fair market value or a formula price based on earnings of the entity. One of the acquisitions also provides for contingent consideration of up to approximately $2.0 million if certain financial targets are satisfied.

The Company entered into its $65.0 million main revolving credit facility on July 5, 1995. Borrowings under the facility were $39.0 million at March 30, 1996. At March 30, 1996, the Company's main revolving credit facility was unsecured. In addition, the Company's subsidiaries have revolving credit facilities that total approximately $13.9 million.

The Company believes that its anticipated cash flow from operations, as well as the availability of funds under its existing credit agreements, will provide it with liquidity sufficient to meet its ongoing capital needs for at least the balance of its fiscal year.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains forward-looking statements based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 30, 1995. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Form 10-Q and those in the Company's reports previously filed with the Securities and Exchange Commission.

PART II.                 OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

  (a)     Exhibits.

   11.1 -  Computation of Earnings per Share
   27.1 -  Financial Data Schedule

  (b)     Reports on Form 8-K.

   No reports on Form 8-K were filed during the quarter ended March 30, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HENRY SCHEIN, INC.
                                   (Registrant)


Dated: May 10, 1996                By:  /s/ Steven Paladino
                                        ---------------------
                                        Steven Paladino
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                               EXHIBIT INDEX


  EXHIBIT
    NO.              DESCRIPTION
  -------            -----------


   11.1 -  Computation of Earnings per Share
   27.1 -  Financial Data Schedule