Form 10-Q
period 1996-06-29
SCHEIN HENRY INC
filed 1996-08-13
CIK 1000228

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------
                                    FORM 10-Q
                                   -----------

(Mark One)
[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended June 29, 1996

                                      OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number:  0-27078


                               HENRY SCHEIN, INC.
             (Exact name of registrant as specified in its charter)

      Delaware                                             11-3136595
  (State or other                                       (I.R.S. Employer
  jurisdiction of                                      Identification No.)
  incorporation or
   organization)
                                 135 Duryea Road
                            Melville, New York 11747
                         (Address of principal executive
                                    offices)

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


          Yes  X                                       No [ ]

     As of August 12, 1996, there were 22,037,394 shares of the Registrant's Common Stock outstanding.


================================================================================

                               HENRY SCHEIN, INC.

                                      INDEX


                     PART I. FINANCIAL INFORMATION                     Page No.

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
               June 29, 1996 and December 30, 1995...........................3

          Consolidated Statements of Operations
               Three and six months ended June 29, 1996 and July 1, 1995.....4

          Consolidated Statements of Cash Flows
               Six months ended June 29, 1996 and July 1, 1995...............5

          Notes to Consolidated Financial Statements ........................6

Item 2.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations ....................................8


                           PART II. OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security-Holders ..............13

Item 5.   Other Information ................................................13

Item 6.   Exhibits and Reports on Form 8-K .................................13

          Signature ........................................................13

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                 June 29,    December 30,
                                                                   1996          1995
                                                               -----------  ------------
                                                               (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                     $  92,851      $   7,603
  Accounts receivable, less reserves of
     $5,841 and $6,335,
     respectively                                                 112,637         91,248
  Inventories                                                      97,600         96,515
  Deferred income taxes                                             6,760          6,896
  Other                                                            19,230         19,492
                                                                ---------      ---------
       Total current assets                                       329,078        221,754

Property and equipment, net of accumulated
  depreciation of $36,343
  and $33,904, respectively                                        33,218         29,713
Goodwill and other intangibles, net of
  accumulated amortization of
  $2,541 and 1,795, respectively                                   28,612         24,389
Investments and other                                              23,089         21,011
                                                                ---------      ---------
                                                                $ 413,997      $ 296,867
                                                                =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                              $  65,229      $  65,105
  Bank credit lines                                                 8,156          9,325
  Accruals:
    Salaries and related expenses                                   9,632          9,074
    Premium coupon redemptions                                      3,643          4,474
    Other                                                          20,410         26,534
  Current maturities of long-term debt                              3,259          3,343
                                                                ---------      ---------
       Total current liabilities                                  110,329        117,855
Long-term debt                                                     25,274         30,381
Other liabilities                                                   1,167          1,233
                                                                ---------      ---------
       Total liabilities                                          136,770        149,469
                                                                ---------      ---------

Minority interest                                                   4,308          4,547
                                                                ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, authorized
     60,000,000; issued and
     outstanding 22,093,048 and 18,358,673,
     respectively                                                     221            183
  Additional paid-in capital                                      247,898        123,866
  Retained earnings                                                26,424         19,746
  Treasury stock, at cost, 55,654 and 51,679
     shares, respectively                                            (913)          (769)
  Foreign currency translation adjustment                            (711)          (175)
                                                                ---------      ---------
       Total stockholders' equity                                 272,919        142,851
                                                                ---------      ---------
                                                                $ 413,997      $ 296,867
                                                                =========      =========


       See accompanying notes to consolidated financial statements.



                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                               Three months ended         Six months ended
                                            ------------------------   -----------------------
                                              June 29,      July 1,      June 29,     July 1,
                                               1996         1995          1996         1995
                                            -----------  -----------   ----------   ----------
Net sales ...............................   $ 194,722    $ 139,753    $ 380,081    $ 275,793
Cost of sales ...........................     136,792       97,646      267,202      193,371
                                            ---------    ---------    ---------    ---------
  Gross profit ..........................      57,930       42,107      112,879       82,422

Operating expenses:

  Selling, general and administrative....      51,460       37,418      101,705       74,747
  Special management compensation .......          --       15,497           --       15,497
                                            ---------    ---------    ---------    ---------
     Operating income (loss) ............       6,470      (10,808)      11,174       (7,822)

Other income (expense):
  Interest income .......................         748           70        1,143          139
  Interest expense ......................      (1,348)      (1,393)      (2,309)      (2,681)
  Other-net .............................          79           78          (18)         175
                                            ---------    ---------    ---------    ---------
     Income (loss) before taxes on
       income, minority interest and
       equity in earnings of affiliates .       5,949      (12,053)       9,990      (10,189)
Taxes on income .........................       2,040        1,515        3,823        2,296
Minority interest in net income (loss) of
  subsidiaries ..........................          56          124          (14)         296
Equity in earnings of affiliates ........         361          261          497          286
                                            ---------    ---------    ---------    ---------
Net income (loss) .......................   $   4,214    $ (13,431)   $   6,678    $ (12,495)
                                            =========    =========    =========    =========
Net income per common share .............   $     .22                 $     .35
                                            =========                 =========
Pro forma :
  Historical net income (loss) ..........                $ (13,431)                $ (12,495)
  Pro forma adjustments:
     Special management compensation ....                   15,497                    15,497
                                                         ---------                 ---------
Pro forma net income ....................                $   2,066                 $   3,002
                                                         =========                 =========
Pro forma net income per common share ...                $     .17                 $     .25
                                                         =========                 =========
Weighted average common and common
  equivalent shares outstanding .........      19,092                    18,887
                                            =========                 =========
Pro forma weighted average common and
  common equivalent shares outstanding ..                   12,184                    12,184
                                                         =========                 =========


           See accompanying notes to consolidated financial statements.


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                  Six months ended
                                                                              ------------------------
                                                                                June 29,      July 1,
                                                                                  1996        1995
                                                                              -----------  -----------
Cash flows from operating activities:
  Net income (loss) .......................................................   $   6,678    $ (12,495)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:

     Depreciation and amortization ........................................       3,513        1,871
     Provision (benefit) for losses on accounts receivable ................        (216)         121
     Benefit for deferred income taxes ....................................        (358)        (610)
     Special management compensation ......................................        --         15,497
     Undistributed earnings of affiliates .................................        (497)        (286)
     Minority interest in net income (loss) of subsidiaries ...............         (14)         296
     Other ................................................................          80           81

     Changes in assets and liabilities:
       Increase in accounts receivable ....................................     (18,490)     (12,309)
       Decrease in inventories ............................................         965        8,950
       Decrease in other current assets ...................................         298        1,612
       Decrease in accounts payable and accruals ..........................      (9,239)      (3,981)
                                                                              ---------    ---------
Net cash used in operating activities .....................................     (17,280)      (1,253)
                                                                              ---------    ---------
Cash flows from investing activities:
  Capital expenditures ....................................................      (5,251)      (3,951)
  Business acquisitions, net of cash acquired..............................      (6,963)        (518)
  Other ...................................................................      (1,496)        (776)
                                                                              ---------    ---------
Net cash used in investing activities .....................................     (13,710)      (5,245)
                                                                              ---------    ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ................................         846        1,408
  Principal payments on long-term debt ....................................      (4,270)        (943)
  Proceeds from issuance of stock .........................................     124,070           --
  Proceeds from borrowings from banks .....................................       2,392        5,525
  Payments on borrowings from banks .......................................      (5,894)         (43)
  Purchase of treasury stock ..............................................        (144)          --
  Other ...................................................................        (762)         683
                                                                              ---------    ---------
Net cash provided by financing activities .................................     116,238        6,630
                                                                              ---------    ---------
Net increase in cash and cash equivalents .................................      85,248          132
Cash and cash equivalents, beginning of period ............................       7,603        4,450
                                                                              ---------    ---------
Cash and cash equivalents, end of period ..................................   $  92,851    $   4,582
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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the six months ended June 29, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 1996.


Note 2.  Business Acquisitions

During 1995, the Company acquired fourteen healthcare distribution businesses including, on July 7, 1995, the distribution business of The Veratex Corporation ("Veratex"), a national direct marketer of medical, dental and veterinary products. Veratex had net sales of approximately $19,853 for the six months ended July 1, 1995. The Veratex acquisition also provides for contingent payments of up to approximately $2,000 if certain financial targets are satisfied.

The 1995 acquisitions, except as set forth below, were accounted for using the purchase method of accounting. One acquisition was from an affiliate and has been accounted for using the purchase method of accounting, with carry-over of predecessor basis with respect to the affiliate's proportionate share of net assets. Operations of these businesses have been included in the consolidated financial statements from their respective acquisition dates.

The Company completed three acquisitions during the six months ended June 29, 1996. The 1996 acquisitions were not material.

The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over a period not to exceed 30 years.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)
                                   (unaudited)




Note 2.  Business Acquisitions (cont'd)

The summarized unaudited pro forma results of operations set forth below for the six months ended July 1, 1995 assume the 1995 acquisitions occurred as of the beginning of the period.


                                                       Six Months
                                                          Ended
                                                      ------------
                                                      July 1, 1995
                                                      ------------
Net sales.............................................    $312,057
Pro forma net income..................................       2,732
Pro forma net income per common share.................       $0.20


Pro forma net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings that may result from the Company's integration efforts.

Note 3.  Public Offering

On June 21, 1996, the Company sold 3,734,375 shares and certain of its stockholders sold 2,812,000 shares of Common Stock of the Company in a public offering at $35.00 per share, netting proceeds to the Company, after underwriting discounts and expenses, of approximately $124,070. Proceeds from the Offering were used to (i) repay $34,600 outstanding under the Company's revolving credit agreement, and (ii) repay a $2.4 million note payable incurred in connection with a 1995 acquisition; the remaining proceeds will be used for general corporate purposes, including financing possible acquisitions.

Note 4.  Supplemental Net Income per Share

Supplemental net income per share for the six months ended June 29, 1996 was $0.37. For this calculation, the weighted average number of common shares includes the shares assumed to provide the proceeds, at the public offering price (see Note 3), needed to retire average revolving credit borrowings and debt for the period from the beginning of the year (or the date the debt was incurred) to the respective retirement date. The net income was adjusted to exclude the related financing and interest expenses of the debt.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 29, 1996 compared to
     Three Months Ended July 1, 1995

Net sales increased $54.9 million, or 39.3%, to $194.7 million for the three months ended June 29, 1996 from $139.8 million for the three months ended July 1, 1995. The Company estimates that approximately 22.2% of the net sales growth was due to internal growth, while the remaining 17.1% was due to acquisitions. Of the $54.9 million increase, approximately $32.3 million represented a 43.9% increase in the Company's dental business, $13.3 million represented a 47.3% increase in its medical business, $7.6 million represented a 29.6% increase in its international business, and $1.7 million represented a 23.0% increase in the Company's veterinary business. Technology net sales remained consistent with last year's results. The dental net sales increase was primarily the result of the effectiveness of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions and entering the U.S. market for large dental equipment. The medical net sales increase was primarily due to acquisitions, increased net sales to renal dialysis centers and increased outbound telesales activity. In the international market, the increase in net sales was primarily due to acquisitions and increased unit volume growth. In the veterinary market, the increase in net sales was primarily due to increased account penetration and an acquisition. In the technology market, the Company has experienced a lengthening of the sales cycle for migrating "DOS" customers to a Windows product, causing net sales to remain basically at last year's level. The Company believes that for the balance of 1996, technology net sales will experience modest growth over 1995 net sales levels.

Gross profit increased by $15.8 million, or 37.5%, to $57.9 million for the three months ended June 29, 1996 from $42.1 million for the three months ended July 1, 1995, while gross profit margin decreased to 29.7% from 30.1%. The $15.8 million increase in gross profit was primarily due to increased sales volume and the effects of acquisitions. The decrease in gross profit margin was due to the lower higher margin technology sales as a percentage of total net sales.

Selling, general and administrative expenses increased by $14.1 million, or 37.7%, to $51.5 million for the three months ended June 29, 1996 from $37.4 million for the three months ended July 1, 1995. Selling and shipping expenses increased by $10.9 million, or 45.4%, to $34.9 million for the three months ended June 29, 1996 from $24.0 million for the three months ended July 1, 1995. As a percentage of net sales, selling and shipping expenses increased 0.7% to 17.9% for the three months ended June 29, 1996 from 17.2% for the three months ended July 1, 1995. The increase in selling and shipping expenses as a percentage of net sales was primarily due to an increase in the number of field sales consultants. General and administrative expenses increased $3.2 million, or 23.9%, to $16.6 million for the three months ended June 29, 1996 from $13.4 million for the three months ended July 1, 1995, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.1% to 8.5% for the three months ended June 29, 1996 from 9.6% for the three months ended July 1, 1995 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 39.3% increase in net sales volume for the same period.

Other income (expense) decreased by $0.7 million, or 58.3%, to $0.5 million for the three months ended June 29, 1996 from $1.2 million for the three months ended July 1, 1995. This decrease was primarily due to the recognition of imputed interest resulting from certain customers' extended payment terms.

Equity in earnings of affiliates increased by $0.1 million, or 33.3%, to $0.4 million for the three months ended June 29, 1996 from $0.3 million for the three months ended July 1, 1995. This increase was primarily due to an acquisition during the fourth quarter of 1995.

For the three months ended June 29, 1996, the Company's provision for taxes was $2.0 million, while pre-tax income was $5.9 million, resulting in an effective tax rate of 33.9%. This effective tax rate is primarily a result of the restructuring of certain foreign subsidiaries, thereby allowing the utilization of losses currently. For the balance of the year, the Company expects its effective tax rate to be slightly over 38.0%. For the three months ended July 1, 1995, the Company's provision for taxes was $1.5 million, while the pre-tax loss was $12.1 million. The difference between the tax provision and the amount that would have been recoverable by applying the statutory rate to the pre-tax loss was attributable substantially to the non-deductibility for income tax purposes of the $15.5 million appreciation in the value of the stock issued to senior management. On a pro-forma basis, pre-tax income was $3.4 million, resulting in a pro-forma effective tax rate of 44.1%. The difference between the pro-forma effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible net losses of certain foreign subsidiaries which were not included in the Company's consolidated tax return.


Six Months Ended June 29, 1996 compared to
     Six Months Ended July 1, 1995

Net sales increased $104.3 million, or 37.8%, to $380.1 million for the six months ended June 29, 1996 from $275.8 million for the six months ended July 1, 1995. The Company estimates that approximately 21.1% of the net sales growth represented internal growth, while the remaining 16.7% was due to acquisitions. Of the $104.3 million increase, approximately $55.1 million represented a 37.9% increase in the Company's dental business, $26.4 million represented a 47.9% increase in its medical business, $19.0 million represented a 37.5% increase in its international business, $3.4 million represented a 24.1% increase in the Company's veterinary business and $0.4 million represented a 3.7% increase in the Company's technology business. The dental net sales increase was primarily the result of the effectiveness of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), entering the U.S. market for large dental equipment and acquisitions. The medical net sales increase was primarily due to the effects of acquisitions, increased net sales to renal dialysis centers and increased outbound telesales activity. In the international market, the increase in net sales was primarily due to acquisitions and increased unit volume growth. In the veterinary market, the increase in net sales was primarily due to increased account penetration and an acquisition. In the technology market, the Company has experienced a lengthening of the sales cycle for migrating "DOS" customers to a Windows product, causing net sales to increase slightly over last year's level. The Company believes that for the balance of 1996, technology net sales will experience modest growth over 1995 net sales levels.

Gross profit increased by $30.5 million, or 37.0% to $112.9 million for the six months ended June 29, 1996 from $82.4 million for the six months ended July 1, 1995, while gross profit margin decreased to 29.7% from 29.9%. The $30.5 million increase in gross profit was primarily due to increased sales volume and the effects of acquisitions. The decrease in gross profit margin was due to the lower higher margin technology sales as a percentage of total net sales.

Selling, general and administrative expenses increased by $27.0 million, or 36.1%, to $101.7 million for the six months ended June 29, 1996 from $74.7 million for the six months ended July 1, 1995. Selling and shipping expenses increased by $21.0 million, or 43.9%, to $68.8 million for the six months ended June 29, 1996 from $47.8 million for the six months ended July 1, 1995. As a percentage of net sales, selling and shipping expenses increased 0.8% to 18.1% for the six months ended June 29, 1996 from 17.3% for the six months ended July 1, 1995. The increase in selling and shipping expenses as a percentage of net sales was primarily due to an increase in the number of field sales consultants. General and administrative expenses increased $6.0 million, or 22.3%, to $32.9 million for the six months ended June 29, 1996 from $26.9 million for the six months ended July 1, 1995, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.1% to 8.7% for the six months ended June 29, 1996 from 9.8% for the six months ended July 1, 1995 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 37.8% increase in net sales volume for the same period.

Other income (expense) decreased by $1.2 million, or 50.0%, to $1.2 million for the six months ended June 29, 1996 from $2.4 million for the six months ended July 1, 1995. The decrease was primarily due to the recognition of imputed interest resulting from certain customers' extended payment terms.

Equity in earnings of affiliates increased by $0.2 million to $0.5 million for the six months ended June 29, 1996 from $0.3 million for the six months ended July 1, 1995. This increase was primarily due to the acquisition.

For the six months ended June 29, 1996, the Company's provision for taxes was $3.8 million, while pre-tax income was $10.0 million, resulting in an effective tax rate of 38.0%. The difference between the effective tax rate and the Federal statutory rate is primarily a result of the restructuring of certain foreign subsidiaries, thereby allowing the utilization of losses currently. For the balance of the year, the Company expects its effective tax rate to be slightly over 38.0%. For the six months ended July 1, 1995, the Company's provision for taxes was $2.3 million, while the pre-tax loss was $10.2 million. The difference between the tax provision and the amount that would have been recoverable by applying the statutory rate to the pre-tax loss was attributable substantially to the non-deductibility for income tax purposes of the $15.5 million appreciation in the value of the stock issued to senior management. On a pro-forma basis, pre-tax income was $5.3 million, resulting in a pro-forma effective tax rate of 43.4%. The difference between the pro-forma effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible net losses of certain foreign subsidiaries which were not included in the Company's consolidated tax return.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products and special inventory buying opportunities, (b) capital expenditures, and (c) acquisitions. Since sales have traditionally been strongest during the fourth quarter and special inventory buying opportunities have traditionally been most prevalent just before the end of the year, the Company's working capital requirements are generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has historically financed its business primarily through revolving credit facilities and recently through public stock issuances.

Net cash used in operating activities for the six months ended June 29, 1996 of $17.3 million resulted primarily from a net increase in working capital of $26.5 million offset in part by net income (adjusted for non-cash charges relating to primarily depreciation and amortization) of $10.2 million. The increase in working capital was primarily due to a $18.5 million increase in accounts receivable resulting from increased sales and extended payment terms, and a decrease in accounts payable and other accrued expenses of $9.2 million. The Company anticipates future increases in working capital as a result of its continued sales growth.

Net cash used in investing activities for the six months ended June 29, 1996 of $13.7 million was used primarily to make acquisitions of $7.0 million and capital expenditures of $5.3 million. The increased amount of capital expenditure over comparable prior periods was due to development of its new order entry and accounts receivable systems, as well as expenditures for additional operating facilities. The Company expects that it will continue to incur capital expenditures for the development of its new order entry and accounts receivable systems.

Net cash provided by financing activities for the six months ended June 29, 1996 of $116.2 million resulted primarily from the net cash proceeds of a public offering of its common stock (completed on June 21, 1996) of $124.1 million, partially offset by debt repayments of approximately $10.2 million.

A balloon payment of approximately $3.7 million is due on October 31, 1997 under a term loan associated with a foreign acquisition.

In addition, with respect to the acquisitions completed during fiscal 1995, as well as certain other acquisitions and ventures which have been completed or for which agreements have been executed, holders of minority interest in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity. One of the acquisitions also provides for contingent consideration of up to approximately $2.0 million if certain financial targets are satisfied.

The Company's cash and cash equivalents as of June 29, 1996 of $92.9 million are invested primarily in short-term tax exempt securities rated AAA by Standard & Poors (or an equivalent rating). These investments have staggered maturity dates and have a high degree of liquidity.

The Company entered into a $65.0 million, four-year revolving credit facility on July 5, 1995. Borrowings under the facility were $14.5 million at June 29, 1996. At June 29, 1996, this facility was unsecured. In addition, the Company's subsidiaries have revolving credit facilities that total approximately $12.1 million.

The Company believes that its cash and cash equivalents of $92.9 million as of June 29, 1996, its anticipated cash flow from operations, its ability to access public debt and equity markets, and the availability of funds under its existing credit agreements, will provide it with liquidity sufficient to meet its capital needs for at least the forthcoming year.

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

PART II.  OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security-Holders

At the Company's Annual Meeting of Stockholders held on May 8, 1996, the stockholders of the Company approved the 1996 Non-Employee Director Stock Option Plan (16,209,374 shares voting for; 430,881 shares against; 218,940 shares abstaining; and 0 broker non-votes).

Item 5 -- Other Information

On June 21, 1996, the Company sold 3,734,375 shares and certain of its stockholders sold 2,812,000 shares of Common Stock of the Company in an underwritten public offering at a price to the public of $35.00 per share.

Item 6 -- Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          11.1 -Computation of Earnings per Share
          27.1 -Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended June 29, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HENRY SCHEIN, INC.
                                        (Registrant)


Dated: August 12, 1996                  By: ________________
                                        Steven Paladino
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer)

                                                                    EXHIBIT 11.1

                                           HENRY SCHEIN, INC. AND SUBSIDIARIES
                                       COMPUTATION OF PRO FORMA EARNINGS PER SHARE
                                                       (unaudited)


                                                               Three months ended                 Six months ended
                                                          ---------------------------       ---------------------------
                                                           June 29,          July 1,         June 29,          July 1,
                                                             1996             1995             1996             1995
                                                          ----------       ----------       ----------       ----------

Pro forma net income per consolidated statements of
  operations (in thousands) ........................    $      4,214     $      2,066     $      6,678     $      3,002
                                                        ============     ============     ============     ============
Pro forma weighted average common shares
  outstanding:
  Shares outstanding at December 25, 1993 ..........      11,390,544       11,390,544       11,390,544       11,390,544
  1994 issuances:
     Shares issued, in part, to extinguish liability
       under long-term executive incentive
       compensation plan ...........................         489,456          489,456          489,456          489,456
     Shares issued to ESOP trust in 12/94 ..........         128,257          128,257          128,257          128,257
     Stock options granted and to be granted in 1995
       at an exercise price of $4.21 per share (1) .         221,397          237,897          221,397          237,897
     IPO Options (Class B) .........................         408,400             --            408,400             --
  1995 issuances:
     IPO Shares ....................................       5,090,000             --          5,090,000             --
     Shares issued as of September 1, 1995 in
       connection with one of the Acquisitions .....       1,260,416             --          1,260,416             --
                                                          ----------       ----------       ----------       ----------
                                                          18,988,470       12,246,154       18,988,470       12,246,154
     Less treasury stock ...........................         (55,654)            --            (55,654)            --
                                                          ----------       ----------       ----------       ----------
                                                          18,932,816       12,246,154       18,932,816       12,246,154
  1996 issuances:
     Secondary Offering Shares .....................         373,309             --            188,642             --
                                                          ----------       ----------       ----------       ----------
                                                          19,306,125       12,246,154       19,121,458       12,246,154
  Less assumed repurchase of shares under treasury
     stock method based on an average price of
     $31.86 per share (2):
       Stock options---221,397 shares
                       x $4.21
                       -------

                       $932,081 /$31.86 ............         (26,707) (4)     (62,597) (3)     (29,256) (5)     (62,597) (3)
       IPO options-----408,400 shares
                       x $16.00
                       --------
                       $6,534,400 /$31.86 ..........        (187,232) (4)        --           (205,097) (5)        --
       ESOP shares----Compensation expense
         assumed to be proceeds for period prior
         to issuance-$900,000 /$16.00 ..............            --               --               --               --
                                                          ----------       ----------       ----------       ----------
Pro forma weighted average common shares
outstanding ........................................      19,092,186       12,183,557       18,887,105       12,183,557
                                                        ============     ============     ============     ============
Pro forma net income per common share ..............    $        .22     $        .17     $        .35     $        .25
                                                        ============     ============     ============     ============

- -----------
(1)  Considered "cheap stock" and treated as outstanding since January 1, 1995.
(2) The treasury stock method was not used for the shares issued to settle the long-term incentive plan liability and the compensatory portion of the stock options granted because the related special compensation charges have been/will be excluded from pro forma net income and, therefore, were not assumed to be proceeds.
(3)  Computed using IPO value per share of $16.00 on 237,897 stock options.
(4) Computed using the average closing value per share for the three months ended June 29, 1996.
(5) Computed using the average closing value per share for the six months ended June 29, 1996.