Form 10-Q
period 1996-09-28
SCHEIN HENRY INC
filed 1996-11-12
CIK 1000228

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

For the period ended September 28, 1996

                                       OR

___ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

Commission File Number: 0-27078


                               HENRY SCHEIN, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      11-3136595
(State or other jurisdiction of                      (I.R.S. Employer
      incorporation or                              Identification No.)
      organization)
                                 135 Duryea Road
                            Melville, New York 11747
                    (Address of principal executive offices)

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


                      Yes  |X|                   No  |_|

     As of November 11, 1996, there were 22,096,851 shares of the Registrant's Common Stock outstanding.

================================================================================

                               HENRY SCHEIN, INC.

                                      INDEX


                        PART I.  FINANCIAL INFORMATION                  Page No.
                                                                        --------
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
            September 28, 1996 and December 30, 1995.........................  3

         Consolidated Statements of Operations
            Three and nine months ended September 28, 1996 and
            September 30, 1995...............................................  4

         Consolidated Statements of Cash Flows
           Nine months ended September 28, 1996 and September 30, 1995.......  5

         Notes to Consolidated Financial Statements .........................  6

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations .......................................  8


               PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K ................................... 13

         Signature .......................................................... 13

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                     September 28,  December 30,
                                                          1996          1995
                                                     -------------  ------------
    ASSETS                                            (unaudited)
Current assets:
  Cash and cash equivalents ........................   $  48,905      $   7,603
  Accounts receivable, less reserves of $6,329
    and $6,335, respectively .......................     135,095         91,248
  Inventories ......................................     105,790         96,515
  Deferred income taxes ............................       7,097          6,896
  Other ............................................      24,506         19,492
                                                       ---------      ---------
    Total current assets ...........................     321,393        221,754
Property and equipment, net of accumulated
  depreciation of $38,301 and $33,904,
  respectively .....................................      35,637         29,713
Goodwill and other intangibles, net of
  accumulated amortization of $3,100 and
  1,795, respectively ..............................      50,829         24,389
Investments and other ..............................      26,157         21,011
                                                       ---------      ---------
                                                       $ 434,016      $ 296,867
                                                       =========      =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .................................   $  71,794      $  65,105
  Bank credit lines ................................       7,946          9,325
  Accruals:
    Salaries and related expenses ..................      10,512          9,074
    Premium coupon redemptions .....................       3,323          4,474
    Other ..........................................      22,898         26,534
  Current maturities of long-term debt .............       5,968          3,343
                                                       ---------      ---------
    Total current liabilities ......................     122,441        117,855
Long-term debt .....................................      24,837         30,381
Other liabilities ..................................       1,353          1,233
                                                       ---------      ---------
    Total liabilities ..............................     148,631        149,469
Minority interest ..................................       4,987          4,547
                                                       ---------      ---------
Commitments and contingencies
Stockholders' equity:
  Common stock, $.01 par value, authorized
   60,000,000; issued and outstanding
   22,154,455 and 18,358,673, respectively .........         222            183
  Additional paid-in capital .......................     250,080        123,866
  Retained earnings ................................      31,714         19,746
  Treasury stock, at cost, 57,604 and 51,679
   shares, respectively ............................        (977)          (769)
  Foreign currency translation adjustment ..........        (641)          (175)
    Total stockholders' equity .....................     280,398        142,851
                                                       ---------      ---------
                                                       $ 434,016      $ 296,867
                                                       =========      =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                 Three months ended             Nine months ended
                                           -----------------------------   -----------------------------
                                           September 28,   September 30,   September 28,   September 30,
                                               1996            1995            1996            1995
                                           -------------   -------------   -------------   -------------
Net sales ............................      $ 212,529       $ 156,667       $ 592,610       $ 432,460
Cost of sales ........................        150,585         108,577         417,787         301,948
                                            ---------       ---------       ---------       ---------
  Gross profit .......................         61,944          48,090         174,823         130,512
Operating expenses:
  Selling, general and administrative          54,323          42,902         156,028         117,649
  Special management compensation ....           --              --              --            15,497
                                            ---------       ---------       ---------       ---------
    Operating income (loss) ..........          7,621           5,188          18,795          (2,634)
Other income (expense):
  Interest income ....................            577              24           1,720             163
  Interest expense ...................           (736)         (1,646)         (3,045)         (4,327)
  Other-net ..........................            101            (185)             83             (10)
                                            ---------       ---------       ---------       ---------
    Income (loss) before taxes
     on income, minority interest and
     equity in earnings of affiliates           7,563           3,381          17,553          (6,808)
Taxes on income ......................          2,888           1,373           6,711           3,669
Minority interest in net income (loss)
 of subsidiaries .....................             (1)            209             (15)            505
Equity in earnings of affiliates .....            614             294           1,111             580
                                            ---------       ---------       ---------       ---------
Net income (loss) ....................      $   5,290       $   2,093       $  11,968       $ (10,402)
                                            =========       =========       =========       =========
Net income per common share...........      $     .24       $     .17       $     .60
                                            =========       =========       =========
Weighted average common and common
 equivalent shares outstanding........         22,504          12,585          20,091
                                            =========       =========       =========
Pro forma:
  Historical net  loss................                                                      $ (10,402)
  Pro forma adjustments:
    Special management compensation...                                                         15,497
                                                                                            ---------
Pro forma net income..................                                                      $   5,095
                                                                                            =========
Pro forma net income per common share                                                       $     .41
                                                                                            =========
Pro forma weighted average common and
 common equivalent shares outstanding.                                                         12,319
                                                                                            =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                          Nine months ended
                                                   -----------------------------
                                                   September 28,   September 30,
                                                       1996            1995
                                                   -------------   -------------
Cash flows from operating activities:
  Net income (loss) .............................    $  11,968         $(10,402)
  Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:

    Depreciation and amortization ...............        5,685            4,173
    Provision (benefit) for losses on accounts
     receivable .................................         (296)             263
    Benefit for deferred income taxes ...........          (20)             (52)
    Special management compensation .............         --             15,497
    Stock issued to ESOP  trust .................          820             --
    Undistributed earnings of affiliates ........       (1,111)            (580)
    Minority interest in net income (loss)
     of subsidiaries ............................          (15)             505
    Other .......................................           20               86

  Changes in assets and liabilities:
    Increase in accounts receivable .............      (36,258)         (25,631)
    (Increase) decrease in inventories ..........       (4,553)           7,527
    (Increase) decrease in other current assets .       (5,189)              54
    Increase (decrease) in accounts payable and
     accruals ...................................       (4,209)           3,491
                                                     ---------         --------
Net cash used in operating activities ...........      (33,158)          (5,069)
                                                     ---------         --------
Cash flows from investing activities:
  Capital expenditures ..........................       (8,565)          (5,327)
  Business acquisitions, net of cash acquired ...      (30,635)         (11,129)
  Other .........................................       (3,042)          (4,553)
                                                     ---------         --------
Net cash used in investing activities ...........      (42,242)         (21,009)
                                                     ---------         --------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ......        1,340            1,294
  Principal payments on long-term debt ..........       (3,937)          (1,369)
  Proceeds from issuance of stock ...............      124,070             --
  Proceeds from borrowings from banks ...........        4,606           26,603
  Payments on borrowings from banks .............       (8,879)            --
  Purchase of treasury stock ....................         (208)            --
  Other .........................................         (290)             487
                                                     ---------         --------
Net cash provided by financing activities .......      116,702           27,015
                                                     ---------         --------
Net increase in cash and cash equivalents .......       41,302              937
Cash and cash equivalents, beginning of period ..        7,603            4,450
                                                     ---------         --------
Cash and cash equivalents, end of period ........    $  48,905         $  5,387
                                                     =========         ========


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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 1995. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the nine months ended September 28, 1996 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 1996.

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

The Company has completed ten acquisitions during the nine months ended September 28, 1996. These acquisitions included three medical supply distributors, five domestic dental supply distributors and two international dental supply distributors. These acquisitions were accounted for using the purchase method of accounting and had net sales for the nine months ended September 30, 1995 of approximately $67,000. The total amount of cash paid and the value of the shares of common stock issued in connection with the 1996 acquisitions was approximately $30,635 and $1,363, respectively. No single acquisition was material.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        (in thousands, except share data)
                                   (unaudited)

Note 2.  Business Acquisitions (cont'd)

The summarized unaudited pro forma results of operations set forth below for the nine months ended September 28, 1996 and September 30, 1995 assume the acquisitions occurred as of the beginning of each of these periods.

                                                          Nine Months Ended
                                                   -----------------------------
                                                   September 28,   September 30,
                                                       1996            1995
                                                   -------------   -------------
Net sales ........................................   $640,573         $ 532,230
Net income (loss) ................................     12,327            (9,122)
Pro forma net income, reflecting adjustment for
  special management compensation ................       --               6,375
Pro forma net income per common share ............       0.61              0.52


Pro forma net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings that may result from the Company's integration efforts.

Note 3.  Public Offering

On June 21, 1996, the Company sold 3,734,375 shares and certain of its stockholders sold 2,812,000 shares of Common Stock of the Company in a public offering (the "Offering") at a price to the public of $35.00 per share, netting proceeds to the Company, after underwriting discounts and expenses, of approximately $124,070. Proceeds from the Offering were used to (i) repay $34,600 outstanding under the Company's revolving credit agreement, (ii) finance 1996 acquisitions totaling $30,635 and (iii) repay a $2.4 million note payable incurred in connection with a 1995 acquisition; the remaining proceeds have been and will continue to be used for working capital needs and for general corporate purposes, including financing possible additional acquisitions.

Note 4.  Supplemental Net Income per Share

Supplemental net income per share for the nine months ended September 28, 1996 was $0.60. For this calculation, the weighted average number of common shares includes the shares assumed to provide the proceeds, at the Offering price (see
Note 3), needed to retire average revolving credit borrowing and other debt for the period from the beginning of the year (or the date the debt was incurred) to the respective retirement date. The supplemental net income excludes financing and interest expenses of the debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 28, 1996 compared to
 Three Months Ended September 30 ,1995

Net sales increased $55.8 million, or 35.6%, to $212.5 million for the three months ended September 28, 1996 from $156.7 million for the three months ended September 30, 1995. The Company estimates that approximately 19.1% of the net sales growth was due to internal growth, while the remaining 16.5% was due to acquisitions. Of the $55.8 million increase, approximately $25.5 million represented a 30.0% increase in the Company's dental business, $20.9 million represented a 63.0% increase in its medical business, $8.7 million represented a 33.9% increase in its international business, and $1.4 million represented a 17.7% increase in the Company's veterinary business. Technology net sales decreased $0.7 million, or 14.3%. The increase in dental net sales was primarily the result of the effectiveness of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions, continued success in the Company's target marketing programs and increased sales in the large dental equipment market, which was favorably effected by the Company's introduction of its new Empire line of Schein Brand equipment. The increase in medical net sales was primarily due to acquisitions, increased net sales to renal dialysis centers and net sales to customers enrolled in the AMA Purchase Link program. In the international market, 22.6% of the increase in net sales was due to acquisitions, with the balance attributable to increased unit volume growth. In the veterinary market, the increase in net sales was primarily due to increased account penetration. In the technology market, the enhancement to the Company's Easy Dental(R) for Windows product, which was scheduled to be released in September, is expected to be released in the fourth quarter of this year. Had the enhancement been released in September, the Company believes the technology sales would have been comparable with 1995 net sales for the same period. The Company believes that for the balance of 1996, technology net sales will be below the 1995 net sales level.

Gross profit increased by $13.8 million, or 28.7%, to $61.9 million for the three months ended September 28, 1996 from $48.1 million for the three months ended September 30, 1995, while gross profit margin decreased to 29.1% from 30.7%. The $13.8 million increase in gross profit was primarily due to increased sales volume and acquisitions. The decrease in gross profit margin was primary due to lower technology sales as a percentage of total net sales and other sales mix changes.

Selling, general and administrative expenses increased by $11.4 million, or 26.6%, to $54.3 million for the three months ended September 28, 1996 from $42.9 million for the three months ended September 30, 1995. Selling and shipping expenses increased by $10.1 million, or 35.9%, to $38.2 million for the three months ended September 28, 1996 from $28.1 million for the three months ended September 30, 1995. As a percentage of net sales, selling and shipping expenses increased 0.1% to 18.0% for the three months ended September 28, 1996 from 17.9% for the three months ended September 30, 1995. General and administrative expenses increased $1.3 million, or 8.8%, to $16.1 million for the three months ended September 28, 1996 from $14.8 million for the three months ended September 30, 1995, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.8% to 7.6% for the three months ended September 28, 1996 from 9.4% for the three months ended September 30, 1995 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 35.6% increase in net sales volume for the same period and the Company's ability to leverage its core infrastructure.

Other income (expense) decreased by $1.7 million, or 94.4%, to $0.1 million for the three months ended September 28, 1996 from $1.8 million for the three months ended September 30, 1995. This decrease was primarily due to a decrease in average borrowings, which were partially paid off with proceeds from the Company's initial public offering in November 1995 and its follow-on offering in June 1996, as well as an increase in interest income on short-term investments.

Equity in earnings of affiliates increased by $0.3 million, or 100.0%, to $0.6 million for the three months ended September 28, 1996 from $0.3 million for the three months ended September 30, 1995. This increase was primarily due to two acquisitions which occurred during the fourth quarter of 1995.

For the three months ended September 28, 1996, the Company's provision for taxes was $2.9 million, while pre-tax income was $7.6 million, resulting in an effective tax rate of 38.2%. The difference between the effective tax rate and the Federal statutory rate is primarily the result of state income taxes. For the three months ended September 30, 1995, the Company's provision for taxes was $1.4 million, while pre-tax income was $3.4 million resulting in an effective tax rate of 41.2%. The difference between the 1995 effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible net losses of certain foreign subsidiaries which, at that time, were not included in the Company's consolidated tax return.

Nine Months Ended September 28, 1996 compared to
Nine Months Ended September 30, 1995

Net sales increased $160.1 million, or 37.0%, to $592.6 million for the nine months ended September 28, 1996 from $432.5 million for the nine months ended September 30, 1995. The Company estimates that approximately 20.2% of the net sales growth represented internal growth, while the remaining 16.8% was due to acquisitions. Of the $160.1 million increase, approximately $80.6 million represented a 35.0% increase in the Company's dental business, $47.3 million represented 53.6% increase in its medical business, $27.7 million represented a 36.3% increase in its international business and $4.9 million represented a 22.4% increase in the Company's veterinary business. Technology net sales decreased $0.4 million, or 2.5%. The increase in the dental net sales was primarily the result of the effectiveness of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions and increased sales in the large dental equipment market. The increase in the medical net sales was primarily due to the effects of acquisitions, increased net sales to renal dialysis centers and increased net sales to customer enrolled in the AMA Purchase Link program. In the international market, 23.4% of the increase in net sales was due to acquisitions and the balance was due to increased unit volume growth. In the veterinary market, the increase in net sales was primarily due to increased account penetration. In the technology market, the Company has experienced a lengthening of the sales cycle for migrating "DOS" customers to a Windows product, and a delay in the release of the enhancement to the Company's Easy Dental(R) for Windows product causing net sales to decrease slightly from last year's level. The Company expects to release the enhancement to the Company's Easy Dental (R) for Windows product in the fourth quarter of this year. The Company believes that for the balance of 1996, technology net sales will be below the 1995 net sales levels.

Gross profit increased by $44.3 million, or 33.9% to $174.8 million for the nine months ended September 28, 1996 from $130.5 million for the nine months ended September 30, 1995, while gross profit margin decreased to 29.5% from 30.2%. The $44.3 million increase in gross profit was primarily due to increased sales volume and acquisitions. The decrease in gross profit margin was primary due to lower technology sales as a percentage of total net sales and other sales mix changes.

Selling, general and administrative expenses increased by $38.4 million, or 32.7%, to $156.0 million for the nine months ended September 28, 1996 from $117.6 million for the nine months ended September 30, 1995. Selling and shipping expenses increased by $31.1 million, or 41.0%, to $107.0 million for the nine months ended September 28, 1996 from $75.9 million for the nine months ended September 30, 1995. As a percentage of net sales, selling and shipping expenses increased 0.6% to 18.1% for the nine months ended September 28, 1996 from 17.5% for the nine months ended September 30, 1995. The increase in selling and shipping expenses as a percentage of net sales was primarily due to an increase in the number of field sales consultants and equipment sales and service centers. General and administrative expenses increased $7.3 million, or 17.5%, to $49.0 million for the nine months ended September 28, 1996 from $41.7 million for the nine months ended September 30, 1995 primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.3% to 8.3% for the nine months ended September 28, 1996 from 9.6% for the nine months ended September 30, 1995 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 37.0% increase in net sales volume for the same period.

Other income (expense) decreased by $3.0 million, or 71.4%, to $1.2 million for the nine months ended September 28, 1996 from $4.2 million for the nine months ended September 30, 1995. The decrease was primarily due to a decrease in average borrowings which were partially paid off with proceeds from the Company's initial public offering in November 1995 and its follow-on offering in June 1996, as well as an increase in interest income on short-term investments and the recognition of imputed interest resulting from certain customers' extended payment terms.

Equity in earnings of affiliates increased by $0.5 million to $1.1 million for the nine months ended September 28, 1996 from $0.6 million for the nine months ended September 30, 1995. This increase was primarily due to two acquisitions which occurred during the fourth quarter of 1995.

For the nine months ended September 28, 1996, the Company's provision for taxes was $6.7 million, while pre-tax income was $17.6 million, resulting in an effective tax rate of 38.1%. The difference between the effective tax rate and the Federal statutory rate is primarily a result of state income taxes. For the nine months ended September 30, 1995, the Company's provision for taxes was $3.7 million, while the pre-tax loss was $6.8 million. The difference between the tax provision and the amount that would have been recoverable by applying the statutory rate to the pre-tax loss was attributable substantially to the non-deductibility for income tax purposes of the $15.5 million appreciation in the value of the stock issued to senior management. On a pro-forma basis, pre-tax income was $8.7 million, resulting in a pro-forma effective tax rate of 42.5%. The difference between the pro-forma effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible net losses of certain foreign subsidiaries which were not included in the Company's consolidated tax return.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products and special inventory buying opportunities, (b) capital expenditures, and (c) acquisitions. Since sales have traditionally been strongest during the fourth quarter and special inventory buying opportunities have traditionally been most prevalent just before the end of the year, the Company's working capital requirements are generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities and stock issuances.

Net cash used in operating activities for the nine months ended September 28, 1996 of $33.2 million resulted primarily from a net increase in working capital of $50.2 million offset in part by net income, adjusted for non-cash charges relating primarily to depreciation and amortization, of $17.0 million. The increase in working capital was primarily due to (i) a $36.3 million increase in accounts receivable resulting from increased sales and extended payment terms,
(ii) a $4.6 million increase in inventory, (iii) a $5.2 million increase in other current assets, and (iv) a decrease in accounts payable and other accrued expenses of $4.2 million. The Company anticipates future increases in working capital as a result of its continued sales growth.

Net cash used in investing activities for the nine months ended September 28, 1996 of $42.2 million resulted primarily from cash used to make acquisitions of $30.6 million and capital expenditures of $8.6 million. The increased amount of capital expenditures over the comparable prior year period was due to the development of new order entry and accounts receivable systems, as well as expenditures for additional operating facilities. The Company expects that it will continue to incur capital expenditures for the development of its new order entry and accounts receivable systems.

Net cash provided by financing activities for the nine months ended September 28, 1996 of $116.7 million resulted primarily from the net cash proceeds of a public offering of its common stock (completed on June 21, 1996) of $124.1 million, partially offset by net debt repayments of approximately $6.9 million.

A balloon payment of approximately $3.7 million is due on October 31, 1997 under a term loan associated with a foreign acquisition.

In addition, with respect to certain acquisitions and joint ventures, holders of minority interest in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

The Company's cash and cash equivalents as of September 28, 1996 of $48.9 million are invested primarily in short-term tax exempt securities rated AAA by Moodys (or an equivalent rating). These investments have staggered maturity dates and have a high degree of liquidity since the securities are actively traded in public markets.

The Company entered into a $65.0 million, four-year revolving credit facility on July 5, 1995. Borrowings under the facility were $14.5 million at September 28, 1996. At September 28, 1996, this facility was unsecured. In addition, the Company's subsidiaries have revolving credit facilities that total approximately $11.1 million.

The Company believes that its cash and cash equivalents of $48.9 million as of September 28, 1996, its anticipated cash flow from operations, its ability to access public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its capital needs for at least the forthcoming year.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains forward-looking statements based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of health care practitioners, the impact of health care reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 30, 1995. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Form 10-Q and those in the Company's reports previously filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

Item 6 -- Exhibits and Reports on Form 8-K

    (a) Exhibits.

        11.1 - Computation of Earnings per Share
        27.1 - Financial Data Schedule

    (b) Reports on Form 8-K.

        No reports on Form 8-K were filed during the quarter ended September 28, 1996.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                HENRY SCHEIN, INC.
                                                (Registrant)


Dated: November 11, 1996                        By: /s/ Steven Paladino
                                                Steven Paladino
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                Principal Accounting Officer)