Form 10-K
period 1996-12-28
SCHEIN HENRY INC
filed 1997-03-28
CIK 1000228

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                      FOR ANNUAL AND TRANSITION REPORTS
                   PURSUANT TO SECTIONS 13 OR 15(d) OF THE

                       SECURITIES EXCHANGE ACT OF 1934.

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 28, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 Commission file number 0-27078

                               HENRY SCHEIN, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    DELAWARE                         11-3136595
         -------------------------------         -------------------
         (State or other jurisdiction of          (I.R.S. Employer
         incorporation or organization)          Identification No.)

                 135 Duryea Road
               Melville, New York                      11747
    ----------------------------------------         ----------
    (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code (516) 843-5500

         Securities registered pursuant to Section 12(b) of the Act:

                                     None

         Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, par value $.01
                         ----------------------------
                               (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES: [X]   NO: [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on March 21, 1997 was approximately $369,341,068.

     As of March 21, 1997, 23,324,085 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                      Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 28, 1996) are incorporated by reference in Part III hereof.

================================================================================

                               TABLE OF CONTENTS

                                                                     Page Number
                                                                     -----------
PART I
  ITEM 1. Business                                                           1
  ITEM 2. Properties                                                        13
  ITEM 3. Legal Proceedings                                                 14
  ITEM 4. Submission of Matters to a Vote of Security Holders               14

PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder
                          Matters                                           15
  ITEM 6. Selected Financial Data                                           16
  ITEM 7. Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                         19
  ITEM 8. Financial Statements and Supplementary Data                       26
  ITEM 9. Changes In and Disagreements With Accountants on Accounting
                          and Financial Disclosure                          57

PART III
  ITEM 10. Directors and Executive Officers of the Registrant               57
  ITEM 11. Executive Compensation                                           57
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management   57
  ITEM 13. Certain Relationships and Related Transactions                   57

PART IV
  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K 58
  Financial Statement Schedules                                             60
  Exhibit Index                                                             73

                                    PART I

ITEM 1.  Business

Recent Developments

     Since December 28, 1996, the Company has acquired (i) in a pooling-of-interests transaction, all of the outstanding common stock of Dentrix Dental Systems, Inc., a leading provider of clinically-based dental practice management systems, with 1996 net sales of approximately $10.3 million, and (ii) in a purchase transaction, the business of Smith Holden, Inc., the longest operating dental supply company in the United States, with 1996 net sales of approximately $14.2 million. Additionally, on March 7, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Micro Bio-Medics, Inc. (Nasdaq:MBMI) will merge into a wholly-owned subsidiary of the Company. As a result of the transaction, which has been approved by the Boards of Directors of MBMI and the Company, outstanding shares of MBMI's common stock will be exchanged at a fixed rate of 0.62 of a share of the Company's Common Stock for each outstanding 1.0 share of MBMI. Each of the members of MBMI's Board of Directors has granted to the Company a proxy to vote their shares of MBMI common stock in favor of the Merger Agreement and an option, exercisable under certain circumstances, to acquire their shares for the consideration that they would have received under the Merger Agreement in respect of those shares.

     MBMI distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to healthcare professionals in sports medicine, emergency medicine, school health, industrial safety, government and laboratory markets nationwide. MBMI had net sales of approximately $150.0 million and earnings of approximately $1.7 million for its fiscal year ended November 30, 1996. Upon completion of the acquisition, the Company believes that it will become North America's largest distributor of healthcare products to office-based healthcare practitioners and a leading provider of healthcare products and services to the U.S. physician market.

     The completion of the transaction is subject to the satisfaction of customary closing conditions, including, among others, MBMI shareholder approval, and Hart-Scott-Rodino waiting periods. The transaction is expected to be completed by mid-1997 although no assurances can be given in this regard. For a more complete description of the terms of the Merger Agreement and other related agreements entered into in connection with the Merger Agreement, reference is made to the Exhibits to this Form 10-K. The Company intends to file a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the securities to be issued in connection with the Merger Agreement.

General

     The Company is the largest direct marketer of healthcare products and services to office-based healthcare practitioners in the combined North American and European markets. The Company has operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, the Republic of Ireland and Spain. The Company sells products and services to over 230,000 customers, primarily dental practices and dental laboratories, as well as physician practices, veterinary clinics and institutions. In 1996, the Company sold products to over 65% of the estimated 100,000 dental practices in the United States. The Company believes that there is strong awareness of the "Henry Schein" name among office-based healthcare practitioners due to its more than 60 years of experience in distributing healthcare products. Through its comprehensive catalogs and other direct sales and marketing programs, the Company offers its customers a broad product selection of both branded and private brand products which include approximately 50,000 stock keeping units ("SKUs") in North
America and approximately 40,000 SKUs in Europe at published prices that the Company believes are below those of many of its competitors. The Company also offers various value-added products and services, such as practice management software. As of December 28, 1996, the Company had sold over 18,000 dental practice management software systems, more than any of its competitors. On February 28, 1997, the Company acquired all of the outstanding common stock of Dentrix Dental Systems, Inc., a leading provider of clinically-based dental practice management systems, with 1996 net sales of approximately $10.3 million and a 3,500 installed user base.

      During 1996, the Company distributed over 9.0 million pieces of direct marketing materials (such as catalogs, flyers and order stuffers) to approximately 500,000 office-based healthcare practitioners. The Company supports its direct marketing efforts with approximately 450 telesales representatives who facilitate order processing and generate sales through direct and frequent contact with customers and with over 300 field sales consultants. The Company utilizes database segmentation techniques to more effectively market its products and services to customers. In recent years, the Company has continued to expand its management information systems and has established strategically located distribution centers in the United States and Europe to enable it to better serve its customers and increase its operating efficiency. The Company believes that these investments, coupled with its broad product offerings, enable the Company to provide its customers with a single source of supply for substantially all their healthcare product needs and provide them with convenient ordering and rapid, accurate and complete order fulfillment. The Company estimates that approximately 99% of all orders in the United States and Canada received before 7:00 p.m. and 4:00 p.m., respectively, are shipped on the same day the order is received and approximately 90% of orders are received by the customer within two days of placing the order. In addition, the Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering.

Acquisition and Joint Venture Strategies

      The Company believes that there has been consolidation among healthcare products distributors serving office-based healthcare practitioners and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In recent years, the Company has acquired or entered into joint ventures with a number of companies engaged in businesses that are complementary to those of the Company. The Company's acquisition and joint venture strategies include acquiring additional sales that will be channelled through the Company's existing infrastructure, acquiring access to additional product lines, acquiring regional distributors with networks of field sales consultants and international expansion. The Company has entered into or completed seventeen acquisitions during the year ended December 28, 1996. The businesses acquired included 10 dental and three medical companies, a veterinary supply distributor and three international dental companies, with aggregate net sales in their last fiscal year ends of approximately $104.0 million, all of which were accounted for as purchase transactions. Of these, fifteen were for majority ownership (100% in nine of the transactions). In 1995, the Company acquired the distribution business of The Veratex Corporation, a national direct marketer of dental, medical and veterinary products, and Schein Dental Equipment Corp., a distributor and manufacturer of large dental equipment. The Company also completed the majority acquisition of 11 other companies and a 50% acquisition of one other company during 1995.

Corporate Structure Background

      The Company was formed on December 23, 1992 as a wholly-owned subsidiary of Schein Holdings, Inc. ("Holdings"). At that time, Holdings conducted the business in which the Company is now engaged and, in addition, owned 100% of the outstanding capital stock of Schein Pharmaceutical, Inc. ("Pharmaceutical"), a company engaged in the manufacture and distribution of multi-source pharmaceutical products. In December 1992, Holdings separated the Company's business from Pharmaceutical by transferring to the Company all of the assets (including Holdings' 50% interest in HS Pharmaceutical, Inc., a manufacturer and distributor of generic pharmaceuticals ("HS Pharmaceutical")) and liabilities of the healthcare distribution business now conducted by the Company. The Company did not assume any other liabilities of Holdings, including the liabilities associated with Pharmaceutical's business. In February 1994, the Company, Holdings and their stockholders entered into a number of reorganization agreements, and in September 1994, pursuant to such agreements, all of the Company's common stock, par value $.01 per share ("Common Stock"), held by Holdings was distributed to certain of the current stockholders of the Company (the "Reorganization").

      On November 8, 1995, the Company completed an initial public offering of its Common Stock, and on June 21, 1996, the Company completed a follow-on offering of its Common Stock. Proceeds from these offerings to the Company, after expenses, were approximately $72.5 million and $124.1 million, respectively. The proceeds enabled the Company to pay off certain indebtedness, with the remaining proceeds available for general corporate purposes, including subsequent acquisitions.

Customers

      The Company serves over 230,000 customers worldwide in the dental, medical and veterinary markets. The Company's dental customers include office-based dental practices, dental laboratories, universities, institutions, governmental agencies and large group and corporate accounts; medical customers include office-based physician practices, podiatrists, renal dialysis centers, surgery centers, institutions and governmental agencies; and the Company's veterinary products are sold primarily to office-based veterinarians serving primarily small animals.

      The Company believes that its customers generally order from two or more suppliers for their healthcare product needs, and often use one supplier as their primary resource. The Company believes that its customers generally have larger order sizes and order more frequently from their primary suppliers. The Company estimates that it serves as a primary supplier to less than 10% of its total customer base, and believes it has an opportunity to increase sales by increasing its level of business with those customers for which it serves as a secondary supplier.

      Over the past several years the Company has expanded its customer base to include larger purchasing organizations, including certain dental laboratories, institutions, government agencies, renal dialysis centers and surgery centers. More recently, as cost-containment pressures have resulted in increased demand for low-cost products and value-added services, the Company has targeted specific groups of practices under common ownership, institutions, and professional groups. For example, the Company has an exclusive direct marketing agreement with an American Medical Association ("AMA") sponsored service and a veterinarian sponsored service, pursuant to which member practitioners have access to the services' lower priced products. In 1996, the AMA-sponsored service and the veterinarian-sponsored purchasing service accounted for net sales of over $27.4 million. These services, government institutions and agencies, and other large or collective purchasers, require low-cost pricing and detailed product and usage information and reporting. The Company believes it is well situated to meet the needs of these customers, given its broad, low-cost product offerings and its management information systems. No single customer accounted for more than 4.7% of net sales in 1996.

Sales and Marketing

      The Company's sales and marketing efforts, which are designed to establish and solidify customer relationships through frequent direct marketing contact, emphasize the Company's broad product lines, competitive prices and ease of order placement. In addition, the Company's marketing efforts involve personal interaction with field sales consultants in certain locations. The key elements of the Company's program in the United States are:

          o Direct Marketing. During 1996, the Company distributed over 9.0 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to approximately 500,000 office-based healthcare practitioners. The Company's principal U.S. dental catalog, which is issued semi-annually, contains an average of over 300 pages and includes approximately 20,000 SKUs. The number of catalogs and other material received by each customer depends upon the market they serve as well as their purchasing history. The Company's catalogs include detailed descriptions and specifications of both branded and private brand products and are utilized by healthcare practitioners as a reference source. By evaluating its customers' purchasing patterns, area of specialty, past product selections and other criteria, the Company identifies customers who may respond better to specific promotions or products. To facilitate its direct marketing activities, the Company maintains an in-house advertising department which performs many creative services, which the Company believes streamlines the production process, provides greater flexibility and creativity in catalog production, and results in cost savings.

          o Telesales. The Company supports its direct marketing with over 450 inbound and outbound telesales representatives who facilitate order processing and generate new sales through direct and frequent contact with customers. Inbound telesales representatives are responsible for assisting customers in purchasing decisions as well as answering product pricing and availability questions. In addition to assisting customers, inbound telesales representatives also market complementary or promotional products. The Company's telesales representatives utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history.

          The Company utilizes outbound telesales representatives and programs to better market its services to those customer accounts identified by the Company as either being high volume or high order frequency accounts. The Company's U.S. dental outbound telesales representatives accounted for approximately $101.6 million of the Company's net sales in 1996. The Company has approximately 100 medical and veterinary telesales representatives who make outbound calls in addition to handling inbound telesales. Outbound telesales representatives strive to manage long-term relationships with these customers through frequent and/or regularly scheduled phone contact and personalized service.

          The Company's telesales representatives generally participate in an initial two-week training course designed to familiarize the sales representative with the Company's products, services and systems. In addition, generally all telesales representatives attend periodic training sessions and special sales programs and receive incentives, including monthly commissions.

          o Field Sales Consultants. In 1992, the Company initiated its field sales consultant program and now has over 300 field sales consultants covering certain of its major North American and European markets. The field sales consultants concentrate on attracting new customers and increasing sales to customers who do not currently order a high percentage of their total product needs from the Company. This strategy is designed to complement the Company's direct marketing and telesales strategies and to enable the Company to better market, service and support the sale of more sophisticated products and equipment. Once a field sales consultant has established a relationship with a customer, the representative encourages the customer to use the Company's automated ordering process or its telesales representatives for its day-to-day needs. This simplifies the ordering process for the customer and increases the effectiveness of the field sales consultant.

Customer Service

      A principal element of the Company's customer service approach is to offer an order entry process that is convenient, easy and flexible. Customers typically place orders with one of the Company's experienced telesales representatives. Orders may also be placed 24-hours a day by fax, mail, PROTONE(R) (the Company's 24-hour automated phone service) or its computerized order entry system. The Company has developed an enhanced Windows(R)-based version of its computerized order entry system, known as ArubA(R), which was introduced at the end of 1995.

      The Company focuses on providing rapid and accurate order fulfillment and high fill rates. The Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering, and that approximately 99% of all orders in the United States and Canada received before 7:00 p.m. and 4:00 p.m. respectively, are shipped on the same day the order is received. In addition, because the Company seeks to service a customer's entire order from the distribution center nearest the customer's facility, approximately 90% of orders are received within two days of placing the order. The Company continually monitors its customer service through customer surveys, focus groups and daily statistical reports. The Company maintains a liberal return policy to better assure customer satisfaction with its products.

Products

      The following chart sets forth the principal categories of products offered by the Company and certain top selling types of products in each category, with the percentage of 1996 net sales in parenthesis:

                                              Dental Products (69.5%)
---------------------------------------------------------------------------------------------------------------------------
Consumable Dental Products                   Dental Laboratory
and Small Equipment (57.5%)                  Products (5.1%)                       Large Dental Equipment (6.9%)
---------------------------------------------------------------------------------------------------------------------------
X-Ray Products; Infection Control;           Teeth; Composites; Gypsum;            Dental Chairs, Units and Lights; X-Rays;
Handpieces; Preventatives; Impression        Acrylics; Articulators; and           and Equipment Repair
Materials; Composites; and Anesthetics       Abrasives
                                                                                   Value-Added Products
Medical Products (23.4%)                     Veterinary Products (4.4%)            and Services (2.7%)
---------------------------------------------------------------------------------------------------------------------------
Branded and Generic Pharmaceuticals;         Branded and Generic                   Software and Related Products;
Surgical Products; Diagnostic Tests;         Pharmaceuticals; Surgical Products;   Financial Products; and other value-
Infection Control; and Vitamins              and Dental Products                   added products

      The percentage of 1995 and 1994 net sales was as follows: consumable dental products and small equipment, 59.3% and 61.8%, respectively; dental laboratory products, 5.8% and 6.6%, respectively; large dental equipment, 2.2% and 3.6%, respectively; medical products, 23.5% and 20.1%, respectively; veterinary products, 4.9% and 5.7%, respectively; and value-added products and services, 4.3% and 2.2%, respectively.

   Consumable Supplies and Equipment

      The Company offers approximately 50,000 SKUs to its customers in North America, of which approximately 40,000 SKUs are offered to its dental customers, approximately 14,000 are offered to its medical customers and approximately 17,000 are offered to its veterinary customers. Over 16% of the Company's products are offered to all three types of the Company's customers in North America. The Company offers approximately 40,000 SKUs to its customers in Europe. Approximately 4,000 of the Company's SKUs accounted for 80% of the Company's sales in the United States in 1996. Approximately 15% of the Company's net sales in 1996 were from sales of products offered under the Henry Schein private brand (i.e., products manufactured by various third parties and HS Pharmaceutical for distribution by the Company under the Henry Schein(R) brand). The Company believes that the Henry Schein private brand line of over 5,000 SKUs offered in the United States and Canada is one of the most extensive in the industry. The Company also distributes certain generic pharmaceuticals manufactured by HS Pharmaceutical, a 50%- owned company, and manufactures and distributes certain large dental equipment through Schein Dental Equipment Corp. ("Schein Dental Equipment"), a distributor and manufacturer of large dental equipment which was owned 73.7% by Marvin H. Schein, a director and principal stockholder of the Company prior to its acquisition by the Company. The Company updates its product offerings regularly to meet its customers' changing needs.

   Value-Added Products and Services

      In an effort to promote customer loyalty, the Company offers certain value-added products and services. These products and services include the following:

            o Practice Management Software. The Company sells practice management software systems to its dental and veterinary customers. The Company has sold over 18,000 of its Easy Dental(R) Plus software systems as of the end of fiscal 1996, and over 2,400 of its AVImark(R) veterinary software systems. In December 1995, the Company released its new Windows(R) version of Easy Dental(R) Plus and has since sold or converted over 4,800 such systems by the end of 1996. The Company's practice management software provides practitioners with patient treatment history, billing and accounts receivable analysis and management, an appointment calendar, electronic claims processing and word processing programs, and the Company provides technical support and conversion services from other software. In addition, the Easy Dental(R) Plus software allows the customer to connect with the Company's order entry management systems. On February 28, 1997, the Company acquired all of the outstanding common stock of Dentrix Dental Systems, Inc., which had net sales for 1996 of approximately $10.3 million and has an approximate 3,500 installed user base. The Dentrix system is one of the most comprehensive clinically-based dental practice management software package in the United States. The Dentrix premium software product complements Easy Dental (R) Plus , the Company's high-value practice management system. The Company believes the combined software products offering enhances its ability to provide its customers with the widest array of system solutions to help manage their practices. With this acquisition, the Company now has an installed user base of approximately 21,000.

            o Financial Services. The Company has begun to offer its customers assistance in managing their practices by providing access to a number of financial services and products at rates which the Company believes are lower than what they would be able to secure independently. The patient financing program provides the Company's customers a method for reducing receivables and improving cash flow by providing patients access to financing. The Company facilitates the processing of credit applications, payments to its customers and electronic bankcard processing and offers electronic insurance claims submission services for faster, cheaper processing of patient reimbursements, all through a third-party provider for a transaction fee. The Company does not assume any financial obligation to its customers or their patients in these programs.

            o Equipment Repair and Installation. The Company offers a repair service, ProRepair(R), which provides one to two-day turnaround for handpieces and certain small equipment. The Company also provides in-office installation and repair services for large equipment in certain markets in North America and Europe. In accordance with its plan to expand its repair service business and sales of large dental equipment in connection with its acquisition of Schein Dental Equipment, in 1996 the Company opened 15 new equipment sales and service centers in North America and four in Europe, with a total of 35 centers open at the end of 1996.

Information Systems

      The Company's management information systems generally allow for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution. A key attribute of the Company's management information systems is the daily operating control reports which allow managers throughout the Company to share information and monitor daily progress relating to sales activity, gross profit, credit and returns, inventory levels, stock balancing, unshipped orders, order fulfillment and other operational statistics. In the United States, the Company is in the process of expanding and upgrading its order processing information system and, during February 1997 completed the upgrading of its accounts receivable information system. Additionally, worldwide, the Company is in the process of installing an integrated information system for its large dental equipment sales and service functions. Such a system will centralize the tracking of customers' equipment orders as well as spare parts inventories and repair services.

Distribution

      The Company distributes its products in the United States and Canada primarily from its strategically located distribution centers in the Eastern, Central, and Western United States. The Company maintains significant inventory levels of certain products in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of the Company's sophisticated purchasing and stock status management information systems. The Company's European distribution centers include locations in the United Kingdom, France, The Netherlands, Germany and Spain. Once a customer's order is entered, it is electronically transmitted to the distribution center nearest the customer's location and a packing slip for the entire order is printed for order fulfillment. The Company's automated freight manifesting and laser bar code scanning facilitates the speed of the order fulfillment. The Company currently ships almost all of its orders in the United States by United Parcel Service. In certain areas of the United States, the Company delivers its orders via contract carriers.

Purchasing

      The Company believes that effective purchasing is a key element to maintaining and enhancing its position as a low-cost provider of healthcare products. The Company frequently evaluates its purchase requirements and suppliers' offerings and prices in order to obtain products at the best possible cost. The Company believes that its ability to make high volume purchases has enabled it to obtain favorable pricing and terms from its suppliers. The Company obtains its products for its North American distribution centers from over 1,200 suppliers of name brand products; in addition, the Company has established relationships with numerous local vendors to obtain products for its European distribution centers. In 1996, the Company's top 10 vendors and the Company's single largest vendor, accounted for approximately 28.2% and 9.7%, respectively, of the Company's aggregate purchases.

Competition

      The distribution and manufacture of healthcare supplies and equipment is intensely competitive. Many of the products the Company sells are available to the Company's customers from a number of suppliers. In addition, competitors of the Company could obtain exclusive rights from manufacturers to market particular products. Manufacturers could also seek to sell directly to end-users, and thereby eliminate the role of distributors, such as the Company. Significant price reductions by the Company's competitors could result in a similar reduction in the Company's prices as a consequence of its policy of matching its competitors' lowest advertised prices. Any of these competitive pressures may materially adversely affect operating results.

      In the United States, the Company competes with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added services and products. In the sale of its dental products, the Company's two principal national competitors are Patterson Dental Co. and Sullivan Dental Products, Inc. In addition, the Company competes against a large number of other distributors that operate on a national, regional and local level. The Company's largest competitors in the sale of medical products are General Medical Corp. and Physician's Sales and Service, Inc., which are national distributors. In the veterinary product market, the Company's two principal national competitors include The Butler Company and Burns Veterinary Supply. The Company also competes against a large number of small local and regional veterinary distributors, as well as a number of manufacturers that sell direct to veterinarians whose practices are directed primarily to small animals. With regard to the Company's practice management software, the Company competes against a fragmented group of competitors, none of which currently have a significant share of the market. The Company believes that it competes in Canada substantially on the same basis as in the United States.

      The Company also faces intense competition in its international markets, where the Company competes on the basis of price and customer service against a large number of dental product distributors and manufacturers in the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland and Spain. The Company has several large competitors in these markets, including ORBIS and the GACD Group.

Governmental Regulation

      The Company's business is subject to requirements under various local, state, Federal and foreign governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices. Among the Federal laws with which the Company must comply are the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, and the Controlled Substances Act. It is possible that the Company may be prevented from selling manufactured products if the Company (including its 50%-owned company, HS Pharmaceutical, which distributes and manufactures generic pharmaceuticals) were to receive an adverse report following an inspection by the Food and Drug Administration (the "FDA") or the Drug Enforcement Administration, or if a competitor were to receive prior approval of new products from the FDA. A violation of a law by HS Pharmaceutical could cause its operations to be suspended. A suspension could have an adverse effect on the Company's equity in earnings of affiliates and could cause the Company to seek alternative sources of products manufactured by HS Pharmaceutical, possibly at higher prices than currently paid by the Company.

      The Federal Food, Drug, and Cosmetic Act generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, marketing and distribution of, and recordkeeping for, pharmaceuticals and medical devices shipped in interstate commerce. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or licensed by each state in which they conduct business in accordance with federally established guidelines on storage, handling and record maintenance. Under the Controlled Substances Act, the Company, as a distributor of controlled substances, is required to obtain annually a registration from the Attorney General in accordance with specified rules and regulations and is subject to inspection by the Drug Enforcement Administration acting on behalf of the Attorney General. The Company is required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates. In addition, the Company's dentist and physician customers are subject to significant governmental regulation. There can be no assurance that regulations that impact dentists' or physicians' practices will not have a material adverse impact on the Company's business.

      The Company believes that it is in substantial compliance with all of the foregoing laws and the regulations promulgated thereunder and possesses all material permits and licenses required for the conduct of its business.

Proprietary Rights

      The Company holds trademarks relating to the "Henry Schein" name and logo, as well as certain other trademarks. Pursuant to certain agreements executed in connection with the reorganization of the Company, both the Company and Schein Pharmaceutical, Inc. are entitled to use the "Schein" name in connection with their respective businesses, but Schein Pharmaceutical, Inc. is not entitled to use the name "Henry Schein." The Company intends to protect its trademarks to the fullest extent practicable.

Employees

      As of December 28, 1996, the Company had more than 3,200 full-time employees in North America and Europe, including approximately 450 telesales representatives, 300 field sales consultants, 1,000 warehouse employees, 120 computer programmers and technicians, 350 management employees and 980 office, clerical and administrative employees. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

Seasonality

      The Company's business has been subject to seasonal and other quarterly influences. Net sales and operating profits have been generally higher in the fourth quarter due to the timing of sales of software, year-end promotions and purchasing patterns of office-based healthcare practitioners and have been generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, the release of software enhancements, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions.

Disclosure Regarding Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as certain other risks described above in this Item under "Competition" and "Government Regulation," and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

      The Company's principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and its telephone number is 516-843-5500. As used in this Report, the term the "Company" refers to Henry Schein, Inc., a Delaware corporation, and its subsidiaries, 50%-owned companies and predecessor, unless otherwise stated.

Executive Officers of the Registrant

      The following table sets forth certain information regarding the executive officers of the Company.

           Name        Age               Position
---------------------- --- -----------------------------------------------------
Corporate

Stanley M. Bergman.... 47  Chairman, Chief Executive Officer and President

James P. Breslawski... 43  Executive Vice President

Gerald A. Benjamin.... 44  Senior Vice President-- Administration and Customer
                                 Satisfaction
Leonard A. David...... 48  Vice President--Human Resources and Special
                                 Counsel
Diane Forrest......... 50  Senior Vice President--Information Services
                                 and Chief Information Officer

Stephen R. LaHood..... 49  Senior Vice President--Distribution Services

Mark E. Mlotek........ 41  Vice President, General Counsel and Secretary

Steven Paladino....... 39  Senior Vice President and Chief Financial
                                 Officer

Business Units

Jeffrey P. Gasparini.. 41  Senior Vice President--Medical Group

Ian G. Rosmarin....... 46  President--Professional Services Group

Larry M. Gibson....... 50  President--Practice Management Technologies Division

James W. Stahly....... 48  President--North American Dental Group

Michael Zack.......... 44  Senior Vice President--International Group

     Stanley M. Bergman has been Chairman, Chief Executive Officer, and President since 1989 and a director of the Company since 1982. Mr. Bergman held the position of Executive Vice President of the Company and Schein Pharmaceutical, Inc. from 1985 to 1989 and Vice President of Finance and Administration of the Company from 1980 to 1985. Mr. Bergman is a certified public accountant.

      James P. Breslawski has been Executive Vice President of the Company since 1990, with primary responsibility for the North American Dental Group, the Veterinary Group and corporate creative services, and a director of the Company since 1990. Between 1980 and 1990, Mr. Breslawski held various positions with the Company, including Chief Financial Officer, Vice President of Finance and Administration and Controller. Mr. Breslawski is a certified public accountant.

      Gerald A. Benjamin has been Senior Vice President of Administration and Customer Satisfaction since 1993, including responsibility for the worldwide human resource function, and has been a director of the Company since September 1994. Prior to holding his current position, Mr. Benjamin was Vice President of Distribution Operations of the Company from 1990 to 1992 and Director of Materials Management of the Company from 1988 to 1990. Before joining the Company, Mr. Benjamin was employed for 13 years in various management positions at Estee Lauder, where his last position was Director of Materials Planning and Control.

      Leonard A. David has been Vice President of Human Resources and Special Counsel since January 1995. Mr. David held the office of Vice President, General Counsel and Secretary from 1990 to 1995 and practiced corporate and business law for eight years prior to joining the Company. Mr. David has been a director of the Company since September 1994.

      Diane Forrest joined the Company in 1994 as Senior Vice President of Information Services and Chief Information Officer. Prior to joining the Company, Ms. Forrest was employed by Tambrands Inc. as Vice President of Information Services from 1987 to 1994, KPMG Peat Marwick as Senior Manager in the management consulting division from 1982 to 1987 and Nabisco Brands, Inc. as Corporate Manager of Manufacturing Systems from 1978 to 1982.

      Stephen R. LaHood joined the Company in 1992 as Senior Vice President of Distribution Services and is also responsible for purchasing. Prior to joining the Company, Mr. LaHood was employed by Lex/Schweber Electronics Inc. as Vice President of Operations and Quality from 1988 to 1991. Mr. LaHood also spent ten years at Johnson & Johnson Products, Inc., where his last position was Manager of Corporate Business Planning and thereafter, seven years at Schering-Plough Corporation where his last position was Senior Director of Manufacturing Operations.

      Mark E. Mlotek joined the Company in December 1994 as Vice President, General Counsel and Secretary and became a director of the Company in September 1995. Prior to joining the Company, Mr. Mlotek was a partner in the law firm of Proskauer Rose Goetz & Mendelsohn LLP, counsel to the Company, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

      Steven Paladino has been Senior Vice President and Chief Financial Officer of the Company since 1993 and has been a director of the Company since 1992. From 1990 to 1992, Mr. Paladino served as Vice President and Treasurer and from 1987 to 1990 served as Corporate Controller of the Company. Before joining the Company, Mr. Paladino was employed as a public accountant for seven years and most recently was with the international accounting firm of BDO Seidman, LLP. Mr. Paladino is a certified public accountant.

      Jeffrey P. Gasparini joined the Company in February 1996 as Senior Vice President of the Medical Group. Prior to joining the Company, Mr. Gasparini was employed by General Medical Corp. from 1982 to 1996, where his last position was Corporate Vice President, Operations and member of the Executive Board.

     Ian G. Rosmarin joined the Company in 1992 as General Manager of the Canadian Division and in 1993 was named to his current position of President of the Professional Service Group of the Company. Prior to joining the Company, Mr. Rosmarin was President of Rosmarin Management and Investment Corporation for 13 years. Mr. Rosmarin is a Canadian Chartered Accountant.

      Larry M. Gibson joined the Company as President of the Practice Management Technologies Division on February 24, 1997 concurrent with the acquisition of Dentrix Dental Systems, Inc. Before joining the Company, Mr. Gibson was founder, Chairman and CEO of Dentrix, started in 1980. Prior to his employment with Dentrix, Mr. Gibson was employed by Weidner Communication Systems from 1978.

      James W. Stahly joined the Company in 1994 as President of the North American Dental Group of the Company. Before joining the Company, Mr. Stahly was employed by Fox Meyer Corporation for seven years where his last position was Senior Vice President -- Hospital and Alternate Care Sales. Prior to his employment with Fox Meyer, Mr. Stahly spent 16 years at McKesson Drug Company.

      Michael Zack has been responsible for the International Group of the Company since 1989. Mr. Zack was employed by Polymer Technology (a subsidiary of Bausch & Lomb) as Vice President of International Operations from 1984 to 1989 and by Gruenenthal GmbH as Manager of International Subsidiaries from 1975 to 1984.

ITEM 2.  Properties

      The Company owns or leases the following properties:

                                                         Approximate
                                                Own or     Square           Lease
   Property            Location                  Lease     Footage     Expiration Date
   --------            --------                 -------  -----------   ---------------
Corporate
Headquarters.........  Eastern United States     Lease      100,000    December 2005
Distribution Center..  Eastern United States      Own       173,000         N/A
Distribution Center..  Central United States     Lease      225,000    December 1999
Distribution Center..  Western United States     Lease      115,500      June 2002
Distribution Center..  United Kingdom            Lease       85,000     August 2005
Manufacturing
Facilities...........  Western United States      Own        75,000         N/A

      The Company also leases warehouse, office, showroom and sales space in other locations in the United States, Canada, France, Germany, the Republic of Ireland, The Netherlands, Spain and the United Kingdom. Two 50%-owned companies also lease space in the United States and Canada.

      The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business.

      The Company has additional operating capacity at its listed facilities.

ITEM 3.  Legal Proceedings

      The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 28, 1996, the Company was named a defendant in 12 such cases. The Company believes it is adequately covered by insurance in all these cases, subject to certain self retention limits, and that none of the currently pending cases should have a material adverse effect on the Company.

      The Company has various insurance policies, including product liability insurance covering risks and in amounts it considers adequate. In many cases the Company is covered by indemnification from the manufacturer of the product. There can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company.

      As part of the Company's effort to expand its field sales force, the Company frequently hires field sales consultants with experience in the office-based healthcare practitioner industry. The Company's hiring practices have from time to time resulted in litigation instituted by former employers of the field sales consultants hired by the Company. On October 19, 1995, an action was filed against the Company by H. Meer Dental Supply Co., Inc. ("Meer") in the United States District Court for the Eastern District of Michigan, Southern Division. The complaint alleged unfair competition, predatory pricing or anticompetitive conduct and, through the hiring of Meer sales representatives, improper interference with Meer's relationships with its employees and customers and misappropriation of trade secrets. The lawsuit sought unspecified damages and an injunction against the Company. In November 1996, the Company entered into a settlement of the action brought by Meer, which contains a limited provision for mutual non-solicitation but permits employment of the other's employees consistent with the Company's need to employ experienced sales and service representatives. The settlement did not involve the payment of any money. There are two additional litigations that similarly allege improper interference with employee and customer relationships. The plaintiffs in these actions seek unspecified damages, and one of the plaintiffs also seeks an injunction against the Company. The Company intends to vigorously defend these litigations. The Company believes that neither of these actions will have a material adverse effect on the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

                                    PART II

ITEM 5.  Market for Registrant's Common Equity and Related
                      Stockholder Matters

      The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock on the NASDAQ National Market System from November 3, 1995, the date of the commencement of the Company's Initial Public Offering (the "IPO"), through March 21, 1997.

                                            High        Low
                                            ----        ---
Fiscal 1995:
4th Quarter (from November 3, 1995)       $29-1/2     $20-3/8

Fiscal 1996:
1st Quarter                               $30-3/4     $23-1/2
2nd Quarter                               $43-1/2     $27-1/2
3rd Quarter                               $40-1/4     $31-1/4
4th Quarter                               $41-1/4     $32-3/4

Fiscal 1997:
1st Quarter (through March 21, 1997)      $27         $25-1/2

      The Company's Common Stock is quoted through the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "HSIC." On March 21, 1997, there were approximately 136 holders of record of the Common Stock. On March 21, 1997, the last reported sales price was $26-5/8.

Dividend Policy

      The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future; it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. The Company's revolving credit agreement and the note issued in connection with an acquisition in The Netherlands limit the distributions of dividends without the prior written consent of the lenders.

Issuance of Unregistered Securities

      On July 10, 1996 and November 1, 1996, the Company completed the 100% acquisition of two companies and issued, in partial consideration for one acquisition and in full consideration for another acquisition, 37,197 and 117,986 shares, respectively, of its Common Stock, with an aggregate value of approximately $5.4 million. These transactions were completed without registration under the Securities Act in reliance upon exemptions provided by
Section 4(2) of the Securities Act.

ITEM 6.  Selected Financial Data

      The following selected financial data with respect to the Company's financial position and its results of operations for each of the five years in the period ended December 28, 1996 set forth below has been derived from the audited consolidated financial statements of the Company. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7. The Selected Operating Data, Net Sales By Market Data and Balance Sheet Data presented below have not been audited.

                                                       Years Ended
                              ----------------------------------------------------------------
                              December 28, December 30, December 31, December 25, December 26,
                                  1996         1995        1994          1993         1992
                              ------------ ------------ ------------ ------------ ------------
                                (in thousands, except per share and selected operating data)
Statement of Operations Data:
Net sales ................... $ 829,962     $ 616,209     $ 486,610    $ 415,710     $ 362,925
Cost of sales ...............   584,738       425,625       343,922      294,693       257,226
                              ---------     ---------     ---------    ---------     ---------
Gross profit ................   245,224       190,584       142,688      121,017       105,699
Selling, general and
  administrative expenses ...   215,561       170,823       128,560      109,574        96,287
Special management
  compensation(1) ...........      --          20,797        21,596          617         5,283
Special contingent
  consideration(2) ..........      --            --            --          3,216          --
Special professional
  fees(3) ...................      --            --           2,007        2,224         2,227
                              ---------     ---------     ---------    ---------     ---------
Operating income (loss) .....    29,663        (1,036)       (9,475)       5,386         1,902
Interest income .............     2,456           475           251          856         1,210
Interest expense ............    (3,421)       (5,833)       (3,756)      (3,216)       (2,953)
Other income (expense) - net        636           276           541         (634)          255
                              ---------     ---------     ---------    ---------     ---------
Income (loss) before taxes
  on income (recovery),
  minority interest and
  equity in earnings of
  affiliates ................    29,334        (6,118)      (12,439)       2,392           414
Taxes on income (recovery) ..    11,343         5,126        (1,630)       1,351           622
Minority interest in net
   (loss) of subsidiaries
   income ...................       246           509           561          318          (249)
Equity in earnings of
  affiliates ................     1,595         1,537           494        1,296           514
                              ---------     ---------     ---------    ---------     ---------
Income (loss) before
  cumulative effect of
  accounting change .........    19,340       (10,216)      (10,876)       2,019           555
Cumulative effect of
  accounting change .........      --            --            --          1,891          --
                              ---------     ---------     ---------    ---------     ---------
Net income (loss) ........... $  19,340     ($ 10,216)    ($ 10,876)   $   3,910     $     555
                              =========     =========     =========    =========     =========
Net income per common share . $     .93
Average shares outstanding ..    20,724

                                                                                       Years Ended
                                                      ------------------------------------------------------------------------------
                                                      December 28,     December 30,    December 31,    December 25,    December 26,
                                                           1996             1995           1994            1993            1992
                                                      ------------     ------------    ------------    ------------    ------------
                                                                  (in thousands, except per share and selected operating data)
Pro Forma Income Data (4):
Pro forma operating income ....................                        $   19,761       $   14,128
Pro forma net income ..........................                        $    9,407       $    6,978
Pro forma net income per
   common share ...............................                             $. 70            $. 58
Pro forma average shares
   outstanding ................................                            13,447           12,127

Selected Operating Data:
Number of orders shipped ......................        3,078,000        2,629,000        2,274,000        2,044,000        1,824,000
Average order size ............................       $      270       $      234       $      214       $      203       $      199

Net Sales by Market Data (5):
Dental(6) .....................................       $  435,643       $  327,697       $  274,337       $  253,223       $  234,655
Medical .......................................          191,186          125,565           89,789           71,021           51,923
Veterinary ....................................           35,329           29,330           27,872           24,312           19,481
Technology(7) .................................           20,805           25,914           10,685            7,738            5,825
International(8) ..............................          146,999          107,703           83,927           59,416           51,041
                                                      ----------       ----------       ----------       ----------       ----------
                                                      $  829,962       $  616,209       $  486,610       $  415,710       $  362,925
                                                      ==========       ==========       ==========       ==========       ==========
Balance Sheet Data
   (at period end):
Working capital ...............................       $  204,755       $  103,899       $   76,392       $   74,125       $   28,276
Total assets ..................................          463,936          296,867          190,020          160,793          137,957
Total debt ....................................           39,746           43,049           61,138           56,567           41,373
Redeemable stock (9) ..........................             --               --             14,745             --               --
Minority interest .............................            5,289            4,547            1,823            1,051              411
Stockholders' equity ..........................          291,762          142,851           39,567           43,897           40,117

----------

(1) Includes: (a) for 1995, non-cash special management compensation charges of $17.5 million arising from final mark-to-market adjustments (reflecting an increase in estimated market value from 1994 to the initial public offering price of $16.00 per share) for stock grants made to an executive officer of the Company in 1992 and other stock issuances made to certain other senior management of the Company (because of certain repurchase features which expired with the initial public offering), an approximate $2.8 million non-cash special management compensation charge (also based on the initial public offering price of $16.00 per share) relating to compensatory options granted in 1995, and a cash payment of $0.5 million for additional income taxes resulting from such stock issuances; (b) for 1994, non-cash special management compensation arising from accelerated amortization of deferred compensation arising from the 1992 stock grants to an executive officer of the Company of $17.3 million, which included a 1994 mark-to-market adjustment (because of the repurchase features referred to above) of $9.1 million, due to the resolution, with the closing of the Reorganization, of certain contingencies surrounding the issuance of the stock grants, non-cash special management compensation charges of $1.6 million (net of prior accruals of approximately $1.9 million under an executive incentive plan) arising from stock issuances to certain other senior management of the Company, valued at $3.5 million, and cash payments for income taxes of approximately $2.4 million resulting from these stock issuances and $0.3 million for additional income taxes resulting from the 1992 stock grants; (c) for 1993, non-cash special management compensation charges of $0.6 million in amortization of deferred compensation arising from the 1992 stock grants; and (d) for

      1992, cash payments of $5.3 million for income taxes resulting from stock grants made to an executive officer of the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Overview" in Item 7 herein.

(2) Includes $0.7 million paid in connection with an acquisition and $2.5 million resulting from the buyout of employees' rights to future income contained in their employment agreements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 herein.

(3) Includes special professional fees incurred by the Company in connection with the Reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 herein.

(4) Reflects the pro forma elimination of special charges incurred in 1995 and 1994 for special management compensation of $20.8 million and $21.6 million, respectively, and special professional fees incurred in 1994 of $2.0 million, arising from the Reorganization, and the related tax effects of $1.2 million and $5.8 million for 1995 and 1994, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 herein.

(5)   Restated to conform with 1996 presentation.

(6) Dental consists of the Company's dental business in the United States and Canada.

(7) Technology consists of the Company's practice management software business and certain other value-added products and services.

(8) International consists of the Company's business (substantially all dental) outside the United States and Canada, primarily Europe.

(9) Redeemable stock includes stock issued for compensation which was subject to repurchase by the Company at fair market value in the event of termination of employment of the holder of such shares, as well as shares purchased by the trust for the Company's ESOP and allocable to the ESOP participants. With the completion of the Company's initial public offering, the stock issued for compensation and the ESOP Common Stock were no longer subject to repurchase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 herein.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's consolidated financial condition and consolidated result of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto in Item 8 herein.

Overview

    The Company's results of operations in recent years have been significantly impacted by strategies and transactions undertaken by the Company to expand its business, both domestically and internationally, in part to address significant changes in the healthcare industry, including potential national healthcare reform, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements. The Company's results of operations in recent years have also been impacted by the Reorganization.

    From 1992 through 1994, the Company was a party to a series of transactions leading to the Reorganization that resulted in, among other things, the Company being separated from Holdings and the distribution of shares of the Common Stock of the Company to its then current stockholders. In December 1992, an executive officer of the Company received certain stock grants in the Company and Schein Pharmaceutical, Inc. valued at approximately $6.2 million and $2.6 million, respectively, and cash of approximately $5.3 million to pay income taxes on the stock grants received. These stock grants were subject to the occurrence of certain future events, including the fulfillment of the employment term by the executive officer. Accordingly, these stock grants, totaling $8.8 million, were treated as deferred compensation while the cash payments were charged to earnings as special management compensation in the year ended December 26, 1992. During 1993, the Company amortized the deferred compensation relating to stock grants by the Company to the executive officer resulting in a charge to earnings of $0.6 million. In 1994, the contingencies relating to the stock granted to the executive officer were eliminated, such that these shares became fully vested. Accordingly, deferred compensation of $8.8 million, less the 1993 amortization of $0.6 million, plus a mark-to-market adjustment (because of certain repurchase features) of approximately $9.1 million, along with a $0.3 million cash payment for income taxes relating to the 1992 stock grants, was expensed in 1994 as special management compensation.

    In addition, in connection with the Reorganization, certain senior management of the Company were issued shares of Common Stock of the Company in 1994 and 1995 to extinguish an obligation under a pre-existing long-term incentive plan and to provide them with an ownership interest in the Company. In connection with the issuance of the shares, a cash payment for income taxes relating to such stock issuances of approximately $2.4 million was paid. This cash bonus, plus $3.5 million, the fair value of the related stock issued, net of amounts accrued under the long-term incentive plan of approximately $1.9 million, resulted in an additional special management compensation charge to the Company of approximately $4.0 million in 1994. Charges to earnings for the year ended 1995 related to a mark-to-market adjustment (because of certain repurchase features) for stock grants made to an executive officer of the Company and the stock issuances of the other senior management of approximately $17.5 million and cash payments of $0.5 million for income taxes related to the stock issuances.

    Additionally, the Company has granted certain employees options for shares of the Company's Common Stock, which became exercisable upon the Company's initial public offering on November 3, 1995, at which time substantially all such options vested. Non-recurring special compensation charges for the options issued to employees recorded in the fourth quarter of 1995 amounted to approximately $2.8 million. In addition, the Company recorded an approximate $1.1 million related tax benefit.

    Special charges for special management compensation and special professional fees incurred in connection with the Reorganization aggregated $20.8 million and $23.6 million for 1995 and 1994, respectively.

Results of Operations

    The following table sets forth for the periods indicated the percentage of net sales by market of the Company and the percentage change in such items for the years ended 1996, 1995 and 1994.

                                                                           Percentage Increase
                                        Percentage of Net Sales                (Decrease)
                              ---------------------------------------------------------------------
                                            Years Ended
                              ----------------------------------------
                              December 28,  December 30,  December 31,
                                  1996          1995          1994      1995 to 1996   1994 to 1995
                              ---------------------------------------------------------------------
Net Sales by Market (1):
Dental (2)                        52.5%         53.2%         56.3%         32.9%          19.5%
Medical                           23.0          20.3          18.5          52.3           39.8
Veterinary                         4.3           4.8           5.7          20.5            5.2
Technology (3)                     2.5           4.2           2.2         (19.7)         142.1
International (4)                 17.7          17.5          17.3          36.5           28.4
                                 -----         -----          -----
                                 100.0%        100.0%        100.0%         34.7           26.6

(1)   Restated to conform to 1996 presentation.

(2) Dental consists of the Company's dental business in the United States and Canada.

(3) Technology consists of the Company's practice management software business and certain other value-added products and services.

(4) International consists of the Company's business (substantially all dental) outside the United States and Canada, primarily in Europe.

      1996 Compared to 1995

      Net sales increased $213.8 million, or 34.7%, to $830.0 million in 1996 from $616.2 million in 1995. Of the $213.8 million increase, approximately $107.9 million represented a 32.9% increase in the Company's dental business, $65.6 million represented a 52.3% increase in its medical business, $39.3 million represented a 36.5% increase in its international business and $6.0 million represented a 20.5% increase in the Company's veterinary business, offset by a $5.1 million, or 19.7% decrease in its technology business. The dental net sales increase was primarily the result of the Company's continued emphasis on its integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), expansion into the U.S. market for large dental equipment and acquisitions. Of the approximately $65.6 million increase in medical net sales, approximately $20.9 million, or 31.9%, represents incremental net sales to renal dialysis centers, with the effects of acquisitions and increased outbound telesales activity primarily accounting for the balance of the increase in medical net sales. In the international market, the increase in net sales was due to acquisitions, primarily in France, and increased account penetration in Germany and the United Kingdom. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $4.4 million dollars. Had net sales for the International market been translated at the same exchange rates in effect during 1995, net sales would have increased by an additional 4.1%. In the veterinary market, the increase in net sales was due to the full year impact of new product lines introduced in the fourth quarter of 1995, increased account penetration and continued volume growth to customers of a veterinary-sponsored purchasing service. As anticipated, net sales in the Company's technology group was below last year's sales volume levels due to unusually high sales volume in the fourth quarter of 1995 related to the introductory launch, at that time, of the Company's Easy Dental (R) Plus Windows
(R) based product.

    Gross profit increased by $54.6 million, or 28.7%, to $245.2 million in 1996, from $190.6 million in 1995, while gross profit margin decreased by 1.4% to 29.5% from 30.9% for the same period. The decrease in gross profit margin was primarily due to product mix as fewer high margin Easy Dental(R) Plus for Windows (R) products were sold in 1996. Excluding gross profit margin for the Company's technology group, which was 64.9% for 1996 as compared to 80.7% for 1995, gross profit margins were relatively unchanged at 28.6% for 1996 as compared to 28.7% for 1995.

    Selling, general and administrative expenses increased by $44.8 million, or 26.2%, to $215.6 million in 1996 from $170.8 million in 1995. Selling and shipping expenses increased by $37.8 million, or 33.6%, to $150.3 million in 1996 from $112.5 million in 1995. As a percentage of net sales, selling and shipping expenses decreased 0.2% to 18.1% in 1996 from 18.3% in 1995. The decrease in selling and shipping expenses as a percentage of net sales was primarily due to reductions in sales promotions offered by the Company's technology group in conjunction with the introductory promotion of Easy Dental(R) Plus for Windows(R) version which occurred during 1995. These introductory promotional expenses represented 0.6% of net sales in 1995. Excluding these expenses from 1995, selling and shipping expenses, as a percentage of net sales, would have been 0.4% higher than last year. This increase was due primarily to various promotional programs and incremental field sales and marketing personnel. General and administrative expenses increased $7.0 million, or 12.0%, to $65.3 million in 1996 from $58.3 million in 1995, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.6% to 7.9% in 1996 from 9.5% in 1995 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 34.7% increase in sales volume for the same period.

    Net interest expenses decreased $4.4 million to $1.0 million in 1996 from $5.4 million in 1995. This decrease primarily resulted from the use of the proceeds of the Company's follow-on offering in June 1996 to reduce debt and an increase in interest income arising from the temporary investment of proceeds in excess of debt and imputed interest income arising from non-interest bearing extended payment term sales, offset in part by an increase in average interest rates.

    For 1996, the Company's provision for taxes was $11.3 million, while the pre-tax income was $29.3 million. The difference between the Company's effective tax rate of 38.6% and the Federal statutory rate relates primarily to state income taxes offset by tax-exempt interest on municipal securities. In 1995, the Company's provision for taxes was $5.1 million, while the pre-tax loss was $6.1 million. The difference between the tax provision and the amount that would have been recoverable by applying the statutory rate to pre-tax loss was attributable substantially to the non-deductibility for income tax purposes of the $17.5 million appreciation in the value of the stock issued to an executive officer and other senior management of the Company. On a pro forma basis, excluding special charges, taxes on income for 1995 were $6.3 million, resulting in an effective tax rate of 42.9%. The difference between the pro forma effective tax rate and the Federal statutory rate relates primarily to state income taxes and currently non-deductible net operating losses of certain foreign subsidiaries, primarily in France, which are not included in the Company's consolidated tax return.

    1995 Compared to 1994

    Net sales increased $129.6 million, or 26.6%, to $616.2 million in 1995 from $486.6 million in 1994. Of the $129.6 million increase, approximately $53.4 million represented a 19.5% increase in the Company's dental business, $35.8 million represented a 39.8% increase in its medical business, $23.8 million represented a 28.4% increase in its international business, $15.2 million represented a 142.1% increase in its technology business and $1.4 million represented a 5.2% increase in the Company's veterinary business. The dental net sales increase, after taking into consideration acquisitions, was primarily due to the Company's increase in field sales consultants and telesales personnel, database marketing programs and promotional activities. Of the approximately $35.8 million increase in medical net sales, approximately $17.0 million, or 47.5%, represents incremental net sales to renal dialysis centers, with the effects of acquisitions and increased telesales personnel accounting for the other major increase in net sales. In the international market, the increase in net sales was due to the full year benefit of an acquisition made in France in July 1994, acquisitions made in 1995, increased unit volume growth and favorable exchange rate translation adjustments. The increase in net sales for the Company's technology market was primarily the result of an increase in unit sales due to the release of the new Windows(R) version of Easy Dental(R) Plus software in December 1995 and substantial price increases. The increased pricing on the Easy Dental(R) Plus software product was accompanied by substantial sales promotions and related expense. In the veterinary market, the Company now earns a commission on certain products which the manufacturer now sells direct. Including those sales on a basis similar to 1994, sales to the veterinary market would have increased by approximately 19.0%

    Gross profit increased by $47.9 million, or 33.6%, to $190.6 million in 1995, from $142.7 million in 1994, while gross profit margin increased by 1.6% to 30.9% from 29.3% for the same period. Of the 1.6% increase in gross profit margin, approximately 87.5%, or 1.4%, was primarily attributed to increased sales volume of the Company's Easy Dental(R) Plus software, which carried a higher gross profit margin than other products sold by the Company. The higher net sales volume for the Company's technology business, up 142.1% to $25.9 million from $10.7 million for the same period last year, was primarily due to the release of the new Windows(R) version of Easy Dental(R) Plus software, which increased unit sales, coupled with substantial price increases. The increased pricing on the Easy Dental(R) Plus software product was accompanied with substantial sales promotions. The balance of the change in gross profit margin was due to changes in product mix.

    Selling, general and administrative expenses increased by $42.2 million, or 32.8%, to $170.8 million in 1995 from $128.6 million in 1994. Selling and shipping expenses increased by $34.8 million, or 44.8%, to $112.5 million in 1995 from $77.7 million in 1994. As a percentage of net sales, selling and shipping expenses increased 2.4% to 18.3% in 1995 from 15.9% in 1994. The increase in selling and shipping expenses as a percentage of net sales was primarily due to substantial sales promotions offered by the Company's technology group in conjunction with the promotion of Easy Dental(R) Plus software and the new Windows(R) version released in December 1995, which accounted for approximately 0.9% of the 2.4% increase in selling and shipping expenses as a percentage of net sales. The balance of the increase was due primarily to various promotional programs and incremental field sales and marketing personnel. General and administrative expenses increased $7.4 million, or 14.5%, to $58.3 million in 1995 from $50.9 million in 1994, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.0% to 9.5% in 1995 from 10.5% in 1994 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 26.6% increase in sales volume for the same period.

    Interest expense--net increased $1.9 million, or 54.3%, to $5.4 million in 1995 from $3.5 million in 1994. This increase was due to two factors: average interest rates rose to 8.3% in 1995 from 6.4% in 1994, and the Company's average borrowings increased by $11.3 million in 1995 as compared to 1994 as a result of higher working capital requirements and financing of acquisitions.

    Equity in earnings of affiliates increased by $1.0 million, or 200.0%, to $1.5 million in 1995 from $0.5 million in 1994. This increase in equity in earnings of affiliates was primarily due to an increase in earnings of one unconsolidated affiliate which was the result of increased sales volume and the acquisition of another unconsolidated affiliate during the fourth quarter of 1995.

    In 1995, the Company's provision for taxes was $5.1 million, while the pre-tax loss was $6.1 million. The difference between the tax provision and the amount that would have been recoverable by applying the statutory rate to pre-tax loss was attributable substantially to the non-deductibility for income tax purposes of the $17.5 million appreciation in the value of the stock issued to an executive officer and other senior management of the Company. On a pro forma basis, to give effect to special charges, taxes on income for 1995 were $6.3 million, resulting in an effective tax rate of 42.9%. The difference between the pro forma effective tax rate and the Federal statutory rate relates primarily to state income taxes and currently non-deductible net operating losses of certain foreign subsidiaries, primarily in France, which are not included in the Company's consolidated tax return. In 1994, the income tax recovery was $1.6 million, while the pre-tax loss was $12.4 million. The effective tax rate of the Company for 1994 differed from the Federal statutory rate, primarily due to non-deductible special charges of approximately $9.1 million arising from the appreciation in the value of stock issued to an executive officer of the Company and currently non-deductible net operating losses of certain foreign subsidiaries.

    Inflation

    Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Risk Management

    The Company has operations in the United States, Canada, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland and Spain. Each of the Company's operations endeavors to protect its margins by using foreign currency forward contracts to hedge the estimated foreign currency payments to foreign vendors. The total U.S. dollar equivalent of all foreign currency forward contracts hedging vendor payments was $5.0 million as of the 1996 fiscal year end.

    The Company considers its investment in foreign operations to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company experienced a negative translation adjustment of $0.5 million in 1996 and a positive translation adjustment of $0.3 million in 1995, which adjustments were reflected in the balance sheet as an adjustment to stockholders' equity. The cumulative translation adjustment at the end of 1996 showed a net negative translation adjustment of $0.6 million.

    The Company issues a Canadian catalog once a year with prices stated in Canadian dollars; however, orders are shipped from the Company's United States warehouses resulting in U.S. dollar costs for Canadian dollar sales. To minimize the exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign currency forward contracts with major international banks and an unconsolidated 50%- owned company to convert estimated monthly Canadian dollar receipts into U.S. dollars. The Company usually enters into the forward contract prior to the issuance of its Canadian catalog and for the expected life of the catalog. As of December 28, 1996, the Company had 28 forward contracts outstanding for the forward sale of 5.2 million Canadian dollars. The last of the contracts expires on October 31, 1997; however, the Company anticipates entering into new contracts in the normal course of its business.

    The Company borrowed money in U.S. dollars under a term loan related to the Van den Braak acquisition. The Company loaned the proceeds to Henry Schein B.V. in Netherland Guilders ("NLG") with principal and interest payable in NLGs. To minimize the resultant exposure to fluctuations in foreign currency exchange rates between the U.S. dollar and The Netherland Guilder, the Company entered into a series of foreign currency forward contracts to sell NLGs for U.S. dollars. As of December 28, 1996, the Company had 5 contracts outstanding for the forward sale of NLG 7.1 million. The last contract expires on October 31, 1997.

    The Company entered into two interest rate swaps with major financial institutions to exchange variable rate interest for fixed rate interest. The net result was to substitute a weighted average fixed interest rate of 7.81% for the variable LIBOR rate on $13.0 million of the Company's debt. The interest rate swaps expire in October and November of 2001.

Liquidity and Capital Resources

    The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products and special inventory buying opportunities, (b) acquisitions, and (c) capital expenditures. Since sales have been strongest during the fourth quarter and special inventory buying opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through its revolving credit facilities and stock issuances.

    Net cash used in operating activities for the year ended December 28, 1996 of $34.5 million resulted primarily from a net increase in working capital of $63.9 million offset in part by net income, adjusted for non-cash charges relating primarily to depreciation and amortization and deferred income taxes of $27.2 million and $2.4 million, respectively. The increase in working capital was primarily due to (i) $43.1 million increase in accounts receivable resulting from increased sales and extended payment terms, and a decrease in the percentage of customers who make payment with their orders, (ii) a $23.0 million increase in inventories, primarily due to year-end inventory buying opportunities and (iii) an $8.6 million increase in loans and other receivables offset in part by an increase in accounts payable and other accrued expenses of $10.7 million. The Company anticipates future increases in working capital as a result of its continued sales growth, extended payment terms and special inventory buying opportunities.

    Net cash used in investing activities for the year ended December 28, 1996 of $49.1 million resulted primarily from cash used to make acquisitions of $32.5 million and capital expenditures of $11.2 million. During the past three years, the Company has invested more than $26.3 million in the development of new computer systems, and expenditures for new operating facilities. The Company expects that it will continue to invest in excess of $10.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems.

    Net cash provided by financing activities for the year ended December 28, 1996 of $117.6 million resulted primarily from net cash proceeds from a follow-on offering of the Company's Common Stock, which was completed on June 21, 1996 amounting to $124.1 million, partially offset by net debt repayments of approximately $5.6 million.

    A balloon payment of approximately $3.5 million is due on October 31, 1997 under a term loan associated with a foreign acquisition. In addition, with respect to certain acquisitions and joint ventures, holders of minority interests in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

    The Company's cash and cash equivalents as of December 28, 1996 of $41.7 million consist of bank balances and investments in short-term tax exempt securities rated AAA by Moody's (or an equivalent rating). These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity as the securities are actively traded in public markets.

    The Company entered into an amended revolving credit facility on January 31, 1997 that increased its main credit facility from $65.0 million to $100.0 million, extended the facility termination date to January 30, 2002 and reduced the interest rate on the Company's borrowings under the facility. Borrowings under the credit facility were $18.0 million at December 28, 1996. Certain of the Company's subsidiaries have additional credit facilities available which totaled $13.2 million at December 28, 1996 under which $6.7 million had been borrowed.

    The aggregate purchase price of the acquisitions completed during 1996 was approximately $38.8 million, payable $32.5 million in cash, $0.9 million in notes and $5.4 million in stock. The cash portion of the purchase price was primarily funded by proceeds from the Company's initial public offering, completed in November 1995, and a follow-on offering, completed in June 1996.

    Since December 28, 1996, the Company has acquired (i) in a pooling-of-interests transaction, all of the outstanding common stock of Dentrix Dental Systems, Inc., a leading provider of clinically-based dental practice management systems, with 1996 net sales of approximately $10.3 million, and (ii) in a purchase transaction, the business of Smith Holden, Inc., the longest operating dental supply company in the United States, with 1996 net sales of approximately $14.2 million. Additionally, on March 7, 1997, the Company entered into the Merger Agreement pursuant to which MBMI will merge into a wholly-owned subsidiary of the Company.

    The Company believes that its cash and cash equivalents of $41.7 million as of December 28, 1996, its anticipated cash flow from operations, its ability to access public debt and equity markets and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its currently foreseeable capital needs.

ITEM 8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS

HENRY SCHEIN, INC. AND SUBSIDIARIES                                 Page Number

Report of Independent Certified Public Accountants............................27

Consolidated Financial Statements:

   Balance Sheets as of December 28, 1996 and December 30, 1995.............. 28
   Statements of Operations for the years ended December 28, 1996,
           December 30, 1995 and December 31, 1994  ..........................29
   Statements of Stockholders' Equity for the years ended
          December 28, 1996, December 30, 1995 and December 31, 1994 .........30
   Statements of Cash Flows for the years ended December 28, 1996,
          December 30, 1995 and December 31, 1994 ............................31
   Notes to Consolidated Financial Statements .............................32-56

Schedule, years ended December 28, 1996,
   December 30, 1995 and December 31, 1994

        II - Valuation and Qualifying Accounts ...............................72

      All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Henry Schein, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. and Subsidiaries as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996. We have also audited the financial statement schedule listed in the accompanying index. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. and Subsidiaries at December 28, 1996 and December 30, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        BDO SEIDMAN, LLP

New York, New York
March 7, 1997

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             December 28, December 30,
                                                                 1996         1995
                                                             ------------ ------------
    ASSETS
Current assets:
    Cash and cash equivalents ...............................  $  41,673   $   7,603
    Accounts receivable, less reserves of $7,305 and $6,335,
         respectively .......................................    140,197      91,248
    Inventories .............................................    126,632      96,515
    Deferred income taxes ...................................      6,189       6,896
    Other ...................................................     29,665      19,492
                                                               ---------   ---------
             Total current assets ...........................    344,356     221,754
Property and equipment, net .................................     37,154      29,713
Goodwill and other intangibles, net .........................     53,420      24,389
Investments and other .......................................     29,006      21,011
                                                               ---------   ---------
                                                               $ 463,936   $ 296,867
                                                               =========   =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ........................................  $  87,988   $  65,105
    Bank credit lines .......................................      6,716       9,325
    Accruals:
         Salaries and related expenses ......................     11,041       9,074
         Other ..............................................     25,395      31,008
    Current maturities of long-term debt ....................      8,461       3,343
                                                               ---------   ---------
             Total current liabilities ......................    139,601     117,855
Long-term debt ..............................................     24,569      30,381
Other liabilities ...........................................      2,715       1,233
                                                               ---------   ---------
             Total liabilities ..............................    166,885     149,469
                                                               ---------   ---------
Minority interest ...........................................      5,289       4,547
                                                               ---------   ---------
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value, authorized 60,000,000;
         issued: 22,272,441 and 18,358,673, respectively ....        222         183
    Additional paid-in capital ..............................    254,180     123,866
    Retained earnings .......................................     39,086      19,746
    Treasury stock, at cost, 60,529 and 51,679 shares,
         respectively .......................................     (1,090)       (769)
    Foreign currency translation adjustment .................       (636)       (175)
                                                               ---------   ---------
             Total stockholders' equity .....................    291,762     142,851
                                                               ---------   ---------
                                                               $ 463,936   $ 296,867
                                                               =========   =========

         See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                                                   Years Ended
                                                               -------------------------------------------------------
                                                               December 28,        December 30,           December 31,
                                                                  1996                 1995                   1994
                                                               ------------        ------------           ------------
Net sales ................................................      $ 829,962            $ 616,209            $ 486,610
Cost of sales ............................................        584,738              425,625              343,922
                                                                ---------            ---------            ---------
    Gross profit .........................................        245,224              190,584              142,688
Operating expenses:
    Selling, general and administrative ..................        215,561              170,823              128,560
    Special management compensation ......................           --                 20,797               21,596
    Special professional fees ............................           --                   --                  2,007
                                                                ---------            ---------            ---------
         Operating income (loss) .........................         29,663               (1,036)              (9,475)
Other income (expense):
    Interest income ......................................          2,456                  475                  251
    Interest expense .....................................         (3,421)              (5,833)              (3,756)
    Other-net ............................................            636                  276                  541
                                                                ---------            ---------            ---------
         Income (loss) before taxes on income
             (recovery), minority interest and
             equity in earnings of affiliates ............         29,334               (6,118)             (12,439)
Taxes on income (recovery) ...............................         11,343                5,126               (1,630)
Minority interest in net income of subsidiaries ..........            246                  509                  561
Equity in earnings of affiliates .........................          1,595                1,537                  494
                                                                ---------            ---------            ---------
Net income (loss) ........................................      $  19,340            $ (10,216)           $ (10,876)
                                                                =========            =========            =========
Net income per common share ..............................      $    0.93
                                                                =========
Weighted average common and common
    equivalent shares outstanding ........................         20,724
                                                                =========

Pro forma:
    Historical net loss ..................................                           $ (10,216)           $ (10,876)
    Pro forma adjustments:
         Special management compensation and
             professional fees ...........................                              20,797               23,603
         Tax effect of above .............................                              (1,174)              (5,749)
                                                                                     ---------            ---------
    Pro forma net income .................................                           $   9,407            $   6,978
                                                                                     =========            =========
    Pro forma net income per common share ................                              $0. 70            $    0.58
                                                                                     =========            =========
    Pro forma weighted average common and
         common equivalent shares outstanding ............                              13,447               12,127
                                                                                     =========            =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                         Common Stock
                                                                        $.01 Par Value        Additional
                                                                 ---------------------------    Paid-in     Retained       Treasury
                                                                    Shares         Amount       Capital     Earnings         Stock
                                                                 -------------   ----------- -----------  ------------     --------
Balance, December 25, 1993 ....................................   11,390,544   $       114   $    11,225   $    41,390       $ --
Net loss ......................................................           --            --            --       (10,876)        --
Deemed dividend ...............................................           --            --            --          (552)        --
Adjustment resulting from revaluation of stock issued for
    special compensation (including $4,897 attributable to
    stock of former parent) ...................................           --            --         9,104            --         --
Stock issued and issuable, in part, to settle accrued liability
    under long-term executive incentive compensation plan .....      489,456             5         3,460            --         --
Recognition of deferred compensation ..........................           --            --            --            --         --
Stock issued to ESOP trust ....................................      128,257             1           899            --         --
Reclassification of redeemable stock issued as special
    compensation and to ESOP trust ............................   (2,084,398)          (21)      (14,724)           --         --
Foreign currency translation adjustment .......................           --            --            --            --         --
                                                                 -----------   -----------   -----------   -----------  ---------
Balance, December 31, 1994 ....................................    9,923,859            99         9,964        29,962         --
Net loss ......................................................           --            --            --       (10,216)        --
Shares issued for acquisition .................................    1,260,416            13         6,500            --         --
Stock issued in initial public offering .......................    5,090,000            51        72,417            --         --
Reclassification of redeemable stock issued as special
    compensation and to ESOP trust upon closing of initial
    public offering ...........................................    2,084,398            20        32,180            --         --
Issuance of compensatory stock options ........................           --            --         2,805            --         --
Purchase of treasury stock (51,679 shares) ....................           --            --            --            --       (769)
Foreign currency translation adjustment .......................           --            --            --            --         --
                                                                 -----------   -----------   -----------   -----------  ---------
Balance, December 30, 1995 ....................................   18,358,673           183       123,866        19,746       (769)
Net income ....................................................           --            --            --        19,340         --
Shares issued for acquisitions ................................      155,183             2         5,424            --         --
Stock issued in follow-on offering ............................    3,734,375            37       124,070            --         --
Stock issued to ESOP trust ....................................       24,210            --           820            --         --
Purchase of treasury stock (8,850 shares) .....................           --            --            --            --       (321)
Foreign currency translation adjustment .......................           --            --            --            --         --
                                                                 -----------   -----------   -----------   -----------  ---------
Balance, December 28, 1996 ....................................   22,272,441   $       222   $   254,180   $    39,086  $  (1,090)
                                                                 ===========   ===========   ===========   ===========  =========
                                                                  Foreign
                                                                  Currency     Deferred        Total
                                                                 Translation    Compen-     Stockholders'
                                                                 Adjustment     sation        Equity
                                                                 ----------- ------------   -----------
Balance, December 25, 1993 ....................................   $   (635)  $    (8,197)  $    43,897
Net loss ......................................................         --            --       (10,876)
Deemed dividend ...............................................         --            --          (552)
Adjustment resulting from revaluation of stock issued for
    special compensation (including $4,897 attributable to
    stock of former parent) ...................................         --        (9,104)           --
Stock issued and issuable, in part, to settle accrued liability
    under long-term executive incentive compensation plan .....         --            --         3,465
Recognition of deferred compensation ..........................         --        17,301        17,301
Stock issued to ESOP trust ....................................         --            --           900
Reclassification of redeemable stock issued as special
    compensation and to ESOP trust ............................         --            --       (14,745)
Foreign currency translation adjustment .......................        177            --           177
                                                                  --------   -----------   -----------
Balance, December 31, 1994 ....................................       (458)           --        39,567
Net loss ......................................................         --            --       (10,216)
Shares issued for acquisition .................................         --            --         6,513
Stock issued in initial public offering .......................         --            --        72,468
Reclassification of redeemable stock issued as special
    compensation and to ESOP trust upon closing of initial
    public offering ...........................................         --            --        32,200
Issuance of compensatory stock options ........................         --            --         2,805
Purchase of treasury stock (51,679 shares) ....................         --            --          (769)
Foreign currency translation adjustment .......................        283            --           283
                                                                  --------   -----------   -----------
Balance, December 30, 1995 ....................................       (175)           --       142,851
Net income ....................................................         --            --        19,340
Shares issued for acquisitions ................................         --            --         5,426
Stock issued in follow-on offering ............................         --            --       124,107
Stock issued to ESOP trust ....................................         --            --           820
Purchase of treasury stock (8,850 shares) .....................         --            --          (321)
Foreign currency translation adjustment .......................       (461)           --          (461)
                                                                  --------   -----------   -----------
Balance, December 28, 1996 ....................................   $   (636)  $        --   $   291,762
                                                                  ========   ===========   ===========


           See accompanying notes to consolidated financial statements

                             HENRY SCHEIN, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)

                                                                        Years Ended
                                                         ---------------------------------------
                                                         December 28,  December 30, December 31,
                                                             1996          1995         1994
                                                         ------------  -----------  ------------
Cash flows from operating activities:
Net income (loss) ......................................    $  19,340     $(10,216)    $(10,876)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Depreciation and amortization ....................        7,898        6,037        3,811
      Provision for losses and allowances on accounts
          receivable ...................................          970        2,016        1,061
      Stock issued to ESOP trust .......................          820         --            900
      Provision (benefit) for deferred income taxes ....        2,397       (1,091)      (3,553)
      Special management compensation ..................         --         20,289       18,866
      Undistributed earnings of affiliates .............       (1,595)      (1,537)        (494)
      Minority interest in net income of subsidiaries             246          509          561
      Other ............................................         (619)        (558)        (965)
      Changes in assets and liabilities:
          Increase in accounts receivable ..............      (43,063)     (35,055)     (12,809)
          Increase in inventories ......................      (22,962)      (7,342)      (5,412)
          Increase in other current assets .............       (8,603)      (4,411)      (3,571)
          Increase in accounts payable and accruals ....       10,683       20,562       18,759
                                                            ---------     --------     --------
Net cash provided by (used in) operating activities ....      (34,488)     (10,797)       6,278
                                                            ---------     --------     --------
Cash flows from investing activities:
   Capital expenditures ................................      (11,213)      (9,219)      (5,919)
   Business acquisitions, net of cash acquired .........      (32,540)     (16,377)        --
   Other ...............................................       (5,338)      (3,893)      (1,972)
                                                            ---------     --------     --------
Net cash used in investing activities ..................      (49,091)     (29,489)      (7,891)
                                                            ---------     --------     --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt ............        1,154        3,698        5,391
   Principal payments on long-term debt ................       (4,688)     (15,289)      (1,150)
   Proceeds from issuance of stock .....................      124,107       72,468         --
   Proceeds from borrowings from banks .................        4,449        2,446        3,764
   Purchase of treasury stock ..........................         (321)        (769)        --
   Payments on borrowings from banks ...................       (6,478)     (20,826)      (4,200)
   Deemed dividend .....................................         --           --           (552)
   Other ...............................................         (574)       1,711          445
                                                            ---------     --------     --------
Net cash provided by financing activities ..............      117,649       43,439        3,698
                                                            ---------     --------     --------
Net increase  in cash and cash equivalents .............       34,070        3,153        2,085
Cash and cash equivalents, beginning of year ...........        7,603        4,450        2,365
                                                            ---------     --------     --------
Cash and cash equivalents, end of year .................    $  41,673     $  7,603     $  4,450
                                                            =========     ========     ========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (in thousands, except share data)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

      The consolidated financial statements include the accounts of Henry Schein, Inc. and all of its wholly-owned and majority-owned subsidiaries (the "Company"). Investments in unconsolidated affiliates which are 50% or less owned are accounted for under the equity method. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

      The Company reports its operations on a 52-53 week basis ending on the last Saturday of December. Accordingly, fiscal years ended December 28, 1996 and December 30, 1995 consisted of 52 weeks and the fiscal year ended December 31, 1994 consisted of 53 weeks.

Revenue Recognition

      Sales are recorded when products are shipped or services are rendered, except for the portion of revenues from sales of practice management software which is attributable to noncontractual postcontract customer support, which is deferred and recognized ratably over the period in which the support is expected to be provided.

Inventories

      Inventories consist substantially of finished goods and are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Property and Equipment and Depreciation and Amortization

      Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

                                            Years
                                         ----------
      Buildings and improvements             40
      Machinery and warehouse equipment    5 - 10
      Furniture, fixtures and other        3 - 10
      Computer equipment and software      5 - 7

      Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

Taxes on Income

      The Company filed a consolidated Federal income tax return with Schein Holdings, Inc. for the period ended September 30, 1994 (see Note 2). For the balance of 1994 the Company filed a consolidated Federal income tax return with its 80% or greater owned subsidiaries and expects to continue to do so thereafter. Income taxes for financial statement presentation were calculated through the period ending September 30, 1994 as if the Company filed a separate tax return.

Premium Coupon Program

      The Company issues premium coupons to certain customers in conjunction with sales of its products which are redeemable for gifts. Premium coupon redemptions are accrued as issued based upon expected redemption rates.

Statement of Cash Flows

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company has determined that the effect of foreign exchange rate changes on cash flows is not material.

Foreign Currency Translation and Transactions

      The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings, except for certain hedging transactions (see below).

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES--(Continued)

 Financial Instruments

      The Company uses forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. Gains and losses on these positions are deferred and included in the basis of the transaction when it is completed.

      In order to manage interest rate exposure, the Company has entered into interest rate swap agreements to exchange variable rate debt based on LIBOR into fixed rate debt without the exchange of the underlying principal amounts. Net payments or receipts under the agreements are recorded as adjustments to interest expense.

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because the underlying instruments are at variable rates which are repriced frequently.

Acquisitions

      The net assets of businesses purchased are recorded at their fair value at the acquisition date and the consolidated financial statements include their operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is included in goodwill and is amortized on a straight-line basis over periods not exceeding 30 years.

Long-Lived Assets

       Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 28, 1996.

Stock-Based Compensation

      The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards ("SFAS") 123, "Accounting for Stock-Based Compensation."

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES--(Continued)

Earnings Per Share

(a) Historical

      Historical per share information is computed using the weighted average number of common and common equivalent shares outstanding. Common equivalent shares relating to the stock options issued to executive management in 1995, the shares issued to senior management in 1994, and the shares contributed to the ESOP trust in 1994 have been treated as if they were outstanding since the beginning of 1994. Such ESOP shares and common equivalent shares relating to the stock options are calculated using the treasury stock method, using the initial public offering price of $16.00 per share for assumed repurchase. Historical per share information for 1995 and 1994 is not considered relevant as it would differ materially from pro forma per share data, given the significance of the pro forma adjustments.

(b) Pro Forma Net Income Per Share

      Pro forma net income per share is computed using pro forma net income and the pro forma weighted average number of common and common equivalent shares outstanding, after reflecting a 99-for-1 stock split effected immediately prior to the initial public offering. The common equivalent shares for pro-forma net income per share were computed on the same basis as the historical basis.

(c) Supplemental Earnings Per Share

      Supplementary net income per share (which is required by APB Opinion No.
15) for the year ended December 28, 1996 was $.93. For this calculation, the weighted average number of common shares includes the shares assumed to provide the proceeds, at the follow-on offering price, needed to retire average revolving credit borrowings and debt for the period from the beginning of the year (or the date the debt was incurred) to the respective retirement date, and the pro forma net income was adjusted to exclude the related financing and interest expenses of the debt.

NOTE 2--REORGANIZATION

      On December 26, 1992, Henry Schein, Inc., a New York corporation ("Old HSI"), reorganized its corporate structure to split into separate healthcare distribution and pharmaceutical companies (the "Split"). The Split was accomplished by transferring substantially all of Old HSI's assets and liabilities relating to the distribution business to Henry Schein USA, Inc., a newly formed corporation ("New HSI"). Subsequent to the Split, the name of Old HSI was changed to Schein Holdings, Inc. and the name of New HSI was changed to Henry Schein, Inc. ("HSI"). As a result of the Split, Schein Holdings, Inc. ("Holdings") became the parent of the Company and Schein Pharmaceutical, Inc. (the pharmaceutical company, "SPINC").

      The accompanying financial statements give retroactive effect to the Split as described above, and reflect the historical cost bases of the assets and liabilities of the distribution business.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 2 --REORGANIZATION--(Continued)

      On February 16, 1994, the shareholders of Holdings and HSI and certain HSI management entered into an agreement (the "HSI Agreement") whereby certain voting and non-voting shares of HSI stock were exchanged for new voting stock of HSI, a 100-for-1 stock split was effectuated, and certain additional agreements were entered into between HSI, the shareholders and management. The effect of the stock exchanges was that Holdings distributed all of its shares in HSI to certain shareholders of Holdings in exchange for its stock.

      The HSI Agreement was subject to approval by the Westchester County Surrogate Court, which approval was obtained on September 20, 1994. The HSI Agreement was also subject to the closing of a transaction between the shareholders of Holdings and Miles, Inc. ("Miles", an unrelated third party) involving the sale by shareholders of Holdings of 28% of their shares to Miles.

      In connection with the reorganization, during 1992 HSI issued 1,466,685 shares of common stock (valued at $6,173) to one of its executive officers and 147,312 shares of common stock (valued at $620) to an executive officer of SPINC. In addition, SPINC issued shares to one of its executive officers and an executive officer of HSI. Each company made cash payments to its respective executive officer to cover the income taxes relating to the stock issuances. The HSI shares issued to its executive officer originally were to vest after 10 years of employment. The other stock issuances were forfeitable if certain events did not occur.

      The stock issuances to HSI's executive officer were accounted for based on the estimated fair value at the date of issuance, as deferred compensation, which was classified as a reduction of stockholders' equity in the financial statements of the applicable company whose executive officer received the shares. Accordingly, the fair value of the shares of HSI issued to the executive officer of SPINC was recorded as a distribution to Holdings. Conversely, the fair value of the shares issued to HSI's executive officer by SPINC in the amount of $2,641 was treated as a contribution to HSI's capital. The cash payment to HSI's executive officer in the amount of $5,283 was charged to operations in 1992 as a special management compensation charge. In 1994, an additional cash payment of $258 was paid to HSI's executive officer to pay certain additional income taxes attributable to the 1992 stock issuance and was recorded as a special management compensation charge.

      As part of the HSI Agreement, the vesting and events of forfeiture were removed and the stock issued in 1992 became fully vested. Accordingly, the estimated fair value of the stock issuances to HSI's executive officer were revalued to reflect the fair values of HSI and SPINC at the time of vesting and the related deferred compensation, net of amortization, of $17,301 was charged to earnings as special management compensation in 1994.

      Additionally, pursuant to previous commitments, certain senior management of HSI were issued 489,456 shares including 91,377 shares issued subsequent to December 31, 1994 and 83,259 shares issued prior to the closing of the initial public offering in part to extinguish a previously accrued liability under a pre-existing long-term incentive plan. In connection with the issuance of these shares, a cash payment of approximately $2,472 was paid to cover the income taxes relating to this stock issuance and was charged, along with the estimated fair value of the related stock issued of $3,465, less the related obligations extinguished of approximately $1,900, as special compensation and is included in special compensation in 1994.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 2 -- REORGANIZATION --(Continued)

      The shares issued to the executive officer and the senior management of HSI were subject to repurchase by HSI at fair market value in the event employment was terminated for any reason or an initial public offering of HSI's stock did not occur by December 31, 1999. The repurchase feature was eliminated upon the closing of the initial public offering. Special management compensation for the year ended December 30, 1995 includes a $17,484 charge to operations to reflect the appreciation in the market value of stock grants and issuances based on the initial public offering price of $16.00 per share and a cash payment of approximately $508 to cover income taxes related to those stock grants and issuances.

      In addition, special management compensation for the year ended December 30, 1995 includes a charge of $2,805 to reflect the excess of the initial public offering price over the exercise price of Class A options issued to certain executive management in May 1995 (see Note 14(a)).

      Special charges incurred in connection with this reorganization consist of special management compensation expense of $20,797 and $21,596 for the years ended 1995 and 1994, respectively, and special professional fees of $2,007 for 1994.

      In 1994, the Company incurred special professional fees on behalf of its stockholders relating to the reorganization in the amount of $552. This amount was deemed to be a dividend and deducted from retained earnings.

NOTE 3--OTHER CURRENT ASSETS

Other current assets consist of the following:

                                            December 28,   December 30,
                                               1996           1995
                                            -----------    ----------
        Prepaid expenses .................    $ 5,314       $ 3,941
        Vendor rebates receivable ........     11,798         5,744
        Amounts due from affiliates.......      5,154         2,084
        Refundable income taxes ..........        727         2,645
        Other ............................      6,672         5,078
                                              -------       -------
                                              $29,665       $19,492
                                              =======       =======

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 4--PROPERTY AND EQUIPMENT--NET

Major classes of property and equipment consist of the following:

                                               December 28,  December 30,
                                                   1996          1995
                                               -----------   ----------
        Land ...............................     $ 1,445      $ 1,718
        Buildings and leasehold
          improvements .....................      24,726       23,288
        Machinery and warehouse equipment ..      14,937       10,509
        Furniture, fixtures and other ......      14,585       12,165
        Computer equipment and software ....      20,914       15,937
                                                 -------      -------
                                                  76,607       63,617

        Less accumulated depreciation and
          amortization .....................      39,453       33,904
                                                 -------      -------
        Net property and equipment .........     $37,154      $29,713
                                                 =======      =======

NOTE 5--GOODWILL AND OTHER INTANGIBLES--NET

 Goodwill and other intangibles consist of the following:

                                               December 28,    December 30,
                                                   1996            1995
                                               ------------    -----------
        Goodwill ...........................     $52,407        $22,267
        Other ..............................       4,672          3,917
                                                 -------        -------
                                                  57,079         26,184
        Less accumulated
          amortization .....................       3,659          1,795
                                                 -------        -------
                                                 $53,420        $24,389
                                                 =======        =======

      Goodwill represents the excess of the purchase price of acquisitions over the fair value of net assets acquired. During 1996, four acquisitions accounted for $16,887 of the increase in goodwill. Other intangibles include covenants not to compete, customer lists and deferred acquisition costs. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 30 years.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 6--INVESTMENTS AND OTHER

       Investments and other consist of:

                                                   December 28,    December 30,
                                                       1996            1995
                                                   ------------    ------------
       Investments in unconsolidated affiliates...    $11,524        $ 9,865
       Long-term receivables (see Note 11(b)) ....     11,051          8,399
       Other .....................................      6,431          2,747
                                                      -------        -------
                                                      $29,006        $21,011
                                                      =======        =======

      The Company's investments are predominately 50% owned unconsolidated affiliates consisting of various companies involved in the healthcare distribution business and HS Pharmaceutical, Inc., which manufactures generic pharmaceuticals. As of December 28, 1996, the Company's investments in unconsolidated affiliates were $2,859 more than the Company's proportionate share of the underlying equity of these affiliates. This amount, which has been treated as goodwill, is being amortized over 30 years and charged to equity in the operating results of these companies. As of December 28, 1996, approximately $6,632 of the Company's retained earnings represented undistributed earnings of affiliates. Combined financial data for substantially all of these companies is as follows:

                                         December 28,       December 30,
                                             1996              1995
                                         -----------        -----------

       Current assets .............        $38,172            $28,904
       Total assets ...............         47,103             35,220
       Liabilities ................         30,939             22,995
       Stockholders' equity .......         16,164             12,225

                                                   Years Ended
                                   ------------------------------------------
                                   December 28,   December 30,   December 31,
                                      1996           1995           1994
                                   -----------    -----------    -----------

       Net sales .................   $103,169       $55,090        $34,003
       Operating income ..........      7,044         5,147          3,183
       Net income ................      3,775         2,920          1,428

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 7--BUSINESS ACQUISITIONS

      The Company acquired 34 healthcare distribution businesses between 1994 and 1996, including, on July 7, 1995, the distribution business of The Veratex Corporation ("Veratex"), a national direct marketer of medical, dental and veterinary products, and on July 10, 1996, Scientific Supply Company, Inc., a regional distributor of medical supplies. The total amount of cash paid and promissory notes issued for these acquisitions was approximately $33,423, $22,710 and $2,660, for 1996, 1995 and 1994, respectively. The Company also issued 155,183 shares of common stock in 1996 in connection with two of its acquisitions and 1,260,416 shares of common stock in connection with one of its 1995 acquisitions, of which approximately 928,700 shares were issued to a stockholder of the Company. These acquisitions have been accounted for under the purchase method, except one from an affiliate which involves carryover of predecessor basis with respect to the affiliate's proportionate share of net assets. Operations of these businesses have been included in the consolidated financial statements from their acquisition dates.

      Certain acquisitions provide for contingent consideration in the event certain financial targets are satisfied.

      The summarized unaudited pro forma results of operations set forth below for 1996 and 1995 assume the acquisitions occurred as of the beginning of each of these periods.

                                                                    Years Ended
                                                            --------------------------
                                                            December 28,  December 30,
                                                               1996          1995
                                                            ------------  ------------
        Net sales .........................................   $877,925    $ 762,333
        Net income (loss) .................................     19,699       (9,594)
        Pro forma net income, reflecting adjustment in 1995
          to exclude  special management compensation......     19,699       10,029
        Pro forma net income per common share .............   $   0.95    $    0.75

      Pro forma net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings that may result from the Company's integration efforts.

      Since December 28, 1996, the Company has acquired (i) in a pooling-of-interests transaction, all of the outstanding common stock of Dentrix Dental Systems, Inc., a leading provider of clinically-based dental practice management systems, with 1996 net sales of approximately $10.3 million, and (ii) in a purchase transaction, the business of Smith Holden, Inc., the longest operating dental supply company in the United States, with 1996 net sales of approximately $14.2 million.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 7--BUSINESS ACQUISITIONS--(Continued)

      The following summarized pro forma unaudited results of operations combines the results of the Company and Dentrix assuming the acquisition of Dentrix occurred on December 26, 1993:

                                                                       Years Ended
                                                          ----------------------------------------
                                                          December 28,  December 30,  December 31,
                                                             1996           1995         1994
                                                          ------------  ------------  ------------
        Net sales ....................................      $840,122     $623,302     $ 490,734

        Net income (loss) ............................        21,236       (9,333)      (10,371)

        Pro forma net income, reflecting adjustment in
          1995 and 1994 to exclude special management
          compensation and professional fees .........        21,236       10,290         7,483

        Pro forma net income per common share ........      $   0.98     $   0.71     $    0.57

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 8--BANK CREDIT LINES

      At December 28, 1996, certain subsidiaries of the Company had available various bank credit lines totaling approximately $13,157, expiring through December 1997. Borrowings of $6,716 under these credit lines at interest rates ranging from 3.5% to 7.5% were collateralized by accounts receivable, inventory and property and equipment of the subsidiaries with an aggregate net book value of $17,163 at December 28, 1996.

NOTE 9--LONG-TERM DEBT

      Long-term debt consists of:

                                                                    December 28,  December 30,
                                                                        1996         1995
                                                                    ------------  ------------
      Borrowings under Revolving Credit Agreement (a) ............      $18,040      $17,000
      Notes payable for business acquisitions (b) ................        3,930        6,783
      Notes payable to banks, interest variable (8.0% at December
         28, 1996), payable in quarterly installments ranging from
         $16 to $34 through 2003, secured by inventory and
         accounts receivable in the amount of $21,192 ............        1,932        2,020
      Mortgage payable to bank in quarterly installments of $14, interest at 5.2% through November 2013, collateralized by
         a building with a net book value of $1,606 ..............          987        1,137
      Various notes and loans payable with interest, in varying
         installments through 2001, uncollateralized .............        8,141        6,784
                                                                        -------      -------
      Total ......................................................       33,030       33,724
      Less current maturities ....................................        8,461        3,343
                                                                        -------      -------
      Total long-term debt .......................................      $24,569      $30,381
                                                                        =======      =======

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 9--LONG-TERM DEBT--(Continued)

(a) Revolving Credit Agreement

      On January 31, 1997, the Company entered into an amended revolving credit agreement which, among other things, increased the maximum borrowings to $100 million from $65 million, extended the term of the agreement to January 30, 2002 and reduced the interest rate charged to the Company. The interest rate on any borrowings under the agreement is based on prime or LIBOR as defined in the agreement, which were 8.25% and 5.69%, respectively, at December 28, 1996. The borrowings outstanding at December 28, 1996 were at interest rates ranging from 6.3% to 8.25%. The agreement provides for a sliding scale fee ranging from .1% to .3%, based upon certain financial ratios, on any unused portion of the commitment. The agreement also provides, among other things, that HSI will maintain, on a consolidated basis, as defined, a minimum tangible net worth, current, cash flow, and interest coverage ratios, a maximum leverage ratio, and contains restrictions relating to annual dividends in excess of $500, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, capital expenditures, certain changes in ownership and employee and shareholder loans.

(b) Notes Payable for Business Acquisitions

      In November 1993, a subsidiary of the Company entered into a term loan agreement for $5,290 with a bank. The proceeds of this loan were used to acquire a dental supply distribution company. Principal is payable in semi-annual installments of $227 through October 1997, with a final balloon payment of $3,474 on October 31, 1997. Interest is payable quarterly at a rate of 6.5% per year. The agreement also provides for the same financial covenants and restrictions as the revolving credit agreement. In October 1995, the Company entered into a term loan agreement for $2,400 with a third party. The proceeds of this loan were used to acquire a medical distribution company. The loan was repaid in June 1996.

      As of December 28, 1996, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 1997--$8,461; 1998--$1,670; 1999--$774; 2000--$710, 2001 -- $689.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 10--TAXES ON INCOME (RECOVERY)

      Taxes on income (recovery) are based on income (loss) before taxes on income (recovery), minority interest and equity in earnings of affiliates as follows:

                                                                           Years Ended
                                                           -----------------------------------------
                                                            December 28,  December 30,  December 31,
                                                                1996          1995          1994
                                                            ------------  ------------  ------------
Domestic .............................................        $ 27,091      $ (7,435)     $(13,978)
Foreign ..............................................           2,243         1,317         1,539
                                                              --------      --------      --------
Total income (loss) before taxes on income
  (recovery), minority interest and equity in earnings
  of affiliates ......................................        $ 29,334      $ (6,118)     $(12,439)
                                                              ========      ========      ========

      The provision for (recovery of) income taxes on income (loss) was as follows:

                                                     Years Ended
                                      -----------------------------------------
                                      December 28,   December 30,  December 31,
                                          1996          1995          1994
                                       ----------    ----------    ----------
Current tax expense (recovery):

  U.S. Federal ......................    $ 7,182       $ 4,677        $ 1,528
  State and local ...................      1,069           924            459
  Foreign ...........................        695           616            (64)
                                         -------       -------        -------
Total current .......................      8,946         6,217          1,923
                                         -------       -------        -------
Deferred tax expense (benefit):
  U.S. Federal ......................      1,466          (836)        (3,563)
  State and local ...................        778          (285)          (155)
  Foreign ...........................        153            30            165
                                         -------       -------        -------
Total deferred ......................      2,397        (1,091)        (3,553)
                                         -------       -------        -------
Total provision (recovery) ..........    $11,343       $ 5,126        $(1,630)
                                         =======       =======        =======

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 10--TAXES ON INCOME (RECOVERY)--(Continued)

      The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                    December 28,   December 30,
                                                       1996            1995
                                                   -------------   ------------
Current deferred tax assets:
   Inventory, premium coupon redemptions
     and accounts receivable valuation allowances..     $ 2,798       $ 3,592
   Uniform capitalization adjustments to
     inventories...................................       1,520         1,472
   Accrued special professional fees and other
     accrued liabilities...........................       1,871         1,832
                                                        -------       -------
Total current deferred tax asset...................       6,189         6,896
                                                        -------       -------
Non-current deferred tax assets (liabilities):
   Property and equipment..........................      (1,607)         (428)
   Provision for long-term executive incentive
     compensation and other accrued liabilities....         (85)         (110)
   Net operating losses of foreign subsidiaries....       1,928         2,403
                                                        -------       -------
Total non-current deferred tax asset...............         236         1,865
   Valuation allowance for non-current deferred
     tax assets....................................      (1,928)       (2,403)
                                                        -------       -------
Net non-current deferred tax liabilities...........      (1,692)         (538)
                                                        -------       -------
Net deferred tax asset.............................     $ 4,497       $ 6,358
                                                        =======       =======


      The net deferred tax asset is realizable as the Company has sufficient taxable income in prior carryback years to realize the tax benefit for deductible temporary differences. The non-current deferred liability is included in Other liabilities on the Consolidated Balance Sheets.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 10--TAXES ON INCOME (RECOVERY)--(Continued)

      The tax provisions (recovery) differ from the amount computed using the Federal statutory income tax rate as follows:

                                                                         Years Ended
                                                           ------------------------------------------
                                                           December 28,  December 30,  December 31,
                                                               1996          1995          1994
                                                           ------------  ------------  ------------

Provision (recovery) at Federal statutory rate.........       $10,267       $(2,141)    $(4,354)
State income taxes, net of Federal income tax effect...         1,575           582          53
Net foreign and domestic losses for which no tax
  benefits are available...............................            --           574          23
Foreign income taxed at other than the Federal
  statutory rate.......................................           (55)          (25)       (214)
Non-deductible appreciation in stock issued as
  special management compensation......................           ---         6,109       3,318
Deduction for charitable contributions.................           ---            --        (180)
Tax exempt interest...................................           (237)           --          --
Other..................................................          (207)           27        (276)
                                                              -------       -------     -------
Income tax provision (recovery)........................       $11,343       $ 5,126     $(1,630)
                                                              =======       =======     =======

      Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 28, 1996, the cumulative amount of reinvested earnings was approximately $2,078.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 11-- FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

(a) Financial Instruments

      To reduce its exposure to fluctuations in foreign currencies and interest rates, the Company is party to foreign currency forward contracts and interest rate swaps with major financial institutions.

      While the Company is exposed to credit loss in the event of nonperformance by the counterparties of these contracts, the Company does not anticipate nonperformance by the counterparties. The Company does not require collateral or other security to support these financial instruments.

      As of December 28, 1996, the Company has outstanding foreign currency forward contracts aggregating $9,790 related to debt and the purchase and sale of merchandise. The contracts hedge against currency fluctuations of the Canadian dollar $3,946, Swiss Franc $707, The Netherland Guilder $4,776, Deutsche Mark $180, and Japanese Yen $181. The contracts expire at various dates through October 1997. At December 28, 1996, the Company had net deferred losses from foreign currency forward contracts of $27.

      As of December 28, 1996, interest rate swaps totaling $13,000 were outstanding. The swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 7.81% for the variable LIBOR rate on $13,000 of the Company's debt. The swaps expire in October and November 2001. Under the interest rate environment during the year ended December 28, 1996, the net fair value of the Company's interest rate swap agreements resulted in a recognized loss of $299.

      In October 1994, a subsidiary of the Company recorded a $509 foreign currency gain relating to an intercompany loan intended to be repaid. This gain is reflected in the Other-net section of the Consolidated Statements of Operations.

(b) Concentrations of Credit Risk

      Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and short-term cash investments.

      The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across different types of healthcare professionals and geographic areas. The Company maintains an allowance for losses based on the expected collectability of all receivables. Included in Accounts Receivable and LongTerm Receivables at December 28, 1996 is $18,355 and $7,785, respectively, related to Easy Dental(R) Plus software sales with non-interest bearing extended payment terms. Total unamortized discounts at December 28, 1996 amounted to $1,487 based on an imputed interest rate of 8.25%. Included in interest income for the year ended December 28, 1996 was approximately $998 of imputed interest relating to these non-interest bearing extended payment term receivables. Imputed interest relating to these receivables was not material for 1995 and 1994.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 12--RELATED PARTY TRANSACTIONS

      (a) In the ordinary course of business, the Company purchases pharmaceutical products from certain unconsolidated affiliates. Net purchases from these affiliates amounted to $15,037, $8,730 and $12,055 in 1996, 1995 and 1994, respectively. Included in Accounts Payable at December 28, 1996 and December 30, 1995 were $1,523 and $1,591, respectively, for amounts due to these affiliates for purchases made from them.

      (b) The Company also shares certain services with these and other unconsolidated affiliates which are charged to the affiliates at cost. The Company charged these affiliates $602, $891 and $1,691 during 1996, 1995 and 1994, respectively, for these services. In addition, sales (at cost) to unconsolidated affiliates were $5,832, $3,784 and $3,160 in 1996, 1995 and 1994, respectively.

      (c) The Company recorded interest income of $129, $88 and $87, and interest expense of $32, $26 and $13 in 1996, 1995 and 1994, respectively, attributable to transactions with unconsolidated affiliates. Included in the Other section of current assets are amounts due from unconsolidated affiliates of $5,154 and $2,051 at December 28, 1996 and December 30, 1995, respectively.

      (d) A subsidiary of the Company leases its primary operating facility from an officer of the subsidiary. Rent expense attributed to this facility amounted to $209 for 1996 and 1995.

      (e) During 1994, a subsidiary of the Company entered into a sales service agreement with an entity ("Salesco") owned by an officer of the subsidiary. Under the terms of this agreement the subsidiary is required to reimburse Salesco for all reasonable expenses incurred in connection with the services it provides to the subsidiary and pay a fee to Salesco based upon a formula applied to its pre-tax profit. Amounts paid during 1996, 1995 and 1994 under this agreement were not material.

     (f) The Company purchases products from Schein Dental Equipment Corp. ("SDEC"), formerly owned by a stockholder. In September 1995, the Company acquired SDEC. Net purchases from SDEC prior to the acquisition amounted to $1,803 and $1,738, in 1995 and 1994, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 13--SEGMENT AND GEOGRAPHIC DATA

      The Company is engaged principally in one line of business, the distribution of healthcare products to healthcare practitioners and professionals. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of United States export sales.

1996                       United States    Europe   Consolidated
-----------------------    -------------    ------   ------------
Net sales..............         $693,968   $135,994     $829,962

Operating income ......           26,267      3,396       29,663

Pre-tax income.........           27,091      2,243       29,334

Identifiable assets....          394,410     69,526      463,936

Depreciation and
amortization...........            5,929      1,969        7,898

Capital expenditures...            9,817      1,396       11,213

1995
-----------------------
Net sales..............         $516,794    $99,415     $616,209

Operating income (loss)           (3,626)*    2,590       (1,036)

Pre-tax income (loss)..           (7,435)*    1,317       (6,118)

Identifiable assets....          243,677     53,190      296,867

Depreciation and                   4,704      1,333        6,037
amortization...........

Capital expenditures...            5,523      3,696        9,219

1994
-----------------------
Net sales..............         $402,683    $83,927     $486,610

Operating income (loss)          (11,649)*    2,174       (9,475)

Pre-tax income (loss)..          (13,978)*    1,539      (12,439)

Identifiable assets....          155,772     34,248      190,020

Depreciation and                   2,524      1,287        3,811
amortization...........

Capital expenditures...            4,425      1,494        5,919

* Includes special management compensation, special professional fees and special contingent consideration expense of $20,797 and $23,603 for 1995 and 1994, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 14--EMPLOYEE BENEFIT PLANS

(a) Stock Compensation Plan

      The Company maintains a 1994 Stock Option Plan for the benefit of certain employees under which 679,635 shares of common stock may be issued. The Plan provides for two classes of options: Class A options and Class B options. A maximum of 237,897 shares of common stock may be covered by Class A options. Both incentive and nonqualified stock options may be issued under the Plan.

      In 1995, Class A options to acquire 237,897 common shares were issued to certain executive management at an exercise price of $4.21 per share, substantially all of which became exercisable upon the closing of the initial public offering, at which time the $2,805 excess of the initial public offering price of $16.00 over the exercise price was charged to special management compensation expense. On November 3, 1995, the Company issued Class B options to acquire 413,400 shares of common stock to certain employees at an exercise price of $16.00 per share. During 1996, Class A options totalling 16,500 and Class B options totalling 10,200 were forfeited, and 48,000 Class B options were issued. The exercise price of all Class B options equalled the market price on the date of grant and accordingly no compensation cost is recognized. Substantially all Class B options become exercisable ratably over three years from the date of issuance.

      The Class A and Class B options are exercisable up to the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

      On May 8, 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Option Plan, under which the Company may grant options to each director who is not also an officer or employee of the Company for up to 50,000 shares of the Company's Common Stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During 1996, 10,000 options were granted to certain non-employee directors at an exercise price of $29.00 per share which was equal to the market price on the date of grant.

      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair value of options granted during 1996 and 1995 was $14.75 and $10.00, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995; risk-free interest rates of 6% for both years; volatility factor of the expected market price of the Company's common stock of 30% for both years; and a weighted-average expected life of the option of 10 years.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 14--EMPLOYEE BENEFIT PLANS--(Continued)

      Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                        1996           1995
                                                        ----           ----
Net income:
 As reported, reflecting adjustment in 1995
       to exclude special management compensation(1)   $19,340        $9,407

 Pro forma                                              18,060         9,227

Net income per common share:
 As reported, reflecting adjustment in 1995
      to exclude special management compensation(1)    $  0.93      $   0.70

 Pro forma                                                0.87          0.69

----------
(1) Special management compensation in 1995 includes the value of Class A options which became exercisable upon the closing of the Initial Public Offering.

      A summary of the status of the Company's two fixed stock option plans as of December 28, 1996 and December 30, 1995, and changes during the years ending those dates is presented below:

                                                 December 28, 1996                         December 30, 1995
                                           -------------------------------          ---------------------------------
                                           Shares         Weighted Average          Shares           Weighted Average
                                           (000)           Exercise Price            (000)            Exercise Price
                                           -----          ----------------           -----           ----------------
Outstanding at beginning of year           651,297            $11.69                     --             $   --
Granted                                     58,000             30.02                651,297              11.69
Exercised                                  (1,000)             16.00                     --                 --
Forfeited                                 (26,700)              8.71                     --                 --
                                         ---------                                  -------

Outstanding at end of year                 681,597            $13.36                651,297             $11.69
                                         =========                                  =======

Options exercisable at year-end            359,597            $ 8.74                237,897             $ 4.21

Weighted average fair value
 of options granted during the year                          $ 14.75                                    $10.00

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 14--EMPLOYEE BENEFIT PLANS--(Continued)

      The following table summarizes information about stock options outstanding at December 28, 1996:

                                   Options Outstanding                         Options Exercisable
                   --------------------------------------------------   ------------------------------

    Range of                       Weighted-Average      Weighted-                        Weighted-
    Exercise           Number          Remaining         Average           Number        Average
     Prices         Outstanding    Contractual Life    Exercise Price   Exercisable     Exercise Price
     ------         -----------    ----------------    --------------   ------------    --------------
$ 4.21                 221,397        8.8 years           $  4.21           221,397         $ 4.21
 16.00                 402,200        8.8                   16.00           138,200          16.00
 29.00 to 36.25         58,000        9.3                   30.02                --             --
                       -------                                              -------

$ 4.21 to 36.25        681,597        8.8                 $ 13.36           359,597           8.74
                       =======                                              =======

(b) Profit Sharing Plans

      The Company has qualified noncontributory profit sharing plans for eligible employees. Contributions to the plans as determined by the Board of Directors and charged to operations during 1996, 1995 and 1994 amounted to $3,057, $2,178 and $1,719, respectively.

(c) Employee Stock Ownership Plan (ESOP)

      In 1994, the Company established an ESOP and a related trust as a benefit for substantially all of its domestic employees. This plan supplements the Company's Profit Sharing Plan. Under this plan, the Company issued 24,210 and 128,257 shares of HSI common stock to the trust in 1996 and 1994, at an estimated fair value of $820 and $900, respectively, which amounts were charged to operations during 1995 and 1994. For 1996, the Company will contribute 3% of eligible compensation with shares of the Company's common stock.

(d) Supplemental Executive Retirement Plan

      In 1994, the Company instituted a nonqualified supplemental executive retirement plan for eligible employees. Contributions, as determined by the Board of Directors and charged to operations, were $84, $68 and $27 for 1996, 1995, and 1994, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 15--COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

      The Company leases facilities and equipment under noncancelable operating leases expiring through 2009. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

      Future minimum annual rental payments under the noncancelable leases at December 28, 1996 are as follows:

     1997...........................................   $ 9,704
     1998...........................................     8,760
     1999...........................................     7,469
     2000...........................................     5,968
     2001...........................................     4,666
     Thereafter.....................................    11,769
                                                       -------
     Total minimum lease payments...................   $48,336
                                                       =======

      Total rental expense for 1996, 1995 and 1994 was $9,667, $7,324 and $5,874, respectively.

(b) Litigation

      Various claims, suits and complaints, such as those involving government regulations and product liability, arise in the ordinary course of the Company's business. In the opinion of the Company, all such pending matters are without merit, covered by insurance or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

(c) Employment, Consulting and Noncompete Agreements

      The Company has employment, consulting and noncompete agreements expiring through 2002 (except for a lifetime consulting agreement with a principal stockholder which provides for initial compensation of $283 per year, increasing $25 every fifth year beginning in 2002). The agreements provide for varying base aggregate annual payments of approximately $4,106 per year which decrease periodically to approximately $1,366 per year. In addition, some agreements have provisions for incentive and additional compensation.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION

      Cash paid for interest and income taxes amounted to the following:

                                           Years Ended
                                       ----------------------------------------
                                       December 28,  December 30,  December 31,
                                           1996           1995          1994
                                       ------------  ------------  ------------
     Interest.......................      $3,708        $6,124        $3,132
     Income taxes...................       8,988         5,540         2,451

      In conjunction with business acquisitions, the Company used cash as follows:

                                                      Years Ended
                                        ----------------------------------------
                                        December 28,  December 30,  December 31,
                                           1996           1995          1994
                                        ------------  ------------  ------------
     Fair value of assets acquired,
       excluding cash...............      $50,970       $59,544       $ 3,525
     Less liabilities assumed and
       created upon acquisition.....       18,430        43,167         3,525
                                          -------       -------       -------
     Net cash paid..................      $32,540       $16,377       $   ---
                                          =======       =======       =======

      In 1995, the Company entered into a note payable of $2,400 in connection with one of its acquisitions.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 17--OTHER INCOME (EXPENSE)-NET

     Other income (expense)-net consists of the following:

                                                    Years Ended
                                   ---------------------------------------------
                                   December 28,    December 30,     December 31,
                                       1996             1995             1994
                                   ------------    ------------     ------------
Investment gains................   $         80    $        ---     $        ---
Gain on sale of assets..........            520              33              100
Net foreign exchange gain  .....              3              43              415
Other non-operating income......             33             200               26
                                   ------------    ------------     ------------
                                   $        636    $        276     $        541
                                   ============    ============     ============

NOTE 18--QUARTERLY INFORMATION (Unaudited)

      The following table sets forth summary quarterly unaudited financial information for 1996 and 1995, excluding non-recurring special charges and the related tax effects:

                                                  Quarters Ended
                              --------------------------------------------------
                              March 30,  June 29,  September 28,  December 28,
                                1996      1996        1996           1996
                              ---------  --------  -------------  ------------
Net sales..............         $185,359  $194,722     $212,529     $237,352
Gross profit...........           54,949    57,930       61,944       70,401
Operating income.......            4,704     6,470        7,621       10,868
Net income.............            2,464     4,214        5,290        7,372
Earnings per share.....         $   0.13  $   0.22     $   0.24     $   0.33

                                                  Quarters Ended
                                ------------------------------------------------
                                April 1,   July 1,   September 30,  December 30,
                                  1995       1995        1995          1995
                                --------  ---------  -------------  ----------
Net sales.....................  $136,040  $139,753     $156,667     $183,749
Gross profit..................    40,315    42,107       48,090       60,072
Pro forma operating income....     2,986     4,689        5,188        6,898
Pro forma net income..........       936     2,066        2,093        4,312
Pro forma earnings per share..  $   0.08  $   0.17     $   0.17     $   0.26

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 18--QUARTERLY INFORMATION (Unaudited)--(Continued)

      The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, the release of software enhancements, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions. In the fourth quarter of 1996 the Company made adjustments, primarily relating to changes in estimated accruals. The aggregate effect of such adjustments increased net income in the fourth quarter by approximately $2,400.

      Earnings per share calculations for each quarter were based on the weighted average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

NOTE 19 -- SUBSEQUENT EVENTS

      On March 7, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Micro Bio-Medics, Inc. (MBMI) will merge into a wholly-owned subsidiary of the Company. As a result of the transaction, which has been approved by the Boards of Directors of MBMI and the Company, outstanding shares of MBMI's common stock will be exchanged at a fixed rate of 0.62 of a share of the Company's Common Stock for each outstanding 1.0 share of MBMI. Each of the members of MBMI's board of directors have granted to the Company a proxy to vote their shares of MBMI common stock in favor of the Merger Agreement and an option, exercisable under certain circumstances, to acquire their shares for the consideration that they would have received under the Merger Agreement in respect of those shares.

      MBMI distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to healthcare professionals in sports medicine, emergency medicine, school health, industrial safety, government and laboratory markets nationwide. MBMI had net sales of approximately $150.0 million and earnings of approximately $1.7 million for its fiscal year ended November 30, 1996. The completion of the transaction is subject to the satisfaction of customary closing conditions, including, among others, MBMI shareholder approval and Hart-Scott-Rodino waiting periods.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

      The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" in the Company's definitive 1997 Proxy Statement to be filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 11.  Executive Compensation

      The information required by this item is hereby incorporated by reference from the Company's definitive 1997 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial
           Owners and Management

      The information required by this item is hereby incorporated by reference from the Company's definitive 1997 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference from the Company's definitive 1997 Proxy Statement to be filed pursuant to Regulation 14A.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)    1.  Financial Statements

             The Consolidated Financial Statements of the Company filed as a part of this report are listed on the index on page 26.

             2.       Financial Statement Schedules

             (i) HS PHARMACEUTICAL, INC. AND SUBSIDIARIES                                          Page Number
                                                                                                   -----------

             Report of Independent Certified Public Accountants.......................................   60

             Consolidated Financial Statements:
                    Balance Sheets as of December 28, 1996 and December 30, 1995......................   61

                    Statements of Income and Retained Earnings for the years ended
                           December 28, 1996, December 30, 1995 and
                           December 31, 1994 .........................................................   62

                    Statements of Cash Flows for the years ended December 28, 1996,
                           December 30, 1995 and December 31, 1994 ...................................   63

             Notes to Consolidated Financial Statements ..............................................64-71

             (ii) Valuation and Qualifying Accounts ..................................................   72

             3.       Exhibits

      The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

      (b)    Reports on Form 8-K

      During the fourth quarter of 1996, there were no reports filed on Form
8-K.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 28, 1997.

                         Henry Schein, Inc.


                         By: /s/ Stanley M. Bergman
                             -----------------------------------------
                                 Stanley M. Bergman
                                 Chairman, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                          Capacity                                    Date
         ---------                          --------                                    ----
/s/ Stanley M. Bergman              Chairman, Chief Executive Officer, and
-----------------------             President (principal executive officer)             March 28, 1997
    Stanley M. Bergman

/s/ Steven Paladino                 Senior Vice President, Chief Financial
-----------------------             Officer and Director (principal financial and
    Steven Paladino                 accounting officer)                                 March 28, 1997

/s/ James P. Breslawski             Director                                            March 28, 1997
-----------------------
    James P. Breslawski

/s/ Gerald A. Benjamin              Director                                            March 28, 1997
-----------------------
    Gerald A. Benjamin

/s/ Leonard A. David                Director                                            March 28, 1997
-----------------------
    Leonard A. David

/s/ Mark E. Mlotek                  Director                                            March 28, 1997
-----------------------
    Mark E. Mlotek

/s/ Barry Alperin                   Director                                            March 28, 1997
-----------------------
    Barry Alperin

/s/ Pamela Joseph                   Director                                            March 28, 1997
-----------------------
    Pamela Joseph

/s/ Donald J. Kabat                 Director                                            March 28, 1997
-----------------------
    Donald J. Kabat

/s/ Marvin H. Schein                Director                                            March 28, 1997
-----------------------
    Marvin H. Schein

/s/ Irving Shafran                  Director                                            March 28, 1997
-----------------------
    Irving Shafran

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

HS Pharmaceutical, Inc.

We have audited the accompanying consolidated balance sheets of HS Pharmaceutical, Inc. and Subsidiaries as of December 28, 1996 and December 30, 1995 and the related consolidated statements of income and retained earnings and cash flows for each of the three years in the period ended December 28, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HS Pharmaceutical, Inc. and Subsidiaries at December 28, 1996 and December 30, 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 28, 1996, in conformity with generally accepted accounting principles.

                                          BDO SEIDMAN, LLP

New York, New York
February 5, 1997

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                      December 28,  December 30,
                                                          1996         1995
                                                      ------------  ------------
  ASSETS
Current:
   Cash                                                 $  291,738  $       ---
   Accounts receivable, less allowance for doubtful
      accounts of $172,196 and $95,703................   9,214,519    7,062,447
   Inventories........................................   5,138,874    4,258,660
   Advances to affiliates.............................     668,568      543,925
   Prepaid expenses and other.........................     819,254      565,845
                                                        ----------  -----------
          Total current assets                          16,132,953   12,430,877
Property and equipment, net...........................   4,200,088    3,539,376
Goodwill and other intangibles, less accumulated
   amortization of $300,789 and $201,479 .............   2,507,055      165,439
Advances and notes to affiliates......................   1,114,074    1,076,723
Deposits and other assets.............................      67,966        5,786
                                                       -----------  -----------
                                                       $24,022,136  $17,218,201
                                                       ===========  ===========

  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank overdraft.....................................  $1,057,570  $   324,875
   Revolving credit agreement.........................   1,106,000          ---
   Accounts payable and accrued expenses..............   4,865,854    4,266,631
   Income taxes payable...............................     543,592      480,684
   Current portion of long-term debt..................   1,536,428      834,700
                                                       -----------  -----------
          Total current liabilities                      9,109,444    5,906,890
Long-term debt, less current portion..................   2,997,788    2,195,980
Deferred income taxes.................................     191,500      152,000
                                                       -----------  -----------
          Total liabilities                             12,298,732    8,254,870
                                                       -----------  -----------
Commitments and contingencies
Stockholders' equity:
   Common stock--no par value, shares authorized 200;
      issued and outstanding 20.......................      40,100       40,100
   Additional paid-in capital.........................     342,745      342,745
   Retained earnings..................................  11,340,559    8,580,486
                                                       -----------  -----------
          Total stockholders' equity..................  11,723,404    8,963,331
                                                       -----------  -----------
                                                       $24,022,136  $17,218,201
                                                       ===========  ===========

          See accompanying notes to consolidated financial statements.

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

                                                       Years Ended
                                        ----------------------------------------
                                        December 28,  December 30,  December 31,
                                            1996          1995          1994
                                        ------------  ------------  -----------
Net sales..............................  $30,305,702  $28,123,977   $24,500,962
Cost of sales..........................   18,507,815   17,467,680    15,925,685
                                         -----------  -----------   -----------
   Gross profit........................   11,797,887   10,656,297     8,575,277
Operating expenses:
   Selling, general and administrative.    6,995,028    6,157,515     5,615,183
                                         -----------  -----------   -----------
      Operating income.................    4,802,859    4,498,782     2,960,094
Other income (expense):
   Interest expense, net...............     (577,712)    (500,293)     (395,159)
   Foreign exchange remeasurement
      gain (loss)......................      (43,599)     (10,163)       47,543
   Other ..............................      166,431      147,387           ---
                                          ----------  -----------   -----------
      Income before taxes on income....    4,347,979    4,135,713     2,612,478
Taxes on income........................    1,587,906    1,368,131     1,004,000
                                         -----------  -----------   -----------
Net income.............................    2,760,073    2,767,582     1,608,478
Retained earnings, beginning of year...    8,580,486    5,812,904     4,204,426
                                         -----------  -----------   -----------
Retained earnings, end of year.........  $11,340,559  $ 8,580,486   $ 5,812,904
                                         ===========  ===========   ===========

          See accompanying notes to consolidated financial statements.

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Years Ended
                                                                ----------------------------------------
                                                                December 28,  December 30,  December 31,
                                                                    1996          1995          1994
                                                                ------------  ------------  ------------
Cash flows from operating activities:
  Net income.................................................     $2,760,073   $2,767,582     $1,608,478
  Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
     Depreciation and amortization...........................        597,184      425,861        469,763
     Provision for losses on accounts receivable.............         55,682       15,000         38,843
     Provision for obsolete inventories......................        112,677          ---            ---
     Provision for deferred income taxes.....................         39,500       81,000         16,000
     Other ..................................................            ---        5,000         25,000
     Changes in assets and liabilities:
       (Increase) decrease in accounts receivable............     (1,761,616)     180,067     (1,821,447)
       Increase in inventories...............................       (323,245)  (1,199,165)       (33,420)
       (Increase) decrease in advances to affiliates.........       (161,994)    (381,170)       156,123
       Increase in prepaid expenses and other................       (239,287)    (138,634)      (212,711)
       (Increase) decrease in deposits and other.............        (58,608)     263,270       (258,071)
       Increase in accounts payable and  accrued expenses....        178,650      415,386        940,230
       Increase (decrease) in income taxes payable...........         62,908      339,870     (1,763,056)
                                                                  ----------   ----------     ----------
Net cash provided by (used in) operating activities..........      1,261,924    2,774,067       (834,268)
                                                                  ----------   ----------     ----------
Cash flows from investing activities:
  Capital expenditures.......................................       (662,725)    (369,978)    (1,156,332)
  Business acquisition, net of cash acquired.................       (800,000)         ---            ---
                                                                  ----------   ----------     ----------
Net cash (used) in investing activities......................     (1,462,725)    (369,978)    (1,156,332)
                                                                  ----------   ----------     ----------
Cash flows from financing activities:
  Increase (decrease) in bank overdraft......................        131,904     (575,847)      (309,837)
  Credit line borrowings, net................................      1,106,000   (1,000,000)     1,000,000
  Proceeds from long-term debt...............................        217,816          ---      1,792,020
  Principal payments on long-term debt.......................       (963,181)    (828,242)      (491,583)
                                                                  ----------   ----------     ----------
Net cash provided by (used in) financing activities..........        492,539   (2,404,089)     1,990,600
                                                                  ----------   ----------     ----------
Net increase in cash.........................................        291,738          ---            ---
Cash, beginning of year......................................            ---          ---            ---
                                                                  ----------   ----------     ----------
Cash, end of year............................................     $  291,738   $      ---     $      ---
                                                                  ==========   ==========     ==========
Supplemental cash flow information:
  Interest paid..............................................     $  802,331   $  608,216     $  387,101
  Taxes paid.................................................     $1,535,744   $  996,520     $2,836,776
Business acquisitions
  Fair value of assets acquired, excluding cash..............     $4,070,265   $      ---            ---

  Less liabilities assumed and created upon acquisition .....      3,270,265          ---            ---
                                                                  ----------   ----------     ----------
                                                                  $  800,000   $      ---     $      ---
                                                                  ==========   ==========     ==========

          See accompanying notes to consolidated financial statements.

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF ACCOUNTING POLICIES

Description of Business

     HS Pharmaceutical, Inc. and Subsidiaries (the "Company") manufactures and distributes pharmaceutical products and sells other accessory products to dental, medical and veterinary distributors worldwide.

Principles of Consolidation

      The consolidated financial statements include the accounts of HS Pharmaceutical, Inc. and all of its wholly-owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

      The Company reports its operations on a 52-53 week basis ending on the last Saturday of December. Accordingly, fiscal years ended December 28, 1996 and December 30, 1995 consisted of 52 weeks and the fiscal year ended December 31, 1994 consisted of 53 weeks.

Inventories

      Inventories are valued at the lower of cost or market value. Manufactured inventories of raw materials, work-in-progress and finished goods are valued using standard costing methods, which approximate the first-in, first-out ("FIFO") method. The cost of inventory purchased for resale is determined by the FIFO method.

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--SUMMARY OF ACCOUNTING POLICIES--(Continued)

Property and Equipment and Depreciation and Amortization

      Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

                                          Years
                                        ----------
     Buildings and improvements........     40
     Machinery and warehouse equipment.   5 - 10
     Computer hardware.................     5
     Capital lease equipment...........   5 - 10

      Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful lives of the assets or the lease term.

Goodwill

Goodwill represents the excess of costs over the fair value of assets acquired and is amortized using the straight-line method over a life of 30 years.

Intangibles

      Intangibles consist of costs incurred in connection with obtaining abbreviated new drug applications, investigational new drug exemptions and licenses, permits and approvals relating to the manufacture and sale of pharmaceutical products. These costs are being amortized using the straight-line method over their estimated useful lives which is expected to be 20 years.

Taxes on Income

      Deferred income taxes are recognized for the tax consequences of temporary differences between the financial reporting bases and the tax bases of the Company's assets and liabilities.

Statement of Cash Flows

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

Foreign Currency Remeasurement

      Monetary assets and liabilities denominated in foreign currency have been remeasured into the functional currency (the U.S. dollar) at the year-end rate of exchange (U.S. $1 = Canadian $1.35, $1.35 and $1.40 at December 28, 1996, December 30, 1995 and December 31, 1994, respectively). Non-monetary items are remeasured at historical rates. Revenue and expenses are remeasured based on the average monthly rate. Foreign exchange remeasurement gains and losses are included in the determination of net income for the year.

Long-Lived Assets

       Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 28, 1996.

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2--INVENTORIES

      Inventories consist of the following:

                                                  December 28,  December 30,
                                                      1996          1995
                                                  ------------  ------------
     Raw materials.............................    $1,969,239     $1,110,857
     Work-in-progress..........................        38,259        136,062
     Finished goods............................     3,131,376      3,011,741
                                                   ----------     ----------
                                                   $5,138,874     $4,258,660
                                                   ==========     ==========

NOTE 3--PROPERTY AND EQUIPMENT, NET

      Major classes of property and equipment consist of the following:

                                                December 28,  December 30,
                                                    1996           1995
                                                ------------  ------------
     Land..................................      $   23,474     $   23,474
     Building..............................       1,335,465      1,331,400
     Machinery and equipment...............       7,414,138      5,552,819
     Computer hardware.....................         318,481        281,645
     Capital lease equipment...............         277,545        359,658
     Leasehold improvements................         261,823        199,519
                                                 ----------     ----------
                                                  9,630,926      7,748,515
     Less accumulated depreciation and
         amortization......................       5,430,840      4,209,139
                                                 ----------     ----------
     Net property and equipment............      $4,200,086     $3,539,376
                                                 ==========     ==========

NOTE 4--BANK OVERDRAFT AND REVOLVING CREDIT AGREEMENT

   The bank overdraft and revolving credit agreements are due on demand and bear interest at the U.S. prime rate, the Canadian prime rate and LIBOR plus 3/4%, respectively. These facilities are secured by a general assignment of accounts receivable, a general security agreement on all machinery and equipment, a $2,500,000 demand debenture on building and land, a postponement of claim, and a guarantee bond.

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5--BUSINESS ACQUISITIONS

   On March 15, 1996, the Company acquired substantially all of the net assets of a manufacturer and distributor of private label dental products. The acquisition was accounted for as a purchase and, accordingly, the results of the acquiree are included in the consolidated financial statements from January 1, 1996, the effective date of the agreement. The aggregate purchase price is estimated at $2,850,000, the maximum contingent amount which is based upon future revenues attained. The purchase price, which was financed through available cash resources and a note payable to the seller in the amount of $1,793,874 (See Note 6), has been allocated to the net assets acquired based upon their respective fair market values.

   The excess of the acquisition costs over the fair value of the identifiable net assets acquired of $2,440,926 has been recorded as goodwill.

NOTE 6--LONG-TERM DEBT

   Long-term debt consists of the following:

                                                             December 28,  December 30,
                                                                1996          1995
                                                             ------------  ------------
     Unsecured acquisition note payable over 5 years
        with annual payments ranging from $250,000 to
        $500,000, including interest at 6%, due March 15,
        2000..................................................  $1,793,874    $      ---

     Term loans payable in monthly installments
        maturing at varying dates from August
        1997 through February 2000, with interest at Canadian
        prime plus 0.25%.....................................   1,723,462     1,877,901

     Notes payable bearing interest at prime, payable in
        annual installments of $191,885 principal, plus
        interest, due March 31, 2001.........................     959,424     1,151,308

     Capital lease obligations ..............................      57,456         1,471
                                                               ----------    ----------
                                                                4,534,216     3,030,680

     Less: Current portion...................................   1,536,428       834,700
                                                               ----------    ----------

                                                               $2,997,788    $2,195,980
                                                               ==========    ==========

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6--LONG-TERM DEBT--(Continued)

      Principal payments on long-term debt mature as follows:

     Year                                             Amount
     ----                                             ------
     1997.....................................    $1,536,428
     1998.....................................       797,684
     1999.....................................       873,479
     2000.....................................       663,048
     2001.....................................       663,577
                                                  ----------
                                                  $4,534,216
                                                  ==========

NOTE 7--RELATED PARTY TRANSACTIONS

      (a) Certain services of a 50% shareholder are provided to the Company at the shareholder's cost. Total charges from this shareholder were approximately $160,000 , $83,000 and $109,000 for 1996, 1995 and 1994, respectively. At
December 28, 1996 and December 30, 1995, "Advances to affiliates" includes net amounts due (to) from this shareholder of approximately $1,113,000 and ($390,000), respectively, and "Accounts payable and accrued expenses" includes amounts due to this shareholder of approximately $900,000 and $927,000, respectively.

      In March 1991, the Company entered into an agreement with this same shareholder to supply products at prices and quantities as defined in the agreement. Sales to this same shareholder (including sales under this agreement) accounted for approximately 26%, 22% and 24% of the Company's sales for 1996, 1995 and 1994, respectively. Included in "Accounts receivable" at December 28, 1996 and December 30, 1995 were approximately $1,680,000 and $1,356,000, respectively, for amounts due from this shareholder.

      (b) In March 1991, the other 50% shareholder of the Company granted the Company a ten-year license to use certain of their trademarks. Royalties of $75,000 annually are required under the terms of the agreement and were paid in 1996, 1995 and 1994.

      In the ordinary course of business, the Company sells products to this same shareholder. Net sales to this shareholder amounted to approximately $1,090,000, $608,000 and $1,167,000 for 1996, 1995 and 1994, respectively.
Included in "Accounts receivable" at December 28, 1996 and December 30, 1995 were approximately $271,000 and $88,000, respectively, for amounts due from this shareholder.

      In addition, the Company also purchases pharmaceutical products from this shareholder. Net purchases from this shareholder amounted to approximately $1,080,000, $4,434,000 and $3,773,000 for 1996, 1995 and 1994, respectively.
Included in "Accounts payable and accrued expenses" at December 28, 1996 were approximately $5,549,000 and $974,000 respectively, for amounts due to this shareholder.

      (c) Interest expense related to accounts payable and accrued expenses owing to the above shareholders amounted to approximately $65,000, $51,000 and $65,000 for 1996, 1995 and 1994, respectively.

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7--RELATED PARTY TRANSACTIONS--(Continued)

      (d) An affiliated company supplies a new product line to the Company. Included in "Advances to affiliates" are net amounts due from this affiliate of approximately $1,225,000 and $974,000 at December 28, 1996 and December 30, 1995, respectively. Included in net advances is a note receivable of approximately $823,000 at December 28, 1996. Principal on this note is due in various annual installments beginning in 1997 through 2005, with an interest rate to be determined annually.

NOTE 8--COMMITMENTS AND CONTINGENCIES

(a)   Operating Leases

      The Company leases facilities and equipment under noncancelable operating leases expiring through 2005. Total rental expense for 1996, 1995 and 1994 was approximately $ 416,000 , $163,000 and $153,000, respectively. At December 28, 1996, future minimum annual rental payments under these leases are as follows:

     Year                                           Amount
     ----                                        ------------
     1997.....................................    $  383,135
     1998.....................................       378,153
     1999.....................................       311,725
     2000.....................................       200,554
     2001.....................................       198,400
     Thereafter...............................     2,929,500
                                                  ----------
                                                  $4,401,467
                                                  ==========

(b)   Litigation

      Various claims, suits and complaints, such as those involving government regulations and product liability, arise in the ordinary course of the Company's business. In the opinion of the Company, all such pending matters are without merit, covered by insurance or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

NOTE 9 -TAXES ON INCOME

      Taxes on income are based on income before taxes as follows:

                                                         Years Ended
                                           ----------------------------------------
                                           December 28,  December 30,  December 31,
                                               1996         1995          1994
                                           ------------  ------------  ------------
     Domestic............................    $2,233,668   $2,500,916    $1,193,905
     Foreign.............................     2,114,311    1,634,797     1,418,573
                                             ----------   ----------     ---------
     Total income before taxes on income.    $4,347,979   $4,135,713    $2,612,478
                                             ==========   ==========    ==========

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - TAXES ON INCOME -- (Continued)

      The provisions for taxes on income was as follows:

                                                Years Ended
                               ------------------------------------------
                                 December 28,  December 30,  December 31,
                                     1996          1995          1994
                               --------------  ------------  ------------
     Current tax expense:
       U.S. Federal............  $  748,423    $  764,670    $  382,000
       State and local.........     139,925        26,801       124,000
       Foreign.................     660,058       495,660       482,000
                                 ----------    ----------    ----------
     Total current.............   1,548,406     1,287,131       988,000
     Deferred tax expense:
       Foreign.................      39,500        81,000        16,000
                                 ----------    ----------    ----------
     Total provision...........  $1,587,906    $1,368,131    $1,004,000
                                 ==========    ==========    ==========

      The deferred tax liability arises from temporary differences relating to depreciation and amortization.

      The Company's effective tax rate approximates the U.S. Federal statutory rate.

NOTE 10--MAJOR CUSTOMERS AND EXPORT SALES

      Sales to two unaffiliated customers accounted for approximately 38%, 25% and 25% of net sales in 1996, 1995 and 1994, respectively.


NOTE 11--EMPLOYEE BENEFIT PLAN

      Effective January 1, 1992, the Company adopted a 401(k) profit sharing plan to provide retirement benefits for eligible employees. Matching contributions by the Company, which were determined by the board of directors, were approximately $41,000, $39,000 and $36,000 for 1996, 1995 and 1994,
respectively.

      In addition, the Company maintains a defined contribution plan for eligible employees. Contributions to this plan, which were determined by the board of directors, were approximately $92,000 , $92,000 and $97,000 for 1996, 1995 and 1994, respectively.

                    HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12--FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

      Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and temporary cash investments. The carrying value of financial instruments approximated fair value as of December 28, 1996 because of the short maturity of these instruments.

      Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across different geographic areas. The Company maintains an allowance for losses based on the expected collectability of all receivables.

                               HENRY SCHEIN, INC.

                                   Schedule II
                        Valuation and Qualifying Accounts

               Column A          Column B     Column C     Column D    Column E
               --------          --------     --------     --------    --------
                                               Add
                                             ---------
                                  Balance
                                     at      Charged to                Balance
                                 beginning   costs and                 at end of
              Description        of period   expenses     Deductions   period
              -----------        ---------   ----------   ----------   ---------
Year ended December 31, 1994
  Allowance for doubtful
    accounts ...............      $2,015      $   246       $  --         $2,261
  Other accounts receivable
    allowances(1) ..........       1,243          815          --          2,058
                                  ------      -------       -------       ------
                                  $3,258      $ 1,061       $  --         $4,319
                                  ======      =======       =======       ======
Year ended December 30, 1995
  Allowance for doubtful
    accounts ...............      $2,261      $   253       $  --         $2,514
  Other accounts receivable
    allowances(1) ..........       2,058        1,763          --          3,821
                                  ------      -------       -------       ------
                                  $4,319      $ 2,016       $  --         $6,335
                                  ======      =======       =======       ======

Year ended December 28, 1996
  Allowance for doubtful
    accounts ...............      $2,514      $ 1,402       $  --         $3,916
  Other accounts receivable
    allowances(1) ..........       3,821         --            (432)       3,389
                                  ------      -------       -------       ------
                                  $6,335      $ 1,402       $  (432)      $7,305
                                  ======      =======       =======       ======

--------------
(1)  Primarily allowance for sales returns.

                                 EXHIBIT INDEX

Exhibit No.     Description                                            Page No.
-----------     -----------                                            --------

      Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits in the Company's Registration Statement on Form S-1 (Commission File No. 33-96528)

3.1         Form of Amended and Restated Articles of Incorporation
3.2         Form of Bylaws
9.1 Voting Trust Agreement dated September 30, 1994, as amended, among the Company, the Estate of Jacob M. Schein, the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994, management stockholders and Stanley M. Bergman, as voting trustee
9.2 Agreements dated December 27, 1994 among the Company, various executive officers and Stanley M. Bergman, as voting trustee
9.3 Agreements dated as of May 1, 1995 among the Company, various executive officers and Stanley M. Bergman, as voting trustee
10.1 Amended and Restated HSI Agreement (the "HSI Agreement"), effective as of February 16, 1994, among the Company, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, the Estate of Jacob M. Schein, the Trusts established by Articles Third and Fourth of the Will of Jacob M. Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994, the Trust established by Stanley M. Bergman under Trust Agreement dated September 15, 1994, Pamela Schein, Pamela Joseph, Martin Sperber, Stanley M. Bergman, Steven Paladino and James P. Breslawski (collectively, the "HSI Parties")
10.2 HSI Registration Rights Agreement dated September 30, 1994, among the Company, Pamela Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin
            H. Schein under Trust Agreement dated September 19, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994, Stanley
            M. Bergman and the Trust established by Stanley M. Bergman under Trust Agreement dated September 15, 1994
10.3 Letter Agreement dated September 30, 1994 to the Company from Marvin H. Schein, Pamela Joseph and Pamela Schein
10.4        Release to the HSI Agreement dated September 30, 1994

Exhibit No.     Description                                            Page No.
-----------     -----------                                            --------

10.5 Separation Agreement dated as of September 30, 1994 by and between the Company, Schein Pharmaceutical, Inc. and Schein Holdings, Inc.
10.6 Restructuring Agreement dated September 30, 1994 among Schein Holdings, Inc., the Company, the Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated
            September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, Pamela Joseph, the Trust established by Pamela Joseph under Trust
            Agreement dated February 9, 1994; the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein; Stanley M. Bergman, the Trust established by Stanley M. Bergman under Trust Agreement dated
            September 15, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated December 31, 1993, and the Trust established by Martin Sperber under Trust Agreement dated
            September 19, 1994
10.7 Agreement and Plan of Corporate Separation and Reorganization dated as of September 30, 1994 among Schein Holdings, Inc., the Company, the Estate of
            Jacob M. Schein, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated
            September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, the Trust established Article Fourth of the Will of Jacob M. Schein for the benefit of Pamela Schein and her issue under Trust Agreement dated September 29, 1994,
            Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the
            Trust established by Pamela Joseph under Trust
            Agreement dated September 28, 1994 and the Trusts under Articles Third and Fourth of the Will of Jacob
            M. Schein
10.8 Henry Schein, Inc. 1994 Stock Option Plan, as amended and restated effective as of July 1, 1995**
10.9 Henry Schein, Inc. Amendment and Restatement of the Supplemental Executive Retirement Plan**
10.10       Henry Schein, Inc. Summary Executive Incentive Plan**
10.11 Consulting Agreement dated September 30, 1994 between the Company and Marvin H. Schein**
10.12 Employment Agreement dated as of January 1, 1992 between the Company and Stanley M. Bergman**
10.13 Amended and Restated Stock Issuance Agreement dated as of December 24, 1992 between the Company and Stanley M. Bergman**
10.14 Stock Issuance Agreements dated December 27, 1994 between the Company and various executive officers**
10.15 Agreement and Plan of Merger dated as of September 1, 1995, among Henry Schein, Inc., Schein Dental Equipment Corp., Marvin Schein and others
10.16 Stock Purchase Agreement dated August 25, 1995, by Henry Schein, Inc., PRN Medical, Inc. and its shareholders, and Florida Doctor Supply, Inc. and its shareholders
10.17 Restated Standard Indemnity Agreement dated February 8, 1993, as amended January 25, 1993, by and between Showa Denko America, Inc. and the Company

Exhibit No.     Description                                            Page No.
-----------     -----------                                            --------

10.18 Guaranty Agreement by and between Showa Denko K.K. and the Company, relating to the Restated Standard Indemnity Agreement dated February 8, 1993, as amended January 25, 1993, by and between Showa Denko America, Inc. and the Company
10.19 Stock Issuance Agreements dated as of May 1, 1995 between the Company and executive officers
10.20 Agreement of Purchase and Sale of Assets dated February 28, 1996 by and among the Company, Benton Dental, Inc. and Modern Dental Concepts, Inc.+
10.21 Credit Agreement dated as of December 8, 1994 between the Company and The Chase Manhattan Bank, N.A.
10.22 Loan Agreement dated May 5, 1995 by and between the Company and New York State Urban Development Corporation
10.23 Term Loan Agreement dated as of November 15, 1993 between Henry Schein Europe, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.
10.24 Corporate Guarantee dated November 15, 1993 by the Company, Zahn Dental Co., Inc. Zahn Dental (Florida), Inc., Zahn Dental (Mass), Inc., Tri- State Medical Supply, Inc. and Zahn Holdings, Inc. with respect to the Term Loan dated as of November 15, 1993 between Henry Schein Europe, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.
10.25 Joint and Several Guarantee dated February 7, 1995 by the Company in favor of Banque Nationale de Paris
10.26 Joint and Several Guarantee dated February 7, 1995 by the Company in favor of Banque Francaise du Commerce Exterieur
10.27 Guarantee dated March 1, 1996 by the Company in favor of Deutsche Bank AG+
10.28 Lease Agreement dated December 22, 1995 by and between Dugan Realty, L.L.C. and the Company+
10.29 Commercial Guaranty dated August 1, 1994 by the Company in favor of the Mid-City National Bank
10.30 Discretionary Line of Credit dated August 18, 1995 between PNC Bank, Delaware and one of the Company's 50% owned companies
10.31       Discretionary Line of Credit Demand Note dated
            August 18, 1995 in favor of one of the Company's 50% owned companies
10.32 Loan Agreement dated March 30, 1992 between the Royal Bank of Scotland plc, Henry Schein U.K. Holdings Limited and BDG U.K. Holdings Limited
10.33 Loan Agreement dated January 28, 1994 between the Royal Bank of Scotland plc, Henry Schein U.K. Holdings Limited and Dental Express (Supplies) Limited
10.34 Credit Agreement dated June 5, 1995 among Canadian Imperial Bank of Commerce and one of the Company's 50% owned companies
10.35 Master Lease Agreement dated as of February 28, 1991 between General Electric Capital Corporation and the Company
10.36 Master Lease Agreement dated December 2, 1994 between Chase Equipment Leasing, Inc. and the Company
10.37 Software License Agreement dated as of June 20, 1995 between the Company and XcelleNet, Inc.
10.38 Software License Agreement dated as of October 31, 1994, as amended, between J.D. Edwards & Company

Exhibit No.     Description                                            Page No.
-----------     -----------                                            --------

10.39 Software Update Agreement dated as of October 31, 1994, as amended, between J.D. Edwards & Company
10.40       Software Services Agreement dated as of October 31,
            1994, as amended, between J.D. Edwards & Company
10.41       Lease dated December 3, 1990 between WRC Properties,
            Inc. and the Company
10.42       Lease dated March 2, 1992 between Vista Distribution
            Center, Inc. and the Company
10.43       Lease dated as of September 30, 1993, as amended
            October 14, 1993 and May 23, 1995, by and between
            Broad Hollow Realty Co. and the Company
10.44       Lease dated April 27, 1995 by Lyndean Investments
            Limited to Kent Dental Limited and Henry Schein U.K.
            Holdings Limited
10.45 Lease dated October 23, 1994 between Georg and Pia Netzhammer and Henry-Schein Dentina GmbH (English translation and original version)
10.46 Lease dated January 11, 1995 between Lyndean Investments Limited, Kent Dental Limited and Henry Schein U.K.
            Holdings Limited
10.47 Stock Purchase Agreement dated as of August 18, 1995 among the Company, the Mark Family Partnership and others
10.48 Group Purchasing Program Agreement dated March 31, 1994, as amended June 26, 1995, by and between AMA Resources, Inc. and the Company
10.49       Hospital Supply Purchase Agreement dated as of
            November 10, 1994 between Veterinary Centers of America, Inc. and the Company
10.50 Award of Contract to the Company dated April 14, 1995 by Department of the Army
10.51 Sales Agent Agreement dated March 1, 1995 by and between Merck & Co., Inc. and the Company
10.52       Supply Agreement dated March 20, 1991
10.53       Shareholders' Agreement dated March 20, 1991
10.54 Non-Negotiable Promissory Note dated March 20, 1991 from the Company to N-Tech
10.55 Guaranty dated March 20, 1991 by the Company and others in favor of N-Tech, Inc.
10.56 Demand Debenture dated December 20, 1988 from one of the Company's 50% owned companies to Canadian Imperial Bank of Commerce
10.57 Pledge Agreement dated December 20, 1988 of one of the Company's 50% owned companies to Canadian Imperial Bank of Commerce
10.58 Shareholders' Agreement dated as of December 1, 1990 by and among the shareholders of Henry Schein Espana, S.A.
10.59 Shareholders' Agreement dated as of April 1, 1991 between the shareholders of Schein-Dentina, B.V. (English translation)
10.60 Put and Call Option Agreement dated August 29, 1991 between Schein International (Europe) Inc. and the shareholders of Henry Schein U.K. Holdings Limited
10.61 Deed of Guarantee dated August 29, 1991 between Henry Schein, Inc. and the shareholders of Henry Schein U.K. Holdings Limited
10.62 Stock Purchase Agreement dated November 1, 1992 among SSN Healthcare Supply, Inc., the Company, Tri-State Medical Supply, Inc. and a shareholder
10.63       Stock Purchase and Shareholders' Agreement dated
            March 19, 1993 by and among S.A. Hospithera and Henry Schein Europe, Inc.

Exhibit No.     Description                                            Page No.
-----------     -----------                                            --------

10.64 Agreement dated March 19, 1993 by and among S.A. Hospithera N.V., Henry Schein Europe Inc., and S.A. Henry Schein Hospithera N.V.
10.65 Supply Agreement dated as of March 15, 1993 between Henry Schein B.V. and S.A. Henry Schein Hospithera N.V.
10.66 Put and Call Option Agreement dated July 1, 1993 between P.W. White Holdings Limited and Henry Schein Europe Inc.
10.67 Shareholders' Agreement dated July 1, 1993 between the shareholders of Henry Schein UK Holdings Ltd.
10.68 Consortium Agreement dated July 1, 1993 between the shareholders of Henry Schein UK Holdings Ltd.
10.69 Guarantee dated July 1, 1993 between the Company and P.W. White Holdings Limited
10.70 Restructuring Agreement dated July 30, 1993 by and among the Company, Dental Plan, Inc., and certain of its employees
10.71 Share Purchase Agreement dated as of November 17, 1993 by and among Henry Schein B.V. and Johannes Cornelis van den Braak
10.72 Asset Purchase and Business Development Agreement dated May 23, 1994 among the Company, Chicago Medical Equipment Company, and its principal stockholder, Universal Footcare Holdings Corp., Universal Footcare Products, Inc. and Universal Footcare Sales Co., L.L.C.
10.73 Sales Service Agreement dated as of August 1, 1994 between Universal Footcare Products, Inc. and Universal Footcare Sales Co., L.L.C.
10.74 Unanimous Shareholders Agreement dated August 4, 1994 among Henry Schein Canada Inc., the Company, 972704 Ontario Inc. and its shareholders, and Consolidated Dental Ltd.
10.75 Share Purchase Agreement dated June 27, 1994 by and between the shareholders of Henry Schein France S.A.
10.76 Shareholders Agreement dated January 1, 1995 among SSN Healthcare Supply, Inc., South Jersey Medical Supply Co., Inc., South Jersey Surgical Supply Co., Inc., and its shareholders
10.77 Shareholders Agreement dated as of January 24, 1995 by and among the shareholders of Dentisoft, Inc.
10.78 Purchase Agreement dated as of June 14, 1995 among The Veratex Corporation, the Company and HSI Michigan Corp.
10.79       Form of Henry Schein, Inc. Non-Employee Director Stock
            Option Plan +**
10.80 Supply Agreement made as of July 7, 1995 between Tidi Products, Inc. and the Company
10.81 Agreement Subject to Conditions Precedent dated July 21, 1995 between Henry Schein Europe Inc., Henry Schein France S.A., Gerard Ifker, Didier Cochet, Frederic Ladet, Jean-Hugues Lelievre and Christophe Morales (English Translation)
10.82 Put and Call Option Agreement dated June 9, 1995 between William Roger Killiner and Henry Schein U.K. Holdings Limited
10.83 Put and Call Option Agreement dated June 9, 1995 between Anthony Alan Anderson and Henry Schein U.K. Holdings Limited.
10.84 Agreement of Purchase and Sale of Assets dated as of July 1, 1995 by and among Precision Dental Specialties, Inc. and its shareholders, PDS Acquisition Corp., and the Company
10.85 Shareholders Agreement dated as of July 1, 1995 by and among Precision Dental Specialties, Inc. and its shareholders, PDS Acquisition Corp., and the Company
10.86 Agreement dated January 1, 1995 between Henry Schein (UK) Holdings Ltd. and The Royal Bank of Scotland plc

Exhibit No.     Description                                            Page No.
-----------     -----------                                            --------

10.87 Agreement dated March 4, 1993 between Henry Schein (UK) Holdings Ltd. and The Royal Bank of Scotland plc
10.88 Loan Agreement dated November 16, 1993 between Henry Schein B.V. and others and Crediet-en-Effectenbank N.V. (English translation and original version)
10.89 Multicurrency Credit Policy between Henry Schein Espana, S.A. and others and Banco Popular Espanol, S.A. (English translation and original version)
10.90 Amended and Restated Credit Agreement (the "Amended Credit Agreement") dated as of July 5, 1995 among the Company, The Chase Manhattan Bank, N.A., Natwest Bank, N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. "Rabobank Nederland", New York Branch and European American Bank (previously Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Commission File No. 33-96528))
10.91 First Amendment to the Amended Credit Agreement dated December 15, 1995 among the Company, The Chase Manhattan Bank, N.A., Natwest Bank, N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. "Rabobank Nederland", New York Branch and European American Bank+
10.92 Agreement and Plan of Merger dated March 7, 1997 between the Company and Micro Bio-Medics, Inc.
11.1        Statement re: computation of per share income (loss)+
21.1        List of Subsidiaries of the Registrant
23.1        Consent of BDO Seidman, LLP+
27.1        Financial Data Schedules+

--------------
+     Filed herewith

**    Indicates management contract or compensatory plan or arrangement.