Form 10-Q
period 1997-03-29
SCHEIN HENRY INC
filed 1997-05-13
CIK 1000228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q
                                ----------------

(Mark One)

/X/    Quarterly report pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE PERIOD ENDED MARCH 29, 1997

                                       OR

/ /      Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

COMMISSION FILE NUMBER: 0-27078

                               HENRY SCHEIN, INC.

             (Exact name of registrant as specified in its charter)

      DELAWARE                                                11-3136595
  (State or other                                          (I.R.S. Employer
    jurisdiction
  of incorporation                                        Identification No.)
  or organization)

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

                       Yes /X/                      No / /

        As of May 13, 1997, there were 23,324,084 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               HENRY SCHEIN, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

                                                                                                                           PAGE NO.
                                                                                                                           --------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

       Consolidated Balance Sheets
         March 29, 1997 and December 28, 1996............................................................................      3

       Consolidated Statements of Operations
         Three months ended March 29, 1997 and March 30, 1996............................................................      4

       Consolidated Statements of Cash Flows
         Three months ended March 29, 1997 and March 30, 1996............................................................      5

       Notes to Consolidated Financial Statements........................................................................      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS.......................................................................................      9

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K..................................................................................   13

       SIGNATURE.........................................................................................................    13

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                      HENRY SCHEIN, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                   DECEMBER
                                                                       MARCH 29,      28,
    ASSETS                                                               1997        1996
                                                                       ---------  -----------
                                                                       (UNAUDITED) (RESTATED)
Current assets:
    Cash and cash equivalents........................................  $  16,911   $  43,750
    Accounts receivable, less reserves of $7,790 and $7,373,
      respectively...................................................    143,353     140,813
    Inventories......................................................    118,760     126,862
    Deferred income taxes............................................      6,347       6,189
    Other............................................................     29,378      29,822
                                                                       ---------  -----------
        Total current assets.........................................    314,749     347,436
Property and equipment, net of accumulated depreciation and
  amortization of $40,838 and $39,751, respectively..................     38,374      37,571
Goodwill and other intangibles, net of accumulated amortization of
  $4,287 and $3,659, respectively....................................     56,014      53,420
Investments and other................................................     29,416      29,023
                                                                       ---------  -----------
                                                                       $ 438,553   $ 467,450
                                                                       ---------  -----------
                                                                       ---------  -----------
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.................................................  $  64,413   $  88,268
    Bank credit lines................................................      6,826       6,716
    Accruals:
      Salaries and related expenses..................................     11,318      11,041
      Other..........................................................     22,543      28,375
    Current maturities of long-term debt.............................      8,203       8,461
                                                                       ---------  -----------
        Total current liabilities....................................    113,303     142,861
Long-term debt.......................................................     23,707      24,569
Other liabilities....................................................      2,843       2,715
                                                                       ---------  -----------
        Total liabilities............................................    139,853     170,145
                                                                       ---------  -----------
Minority Interest....................................................      5,119       5,289
                                                                       ---------  -----------
Stockholders' equity:
    Common stock, $.01 par value, authorized 60,000,000: issued
      23,386,563 and 23,342,441, respectively........................        233         233
    Additional paid-in capital.......................................    255,308     254,198
    Retained earnings................................................     40,810      39,311
    Treasury stock, at cost 62,479 and 60,529 shares, respectively...     (1,156)     (1,090)
    Foreign currency translation adjustment..........................     (1,614)       (636)
                                                                       ---------  -----------
        Total stockholders' equity...................................    293,581     292,016
                                                                       ---------  -----------
                                                                       $ 438,553   $ 467,450
                                                                       ---------  -----------
                                                                       ---------  -----------

          See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                            MARCH 29,   MARCH 30,
                                                                                               1997        1996
                                                                                            ----------  ----------

                                                                                                        (RESTATED)

Net Sales.................................................................................  $  240,499  $  187,339
Cost of sales.............................................................................     168,777     130,833
                                                                                            ----------  ----------
      Gross profit........................................................................      71,722      56,506
Operating expenses:
  Selling, general and administrative.....................................................      64,782      51,396
  Merger costs............................................................................       2,527      --
                                                                                            ----------  ----------
      Operating income....................................................................       4,413       5,110
Other income (expense):
  Interest income.........................................................................         528         409
  Interest expense........................................................................        (853)       (961)
  Other-net...............................................................................         (73)        (97)
                                                                                            ----------  ----------
      Income before taxes on income, minority interest and equity in earnings of
        affiliates........................................................................       4,015       4,461
Taxes on income...........................................................................       2,480       1,951
Minority interest in net loss of subsidiaries.............................................         (14)        (70)
Equity in earnings (losses) of affiliates.................................................         (50)        136
                                                                                            ----------  ----------
Net income................................................................................  $    1,499  $    2,716
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income per common share...............................................................  $     0.06  $     0.14
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Weighted average common and common equivalent
  shares outstanding......................................................................      23,678      19,740
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                            MARCH 29,   MARCH 30,
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................................  $    1,499  $    2,716
  Adjustments to reconcile net income to net cash used in operating activities:
      Depreciation and amortization.......................................................       2,260       1,745
      Provision (benefit) for losses on accounts receivable...............................         417        (360)
      Provision (benefit) for deferred income taxes.......................................        (200)        168
      Undistributed (earnings) losses of affiliates.......................................          50        (136)
      Minority interest in net loss of subsidiaries.......................................         (14)        (70)
      Other...............................................................................         (27)         24
  Changes in assets and liabilities:
      Increase in accounts receivable.....................................................      (2,953)    (11,767)
      Decrease in inventories.............................................................       9,499       9,916
      Decrease in other current assets....................................................         447       1,486
      Decrease in accounts payable and accruals...........................................     (28,295)    (19,642)
                                                                                            ----------  ----------
Net cash used in operating activities.....................................................     (17,317)    (15,920)
                                                                                            ----------  ----------
CASH FLOW'S FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................................      (2,357)     (1,992)
  Business acquisitions, net of cash acquired.............................................      (4,377)     (1,925)
  Other...................................................................................        (497)        285
                                                                                            ----------  ----------
Net cash used in investing activities.....................................................      (7,231)     (3,632)
                                                                                            ----------  ----------
CASH FLOW'S FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt................................................          79         662
  Principal payments on long-term debt....................................................      (1,030)       (924)
  Proceeds from borrowings from banks.....................................................       1,283      23,960
  Payments on borrowings from banks.......................................................      (1,341)     (3,559)
  Purchase of treasury stock..............................................................         (66)     --
  Other...................................................................................      (1,216)       (474)
                                                                                            ----------  ----------
Net cash provided by (used in) financing activities.......................................      (2,291)     19,665
                                                                                            ----------  ----------
Net increase (decrease) in cash and cash equivalents......................................     (26,839)        113
Cash and cash equivalents, beginning of period............................................      43,750       8,882
                                                                                            ----------  ----------
Cash and cash equivalents, end of period..................................................  $   16,911  $    8,995
                                                                                            ----------  ----------
                                                                                            ----------  ----------

          See accompanying notes to consolidated financial statements

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

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include adjustments to give effect to the acquisition of Dentrix Dental Systems, Inc. ("Dentrix"), effective February 28, 1997, which was accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 28, 1996. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the three months ended March 29, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 1997 or any other period.

NOTE 2. BUSINESS ACQUISITIONS

    During the year ended December 28, 1996, the Company acquired seventeen healthcare distribution businesses. The 1996 acquisitions included 10 dental and three medical companies, a veterinary supply distributor and three international dental companies, with aggregate net sales in their last fiscal year ends of approximately $104,000, and were all accounted for using the purchase method of accounting. Of these, fifteen were for majority ownership (100% in nine of the transactions). The total amount of cash paid and promissory notes issued for these acquisitions was approximately $33,423. The Company also issued 155,183 shares of common stock in 1996 in connection with two of these acquisitions. Operations of these businesses have been included in the consolidated financial statements from their respective acquisition dates. No single 1996 acquisition was material.

    During the three months ended March 29, 1997, the Company completed three acquisitions. These acquisitions, which in the aggregate were not material, included; (1) on February 12, 1997, the business of Smith Holden, Inc. ("Smith Holden"), the longest operating dental supply company in the United States, with net sales of approximately $14,200, (2) on February 28, 1997, all of the common stock of Dentrix, a leading provider of clinically-based dental practice management systems, with net sales of approximately $10,200, and (3) one other healthcare distribution business.

    The Company acquired all the common stock of Dentrix in exchange for 1,070,000 shares of the Company's Common Stock. The Dentrix acquisition was accounted for as a pooling of interests, and, accordingly, the consolidated financial statements for the periods presented have been restated to include Dentrix. In connection with the Dentrix acquisition the Company incurred merger costs of approximately $2,527, or $0.11 per share, in the first quarter of 1997. Included in the merger costs are investment banking, legal, accounting and advisory fees and other nonrecurring costs associated with this acquisition.

    Net sales of the Company and Dentrix for the three months ended March 30, 1996 was $185,359 and $1,980, respectively. For the two months ended February 28, 1997, the effective date of the Dentrix acquisition, Dentrix's net sales were $1,842.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

NOTE 2. BUSINESS ACQUISITIONS (CONTINUED)
    The acquisitions of Smith Holden and the other healthcare distribution business were accounted for using the purchase method of accounting, and, accordingly, the results of operations of these businesses have been included in the consolidated financial statements from their respective dates of acquisition. These acquisitions had net sales for the three months ended March 30, 1996 of approximately $3,804. The total amount of cash paid in connection with the 1997 acquisitions accounted for using the purchase method of accounting was approximately $4,377. The excess of the acquisition costs over the fair value of identifiable net assets acquired for these acquisitions will be amortized on a straight-line basis over a period not to exceed 30 years.

    The summarized unaudited pro forma results of operations set forth below for the three months ended March 29, 1997 and March 30, 1996 assume the acquisitions, completed in 1996 and the first quarter of 1997 which were accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.

                                                                                              THREE MONTHS ENDED
                                                                                            ----------------------
                                                                                            MARCH 29,   MARCH 30,
                                                                                               1997        1996
                                                                                            ----------  ----------
Net sales.................................................................................  $  241,880  $  211,908
Net income................................................................................       1,369       2,684
Net income per common share...............................................................  $     0.06  $     0.14

    Pro forma net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings that may result from the Company's integration efforts.

    On March 7, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Micro Bio-Medics, Inc. ("MBMI") will merge into a wholly-owned subsidiary of the Company. As a result of the transaction, which has been approved by the Boards of Directors of MBMI and the Company, each outstanding share of MBMI's Common Stock will be exchanged at a fixed rate of 0.62 of a share of the Company's Common Stock.

    MBMI distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to healthcare professionals in sports medicine, emergency medicine, school health, industrial safety, government and laboratory markets nationwide. MBMI had net sales of approximately $150,000 and net income of approximately $1,700 for its fiscal year ended November 30, 1996.

    The completion of the transaction is subject to the satisfaction of customary closing conditions, including, among others, MBMI shareholder approval. The transaction is expected to be completed by mid-1997 although no assurances can be given in this regard.

NOTE 3. PUBLIC OFFERING

    On June 21, 1996, the Company sold 3,734,375 shares and certain of its stockholders sold 2,812,000 shares of Common Stock of the Company in a public offering (the "Offering") at a price to the public of $35.00 per share, netting proceeds to the Company, after underwriting discounts and expenses, of approximately $124,070. Proceeds from the Offering were used to (i) repay $34,600 outstanding under the

                      HENRY SCHEIN, INC. AND SUBSIDIARIES

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

NOTE 3. PUBLIC OFFERING (CONTINUED)
Company's revolving credit agreement, (ii) finance 1996 acquisitions totaling $32,540 and (iii) repay a $2,400 note payable incurred in connection with a 1995 acquisition; the remaining proceeds have been used for working capital needs and for general corporate purposes.

NOTE 4. SUPPLEMENTAL NET INCOME PER SHARE

    Supplemental net income per share for the three months ended March 30, 1996 was $0.14. For this calculation, the weighted average number of common shares includes the shares assumed to provide the proceeds, at the Offering price (See
Note 3), needed to retire average revolving credit borrowings and other debt for the period from the beginning of the year (or the date the debt was incurred) to the respective retirement date. The supplemental net income excludes financing and interest expenses of the debt.

NOTE 5. SUBSEQUENT EVENTS

    Pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company have advised the Company of their intention to exercise their option to sell their shares in the subsidiary to the Company. The value of the shares which will be put to the Company under the shareholders' agreement is estimated to be approximately $11,500 and is expected to be payable in cash and term notes of approximately $3,000 and $8,500, respectively. It is expected that the term notes will be payable upon demand at anytime within five years of issue, but no more than one-half after each of the first and second anniversaries of issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

    Since December 28, 1996, the Company has acquired (i) in a pooling of interests transaction, all of the outstanding common stock of Dentrix, a leading provider of clinically-based dental practice management systems with 1996 net sales of approximately $10.2 million, and (ii) in a purchase transaction, the business of Smith Holden, the longest operating dental supply company in the United States, with 1996 net sales of approximately $14.2 million. Additionally, on March 7, 1997, the Company entered into the Merger Agreement pursuant to which MBMI will merge into a wholly-owned subsidiary of the Company. As a result of the transaction, which has been approved by the Boards of Directors of MBMI and the Company, each outstanding share of MBMI's Common Stock will be exchanged at a fixed rate of 0.62 of a share of the Company's Common Stock. Each of the members of MBMI's Board of Directors has granted the Company a proxy to vote their shares of MBMI Common Stock in favor of the Merger Agreement and an option, exercisable under certain circumstances, to acquire their shares for the consideration that they would have received under the Merger Agreement in respect of those shares.

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

    The completion of the transaction is subject to the satisfaction of customary closing conditions, including, among others, MBMI shareholder approval. The transaction is expected to be completed by mid-1997 although no assurances can be given in this regard. For a more complete description of the terms of the Merger Agreement, reference is made to the Exhibits of the Company's Form 10-K. The Company has filed a Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the securities to be issued in connection with the Merger Agreement.

    In connection with the Dentrix acquisition the Company incurred merger costs of approximately $2.5 million, or $0.11 per share, in the first quarter of 1997. Included in the merger costs are investment banking, legal, accounting and advisory fees and other nonrecurring costs associated with the merger. Additional merger costs are expected to be incurred during 1997 relating to integrating this acquisition.

    Excluding the non-recurring merger costs of $2.5 million, or $0.11 per share, for the Dentrix acquisition, net income and net income per common share would have been $4.0 million and $0.17, respectively.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 29, 1997 COMPARED TO THREE MONTHS ENDED MARCH 30, 1996

    Net sales increased $53.2 million, or 28.4%, to $240.5 million for the three months ended March 29, 1997 from $187.3 million for the three months ended March 30, 1996. The Company estimates that overall approximately 17.1% of the increase was due to internal growth, while the remaining 11.3% was due to acquisitions. Of the $53.2 million increase, approximately $31.6 million represented a 33.4% increase in the Company's dental business, $15.9 million represented a 39.6% increase in its medical business, $4.4 million represented a 12.2% increase in its international business, and $1.4 million represented a 16.9% increase in the Company's veterinary business. Technology net sales decreased $0.1 million, or 1.6%. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions, continued success in the Company's target marketing programs and increased sales in the large dental equipment market. The increase in medical net sales was primarily due to acquisitions, increased net sales to renal dialysis centers and net sales to customers enrolled in the AMA Purchase Link program. In the international market, the increase in net sales was due equally to acquisitions and increased unit volume growth. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $1.4 million dollars. Had net sales for the international market been translated at the same exchange rates in effect during 1996, net sales would have increased by an additional 4.0%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with corporate accounts. In the technology market, sales were essentially unchanged from the prior year's quarter.

    Gross profit increased by $15.2 million, or 26.9%, to $71.7 million for the three months ended March 29, 1997 from $56.5 million for the three months ended March 30, 1996, while gross profit margin decreased to 29.8% from 30.2%. The $15.2 million increase in gross profit was primarily due to increased sales volume and acquisitions. The decrease in gross profit margin was primary due to lower technology sales as a percentage of total net sales and other sales mix changes.

    Selling, general and administrative expenses increased by $13.4 million, or 26.1%, to $64.8 million for the three months ended March 29, 1997 compared to $51.4 million for the three months ended March 30, 1996. Selling and shipping expenses increased by $8.2 million, or 23.8%, to $42.7 million for the three months ended March 29, 1997 from $34.5 million for the three months ended March 30, 1996. As a percentage of net sales, selling and shipping expenses decreased 0.6% to 17.8% for the three months ended March 29, 1997 from 18.4% for the three months ended March 30, 1996. This decrease was primarily due to leveraging of the Company's distribution infrastructure, partially offset by an increase in selling expenses. General and administrative expenses increased $5.2 million, or 30.8%, to $22.1 million for the three months ended March 29, 1997 from $16.9 million for the three months ended March 30, 1996, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.2% to 9.2% for the three months ended March 29, 1997 from 9.0% for the three months ended March 30, 1996.

    Other income (expense)-net decreased by $0.2 million, or 33.3%, to ($0.4) million for the three months ended March 29, 1997 from ($0.6) million for the three months ended March 30, 1996. This decrease was primarily due to a decrease in average borrowings, which were partially paid off with proceeds from the Company's follow-on offering in June 1996, combined with an increase in imputed interest income arising from non-interest bearing extended payment term sales.

    For the three months ended March 29, 1997, the Company's effective tax rate was 61.8%. Excluding merger costs, substantially all of which are not deductible for income tax purposes, the Company's effective tax rate would have been 37.9%. The difference between the effective tax rate and the federal statutory rate relates primarily to a favorable tax treatment for certain donated inventory. For the three months ended March 30, 1996, the Company's effective rate was 43.7%, which was higher than the federal statutory rate primarily due to state income taxes and the non-deductible net operating losses of certain foreign subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products and special inventory forward buy-in opportunities, (b) capital expenditures, and (c) acquisitions. Since sales have traditionally been strongest during the fourth quarter and special inventory forward buy-in opportunities have traditionally been most prevalent just before the end of the year, the Company's working capital requirements are generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities and stock issuances.

    Net cash used in operating activities for the three months ended March 29, 1997 of $17.3 million resulted primarily from a net increase in working capital of $21.3 million offset, in part, by net income adjusted for non-cash charges relating primarily to depreciation and amortization of $4.0 million. The increase in working capital was primarily due to (i) a decrease in accounts payable and other accrued expenses of $28.3 million resulting primarily from payments to vendors for inventory purchased as part of the Company's year-end inventory forward buy-in program and, (ii) a $3.0 million increase in accounts receivable resulting from increased sales and extended payment terms, offset by,
(i) a $9.5 million decrease in inventory, and (ii) a $0.4 million decrease in other current assets. The Company anticipates future increases in working capital as a result of its continued sales growth.

    Net cash used in investing activities for the three months ended March 29, 1997 of $7.2 million resulted primarily from cash outlays for acquisitions of $4.4 million and capital expenditures of $2.4 million. The increased amount of capital expenditures over the comparable prior year period was due to the development of new computer systems, as well as expenditures for additional operating facilities. The Company expects that it will continue to invest in excess of $10.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems.

    Net cash used in financing activities for the three months ended March 29, 1997 of $2.3 million resulted primarily from net payments on long-term debt and bank credit lines. A balloon payment of approximately $3.5 million is due on October 31, 1997 under a term loan associated with a foreign acquisition.

    In addition, with respect to certain acquisitions and joint ventures, holders of minority interest in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

    Pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company have advised the Company of their intention to exercise their option to sell their shares in the subsidiary to the Company. The value of the shares which will be put to the Company under the shareholders' agreement is estimated to be approximately $11.5 million and is expected to be payable in cash and term notes of approximately $3.0 million and $8.5 million, respectively. It is expected that the term notes will be payable upon demand at anytime within five years of issue, but no more than one-half after each of the first and second anniversaries of issue.

    The Company's cash and cash equivalents as of March 29, 1997 of $16.9 million are invested primarily in short-term tax-exempt securities rated AAA by Moodys (or an equivalent rating). These investments have staggered maturity dates, none greater than three months, and have a high degree of liquidity since the securities are actively traded in public markets.

    The Company entered into an amended revolving credit facility on January 31, 1997 that increased its main credit facility from $65.0 million to $100.0 million, extended the facility termination to January 30, 2002 and reduced the interest rate on the Company's borrowings under the facility. Borrowings under the credit facility were $19.5 million at March 29, 1997. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $10.0 million under which $6.8 million have been borrowed at March 29, 1997.

    The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its currently foreseeable capital needs.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains forward-looking statements based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K for the year ended December 28, 1996. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Form 10-Q and those in the Company's reports previously filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6--EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits.

       11.1 - Computation of Earnings per Share

       27.1 - Financial Data Schedule

    (b) Reports on Form 8-K.

       No reports on Form 8-K were filed during the quarter ended March 29, 1997.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HENRY SCHEIN, INC.
                                (Registrant)

Dated: MAY 13, 1997             By:  /s/ STEVEN PALADINO
                                     -----------------------------------------
                                     Steven Paladino
                                     SENIOR VICE PRESIDENT AND CHIEF FINANCIAL
                                     OFFICER
                                     (Principal Financial Officer and
                                     Principal Accounting Officer)