Form 10-K405/A
period 1996-12-28
SCHEIN HENRY INC
filed 1997-06-27
CIK 1000228

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 28, 1996

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-27078

                               HENRY SCHEIN, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        11-3136595
    (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                         Identification No.)

           135 Duryea Road
          Melville, New York                                      11747
    (Address of principal executive offices)                    (Zip Code)

      Registrant's telephone number, including area code (516) 843-5500

         Securities registered pursuant to Section 12(b) of the Act:
                                     None

               Securities registered pursuant to Section 12(g) of
                                    the Act:

                          Common Stock, par value $.01
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES:X NO:

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on March 21, 1997 was approximately $369,341,068.

         As of March 21, 1997, 23,324,085 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                       Documents Incorporated by Reference

                                      None
================================================================================

                                TABLE OF CONTENTS
PART II.

ITEM 7.        Management's Discussion and Analysis of Financial
                  Condition and Results of Operations
ITEM 8.        Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS

HENRY SCHEIN, INC. AND SUBSIDIARIES
Report of Independent Certified Public Accountants
Consolidated Financial Statements:
        Balance Sheets as of December 28, 1996 and December 30, 1995 Statements of Operations for the years ended December 28, 1996,
           December 30, 1995 and December 31, 1994
        Statements of Stockholders' Equity for the years ended December 28,
           1996,  December 30, 1995 and December 31, 1994
        Statements of Cash Flows for the years ended December 28, 1996,
           December 30, 1995 and December 31, 1994
        Notes to Consolidated Financial Statements
ITEM 14.       Exhibits, Financial Statement Schedules, and Reports on Form 8K

               23.1   Consent of BDO Seidman, LLP

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto in Item 8 herein.

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

                                                                                        Percentage Increase
                                             Percentage of Net Sales                         (Decrease)
                             --------------------------------------------------------------------------------------------
                                                          Years Ended
                             ----------------------------------------------------------------
                                         December 28,       December 30,      December 31,
                                            1996               1995              1994       1995 to 1996     1994 to 1995
                             --------------------------------------------------------------------------------------------
Net Sales by Market (1):
Dental (2)                                  52.5%              53.2%             56.3%          32.9%        19.5%
Medical                                     23.0               20.3              18.5           52.3         39.8
Veterinary                                   4.3                4.8               5.7           20.5          5.2
Technology (3)                               2.5                4.2               2.2          (19.7)       142.1
International (4)                           17.7               17.5              17.3           36.5         28.4
                                          --------            -------           --------
                                           100.0%             100.0%            100.0%          34.7         26.6

-----------
(1)   Restated to conform to 1996 presentation.

(2)   Dental consists of the Company's dental business in the United States and

      Canada.

(3) Technology consists of the Company's practice management software business and certain other value-added products and services.

(4) International consists of the Company's business (substantially all dental) outside the United States and Canada, primarily in Europe.

           1996 Compared to 1995

           Net sales increased $213.8 million, or 34.7%, to $830.0 million in 1996 from $616.2 million in 1995. Of the $213.8 million increase, approximately $107.9 million represented a 32.9% increase in the Company's dental business, $65.6 million represented a 52.3% increase in its medical business, $39.3 million represented a 36.5% increase in its international business and $6.0 million represented a 20.5% increase in the Company's veterinary business, offset by a $5.1 million, or 19.7% decrease in its technology business. The dental net sales increase was primarily the result of the Company's continued emphasis on its integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), expansion into the U.S. market for large dental equipment and acquisitions. Of the approximately $65.6 million increase in medical net sales, approximately $20.9 million, or 31.9%, represents incremental net sales to renal dialysis centers, with the effects of acquisitions and increased outbound telesales activity primarily accounting for the balance of the increase in medical net sales. In the international market, the increase in net sales was due to acquisitions, primarily in France, and increased account penetration in Germany and the United Kingdom. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $4.4 million dollars. Had net sales for the International market been translated at the same exchange rates in effect during 1995, net sales would have increased by an additional 4.1%. In the veterinary market, the increase in net sales was due to the full year impact of new product lines introduced in the fourth quarter of 1995, increased account penetration and continued volume growth to customers of a veterinary-sponsored purchasing service. As anticipated, net sales in the Company's technology group was below last year's sales volume levels due to unusually high sales volume in the fourth quarter of 1995 related to the introductory launch, at that time, of the Company's Easy Dental (Registered) Plus Windows (Registered) based product.

      Gross profit increased by $54.6 million, or 28.7%, to $245.2 million in 1996, from $190.6 million in 1995, while gross profit margin decreased by 1.4% to 29.5% from 30.9% for the same period. The decrease in gross profit margin was primarily due to product mix as fewer high margin Easy Dental(Registered) Plus for Windows (Registered) products were sold in 1996. Excluding gross profit margin for the Company's technology group, which was 64.9% for 1996 as compared to 80.7% for 1995, gross profit margins were relatively unchanged at 28.6% for 1996 as compared to 28.7% for 1995.

      Selling, general and administrative expenses increased by $44.8 million,

or 26.2%, to $215.6 million in 1996 from $170.8 million in 1995. Selling and shipping expenses increased by $37.8 million, or 33.6%, to $150.3 million in 1996 from $112.5 million in 1995. As a percentage of net sales, selling and shipping expenses decreased 0.2% to 18.1% in 1996 from 18.3% in 1995. The decrease in selling and shipping expenses as a percentage of net sales was primarily due to reductions in sales promotions offered by the Company's technology group in conjunction with the introductory promotion of Easy Dental(Registered) Plus for Windows(Registered) version which occurred during 1995. These introductory promotional expenses represented 0.6% of net sales in 1995. Excluding these expenses from 1995, selling and shipping expenses, as a percentage of net sales, would have been 0.4% higher than last year. This increase was due primarily to various promotional programs and incremental field sales and marketing personnel. General and administrative expenses increased $7.0 million, or 12.0%, to $65.3 million in 1996 from $58.3 million in 1995, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.6% to 7.9% in 1996 from 9.5% in 1995 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 34.7% increase in sales volume for the same period.

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

In the fourth quarter of 1996 the Company made adjustments which increased net income by approximately $2,400. These adjustments, which related predominately to estimated reserves for premium coupon redemptions, finance charges receivable, and income taxes, resulted from management's updated evaluations of historical trends (reflecting changes in business practices and other factors) and other assumptions underlying such estimates. The amounts of such reserves in prior quarters were based on reasonable estimates reflecting available facts and circumstances.

      1995 Compared to 1994

      Net sales increased $129.6 million, or 26.6%, to $616.2 million in 1995 from $486.6 million in 1994. Of the $129.6 million increase, approximately $53.4 million represented a 19.5% increase in the Company's dental business, $35.8 million represented a 39.8% increase in its medical business, $23.8 million represented a 28.4% increase in its international business, $15.2 million represented a 142.1% increase in its technology business and $1.4 million represented a 5.2% increase in the Company's veterinary business. The dental net sales increase, after taking into consideration acquisitions, was primarily due to the Company's increase in field sales consultants and telesales personnel, database marketing programs and promotional activities. Of the approximately $35.8 million increase in medical net sales, approximately $17.0 million, or 47.5%, represents incremental net sales to renal dialysis centers, with the effects of acquisitions and increased telesales personnel accounting for the other major increase in net sales. In the international market, the increase in net sales was due to the full year benefit of an acquisition made in France in July 1994, acquisitions made in 1995, increased unit volume growth and favorable exchange rate translation adjustments. The increase in net sales for the Company's technology market was primarily the result of an increase in unit sales due to the release of the new Windows(Registered) version of Easy Dental (Registered) Plus software in December 1995 and substantial price increases.
The increased pricing on the Easy Dental(Registered) Plus software product was accompanied by substantial sales promotions and related expense. In the veterinary market, the Company now earns a commission on certain products which the manufacturer now sells direct. Including those sales on a basis similar to 1994, sales to the veterinary market would have increased by approximately 19.0%.

      Gross profit increased by $47.9 million, or 33.6%, to $190.6 million in 1995, from $142.7 million in 1994, while gross profit margin increased by 1.6% to 30.9% from 29.3% for the same period. Of the 1.6% increase in gross profit margin, approximately 87.5%, or 1.4%, was primarily attributed to increased sales volume of the Company's Easy Dental(Registered) Plus software, which carried a higher gross profit margin than other products sold by the Company. The higher net sales volume for the Company's technology business, up 142.1% to $25.9 million from $10.7 million for the same period last year, was primarily due to the release of the new Windows(Registered) version of Easy Dental(Registered) Plus software, which increased unit sales, coupled with substantial price increases. The increased pricing on the Easy Dental(Registered) Plus software product was accompanied with substantial sales promotions. The balance of the change in gross profit margin was due to changes in product mix.

      Selling, general and administrative expenses increased by $42.2 million, or 32.8%, to $170.8 million in 1995 from $128.6 million in 1994. Selling and shipping expenses increased by $34.8 million, or 44.8%, to $112.5 million in 1995 from $77.7 million in 1994. As a percentage of net sales, selling and shipping expenses increased 2.4% to 18.3% in 1995 from 15.9% in 1994. The increase in selling and shipping expenses as a percentage of net sales was primarily due to substantial sales promotions offered by the Company's technology group in conjunction with the promotion of Easy Dental(Registered)

Plus software and the new Windows(Registered) version released in December 1995, which accounted for approximately 0.9% of the 2.4% increase in selling and shipping expenses as a percentage of net sales. The balance of the increase was due primarily to various promotional programs and incremental field sales and marketing personnel. General and administrative expenses increased $7.4 million, or 14.5%, to $58.3 million in 1995 from $50.9 million in 1994, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 1.0% to 9.5% in

1995 from 10.5% in 1994 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 26.6% increase in sales volume for the same period.

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

      The Company issues a Canadian catalog once a year with prices stated in Canadian dollars; however, orders are shipped from the Company's United States warehouses resulting in U.S. dollar costs for Canadian dollar sales. To minimize the exposure to fluctuations in foreign currency exchange rates, the Company enters into foreign currency forward contracts with major international banks and an unconsolidated 50%-owned company to convert estimated monthly Canadian dollar receipts into U.S. dollars. The Company usually enters into the forward contract prior to the issuance of its Canadian catalog and for the expected life of the catalog. As of December 28, 1996, the Company had 28 forward contracts outstanding for the forward sale of 5.2 million Canadian dollars. The last of the contracts expires on October 31, 1997; however, the Company anticipates entering into new contracts in the normal course of its business.

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

      Net cash used in operating activities for the year ended December 28, 1996 of $34.5 million resulted primarily from a net increase in working capital of $63.9 million offset in part by net income, adjusted for non-cash charges relating primarily to depreciation and amortization and deferred income taxes of $27.2 million and $2.4 million, respectively. The increase in working capital was primarily due to (i) a $43.1 million increase in accounts receivable resulting primarily from increased net sales (80.7%) and extended payment terms (10.9%), and a decrease in the percentage of customers who make payment with their orders (5.7%), (ii) a $23.0 million increase in inventories, primarily due to year-end inventory buying opportunities and (iii) an $8.6 million increase in loans and other receivables offset in part by an increase in accounts payable and other accrued expenses of $10.7 million. The Company anticipates future increases in working capital as a result of its continued sales growth, extended payment terms and special inventory buying opportunities.

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

      The Company believes that its cash and cash equivalents of $41.7 million as of December 28, 1996, its anticipated cash flow from operations, its ability to access public debt and equity markets and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

ITEM 8.  Financial Statements and Supplementary Data


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



BDO SEIDMAN, LLP



New York, New York
March 7, 1997

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)

                                                                            December 28,            December 30,
                                                                                1996                    1995
                                                                      ------------------------  --------------------
ASSETS
Current assets:
   Cash and cash equivalents..............................                    $  41,673            $      7,603
   Accounts receivable, less reserves of $7,305 and $6,335
      respectively........................................                      140,197                  91,248
   Inventories..............................................                    126,632                  96,515
   Deferred income taxes....................................                      6,189                   6,896
   Other....................................................                     29,665                  19,492
                                                                             ----------              ----------
      Total current assets..................................                    344,356                 221,754
   Property and equipment, net..............................                     37,154                  29,713
   Goodwill and other intangibles, net .....................                     53,420                  24,389
   Investments and other....................................                     29,006                  21,011
                                                                             ----------              ----------
                                                                               $463,936                $296,867
                                                                               ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable.........................................                  $  87,988               $  65,105
   Bank credit lines........................................                      6,716                   9,325
   Accruals:
      Salaries and related expenses.........................                     11,041                   9,074
      Other.................................................                     25,395                  31,008
   Current maturities of long-term debt.....................                      8,461                   3,343
                                                                           ------------              ----------
      Total current liabilities.............................                    139,601                 117,855
Long-term debt..............................................                     24,569                  30,381
Other liabilities...........................................                      2,715                   1,233
                                                                           ------------              ----------
      Total liabilities.....................................                    166,885                 149,469
                                                                             ----------                --------
Minority interest...........................................                      5,289                   4,547
                                                                           ------------              ----------
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, authorized 60,000,000;
      issued: 22,272,441 and 18,358,673, respectively.......                        222                     183
   Additional paid-in capital...............................                    254,180                 123,866
   Retained earnings .......................................                     39,086                  19,746
   Treasury stock, at cost, 60,529 and 51,679 shares,
      respectively .........................................                     (1,090)                   (769)
   Foreign currency translation adjustment..................                       (636)                   (175)

                                                                           ------------           -------------
      Total stockholders' equity............................                    291,762                 142,851
                                                                              ---------               ---------
                                                                               $463,936                $296,867
                                                                               ========                ========

         See accompanying notes to consolidated financial statements.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)


                                                                          Years Ended
                                                    ---------------------------------------------------
                                                        December 28,     December 30,      December 31,
                                                            1996             1995              1994
                                                    ------------------  ----------------   -------------
Net sales......................................               $829,962       $616,209           $486,610
Cost of sales..................................                584,738        425,625            343,922
                                                           -----------    -----------        -----------
   Gross profit................................                245,224        190,584            142,688
Operating expenses:
   Selling, general and administrative.........                215,561        170,823            128,560
   Special management compensation.............                    ---         20,797             21,596
   Special professional fees ..................                    ---            ---              2,007
                                                           -----------    -----------        -----------
      Operating income (loss)..................                 29,663         (1,036)            (9,475)
Other income (expense):
   Interest income.............................                  2,456            475                251
   Interest expense ...........................                 (3,421)        (5,833)            (3,756)
   Other-net...................................                    636            276                541
                                                           -----------    -----------        -----------
      Income (loss) before taxes on income
          (recovery), minority interest and
          equity in earnings of affiliates.....                 29,334         (6,118)           (12,439)
Taxes on income (recovery) ....................                 11,343          5,126            (1,630)
Minority interest in net income of subsidiaries                    246            509                561
Equity in earnings of affiliates...............                  1,595          1,537                494
                                                           -----------    -----------        -----------
Net income (loss)..............................               $ 19,340       $(10,216)          $(10,876)
                                                           ===========    ===========        ===========
Net income per common share....................               $   0.93
                                                           ===========
Weighted average common and common
   equivalent shares outstanding...............                 20,724
                                                           ===========

Pro forma:
   Historical net loss.........................                            $  (10,216)          $(10,876)
   Pro forma adjustments:
      Special management compensation and
          professional fees....................                                20,797             23,603
      Tax effect of above......................                                (1,174)            (5,749)
                                                                         ------------       ------------
   Pro forma net income........................                           $     9,407          $   6,978

                                                                         ============        ===========
   Pro forma net income per common share.......                          $      0. 70        $      0.58
                                                                         ============        ===========
   Pro forma weighted average common and
      common equivalent shares outstanding.....                                13,447             12,127
                                                                         ============        ===========


         See accompanying notes to consolidated financial statements.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share data)


                                                                          Common Stock
                                                                         $.01 Par Value               Additional
                                                                ---------------------------------     Paid-in          Retained
                                                                     Shares             Amount         Capital         Earnings
                                                                -----------------     -----------   ------------     -----------
Balance, December 25, 1993.................................            11,390,544            $114    $      11,225   $     41,390
Net loss...................................................                   ---             ---              ---        (10,876)
Deemed dividend............................................                   ---             ---              ---           (552)
Adjustment resulting from revaluation of stock issued for
   special compensation (including $4,897 attributable to
   stock of former parent).................................                   ---             ---            9,104             ---
Stock issued and issuable, in part, to settle accrued liability
   under long-term executive incentive compensation plan...               489,456               5            3,460             ---
Recognition of deferred compensation.......................                   ---             ---              ---             ---
Stock issued to ESOP trust ................................               128,257               1              899             ---
Reclassification of redeemable stock issued as special
   compensation and to ESOP trust..........................            (2,084,398)            (21)         (14,724)            ---
Foreign currency translation adjustment....................                   ---             ---              ---             ---
                                                                    -------------         -------         --------     -----------
Balance, December 31, 1994.................................             9,923,859              99            9,964         29,962
Net loss...................................................                   ---             ---              ---        (10,216)
Shares issued for acquisition..............................             1,260,416              13            6,500            ---
Stock issued in initial public offering....................             5,090,000              51           72,417            ---
Reclassification of redeemable stock issued as special
   compensation and to ESOP trust upon closing of initial
   public offering.........................................             2,084,398              20           32,180            ---
Issuance of compensatory stock options.....................                   ---             ---            2,805            ---
Purchase of treasury stock (51,679 shares).................                   ---             ---              ---            ---
Foreign currency translation adjustment....................                   ---             ---              ---            ---
                                                                    -------------         -------         ---------    ----------
Balance, December 30, 1995.................................            18,358,673             183          123,866         19,746
Net income.................................................                   ---             ---              ---         19,340
Shares issued for acquisitions.............................               155,183               2            5,424            ---
Stock issued in follow-on offering.........................             3,734,375              37          124,070            ---
Stock issued to ESOP trust.................................                24,210             ---              820            ---
Purchase of treasury stock (8,850 shares)..................                   ---             ---              ---            ---
Foreign currency translation adjustment....................                   ---             ---              ---            ---
                                                                    -------------         -------         --------     ----------

Balance, December 28, 1996.................................            22,272,441            $222         $254,180        $39,086
                                                                    =============         =======         ========     ==========

                                                                                       Foreign
                                                                                       Currency         Deferred         Total
                                                                        Treasury      Translation        Compen-     Stockholders'
                                                                          Stock       Adjustment         sation         Equity
                                                                       -----------   -------------     -----------  --------------
Balance, December 25, 1993.................................              $    ---         $(635)        $(8,197)      $  43,897
Net loss...................................................                   ---           ---             ---         (10,876)
Deemed dividend............................................                   ---           ---             ---            (552)
Adjustment resulting from revaluation of stock issued for
   special compensation (including $4,897 attributable to
   stock of former parent).................................                   ---           ---          (9,104)           ---
Stock issued and issuable, in part, to settle accrued liability
   under long-term executive incentive compensation plan...                   ---           ---             ---           3,465
Recognition of deferred compensation.......................                   ---           ---          17,301          17,301
Stock issued to ESOP trust ................................                   ---           ---             ---             900
Reclassification of redeemable stock issued as special
   compensation and to ESOP trust..........................                   ---           ---             ---         (14,745)
Foreign currency translation adjustment....................                   ---           177             ---             177
                                                                        ---------      --------       ----------     -----------
Balance, December 31, 1994.................................                   ---          (458)            ---          39,567
Net loss...................................................                   ---           ---             ---         (10,216)
Shares issued for acquisition..............................                   ---           ---             ---           6,513
Stock issued in initial public offering....................                   ---           ---             ---          72,468
Reclassification of redeemable stock issued as special
   compensation and to ESOP trust upon closing of initial
   public offering.........................................                   ---           ---             ---          32,200
Issuance of compensatory stock options.....................                   ---           ---             ---           2,805
Purchase of treasury stock (51,679 shares).................                 (769)           ---             ---            (769)
Foreign currency translation adjustment....................                    ---          283             ---             283
                                                                       -----------        -----      ----------      ----------
Balance, December 30, 1995.................................                 (769)          (175)            ---         142,851
Net income.................................................                   ---           ---             ---          19,340
Shares issued for acquisitions.............................                   ---           ---             ---           5,426
Stock issued in follow-on offering.........................                   ---           ---             ---         124,107
Stock issued to ESOP trust.................................                   ---           ---             ---             820
Purchase of treasury stock (8,850 shares)..................                  (321)          ---             ---            (321)
Foreign currency translation adjustment....................                   ---          (461)            ---            (461)
                                                                       -----------      -------      ----------     -----------
Balance, December 28, 1996.................................                $(1,090)       $(636)     $      ---        $291,762
                                                                       ===========      =======      ==========     ===========

         See accompanying notes to consolidated financial statements

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)



                                                                                     Years Ended
                                                                  ---------------------------------------------------
                                                                   December 28,       December 30,       December 31,
                                                                      1996              1995                  1994
                                                                  --------------     -------------       ------------
Cash flows from operating activities:
Net income (loss)..........................................          $  19,340            $(10,216)          $(10,876)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation and amortization.........................              7,898               6,037              3,811
   Provision for losses and allowances on accounts
           receivable......................................                970               2,016              1,061
   Stock issued to ESOP trust .............................                820                 ---                900
   Provision (benefit) for deferred income taxes...........              2,397              (1,091)            (3,553)
   Special management compensation.........................                ---              20,289             18,866
   Undistributed earnings of affiliates....................             (1,595)             (1,537)              (494)
   Minority interest in net income of subsidiaries.........                246                 509                561
   Other...................................................               (619)               (558)              (965)
Changes in assets and liabilities:
          Increase in accounts receivable..................            (43,063)            (35,055)           (12,809)
          Increase in inventories..........................            (22,962)             (7,342)            (5,412)
          Increase in other current assets.................             (8,603)             (4,411)            (3,571)
          Increase in accounts payable and accruals........             10,683              20,562             18,759
                                                                      --------          ----------         ----------
Net cash provided by (used in) operating activities........            (34,488)            (10,797)             6,278
                                                                     ---------         -----------        -----------
Cash flows from investing activities:
   Capital expenditures....................................            (11,213)             (9,219)            (5,919)
   Business acquisitions, net of cash acquired.............            (32,540)            (16,377)               ---
   Other...................................................             (5,338)             (3,893)            (1,972)
                                                                    ----------        ------------        -----------
Net cash used in investing activities......................            (49,091)            (29,489)            (7,891)
                                                                     ---------        ------------        -----------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt................              1,154               3,698              5,391
   Principal payments on long-term debt....................             (4,688)            (15,289)            (1,150)
   Proceeds from issuance of stock.........................            124,107              72,468                ---
   Proceeds from borrowings from banks.....................              4,449               2,446              3,764
   Purchase of treasury stock..............................               (321)               (769)               ---
   Payments on borrowings from banks.......................             (6,478)            (20,826)            (4,200)
   Deemed dividend.........................................                  --                 ---              (552)
   Other...................................................               (574)               1,711               445
                                                                 -------------           ----------       -----------

Net cash provided by financing activities..................            117,649              43,439              3,698
                                                                     ---------           ---------        -----------
Net increase  in cash and cash equivalents.................             34,070               3,153              2,085
Cash and cash equivalents, beginning of year...............              7,603               4,450              2,365
                                                                  ------------           ---------        -----------
Cash and cash equivalents, end of year.....................         $   41,673            $  7,603         $    4,450
                                                                    ==========            ========         ==========

         See accompanying notes to consolidated financial statements.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (in thousands, except share data)


NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

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

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                      (in thousands, except share data)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment and Depreciation and Amortization

         Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

                                                                  Years
                                                                ---------
    Buildings and improvements................................         40
    Machinery and warehouse equipment.........................     5 - 10
    Furniture, fixtures and other.............................     3 - 10
    Computer equipment and software...........................     5 - 7


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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES  (Continued)

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 1--SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         (c)  Supplemental Earnings Per Share

         As required by APB Opinion No. 15, supplementary net income per share for the year ended December 28, 1996 was $.93. For this calculation, the weighted average number of common shares includes the shares assumed to provide the proceeds, at the follow-on offering price, needed to retire average revolving credit borrowings and debt for the period from the beginning of the year (or the date the debt was incurred) to the respective retirement date, and the pro forma net income was adjusted to exclude the related financing and interest expenses of the debt.

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

NOTE 2 --REORGANIZATION (Continued)

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




NOTE 2 -- REORGANIZATION (Continued)

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

NOTE 3--OTHER CURRENT ASSETS

         Other current assets consist of the following:



                                            December 28,          December 30,
                                                1996                 1995
                                            -----------           -----------

Prepaid expenses ...................          $ 5,314             $  3,941
Vendor rebates receivable...........           11,798                5,744
Amounts due from affiliates ........            5,154                2,084
Refundable income taxes.............              727                2,645
Other...............................            6,672                5,078
                                            ---------            ---------
                                              $29,665              $19,492
                                            =========            =========

NOTE 4--PROPERTY AND EQUIPMENT--NET

         Major classes of property and equipment consist of the following:


                                            December 28,           December 30,
                                               1996                    1995
                                              ------                   ----

Land...............................          $  1,445               $   1,718
Buildings and leasehold
  improvements.....................            24,726                  23,288
Machinery and warehouse equipment..            14,937                  10,509
Furniture, fixtures and other......            14,585                  12,165
Computer equipment and software....            20,914                  15,937
                                             --------                --------
                                               76,607                  63,617

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 4--PROPERTY AND EQUIPMENT--NET (Continued)

Less accumulated depreciation and
  amortization............................    39,453                  33,904
                                            --------                --------
Net property and equipment................   $37,154                 $29,713
                                             =======                 =======

NOTE 5--GOODWILL AND OTHER INTANGIBLES--NET

         Goodwill and other intangibles consist of the following:

                                               December 28,         December 30,
                                                  1996                 1995
                                               -----------         ------------
Goodwill.................................         $ 52,407            $  22,267
Other....................................            4,672                3,917
                                               -----------         ------------
                                                    57,079               26,184
Less accumulated
  amortization...........................            3,659                1,795
                                               -----------         ------------
                                                  $ 53,420            $  24,389
                                               ===========         ============


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

NOTE 6--INVESTMENTS AND OTHER

          Investments and other consist of:


                                               December 28,      December 30,
                                                   1996              1995
                                               ------------      ------------
Investments in unconsolidated affiliates......      $11,524          $  9,865
Long-term receivables (see Note 11(b))........       11,051             8,399
Other.........................................        6,431             2,747

                                               ------------      ------------
                                                    $29,006           $21,011
                                               ============      ============

         The Company's investments are predominately 50% owned unconsolidated affiliates consisting of various companies involved in the healthcare distribution business and HS Pharmaceutical, Inc., which manufactures generic pharmaceuticals. As of December 28, 1996, the Company's investments in unconsolidated affiliates were $2,859 more than the Company's proportionate share of the underlying equity of these affiliates. This amount, which has been treated as goodwill, is being amortized over 30 years and charged to equity in the operating results of these companies. As of December 28, 1996, approximately $6,632 of the Company's retained earnings represented undistributed earnings of affiliates. Combined financial data for substantially all of these companies follows:


                                          December 28,        December 30,
                                             1996                1995
                                          ------------        -----------
Current assets.......................       $38,172               $28,904
Total assets.........................        47,103                35,220
Liabilities..........................        30,939                22,995
Stockholders' equity.................        16,164                12,225

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 6--INVESTMENTS AND OTHER (Continued)

                                          Years Ended
                         ----------------------------------------------
                         December 28,     December 30,     December 31,
                             1996            1995             1994
                         ------------     ------------     ------------
Net sales.............       $103,169          $55,090          $34,003
Operating income......          7,044            5,147            3,183
Net income............          3,775            2,920            1,428

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

         Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over periods typically not exceeding three years from the date of acquisition. The Company's policy is to record a liability for such amounts when it becomes probable that targets will be met. As of December 28, 1996 no liabilities have been recorded for contingent consideration.

         The summarized unaudited pro forma results of operations set forth below for 1996 and 1995 assume the acquisitions occurred as of the beginning of each of these periods.



                                                             Years Ended
                                                     --------------------------
                                                     December 28,  December 30,
                                                         1996         1995
                                                     ------------  ------------

Net sales...........................................     $877,925      $762,333
Net income (loss)...................................       19,699        (9,594)
Pro forma net income, reflecting adjustment in 1995
  to exclude special management compensation and
  professional fees .............................          19,699        10,029
Pro forma net income per common share...............        $0.95         $0.75

         Pro forma net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings that may result from the Company's integration efforts.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 7--BUSINESS ACQUISITIONS (Continued)

         Since December 28, 1996, the Company has acquired (i) in a pooling-of-interest transaction, all of the outstanding common stock of Dentrix Dental Systems, Inc., a leading provider of clinically-based dental practice management systems, with 1996 net sales of approximately $10.2 million, and (ii) in a purchase transaction, the business of Smith Holden, Inc., the longest operating dental supply company in the United States, with 1996 net sales of approximately $14.2 million.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)





NOTE 7 - BUSINESS ACQUISITIONS (Continued)

         The following summarized pro-forma unaudited results of operations combines the results of the Company and Dentrix assuming the acquisition of Dentrix occurred on December 26, 1993:

                                                                         Years Ended
                                                          ----------------------------------------------
                                                          December 28,   December 30,       December 31,
                                                            1996              1995                1994
                                                          ------------   ------------       ------------
Net sales......................................               $840,122       $623,302           $490,834

Historical net income (loss)...................                 22,523         (8,801)           (10,065)

Pro-forma net income(1)........................                 21,326         10,289              7,483

Pro-forma net income per common share..........               $   0.98       $   0.71               0.57

--------------
(1) Reflects adjustment in all years for income taxes that would have been provided for by Dentrix had it not been an S Corporation, and in 1995 and 1994 to exclude special management compensation and professional fees.

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


NOTE 9--LONG-TERM DEBT

         Long-term debt consists of:

                                                                   December 28,           December 30,
                                                                       1996                   1995
                                                                   ------------           ------------
Borrowings under Revolving Credit Agreement (a)................         $18,040                $17,000
Notes payable for business acquisitions (b)....................           3,930                  6,783
Notes payable to banks, interest variable (8.0% at December
   28, 1996), payable in quarterly installments ranging from
   $16 to $34 through 2003, secured by inventory and
   accounts receivable in the amount of $21,192................           1,932                  2,020
Mortgage payable to bank in quarterly installments of
   $14,interest at 5.2% through November 2013, collateralized
   by a building with a net book value of $1,606...............             987                  1,137
Various notes and loans payable with interest, in varying
   installments through 2001, uncollateralized.................           8,141                  6,784
                                                                   ------------           ------------
Total..........................................................          33,030                 33,724
Less current maturities........................................           8,461                  3,343
                                                                   ------------           ------------
Total long-term debt...........................................         $24,569                $30,381
                                                                   ============           ============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 9--LONG-TERM DEBT (Continued)

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

         As of December 28, 1996, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 1997- $8,461; 1998- $1,670; 1999-$774; 2000- $710, 2001- $689.

NOTE 10--TAXES ON INCOME (RECOVERY)

         Taxes on income (recovery) are based on income (loss) before taxes on income (recovery), minority interest and equity in earnings of affiliates as follows:

                                                                                   Years Ended
                                                            --------------------------------------------------------
                                                            December 28,          December 30,          December 31,
                                                                1996                  1995                  1994
                                                            ------------          ------------          ------------
                  Domestic................................       $27,091               $(7,435)             $(13,978)
                  Foreign.................................         2,243                 1,317                 1,539
                                                            ------------          ------------          ------------
                  Total income (loss) before taxes
                    on income (recovery), minority
                    interest and equity in earnings of
                    affiliates............................       $29,334               $(6,118)             $(12,439)
                                                            ============          ============          ============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)
NOTE 10--TAXES ON INCOME (RECOVERY) (Continued)

         The provision for (recovery of) income taxes on income (loss) was as follows:

                                                                              Years Ended
                                                            ----------------------------------------------------
                                                         December 28,         December 30,          December 31,
                                                           1996                   1995                 1994
                                                         ------------         ------------          ------------
        Current tax expense (recovery):
           U.S. Federal...............................        $ 7,182              $ 4,677             $   1,528
           State and local............................          1,069                  924                   459
           Foreign....................................            695                  616                   (64)
                                                         ------------         ------------          ------------
        Total current.................................          8,946                6,217                 1,923
                                                         ------------         ------------          ------------
        Deferred tax expense (benefit):
           U.S. Federal...............................          1,466                 (836)               (3,563)
           State and local............................            778                 (285)                 (155)
           Foreign....................................            153                   30                   165
                                                         ------------         ------------          ------------
        Total deferred................................          2,397               (1,091)               (3,553)
                                                         ------------         ------------          ------------
        Total provision (recovery)....................        $11,343              $ 5,126              $ (1,630)
                                                         ============         ============          ============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 10--TAXES ON INCOME (RECOVERY) (Continued)

         The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                              December 28,          December 30,
                                                                  1996                 1995
                                                              ------------          ------------
Current deferred tax assets:
   Inventory, premium coupon redemptions
          and accounts receivable valuation
          allowances...................................             $2,798                $3,592
   Uniform capitalization adjustments to
          inventories..................................              1,520                 1,472
   Accrued special professional fees and other
          accrued liabilities..........................              1,871                 1,832
                                                                  --------               -------
Total current deferred tax asset ......................              6,189                 6,896
                                                                  --------               -------

Non-current deferred tax assets (liabilities):
   Property and equipment..............................             (1,607)                 (428)
   Provision for long-term executive incentive
          compensation and other accrued liabilities...                (85)                 (110)
   Net operating losses of foreign subsidiaries........              1,928                 2,403
                                                                   -------               -------
Total non-current deferred tax asset...................                236                 1,865
   Valuation allowance for non-current deferred
          tax assets...................................             (1,928)               (2,403)
                                                                ----------              --------
Net non-current deferred tax liabilities...............             (1,692)                 (538)
                                                                ----------             ---------
Net deferred tax asset.................................           $  4,497                $6,358
                                                                  ========                ======

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

         The tax provisions (recovery) differ from the amount computed using the Federal statutory income tax rate as follows:

                                                                                  Years Ended
                                                           -----------------------------------------------------------
                                                           December 28,            December 30,           December 31,
                                                              1996                     1995                  1994
                                                           ------------            ------------           ------------
Provision (recovery) at Federal statutory rate.........         $10,267                 $(2,141)               $(4,354)
State income taxes, net of Federal income tax effect...           1,575                     582                     53
Net foreign and domestic losses for which no tax
  benefits are available...............................             ---                     574                     23
Foreign income taxed at other than the Federal
  statutory rate.......................................             (55)                    (25)                  (214)
Non-deductible appreciation in stock issued as
  special management compensation......................             ---                   6,109                  3,318
Deduction for charitable contributions.................             ---                     ---                   (180)
Tax exempt interest....................................            (237)                    ---                    ---
Other..................................................            (207)                     27                   (276)
                                                           ------------            ------------           ------------
Income tax provision (recovery)...............                  $11,343                 $ 5,126                $(1,630)
                                                           ============            ============           ============

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                      (in thousands, except share data)


NOTE 10 - TAXES ON INCOME (RECOVERY) (Continued)

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

         As of December 28, 1996, the Company has outstanding foreign currency forward contracts aggregating $9,790 related to debt and the purchase and sale of merchandise. The contracts hedge against currency fluctuations of the Canadian dollar ($3,946), Swiss Franc ($707), The Netherland Guilder ($4,776), Deutsche Mark ($180), and Japanese Yen ($181). The contracts expire at various dates through October 1997. At December 28, 1996, the Company had net deferred losses from foreign currency forward contracts of $27.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 11- FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS (Continued)

         The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across different types of healthcare professionals and geographic areas. The Company maintains an allowance for losses based on the expected collectability of all receivables. Included in Accounts Receivable and Long term receivables at December 28, 1996 is $18,355 and $7,785, respectively, related to Easy Dental(Registered) Plus software sales with non-interest bearing extended payment terms. Total unamortized discounts at December 28, 1996 amounted to $1,487 based on an imputed interest rate of 8.25%. Included in interest income for the year ended December 28, 1996 was approximately $998 of inputed interest relating to these non-interest bearing extended payment term receivables. Imputed interest relating to these receivables was not material for 1995 and 1994.

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

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                      (in thousands, except share data)




NOTE 13--SEGMENT AND GEOGRAPHIC DATA

    The Company is engaged principally in one line of business, the distribution of healthcare products to healthcare practitioners and professionals. The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of United States export sales. No one European country represents a significant geographic area.



1996                                    United States    Europe   Consolidated
----                                    -------------    ------   ------------
Net sales.............................     $693,968     $135,994    $829,962
Operating income .....................       26,267        3,396      29,663
Pre-tax income........................       27,091        2,243      29,334
Identifiable assets...................      394,410       69,526     463,936
Depreciation and amortization.........        5,929        1,969       7,898
Capital expenditures..................        9,817        1,396      11,213

1995
----
Net sales.............................     $516,794     $ 99,415    $616,209
Operating income (loss)...............       (3,626)*      2,590      (1,036)
Pre-tax income (loss).................       (7,435)*      1,317      (6,118)
Identifiable assets...................      243,677       53,190     296,867
Depreciation and amortization.........        4,704        1,333       6,037
Capital expenditures..................        5,523        3,696       9,219

1994
----
Net sales.............................     $402,683     $ 83,927    $486,610
Operating income (loss)...............      (11,649)*      2,174      (9,475)
Pre-tax income (loss).................      (13,978)*      1,539     (12,439)
Identifiable assets...................      155,772       34,248     190,020
Depreciation and amortization.........        2,524        1,287       3,811
Capital expenditures..................        4,425        1,494       5,919

       * Includes special management compensation and special professional fees of $20,797 and $23,603 for 1995 and 1994, respectively.

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

    In 1995, Class A options to acquire 237,897 common shares were issued to certain executive management at an exercise price of $4.21 per share, substantially all of which became exercisable upon the closing of the initial public offering, at which time the excess of the initial public offering price of $16.00 over the exercise price ($2,805) was charged to special management compensation expense. On November 3, 1995, the Company issued Class B options to acquire 413,400 shares of common stock to certain employees at an exercise price of $16.00 per share. During 1996, Class A options totalling 16,500 and Class B options totalling 10,200 were forfeited and 48,000 Class B options were issued. The exercise price of all Class B options equalled the market price on the date of grant and accordingly no compensation cost was recognized. Substantially all Class B options become exercisable ratably over three years from the date of issuance.

    The Class A and Class B options are exercisable up to the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

    On May 8, 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Option Plan, under which the Company may grant options to each director who is not also an officer or employee of the Company, for up to 50,000 shares of the Company's Common Stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During 1996,10,000 options were granted to certain non-employee directors at an exercise price of $29.00 per share which was equal to the market price on the date of grant.

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

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                      (in thousands, except share data)



NOTE 14--EMPLOYEE BENEFIT PLANS (Continued)

    Under the accounting provisions of FASB Statement 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:


                                                                1996     1995
                                                                ----     ----
Net income:
  As reported, reflecting adjustment in 1995 to exclude
   special management compensation(1) .....................    $19,340  $ 9,407
   Pro forma ..............................................     18,060    9,227
 Net income per common share:
   As reported, reflecting adjustment in 1995 to
    exclude special management compensation (1).............    $ 0.93  $  0.70

   Pro forma ...............................................      0.87     0.69

-------------------------
(1) Special management compensation in 1995 includes the value of Class A options which became exercisable upon the closing of the initial public offering.

    A summary of the status of the Company's two fixed stock option plans as of December 28, 1996 and December 30, 1995, and changes during the years ending those dates is presented below:


                                                  December 28, 1996                      December 30, 1995
                                              ----------------------------         --------------------------------
                                              Shares      Weighted Average         Shares          Weighted Average

                                               (000)       Exercise Price           (000)           Exercise Price
                                               ------     ----------------         -------         -----------------

Outstanding at beginning of year.........     651,297          $11.69                   ---             $  ---
Granted..................................      58,000           30.02               651,297              11.69
Exercised................................      (1,000)          16.00                   ---                ---
Forfeited................................     (26,700)           8.71                   ---                ---
                                              --------                              --------
Outstanding at end of year...............     681,597          $13.36               651,297             $11.69
                                              ========                              ========
Options exercisable at year-end..........     359,597          $ 8.74               237,897             $ 4.21
Weighted-average fair value of
  options granted during the year........                      $14.75                                   $10.00




    The following table summarizes information about stock options outstanding at December 28, 1996:


                                                 Options Outstanding                                Options Exercisable
                            ------------------------------------------------------------     -----------------------------------
                                                 Weighted-Average          Weighted-                                Weighted-
    Range of Exercise           Number              Remaining               Average              Number              Average
         Prices              Outstanding         Contractual Life        Exercise Price       Exercisable         Exercise Price
    ------------------       ------------        -----------------      ----------------      ------------        ---------------

$ 4.21..................       221,397               8.8 years               $ 4.21              221,397              $ 4.21
  16.00.................       402,200               8.8                      16.00              138,200               16.00
  29 to 36.25...........        58,000               9.3                      30.02                  ---                 ---
                               -------                                                           -------
$ 4.21 to 36.25.........       681,597               8.8                     $13.36              359,597              $ 8.74
                               =======                                                           =======


                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                      (in thousands, except share data)




NOTE 14--EMPLOYEE BENEFIT PLANS (Continued)

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

    (d) Supplemental Executive Retirement Plan

    In 1994, the Company instituted a nonqualified supplemental executive retirement plan for eligible employees. Contributions, as determined by the Board of Directors and charged to operations, were $84, $68, and $27 for 1996, 1995 and 1994, respectively.

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

    Future minimum annual rental payments under the noncancelable leases at December 28, 1996 are as follows:


       1997.................................................      $  9,704
       1998.................................................         8,760
       1999.................................................         7,469

       2000.................................................         5,968
       2001.................................................         4,666
       Thereafter...........................................        11,769
                                                                  --------
       Total minimum lease payments.........................      $ 48,336
                                                                  ========

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

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                      (in thousands, except share data)



NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION

    Cash paid for interest and income taxes amounted to the following:

                                                     Years Ended
                                    -------------------------------------------
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



    In conjunction with business acquisitions, the Company used cash as follows:

                                                   Years Ended
                                    -------------------------------------------
                                    December 28,   December 30,    December 31,
                                        1996           1995            1994
                                    ------------   ------------    ------------
   Fair value of assets acquired,
    excluding cash..................   $50,970       $59,544           $3,525
   Less liabilities assumed and
    created upon acquisition........    18,430        43,167            3,525
                                       -------       -------           ------
   Net cash paid....................   $32,540       $16,377           $  ---
                                       =======       =======           ======


    In 1995, the Company entered into a note payable of $2,400 in connection with one of its acquisitions.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                      (in thousands, except share data)



NOTE 17--OTHER INCOME (EXPENSE)-NET

    Other income (expense)-net consists of the following:


                                                      Years Ended
                                       ----------------------------------------
                                       December 28,   December 30,  December 31,
                                           1996           1995          1994
                                       ------------   ------------  ------------

 Investment gains....................     $  80          $ ---         $ ---
 Gain on sale of assets..............       520             33           100
 Net foreign exchange gain  .........         3             43           415
 Other non-operating income..........        33            200            26
                                          -----          -----         -----
                                          $ 636          $ 276         $ 541
                                          =====          =====         =====


NOTE 18--QUARTERLY INFORMATION (Unaudited)

    The following table sets forth summary quarterly unaudited financial information for 1996 and 1995, excluding non-recurring special charges and the related tax effects:


                                                 Quarters Ended
                                -----------------------------------------------
                                March 30,  June 29,  September 28,  December 28,
                                   1996      1996         1996         1996
                                ---------  --------  -------------  ------------

 Net sales.................      $185,359  $194,722     $212,529      $237,352
 Gross profit..............        54,949    57,930       61,944        70,401
 Operating income..........         4,704     6,470        7,621        10,868
 Net income................         2,464     4,214        5,290         7,372
 Earnings per share........      $   0.13  $   0.22     $   0.24      $   0.33

                                                 Quarters Ended
                                 ----------------------------------------------
                                 April 1,   July 1,  September 30,  December 30,
                                   1995      1995         1995          1995
                                 --------   -------  -------------  ------------


 Net sales.................      $136,040  $139,753     $156,667      $183,749
 Gross profit.................     40,315    42,107       48,090        60,072
 Pro forma operating income...      2,986     4,689        5,188         6,898
 Pro forma net income.........        936     2,066        2,093         4,312
 Pro forma earnings per share.   $   0.08  $   0.17     $   0.17      $   0.26

                     HENRY SCHEIN, INC. AND SUBSIDIARIES

                      (in thousands, except share data)



NOTE 18--QUARTERLY INFORMATION (Unaudited) (Continued)

    The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, the release of software enhancements, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions. In the fourth quarter of 1996 the Company made adjustments which increased net income by approximately $2,400. These adjustments, which related predominately to estimated reserves for premium coupon redemptions, finance charges receivable, and taxes, resulted from management's updated evaluations of historical trends (reflecting changes in business practices and other factors) and other assumptions underlying such estimates. The amounts of such reserves in prior quarters were based on reasonable estimates reflecting available facts and circumstances.

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

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Melville, State of New York, on June 24, 1997.



                          HENRY SCHEIN, INC.


                              /s/ Stanley M. Bergman
                          By: ________________________
                              Stanley M. Bergman
                              Chairman, Chief Executive Officer and President