Form 10-Q
period 1997-06-28
SCHEIN HENRY INC
filed 1997-08-12
CIK 1000228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

X       Quarterly report pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 28, 1997

                                       OR

__       Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934

Commission File Number:   0-27078

                               HENRY SCHEIN, INC.
             (Exact name of registrant as specified in its charter)

         Delaware                                        11-3136595
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.

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

                            Yes  X                No

         As of August 7, 1997, there were 27,350,241 shares of the Registrant's Common Stock outstanding.

                               HENRY SCHEIN, INC.

                                      INDEX

                             PART I. FINANCIAL INFORMATION             Page No.
                                                                       --------

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheets
                     June 28, 1997 and December 28, 1996.....................3

                  Consolidated Statements of Operations
                     Three and six months ended June 28, 1997
                     and June 29, 1996.......................................4

                  Consolidated Statements of Cash Flows
                      Six months ended June 28, 1997 and June 29, 1996.......5

                  Notes to Consolidated Financial Statements ................6

Item 2.           Management's Discussion and Analysis of Financial
                    Condition and Results of Operations ....................11

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders ......17

Item 6.           Exhibits and Reports on Form 8-K .........................17

                  Signature ................................................17

PART 1.         FINANCIAL INFORMATION

ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 June 28,          December 28,
                                                                                   1997                1996
                                                                                 --------          ------------
                                                                                (unaudited)         (restated)
   ASSETS
Current assets:
   Cash and cash equivalents...........................................         $  20,298         $     43,750
   Accounts receivable, less reserves of $9,659 and $7,373,
     respectively......................................................           163,327              140,813
   Inventories ........................................................           118,199              126,862
   Deferred income taxes...............................................             7,056                6,189
   Other ..............................................................            32,387               29,822
                                                                                ---------         ------------
           Total current assets........................................           341,267              347,436
Property and equipment, net of accumulated depreciation and
  amortization of  $42,838 and $39,751, respectively...................            40,503               37,571
Goodwill and other intangibles, net of accumulated
  amortization of $4,934 and $3,659, respectively......................            73,226               53,420
Investments and other .................................................            29,757               29,023
                                                                               ----------         ------------
                                                                                $ 484,753         $    467,450
                                                                                =========         ============

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable....................................................         $  72,144         $     88,268
   Bank credit lines...................................................             7,395                6,716
   Accruals:
     Salaries and related expenses.....................................            12,464               11,041
     Other.............................................................            27,248               28,375
     Current maturities of long-term debt..............................            12,244                8,461
                                                                                ---------         ------------
           Total current liabilities...................................           131,495              142,861
Long-term debt.........................................................            41,581               24,569
Other liabilities .....................................................             4,650                2,715
                                                                                ---------         ------------
           Total liabilities ..........................................           177,726              170,145
                                                                                ---------         ------------
Minority interest......................................................             2,448                5,289
                                                                                ---------         ------------

Stockholders' equity:

   Common stock, $.01 par value, authorized 60,000,000; issued
     24,181,300 and 23,342,441, respectively ..........................               242                  233
   Additional paid-in capital .........................................           256,648              254,198
   Retained earnings  .................................................            50,547               39,311
   Treasury stock, at cost 62,479 and 60,529 shares, respectively .....            (1,156)              (1,090)
   Foreign currency translation adjustment ............................            (1,702)                (636)
                                                                                ---------         ------------
            Total stockholders' equity ................................           304,579              292,016
                                                                                ---------         ------------
                                                                                $ 484,753          $   467,450
                                                                                =========         ============

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                     (unaudited)

                                                               Three Months Ended                  Six  Months Ended
                                                             June 28,         June 29,         June 28,          June 29,
                                                               1997             1996             1997              1996
                                                          ------------        ---------         ------           -------
                                                                              (restated)                        (restated)
Net sales.........................................         $263,106          $197,256         $503,605         $ 384,595
Cost of sales.....................................          184,064           137,336          352,841           268,169
                                                            -------           -------         ----------       ----------
        Gross profit..............................           79,042            59,920          150,764           116,426
Operating expenses:
    Selling, general and administrative...........           68,393            52,744          133,175           104,140
    Merger and integration costs .................            1,826                --            4,353                --
                                                          ---------      ------------       ----------    --------------
         Operating income ........................            8,823             7,176           13,236            12,286
Other income (expense):
    Interest income ..............................              340               763              868             1,172
    Interest expense .............................             (850)           (1,348)          (1,703)           (2,309)
    Other - net ..................................              153               128               80                31
                                                          ---------      ------------       ----------    --------------
         Income before taxes on income,
          minority interest and equity in
          earnings of  affiliates.................            8,466             6,719           12,481            11,180
Taxes on income ..................................            3,658             1,920            6,138             3,871
Minority interest in net income (loss) of
    subsidiaries .................................             (115)               56             (129)              (14)
Equity in earnings of affiliates  ................              381               361              331               497
                                                          ---------        ----------       ----------     -------------
         Net income  .............................          $ 5,304          $  5,104         $  6,803       $     7,820
                                                            =======          ========         ========       ===========
Net income per common share ......................         $   0.21                         $     0.28
                                                           ========                         ==========
Pro forma:
    Historical net income  .......................                             $5,104                         $    7,820
    Pro forma adjustments:
        Provision for income taxes on
          previously untaxed earnings of an
          acquisition ............................                               (430)                              (430)
                                                                            ---------                         ----------
    Pro forma net income .........................                             $4,674                          $   7,390
                                                                            =========                         ==========
    Pro forma net income per common share                                   $    0.23                          $    0.37
                                                                            =========                         ==========
    Weighted average common and common
        equivalent shares outstanding ............           24,675            20,162           23,997            19,957
                                                             ======         =========       ==========        ==========




         See accompanying notes to consolidated financial statements.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)

                                                                                            Six  Months Ended
                                                                                       -------------------------------
                                                                                       June 28,              June 29,
                                                                                         1997                  1996
                                                                                        ------               --------
                                                                                                            (restated)
Cash flows from operating activities:
    Net income..........................................................               $    6,803           $    7,820
    Adjustments to reconcile net income to net cash used in
      operating  activities:
        Depreciation and amortization....................................                   4,591                3,570
        Provision (benefit) for losses on accounts receivable ...........                   2,106                 (216)
        Provision (benefit) for deferred income taxes ...................                     888                 (358)
        Stock issued to ESOP Trust ......................................                   1,111                   --
        Undistributed earnings of affiliates.............................                    (331)                (497)
        Minority interest in net loss of subsidiaries ...................                    (129)                 (14)
        Other ...........................................................                      33                   80
    Changes in assets and liabilities:
        Increase in accounts receivable..................................                 (18,919)             (18,381)
        Decrease in inventories .........................................                  10,478                  913
        (Increase) decrease in other current assets .....................                  (2,506)                 337
        Decrease in accounts payable and accruals .......................                 (19,528)              (9,168)
                                                                                         --------         ------------
Net cash used in operating activities....................................                 (15,403)             (15,914)
                                                                                         ---------       -------------

Cash flows from investing activities:
    Capital expenditures ................................................                  (5,448)              (5,363)
    Business acquisitions, net of cash acquired..........................                 (13,128)              (6,963)
    Other ...............................................................                     (67)              (2,355)
                                                                                      -----------         ------------
Net cash used in investing activities ...................................                 (18,643)             (14,681)
                                                                                         --------      ---------------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt ............................                      12                  846
    Principal payments on long-term debt ................................                  (1,865)              (4,270)
    Proceeds from issuance of stock......................................                      --              124,070
    Proceeds from borrowings from banks  ................................                  14,750                2,392
    Payments on borrowings from banks  ..................................                    (773)              (5,894)
    Purchase of treasury stock  .........................................                     (66)                (144)
    Other ...............................................................                  (1,464)                (762)
                                                                                     ------------      ---------------
Net cash provided by financing activities  ..............................                  10,594              116,238

                                                                                     ------------           ----------
Net increase (decrease) in cash and cash equivalents  ...................                 (23,452)              85,643
Cash and cash equivalents, beginning of period  .........................                  43,750                8,882
                                                                                      -----------        -------------
Cash and cash equivalents, end of period   ..............................              $   20,298          $    94,525
                                                                                       ==========          ===========

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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include adjustments to give effect to the acquisition of Dentrix Dental Systems, Inc. ("Dentrix"), effective February 28, 1997, which was accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 28, 1996. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the six months ended June 28, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 1997 or any other period.

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

During the six months ended June 28, 1997, the Company completed 11 acquisitions, and had four pending acquisitions, all of which have subsequently closed (see Note 5). The 1997 completed acquisitions included three medical and three dental supply companies, with aggregate net sales for their most recently completed year ends of approximately $32,000 and $17,100, respectively, two international dental supply companies with aggregate net sales of approximately $5,300 and three technology and value-added product companies with aggregate net sales of approximately $20,300. Of the 11 completed acquisitions, four were accounted for under the pooling of interests method, with the remainder being accounted for under the purchase method of accounting (six for 100% ownership interests and one for a 60% ownership interest). The financial statements have been restated to give retroactive effect to one of the pooling transactions (Dentrix) as the remaining three transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except share data)
                                 (unaudited)


Note 2.  Business Acquisitions (Continued)

The total amount of cash paid and promissory notes issued for the 1997 completed acquisitions accounted for under the purchase method of accounting was approximately $22,179. The excess of the acquisition costs over the fair value of identifiable net assets acquired for these acquisitions will be amortized on a straight-line basis over a period not to exceed 30 years.

The Company also issued 1,916,866 shares of common stock in connection with the four pooling transactions, the most significant of which was with Dentrix. On February 28, 1997, all of the common stock of Dentrix, a leading provider of clinically-based dental practice management systems, with net sales of approximately $10,200, was acquired in exchange for 1,070,000 shares of the Company's common stock.

In connection with the acquisitions accounted for under the pooling of interests method of accounting, during the six and three months ended June 28, 1997, the Company incurred certain merger and integration costs of approximately $4,353 and $1,826, respectively. Net of taxes, for the six and three months ended June 28, 1997, merger and integration costs were approximately $0.17 and $0.06 per share, respectively. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, as well as certain other integration costs associated with these mergers.

Operations of the 1997 completed acquisitions, accounted for under the purchase method of accounting, have been included in the consolidated financial statements from their respective acquisition dates. These acquisitions, together with the immaterial pooling transactions, had net sales for the six months ended June 29, 1996 of approximately $26,522.

Additionally, pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company exercised their option to sell their shares in the subsidiary to the Company. The value of the shares put to the Company was approximately $11,800, of which approximately $3,200 was paid for in cash, with the remainder payable over two years in equal annual installments. No single acquisition completed in the six months ended June 28, 1997 was material.


The summarized unaudited pro forma results of operations set forth below for the six months ended June 28, 1997 and June 29, 1996 assume the acquisitions, completed in 1996 and the first half of 1997, which were accounted for under the purchase and pooling methods of accounting, occurred as of the beginning of each of these periods.

                                                                       Six Months Ended
                                                              ----------------------------------
                                                                June 28,              June 29,
                                                                  1997                  1996
                                                              -------------        --------------
Net sales..................................................   $     514,697         $    431,881
Net income.................................................           6,343                8,114
Pro forma net income, reflecting the Dentrix tax adjustment
   in 1996, and adjustment in 1997 to exclude merger and
    integration costs, net of taxes........................          10,376                7,684
Pro forma net income per common share......................   $        0.42         $       0.37

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except share data)
                                 (unaudited)


Note 2 - Business Acquisitions (Continued)

Pro forma net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings that may result from the Company's integration efforts.

Net sales of the Company and Dentrix for the six months ended June 28, 1996 was $380,081 and $4,514, respectively. For the two months ended February 28, 1997, the effective date of the Dentrix acquisition, Dentrix's net sales were $1,842.

On March 7, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Micro Bio-Medics, Inc. ("MBMI") was merged into a wholly-owned subsidiary of the Company. As a result of the transaction, which was approved by the Boards of Directors of MBMI and the Company, and MBMI's shareholders on August 1, 1997, each outstanding share of MBMI's common stock was exchanged at a fixed rate of 0.62 of a share of the Company's common stock. The acquisition of MBMI will be accounted for under the pooling of interests method of accounting.

MBMI distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to healthcare professionals in sports medicine,

emergency medicine, school health, industrial safety, government and laboratory markets nationwide. MBMI had net sales of approximately $150,000 and net income of approximately $1,700 for its fiscal year ended November 30, 1996.

The following summarized pro forma unaudited results of operations combines the results of the Company and MBMI assuming the acquisition of MBMI occurred on December 30, 1995.

                                                                                         Six Months Ended
                                                                             ------------------------------------------
                                                                                June 28,                June 29,
                                                                                  1997                    1996
                                                                                ---------                 -----
Net sales...........................................................         $       581,431              $    450,823
Net income  ........................................................                   7,482                     8,274
Pro forma net income, reflecting the Dentrix tax adjustment in 1996, and adjustment in 1997 to exclude merger and integration costs,
  net of taxes......................................................                  11,515                     7,844
Pro forma net income per common share...............................         $          0.42              $       0.34


On August 3, 1997, the Company entered into a definitive merger agreement with Sullivan Dental Products, Inc. ("Sullivan") (Nasdaq:SULL) pursuant to which the Company will acquire Sullivan in a stock-for-stock merger. The merger is intended to be accounted for as a pooling of interests and is expected to be tax-free to Sullivan's shareholders. Under the terms of the agreement, which has been approved by the Board of Directors of each company, outstanding shares of Sullivan will be exchanged at a fixed rate of 0.735 of a share of the Company's common stock for each Sullivan share in a transaction valued at approximately $318,000 based on the Company's closing stock price on Friday, August 1, 1997. The merger is expected to close in the fourth quarter of 1997 and is subject to Hart-Scott-Rodino, each company's shareholder approval, and other customary closing conditions. The Company anticipates recording a non-recurring charge related to the transaction in the fourth quarter of 1997.

Sullivan had net sales for the year ended December 31, 1996 and the six months ended June 30, 1997 of approximately $242,000 and $128,000, respectively.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except share data)
                                 (unaudited)


Note 3.  Public Offering


On June 21, 1996, the Company sold 3,734,375 shares and certain of its stockholders sold 2,812,000 shares of common stock of the Company in a public offering (the "Offering") at a price to the public of $35.00 per share, netting proceeds to the Company, after underwriting discounts and expenses, of approximately $124,070. Proceeds from the Offering were used to (i) repay $34,600 outstanding under the Company's revolving credit agreement, (ii) finance 1996 acquisitions totaling $32,540 and (iii) repay a $2,400 note payable incurred in connection with a 1995 acquisition; the remaining proceeds have been used for working capital needs and for general corporate purposes.

Note 4.  Supplemental Net Income per Share

Supplemental net income per share for the six months ended June 29, 1996 was $0.38. For this calculation, the weighted average number of common shares includes the shares assumed to provide the proceeds, at the Offering price (See
Note 3), needed to retire average revolving credit borrowings and other debt for the period from the beginning of the year (or the date the debt was incurred) to the respective retirement date. The supplemental net income excludes financing and interest expenses of the debt.

Note 5. Subsequent Events

As of June 28, 1997, the Company had six pending acquisitions, including MBMI (which closed on August 1, 1997) and three international medical supply companies (which all closed in July 1997). The three international medical supply companies had combined net sales for 1996 of approximately $17,800.

Additionally, the Company has entered into an agreement to acquire certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians with net sales for 1996 of approximately $50,000. This transaction is subject to certain closing conditions and is expected to be completed in the third quarter of 1997.

On August 3, 1997, the Company entered into the Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Sullivan Dental Products, Inc. ("Sullivan") will merge into a wholly-owned subsidiary of the Company upon the exchange of 0.735 shares of the Company's common stock for each outstanding share of Sullivan stock. The Merger Agreement which has been approved by the board of directors of each company, is subject to Hart-Scott-Rodino, each company's shareholder approval, and other customary closing conditions. The Company will record a non-recurring charge when the transaction closes, which it expects to occur in the fourth quarter of 1997.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                      (in thousands, except share data)
                                 (unaudited)

Note 5. Subsequent Events (Continued)


Sullivan distributes consumable dental supplies to dentists using a marketing strategy which combines personal visits by sales representatives with a catalog of approximately 12,000 competitively priced items. Sullivan also sells, installs and services dental equipment through 52 sales and service centers located throughout the U.S. Sullivan had net sales of approximately $242,000 and earnings of approximately $8,700 for its year ended December 31, 1996.

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Since December 28, 1996, the Company completed 11 acquisitions, and had four pending acquisitions, of which all have subsequently closed. The 1997 completed acquisitions included three medical and three dental supply companies, with aggregate net sales for their most recently completed year ends of approximately $32.0 million and $17.1 million, respectively, two international dental supply companies with aggregate net sales of approximately $5.3 million and three technology and value-added product companies with aggregate net sales of approximately $20.3 million. Of the 11 completed acquisitions, four were accounted for under the pooling of interests method, with the remainder being accounted for under the purchase method of accounting (six for 100% ownership interests and one for a 60% ownership interest). The financial statements have been restated to give retroactive effect to one of the pooling transactions (Dentrix) as the remaining three were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisition occurred.

Operations of the 1997 completed acquisitions, accounted for under the purchase method of accounting, have been included in the consolidated financial statements from their respective acquisition dates. These acquisitions, together with the immaterial pooling transactions, had net sales for the six months ended June 29, 1996 of approximately $26.5 million. No single acquisition completed in the six months ended June 28, 1997 was material.

Included in the pending transactions are two agreements and plans of merger between the Company and: (i) MBMI, which closed on August 1, 1997, pursuant to which MBMI merged into a wholly-owned subsidiary of the Company upon the exchange of 0.62 shares of the Company's common stock for each share of MBMI common stock, and (ii) Sullivan, entered into on August 3, 1997, pursuant to which Sullivan will also merge into a wholly-owned subsidiary of the Company upon the exchange of 0.735 shares of the Company's common stock for each outstanding share of Sullivan stock.

MBMI distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to healthcare professionals in sports medicine, emergency medicine, school health, industrial safety, government and laboratory markets nationwide. MBMI had net sales of approximately $150.0 million and earnings of approximately $1.7 million for its fiscal year ended November 30, 1996. Sullivan distributes consumable dental supplies to dentists using a marketing strategy which combines personal visits by sales representatives with a catalog of approximately 12,000 competitively priced items. Sullivan also sells, installs and services dental equipment through 52 sales and service centers located throughout the U.S. Sullivan had net sales of approximately $242.0 million and earnings of approximately $8.7 million for its year ended December 31, 1996.

The completion of the Sullivan transaction is subject to the satisfaction of customary closing conditions, including Hart-Scott-Rodino and, among others, each company's shareholder approval. The transaction is expected to be completed in the fourth quarter of 1997, although no assurances can be given in this regard. For a more complete description of the terms of the Sullivan merger agreement, reference is made to the Exhibits of this Form 10-Q. The Company expects to file a

Registration Statement on Form S-4 with the Securities and Exchange Commission with respect to the securities to be issued in connection with the Sullivan merger.

In connection with the acquisitions accounted for under the pooling of interests method of accounting, during the six and three months ended June 28, 1997, the Company incurred certain merger and integration costs of approximately $4.4 million and $1.8 million, respectively. Net of taxes, for the six and three months ended June 28, 1997, merger and integration costs were approximately $0.17 and $0.06 per share, respectively. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, as well as certain other integration costs associated with these mergers.

Excluding the merger and integration costs, net income and net income per common share would have been $10.8 million and $0.45, respectively, for the six months ended June 28, 1997, and $6.8 million and $0.28, respectively, for the three months then ended.

Through the six months ended June 28, 1997, the Company used United Parcel Services of America, Inc. ("UPS") for delivery of substantially all domestic orders. Effective August 4, 1997 the Teamsters Union commenced a strike against UPS, thereby substantially reducing UPS's ability to fulfill the shipments of its customers' orders. While UPS continues to fulfill deliveries for some of its customers' orders, and has stated that it intends to give priority service to the delivery of medical supplies, there can be no assurance that the service levels UPS can provide will be adequate to meet the Company's needs. Accordingly, the Company has made arrangements for alternative means of delivery.

While the Company cannot reasonably determine the impact the UPS workers' strike may have on its customers' ordering habits, or on delivery times, the alternative means of delivery the Company has provided for will cost incrementally more than would otherwise have been incurred if UPS were to fulfill substantially all of the Company's domestic order requirements. Due to the uncertainty of the length and severity of the strike, the Company cannot reasonably determine the impact the UPS workers' strike will have on the Company.

RESULTS OF OPERATIONS

Three Months Ended June 28, 1997 compared to Three Months Ended June 29, 1996

Net sales increased $65.8 million, or 33.4%, to $263.1 million for the three months ended June 28, 1997 from $197.3 million for the three months ended June 29, 1996. The Company estimates that approximately 17.3% of the increase was due to internal growth, while the remaining 16.1% was due to acquisitions. Of the $65.8 million increase, approximately $26.1 million represented a 24.6% increase in the Company's dental business, $24.1 million represented a 58.3% increase in its medical business, $9.2 million represented a 27.6% increase in its international business, $1.1 million represented a 12.3% increase in the Company's veterinary business, and $5.3 million represented a 69.8% increase in its technology business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions, continued success in the Company's target marketing programs and increased sales in the large dental equipment market. The increase in medical net sales was primarily due to acquisitions, increased net sales to renal dialysis centers and net sales to customers enrolled in the AMA Purchase Link program. In the international market, the increase in net sales was due equally to acquisitions and increased unit volume growth. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $1.6 million. Had net sales for the international market been translated at the same exchange rates in effect during 1996, net sales would have increased by an additional 4.6%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with corporate accounts. The increase in technology sales was primarily due to 1997 acquisitions.

Gross profit increased by $19.1 million, or 31.9%, to $79.0 million for the three months ended June 28, 1997 from $59.9 million for the three months ended June 29, 1996, while gross profit margin decreased to 30.0% from 30.4%. The $19.1 million increase in gross profit was primarily due to increased sales volume and acquisitions. The decrease in gross profit margin was primarily due to lower technology sales as a percentage of total net sales and other sales mix changes.

Selling, general and administrative expenses increased by $15.7 million, or 29.8%, to $68.4 million for the three months ended June 28, 1997 from $52.7 million for the three months ended June 29, 1996. Selling and shipping expenses increased by $9.1 million, or 25.2% to $45.2 million for the three months ended June 28, 1997 from $36.1 million for the three months ended June 29, 1996. As a percentage of net sales, selling and shipping expenses decreased 1.1% to 17.2% for the three months ended June 28, 1997 from 18.3% for the three months ended June 29, 1996. This decrease was primarily due to leveraging of the Company's distribution infrastructure, partially offset by an increase in selling expenses. General and administrative expenses increased $6.6 million, or 39.8%, to $23.2 million for the three months ended June 28, 1997 from $16.6 million for the three months ended June 29, 1996, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.4% to 8.8% for the three months ended June 28, 1997 from 8.4% for the three months ended June 29, 1996.

Other income (expense)-net increased by $0.1 million, or 20.0%, to ($0.4) million for the three months ended June 28, 1997 from ($0.5) million for the three months ended June 29, 1996. This increase was primarily due to a decrease in average borrowings, which were partially paid off with proceeds from the Company's follow-on offering in June 1996, combined with an increase in imputed interest income arising from non-interest bearing extended payment term sales.

For the three months ended June 28, 1997, the Company's effective tax rate was 43.2%. Excluding merger and integration costs, substantially all of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.7%. The difference between the effective tax rate and the federal statutory rate relates primarily to state income taxes. For the three months ended June 29, 1996, the Company's effective rate was 28.6%, and on a pro forma basis was 35.0%, which was lower than the federal statutory rate primarily due to the restructuring of certain foreign subsidiaries, thereby allowing the utilization of their losses, offset by the effects of state income taxes.

Six Months Ended June 28, 1997 compared to Six Months Ended June 29, 1996

Net sales increased $119.0 million, or 30.9%, to $503.6 million for the six months ended June 28, 1997 from $384.6 million for the six months ended June 29, 1996. The Company estimates that overall approximately 16.0% of the increase was due to internal growth, while the remaining 14.9% was due to acquisitions. Of the $119.0 million increase, approximately $57.6 million represented a 28.8% increase in the Company's dental business, $40.0 million represented a 49.1% increase in its medical business, $13.6 million represented a 19.6% increase in its international business, and $2.6 million represented a 14.5% increase in the Company's veterinary business and $5.2 million represented a 33.4% increase in its technology business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions, continued success in the Company's target marketing programs and increased sales in the large dental equipment market. The increase in medical net sales was primarily due to acquisitions, increased net sales to renal dialysis centers and net sales to customers enrolled in the AMA Purchase Link program. In the international market, the increase in net sales was due equally to acquisitions and increased unit volume growth. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $2.9 million dollars. Had net sales for the international market been translated at the same exchange rates in effect during 1996, net sales would have increased by an additional 4.2 %. In the veterinary market, the increase in net sales was primarily due to increased account penetration with corporate accounts. The increase in technology sales was primarily due to 1997 acquisitions.

Gross profit increased by $34.4 million, or 29.5%, to $150.8 million for the six months ended June 28, 1997 from $116.4 million for the six months ended June 29, 1996, while gross profit margin decreased to 29.9% from 30.3%. The $34.4 million increase in gross profit was primarily due to increased sales volume and acquisitions. The decrease in gross profit margin was primary due to lower technology sales as a percentage of total net sales and other sales mix changes.

Selling, general and administrative expenses increased by $29.1 million, or 28.0%, to $133.2 million for the six months ended June 28, 1997 compared to $104.1 million for the six months ended June 29, 1996. Selling and shipping expenses increased by $17.3 million, or 24.5%, to $87.9 million for the six months ended June 28, 1997 from $70.6 million for the six months ended June 29, 1996. As a percentage of net sales, selling and shipping expenses decreased 0.9% to 17.5% for the six months ended June 28, 1997 from 18.4% for the six months months ended June 29, 1996. This decrease was primarily due to leveraging of the Company's distribution infrastructure, partially offset by an increase in selling expenses. General and administrative expenses increased $11.8 million, or 35.2%, to $45.3 million for the six months ended June 28, 1997 from $33.5 million for the six months ended June 29, 1996, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.3% to 9.0% for the six months ended June 28, 1997 from 8.7% for the six months ended June 29, 1996.

Other income (expense)-net decreased by $0.3 million, or 27.3%, to ($0.8) million for the six months ended June 28, 1997 from ($1.1) million for the six months ended June 29, 1996. This decrease was primarily due to a decrease in average borrowings, which were partially paid off with proceeds from the Company's follow-on offering in June 1996, combined with an increase in imputed interest income arising from non-interest bearing extended payment term sales.

For the six months ended June 28, 1997, the Company's effective tax rate was 49.2%. Excluding merger and integration costs, substantially all of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.4%. The difference between the effective tax rate and the federal statutory rate relates primarily to state income taxes. For the six months ended June 29, 1996, the Company's effective rate was 34.6%, and on a pro forma basis was 38.5%, which was higher than the federal statutory rate is primarily due to state income taxes.

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

Net cash used in operating activities for the six months ended June 28, 1997 of $15.4 million resulted primarily from a net increase in working capital of $30.5 million offset, in part, by net income adjusted for non-cash charges relating primarily to depreciation and amortization of $15.1 million. The increase in working capital was primarily due to (i) a decrease in accounts payable and other accrued expenses of $19.5 million resulting primarily from payments to vendors for inventory purchased as part of the Company's year-end inventory forward buy-in program and, (ii) a $18.9 million increase in accounts receivable resulting from increased sales and extended payment terms, (iii) a $2.5 million increase in other current assets. offset by, (i) a $10.5 million decrease in inventory. The Company anticipates future increases in working capital as a result of its continued sales growth.

Net cash used in investing activities for the six months ended June 28, 1997 of $18.6 million resulted primarily from cash outlays for acquisitions of $13.1 million and capital expenditures of $5.4 million. Capital expenditures is comparable with the prior year period as the Company continues developing new computer systems as well as incurring expenditures for additional operating facilities. The Company expects that it will continue to invest in excess of $10.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems.

Net cash provided by financing activities for the six months ended June 28, 1997 of $10.6 million resulted primarily from net borrowings on bank credit lines partially offset by net payments on long-term debt. A balloon payment of approximately $3.5 million is due on October 31, 1997 under a term loan associated with a foreign acquisition.

In addition, with respect to certain acquisitions and joint ventures, holders of minority interest in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

Pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company exercised their option to sell their shares in the subsidiary to the Company. The value of the shares put to the Company was approximately $11.8 million, of which approximately $3.2 million was paid for in cash, with the remainder payable over two years in equal annual installments.

The Company's cash and cash equivalents as of June 28, 1997 of $20.3 million are invested primarily in short-term bank deposits. These investments have staggered maturity dates, none greater than three months, and have a high degree of liquidity since the securities are actively traded in public markets.

The Company entered into an amended revolving credit facility on January 31, 1997 that increased its main credit facility from $65.0 million to $100.0 million, extended the facility termination to January 30, 2002 and reduced the interest rate on the Company's borrowings under the facility. Borrowings under the credit facility were $31.3 million at June 28, 1997. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $11.0 million under which $7.4 million have been borrowed at June 28, 1997.

The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its currently foreseeable capital needs.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. This report contains forward-looking statements based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K/A for the year ended December 28, 1996. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Form 10-Q and those in the Company's reports previously filed with the Securities and Exchange Commission.

PART II.        OTHER INFORMATION

Item 4 -- Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockhholders held on May 22, 1997, the stockholders of the Company took the following actions:

(i)   Re-elected the following individuals to the Company's Board of Directors:

      Stanley M. Bergman  (20,381,615 shares voting for; 259,401 shares voting aganist)
      James P. Breslawski (20,382,215 shares voting for; 258,801 shares voting aganist)
      Gerald A. Benjamin  (20,381,215 shares voting for; 259,801 shares voting aganist)
      Leonard A. David    (20,382,215 shares voting for; 258,801 shares voting
                          aganist)
      Mark E. Mlotek      (20,382,215 shares voting for; 258,801 shares voting
                          aganist)
      Steven Paladino     (20,381,215 shares voting for; 259,801 shares voting
                          aganist)
      Barry J. Alperin    (20,381,115 shares voting for; 259,901 shares voting
                          aganist)
      Pamela Joseph       (20,379,515 shares voting for; 261,501 shares voting
                          aganist)
      Donald J. Kabat     (20,382,315 shares voting for; 258,701 shares voting
                          aganist)
      Marvin H. Schein    (20,381,215 shares voting for; 259,801 shares voting
                          aganist)
      Irving Shafran      (20,382,515 shares voting for; 258,501 shares voting
                          aganist)

(ii) Amended the Company's By-laws to permit the directors to fill vacancies that arise from time to time and to eliminate the provision preventing the Board from amending or repealing By-laws adopted by the stockholders (15,945,841 shares voting for; 3,016,084 shares voting against; 9,930 shares abstaining; 1,669,161 broker non-votes).

(iii) Amended the Company's 1994 Stock Option Plan to increase the number of shares issuable under the Plan by 1,600,000 shares and to increase the maximum number of shares subject to options that may be granted to a participant in any fiscal year of the Company (17,860,742 shares voting for; 1,144,361 shares voting against; 13,081 shares abstaining; 1,622,832 broker non-votes).

(iv) Ratified the selection of BDO Seidman, LLP as the Company's independent auditors for the year ended December 27, 1997 (20,616,611 shares voting for; 13,060 shares voting against; 4,345 shares abstaining).

      The Annual Meeting was reconvened on June 10, 1997, at which time a vote was taken on a proposed amendment to the Company's Certificate of Incorporation to eliminate the provision providing for a maximum number of directors, to provide authority for the Board to establish from time to time the number of directors, to eliminate the provision preventing the Board from amending or repealing By-laws adopted by the Stockholders and to eliminate certain supermajority voting requirements failed to receive the necessary 80% supermajority vote (15,819,575 shares voting for; 3,184,160 shares voting against; 9,930 shares abstaining; 1,669,161 broker non-votes).

Item 6 -- Exhibits and Reports on Form 8-K

   (a)    Exhibits.

      10.95 The Agreement and Plan of Merger by and among the Company, HSI Acquisition Corp. and Sullivan Dental Products, Inc. dated August 3, 1997.

      10.96 The Irrevocable Proxy and Termination Rights Agreement between the Company and certain shareholders of Sullivan Dental Products, Inc. dated August 3, 1997.

       11.1     Computation of Earnings per Share

       27.1     Financial Data Schedule

   (b)    Reports on Form 8-K.

                During the quarter ended June 28, 1997, the Company filed a Current Report on Form 8-K, dated June 24, 1997, to restate its Selected Financial Data, Management's Discussion and Analysis of Financial Condition and Results of Operations and financial statements and related exhibits, previously included in Form 10-K/A, to reflect the acquisition of all of the common stock of Dentrix Systems, Inc., effective February 28, 1997, which was accounted for under the "pooling of interests" method of accounting.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             HENRY SCHEIN, INC.
                                             (Registrant)

Dated: August 12, 1997                       By:/s/ Steven Paladino
                                             ----------------------
                                             Steven Paladino
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)