Form 10-Q
period 1997-09-27
SCHEIN HENRY INC
filed 1997-11-12
CIK 1000228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q

        (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE PERIOD ENDED SEPTEMBER 27, 1997

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
              (STATE OR OTHER JURISDICTION                                    (I.R.S. EMPLOYER
           OF INCORPORATION OR ORGANIZATION)                                IDENTIFICATION NO.)

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

     As of November 7, 1997, there were 27,457,392 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               HENRY SCHEIN, INC.
                                     INDEX
                         PART I. FINANCIAL INFORMATION

                                                                                                               PAGE NO.
                                                                                                               --------
ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS:
               Consolidated Balance Sheets
                 September 27, 1997 and December 28, 1996...................................................       3
               Consolidated Statements of Operations
                 Three and nine months ended September 27, 1997 and September 28, 1996......................       4
               Consolidated Statements of Cash Flows
                 Nine months ended September 27, 1997 and September 28, 1996................................       5
               Notes to Consolidated Financial Statements...................................................       6
ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS........................................................       9

                           PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K.............................................................      13
               SIGNATURE....................................................................................      14

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                       SEPTEMBER 27,    DECEMBER 28,
                                                                                           1997             1996
                                                                                       -------------    ------------
                                                                                       (UNAUDITED)       (RESTATED)
  ASSETS
Current assets:
  Cash and cash equivalents.........................................................     $  16,646        $ 45,264
  Accounts receivable, less reserves of $11,911 and $8,047, respectively............       222,828         172,094
  Inventories.......................................................................       151,832         140,350
  Deferred income taxes.............................................................         7,546           6,971
  Other.............................................................................        32,198          31,027
                                                                                       -------------    ------------
     Total current assets...........................................................       431,050         395,706
Property and equipment, net of accumulated depreciation and amortization of $48,200
  and $43,184, respectively.........................................................        50,242          41,329
Goodwill and other intangibles, net of accumulated amortization of $6,921 and
  $4,814, respectively..............................................................        93,524          61,674
Investments and other...............................................................        29,460          29,185
                                                                                       -------------    ------------
                                                                                         $ 604,276        $527,894
                                                                                       -------------    ------------
                                                                                       -------------    ------------
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................................     $ 116,876        $105,371
  Bank credit lines.................................................................         8,385           6,716
  Accruals:
     Salaries and related expenses..................................................        14,363          11,041
     Other..........................................................................        39,693          31,376
     Current maturities of long-term debt...........................................        12,251           8,894
                                                                                       -------------    ------------
       Total current liabilities....................................................       191,568         163,398
Long-term debt......................................................................        83,976          33,284
Other liabilities...................................................................         4,032           2,895
                                                                                       -------------    ------------
       Total liabilities............................................................       279,576         199,577
                                                                                       -------------    ------------
Minority interest...................................................................         1,845           5,289
                                                                                       -------------    ------------
Stockholders' equity:
  Common stock, $.01 par value, authorized 60,000,000; issued 27,507,073 and
     26,573,861, respectively.......................................................           275             265

  Additional paid-in capital........................................................       273,727         275,273
  Retained earnings.................................................................        52,182          49,217
  Treasury stock, at cost 62,479 and 60,529 shares, respectively....................        (1,156)         (1,091)
  Foreign currency translation adjustment...........................................        (2,173)           (636)
                                                                                       -------------    ------------
       Total stockholders' equity...................................................       322,855         323,028
                                                                                       -------------    ------------
                                                                                         $ 604,276        $527,894
                                                                                       -------------    ------------
                                                                                       -------------    ------------

          See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                        ------------------------------    ------------------------------
                                                        SEPTEMBER 27,    SEPTEMBER 28,    SEPTEMBER 27,    SEPTEMBER 28,
                                                            1997            1996              1997             1996
                                                        -------------    -------------    --------------   --------------
                                                                          (RESTATED)                        (RESTATED)

Net sales............................................     $ 327,616        $ 259,160        $ 911,707        $ 709,983
Cost of sales........................................       237,347          185,864          654,711          506,419
                                                        -------------    -------------    -------------    -------------
  Gross profit.......................................        90,269           73,296          256,996          203,564
Operating expenses:
  Selling, general and administrative................        79,520           63,559          228,499          181,227
  Merger and integration costs.......................        17,718               --           22,071               --
                                                        -------------    -------------    -------------    -------------
     Operating income (loss).........................        (6,969)           9,737            6,426           22,337
Other income (expense):
  Interest income....................................         1,729            1,345            4,207            3,168
  Interest expense...................................        (1,469)            (980)          (3,486)          (3,884)
  Other--net.........................................           263              101              343              132
                                                        -------------    -------------    -------------    -------------
     Income (loss) before taxes on income, minority
       interest and equity in earnings of
       affiliates....................................        (6,446)          10,203            7,490           21,753
Taxes on income......................................         4,066            3,670           10,815            7,686
Minority interest in net loss of subsidiaries........          (305)              (1)            (434)             (15)
Equity in earnings of affiliates.....................           558              614              889            1,111
                                                        -------------    -------------    -------------    -------------
     Net income (loss)...............................     $  (9,649)       $   7,148        $  (2,002)       $  15,193
                                                        -------------    -------------    -------------    -------------
                                                        -------------    -------------    -------------    -------------
Net income (loss) per common share...................     $   (0.34)                        $   (0.07)
                                                        -------------                     -------------
                                                        -------------                     -------------
Pro forma:
  Historical net income..............................                      $   7,148                         $  15,193
  Pro forma adjustments:
     Provision for income taxes on previously untaxed
       earnings of an acquisition....................                           (296)                             (726)
                                                                         -------------                     -------------
  Pro forma net income...............................                      $   6,852                         $  14,467
                                                                         -------------                     -------------
                                                                         -------------                     -------------
  Pro forma net income per common share..............                      $    0.25                         $    0.59

                                                                         -------------                     -------------
                                                                         -------------                     -------------
Weighted average common and common equivalent shares
  outstanding........................................        28,750           27,288           28,301           24,625
                                                        -------------    -------------    -------------    -------------
                                                        -------------    -------------    -------------    -------------

          See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             NINE MONTHS ENDED
                                                                                       ------------------------------
                                                                                       SEPTEMBER 27,    SEPTEMBER 28,
                                                                                           1997            1996
                                                                                       -------------    -------------
                                                                                                         (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).................................................................     $  (2,002)       $  15,193
  Adjustments to reconcile net income to net cash used in operating activities:
     Depreciation and amortization..................................................         8,829            6,623
     Provision (benefit) for losses on accounts receivable..........................         3,013             (237)
     Provision for deferred income taxes............................................           368               11
     Stock issued to ESOP Trust.....................................................         1,111              820
     Undistributed earnings of affiliates...........................................          (889)          (1,111)
     Minority interest in net loss of subsidiaries..................................          (434)             (15)
     Other..........................................................................            85               20
  Changes in assets and liabilities:
     Increase in accounts receivable................................................       (41,898)         (41,706)
     Increase in inventories........................................................        (3,438)          (5,470)
     Increase in other current assets...............................................          (237)          (4,706)
     Increase in accounts payable and accruals......................................        15,853            4,351
                                                                                       -------------    -------------
Net cash used in operating activities...............................................       (19,639)         (26,227)
                                                                                       -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..............................................................       (10,265)          (9,703)
  Business acquisitions, net of cash acquired.......................................       (38,388)         (31,182)
  Other.............................................................................        (5,939)          (5,064)
                                                                                       -------------    -------------
Net cash used in investing activities...............................................       (54,592)         (45,949)
                                                                                       -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt..........................................           203            1,476
  Principal payments on long-term debt..............................................       (10,967)          (4,546)
  Proceeds from issuance of stock...................................................            --          124,070
  Proceeds from borrowings from banks...............................................        57,682            4,606
  Payments on borrowings from banks.................................................          (852)         (13,379)
  Purchase of treasury stock........................................................           (66)            (208)
  Other.............................................................................          (387)           3,670
                                                                                       -------------    -------------
Net cash provided by financing activities...........................................        45,613          115,689
                                                                                       -------------    -------------
Net increase (decrease) in cash and cash equivalents................................       (28,618)          43,513
Cash and cash equivalents, beginning of period......................................        45,264           11,699

                                                                                       -------------    -------------
Cash and cash equivalents, end of period............................................     $  16,646        $  55,212
                                                                                       -------------    -------------
                                                                                       -------------    -------------

          See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE 1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Henry Schein, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the 'Company').

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include adjustments to give effect to the acquisitions of Dentrix Dental Systems, Inc. ('Dentrix'), effective February 28, 1997 and Micro Bio-Medics, Inc. ('MBMI'), effective August 1, 1997, which were accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 28, 1996 and Form 8-K dated June 24, 1997. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the nine months ended September 27, 1997 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 1997 or any other period.

NOTE 2. BUSINESS ACQUISITIONS

     During the year ended December 28, 1996, the Company acquired seventeen healthcare distribution businesses. The 1996 acquisitions included ten dental and three medical companies, a veterinary supply distributor and three international dental companies, with aggregate net sales in their last fiscal year ends of approximately $104,000, and were all accounted for using the purchase method of accounting. Of these, fifteen were for majority ownership (100% in nine of the transactions). The total amount of cash paid and promissory notes issued for these acquisitions was approximately $33,423. The Company also issued 155,183 shares of common stock in 1996 in connection with two of these acquisitions. Operations of these businesses have been included in the consolidated financial statements from their respective acquisition dates. No single 1996 acquisition was material.

     During the nine months ended September 27, 1997, the Company completed sixteen acquisitions, and had one pending acquisition. The 1997 completed acquisitions included four medical supply companies, the most significant of which was MBMI, a distributor of medical supplies to physicians and hospitals in the New York metropolitan area, as well as to healthcare professionals in markets nationwide, with 1996 annual net sales of approximately $150,000 and, combined with the other three medical companies totalled approximately $182,000 in aggregate net sales for 1996. The completed acquisitions also included: (a) three dental supply companies, with aggregate net sales of approximately

$17,100; (b) two international dental and three international medical supply companies with aggregate net sales of approximately $5,300 and $18,300, respectively, (c) three technology and value-added product companies with aggregate net sales of approximately $20,300; and (d) certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians with net sales for 1996 of approximately $50,000.

     Of the sixteen completed acquisitions, five were accounted for under the pooling of interests method, with the remainder being accounted for under the purchase method of accounting (eight for 100% ownership interests and three for majority ownership interests). The financial statements have been restated to give retroactive effect to two of the pooling transactions (Dentrix and MBMI) as the remaining three pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Operations of the 1997 completed acquisitions, accounted for under the purchase method of accounting, have been included in the consolidated financial statements from their respective acquisition dates.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE 2. BUSINESS ACQUISITIONS (CONTINUED)

     The total amount of cash paid and promissory notes issued for the 1997 completed acquisitions accounted for under the purchase method of accounting was approximately $47,000. The excess of the acquisition costs over the fair value of identifiable net assets acquired for these acquisitions will be amortized on a straight-line basis over a period not to exceed 30 years.

     The Company also issued 5,148,286 shares of common stock in connection with the five pooling transactions, the most significant of which were MBMI and Dentrix. On February 28, 1997 and on August 1, 1997, respectively, all of the common stock of Dentrix, a leading provider of clinically-based dental practice management systems, with net sales of approximately $10,200, and MBMI were acquired, in exchange for 1,070,000 and 3,231,420 shares, respectively of the Company's common stock.

     In connection with the acquisitions accounted for under the pooling of interests method of accounting, during the nine and three months ended September 27, 1997, the Company incurred certain merger and integration costs of approximately $22,071 and $17,718, respectively. Net of taxes, for the nine and three months ended September 27, 1997, merger and integration costs were approximately $0.76 and $0.61 per share, respectively. Merger and integration costs consist primarily of compensation, investment banking, legal, accounting and advisory fees, impairment of goodwill arising from acquired businesses integrated into the Company's medical business, as well as certain other integration costs associated with these mergers.

     Additionally, pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company exercised their option to sell their shares in the subsidiary to the Company. The value of the shares put to the Company was approximately $11,800, of which approximately $3,200 was paid for in cash, with the remainder payable over two years in equal annual installments. Other than the MBMI acquisition, no single acquisition completed in the nine months ended September 27, 1997 was material.

     The summarized unaudited pro forma results of operations set forth below for the nine months ended September 27, 1997 and September 28, 1996 assume the acquisitions, completed in 1996 and the first nine months of 1997, which were accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.

                                                                                             NINE MONTHS ENDED
                                                                                       ------------------------------
                                                                                       SEPTEMBER 27,    SEPTEMBER 28,
                                                                                           1997             1996
                                                                                       -------------    -------------
Net sales...........................................................................     $ 958,129        $ 812,922
Net income (loss)...................................................................        (2,462)          15,294
Pro forma net income, reflecting the Dentrix tax adjustment in 1996, and adjustment
  in 1997 to exclude merger and integration costs, net of taxes.....................        18,985           14,568
Pro forma net income per common share...............................................     $    0.57        $    0.59

     Pro forma net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

     Net sales of the Company, Dentrix and MBMI for the three and nine months ended September 28, 1996 were $212,529, $2,538, $44,093 and $592,610, $7,052,
$110,321, respectively. Unaudited net income of the Company, Dentrix and MBMI for the three and nine months ended September 28, 1996 were $5,298, $667, $1,183 and $11,968, $1,588, $1,637, respectively. Such sales and net income for MBMI reflect the three and nine months ended August 31, 1996. For the two months ended February 28, 1997, the effective date of the Dentrix

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

NOTE 2. BUSINESS ACQUISITIONS (CONTINUED)

acquisition, Dentrix's net sales were $1,842. Separate unaudited results of operations for MBMI for the seven months ended August 1, 1997, the effective date of the MBMI acquisition, and the Company were as follows:

                                                                                           NET INCOME    ADJUSTED NET
                                                                              NET SALES      (LOSS)       INCOME(1)
                                                                              ---------    ----------    ------------
Henry Schein, Inc..........................................................   $ 698,836      $4,536        $ 13,277
Micro-Bio Medics, Inc......................................................      98,379      (1,731)          1,544
                                                                              ---------    ----------    ------------
      Combined.............................................................   $ 797,215      $2,805        $ 14,821
                                                                              ---------    ----------    ------------
                                                                              ---------    ----------    ------------

------------------
      (1) Adjusted to exclude merger and integration costs, net of taxes

Other changes to stockholders' equity for the Company during the pre-combination period and MBMI were not material.

     On August 3, 1997, the Company entered into a definitive merger agreement with Sullivan Dental Products, Inc. ('Sullivan') (Nasdaq:SULL) pursuant to which the Company will acquire Sullivan in a stock-for-stock merger. The merger is intended to be accounted for as a pooling of interests and is expected to be tax-free to Sullivan's shareholders. Under the terms of the agreement, which has been approved by the Board of Directors of each company, outstanding shares of Sullivan will be exchanged at a fixed rate of 0.735 of a share of the Company's common stock for each Sullivan share in a transaction valued at approximately $285,000 based on the Company's closing stock price on Monday, November 10, 1997. The merger is expected to close in mid-November, 1997, subject to each company's shareholder approval, to be voted upon at shareholder meetings of each company to be held on November 12, 1997, and other customary closing conditions. The Company anticipates recording a non-recurring charge of approximately $15,000 to $20,000 related to the transaction in the fourth quarter of 1997. Additional non-recurring charges are anticipated to occur in 1998 related to this transaction, which are primarily due to warehouse integrations. These costs are not presently estimatable.

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

NOTE 3. PUBLIC OFFERING

     On June 21, 1996, the Company sold 3,734,375 shares and certain of its stockholders sold 2,812,000 shares of common stock of the Company in a public offering (the 'Offering') at a price to the public of $35.00 per share, netting proceeds to the Company, after underwriting discounts and expenses, of approximately $124,070. Proceeds from the Offering were used to (i) repay $34,600 outstanding under the Company's revolving credit agreement, (ii) finance 1996 acquisitions totaling $32,540 and (iii) repay a $2,400 note payable incurred in connection with a 1995 acquisition; the remaining proceeds have been used for working capital needs and for general corporate purposes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

     During the nine months ended September 27, 1997, the Company completed sixteen acquisitions, and had one pending acquisition. The 1997 completed acquisitions included four medical supply companies, the most significant of which was MBMI, a distributor of medical supplies to physicians and hospitals in the New York metropolitan area, as well as to healthcare professionals in markets nationwide, with 1996 annual net sales of approximately $150.0 million and, combined with the other three medical companies totalled approximately $182.0 million in aggregate net sales for 1996. The completed acquisitions also included: (a) three dental supply companies, with aggregate net sales of approximately $17.1 million; (b) two international dental and three international medical supply companies with aggregate net sales of approximately $5.3 million and $18.3 million, respectively; (c) three technology and value-added product companies with aggregate net sales of approximately $20.3 million; and (d) certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians with net sales for 1996 of approximately $50.0 million. Other than MBMI, no single acquisition completed in the nine months ended September 27, 1997 was material.

     On August 3, 1997, the Company and Sullivan, entered into an agreement, pursuant to which Sullivan will merge into a wholly-owned subsidiary of the Company upon the exchange of 0.735 shares of the Company's common stock for each outstanding share of Sullivan stock. This merger is expected to close in mid-November, 1997, subject to each company's shareholder approval, to be voted upon at shareholder meetings of each company to be held on November 12, 1997, and other customary closing conditions, although no assurances can be given in this regard. The Company anticipates recording a non-recurring charge of approximately $15.0 to $20.0 million related to the transaction in the fourth quarter of 1997. Additional non-recurring charges are anticipated to occur in 1998 related to this transaction, which are primarily due to warehouse integrations. These costs are not presently estimatable. For a more complete description of the terms of the Sullivan merger agreement, reference is made to the Registration Statement on Form S-4 dated September 22, 1997, filed with the Securities and Exchange Commission with respect to the securities to be issued in connection with the Sullivan merger.

     In connection with the acquisitions accounted for under the pooling of interests method of accounting, during the nine and three months ended September 27, 1997, the Company incurred certain merger and integration costs of approximately $22.1 million and $17.7 million, respectively. Net of taxes, for the nine and three months ended September 27, 1997, merger and integration costs were approximately $0.76 and $0.61 per share, respectively. Merger and integration costs consist primarily of compensation, investment banking, legal, accounting and advisory fees, impairment of goodwill arising from acquired businesses integrated into the Company's medical business, as well as certain other integration costs associated with these mergers.

     Excluding the merger and integration costs, net income and net income per common share would have been $19.4 million and $0.69, respectively, for the nine months ended September 27, 1997, and $7.8 million and $0.27, respectively, for the three months then ended.

     The Company uses United Parcel Services of America, Inc. ('UPS') for delivery of substantially all domestic orders. The Teamsters Union strike against UPS during the third quarter substantially reduced UPS's ability to fulfill the shipments of its customers' orders. During this period the Company made alternative arrangements in order to maintain customer service levels. The use of such alternatives resulted in approximately $1.3 million, or $0.03 per share in higher transportation and other operating costs, primarily payroll caused by the need to sort customer orders for distribution to various regional couriers. Additionally, after the strike payroll costs continued to run at rates higher than would otherwise be expected in order to handle inbound freight that was backlogged as a result of the strike. None of these incremental costs were passed along to customers. Subsequently, freight and payroll costs returned to normal pre-strike levels.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 1996

     Net sales increased $68.4 million, or 26.4%, to $327.6 million for the three months ended September 27, 1997 from $259.2 million for the three months ended September 28, 1996. The Company estimates that approximately 16.0% of the increase was due to internal growth, while the remaining 10.4% was due to acquisitions. Of the $68.4 million increase, approximately $29.7 million represented a 26.9% increase in the Company's dental business, $26.2 million represented a 26.7% increase in its medical business, $9.7 million represented a 28.2% increase in its international business, $1.2 million represented a 12.5% increase in the Company's veterinary business, and $1.6 million represented a 24.2% increase in its technology and value-added product business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions, continued success in the Company's target marketing programs and increased sales in the large dental equipment market. The increase in medical net sales was primarily due to acquisitions, increased net sales to renal dialysis centers and net sales to customers enrolled in the AMA Purchase Link program. In the international market, the increase in net sales was due equally to acquisitions and increased unit volume growth. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $3.6 million. Had net sales for the international market been translated at the same exchange rates in effect during 1996, net sales would have increased by an additional 10.4%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with corporate accounts. The increase in technology and value-added product sales was primarily due to 1997 acquisitions.

     Gross profit increased by $17.0 million, or 23.2%, to $90.3 million for the three months ended September 27, 1997 from $73.3 million for the three months ended September 28, 1996, while gross profit margin decreased to 27.6% from 28.3%. The $17.0 million increase in gross profit was primarily due to increased sales volume and acquisitions. The decrease in gross profit margin was primarily due to sales mix changes.

     Selling, general and administrative expenses increased by $15.9 million, or 25.0%, to $79.5 million for the three months ended September 27, 1997 from $63.6 million for the three months ended September 28, 1996. Selling and shipping expenses increased by $10.5 million, or 23.8% to $54.6 million for the three months ended September 27, 1997 from $44.1 million for the three months ended September 28, 1996. As a percentage of net sales, selling and shipping expenses decreased 0.3% to 16.7% for the three months ended September 27, 1997 from 17.0% for the three months ended September 28, 1996. This decrease was primarily due to the leveraging of the Company's distribution infrastructure, partially offset by incremental shipping, payroll and related costs amounting to $1.3 million as a result of the Teamsters strike against UPS and an increase in selling expenses. General and administrative expenses increased $5.4 million, or 27.7%, to $24.9 million for the three months ended September 27, 1997 from $19.5 million for the three months ended September 28, 1996, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.1% to 7.6% for the three months ended September 27, 1997 from 7.5% for the three months ended September 28, 1996.

     Other income (expense)-net remained unchanged at $0.5 million for the three month periods ended September 27, 1997 and September 28, 1996. Increased finance charge income and imputed interest income arising from non-interest bearing extended payment term sales was offset by an increase in average borrowings.

     For the three months ended September 27, 1997, the Company's effective tax rate was (63.1%). Excluding merger and integration costs, substantially all of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.8%. The difference between the effective tax rate (excluding merger and integration costs) and the federal statutory rate relates primarily to state income taxes. For the three months ended September 28, 1996, the Company's effective rate was 36.0%, and on a pro forma basis was 38.9%. The difference between the effective tax rate and the federal statutory rate relates primarily to state income taxes.

NINE MONTHS ENDED SEPTEMBER 27, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 1996

     Net sales increased $201.7 million, or 28.4%, to $911.7 million for the nine months ended September 27, 1997 from $710.0 million for the nine months ended September 28, 1996. The Company estimates that overall approximately 16.8% of the increase was due to internal growth, while the remaining 11.6% was due to acquisitions. Of the $201.7 million increase, approximately $87.4 million represented a 28.1% increase in the Company's dental business, $80.5 million represented a 32.7% increase in its medical business, $23.3 million represented a 22.4% increase in its international business, $3.7 million represented a 13.8% increase in the Company's veterinary business and $6.8 million represented a 30.6% increase in its technology and value-added product business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions, continued success in the Company's target marketing programs and increased sales in the large dental equipment market. The increase in medical net sales was primarily due to acquisitions, increased net sales to renal dialysis centers and net sales to customers enrolled in the AMA Purchase Link program. In the international market, the increase in net sales was due equally to acquisitions and increased unit volume growth. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $6.5 million dollars. Had net sales for the international market been translated at the same exchange rates in effect during 1996, net sales would have increased by an additional 6.2 %. In the veterinary market, the increase in net sales was primarily due to increased account penetration with corporate accounts. The increase in technology and value-added product sales was primarily due to 1997 acquisitions.

     Gross profit increased by $53.4 million, or 26.2%, to $257.0 million for the nine months ended September 27, 1997 from $203.6 million for the nine months ended September 28, 1996, while gross profit margin decreased to 28.2% from 28.7%. The $53.4 million increase in gross profit was primarily due to increased sales volume and acquisitions. The decrease in gross profit margin was primarily due to sales mix changes.

     Selling, general and administrative expenses increased by $47.3 million, or 26.1%, to $228.5 million for the nine months ended September 27, 1997 compared to $181.2 million for the nine months ended September 29, 1996. Selling and shipping expenses increased by $29.8 million, or 24.2%, to $152.9 million for the nine months ended September 27, 1997 from $123.1 million for the nine months ended September 28, 1996. As a percentage of net sales, selling and shipping expenses decreased 0.5% to 16.8% for the nine months ended September 27, 1997 from 17.3% for the nine months ended September 28, 1996. This decrease was primarily due to leveraging of the Company's distribution infrastructure, partially offset by incremental shipping, payroll and related costs amounting to $1.3 million as a result of the Teamsters strike against UPS in the third quarter and an increase in selling expenses. General and administrative expenses increased $17.5 million, or 30.1%, to $75.6 million for the nine months ended September 27, 1997 from $58.1 million for the nine months ended September 28, 1996, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.1% to 8.3% for the nine months ended September 27, 1997 from 8.2% for the nine months ended September 28, 1996.

     Other income (expense)-net increased by $1.7 million, or 283.3%, to $1.1 million for the nine months ended September 27, 1997 from ($.6) million for the nine months ended September 28, 1996. This increase was primarily due to a decrease in average borrowings, which were partially paid off with proceeds from the Company's follow-on offering in June 1996, combined with an increase in finance charge income and imputed interest income arising from non-interest bearing extended payment term sales.

     For the nine months ended September 27, 1997, the Company's effective tax rate was 144.4%. Excluding merger and integration costs, substantially all of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.7%. The difference between the effective tax rate (excluding merger and integration costs) and the federal statutory rate relates primarily to state income taxes. For the nine months ended September 28, 1996, the Company's effective rate was 35.3%, and on a pro forma basis was 38.7%, which was higher than the federal statutory rate, is primarily due to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products and special inventory forward buy-in opportunities, (b) acquisitions and (c) capital expenditures. Since sales have traditionally been strongest during the fourth quarter and special inventory forward buy-in opportunities have traditionally been most prevalent just before the end of the year, the Company's working capital requirements are generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities and stock issuances.

     Net cash used in operating activities for the nine months ended September 27, 1997 of $19.6 million resulted primarily from a net increase in working capital of $29.6 million offset, in part, by net income adjusted for non-cash charges relating primarily to depreciation and amortization of $8.8 million. The increase in working capital was primarily due to (i) a $41.9 million increase in accounts receivable resulting from increased sales and extended payment terms,
(ii) a $3.4 million increase in inventory, and (iii) a $0.2 million increase in other current assets, offset by an increase in accounts payable and other accrued expenses of $15.9 million resulting primarily from payments to vendors for inventory purchased as part of the Company's year-end inventory forward buy-in program. The Company anticipates future increases in working capital as a result of its continued sales growth.

     Net cash used in investing activities for the nine months ended September 27, 1997 of $54.6 million resulted primarily from cash outlays for acquisitions of $38.4 million and capital expenditures of $10.3 million. Capital expenditures are comparable with the prior year period as the Company continues developing new computer systems as well as incurring expenditures for leasehold improvements associated with the additional operating facilities. The Company expects that it will continue to invest in excess of $10.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems.

     Net cash provided by financing activities for the nine months ended September 27, 1997 of $45.6 million resulted primarily from net borrowings on long-term debt and bank credit lines partially offset by net payments . A balloon payment of approximately $3.5 million is due on October 31, 1997 under a term loan associated with a foreign acquisition.

     In addition, with respect to certain acquisitions and joint ventures, holders of minority interest in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

     Pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company exercised their option to sell their shares in the subsidiary to the Company. The value of the shares sold to the Company was approximately $11.8 million, of which approximately $3.2 million was paid for in cash, with the remainder payable over two years in equal annual installments.

     The Company's cash and cash equivalents as of September 27, 1997 of $16.6 million are invested primarily in short-term bank deposits. These investments have staggered maturity dates, none greater than three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     The Company entered into an amended revolving credit facility on August 18, 1997 that increased its main credit facility from $100.0 million to $150.0 million, extended the facility termination to August 14, 2002. Borrowings under the credit facility were $73.2 million at September 27, 1997. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $11.0 million under which $8.4 million have been borrowed at September 27, 1997.

     The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its currently foreseeable capital needs.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a 'safe harbor' for forward-looking statements. This report contains forward-looking statements based on current expectations that could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, the impact of current or pending legislation and regulation, as well as the risks described from time to time in the Company's reports to the Securities and Exchange Commission, which include the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 28, 1996 and Form 8-K dated June 24, 1997. Subsequent written or oral statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this Form 10-Q and those in the Company's reports previously filed with the Securities and Exchange Commission.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

     10.95  -- Irrevocable Proxy and Termination Rights Agreement, dated as of August 3, 1997, as revised, by and among Henry Schein, Inc. and the persons listed on Schedule A thereto, each a shareholder of Sullivan Dental Products, Inc. (filed as Exhibit 10.95 to Henry Schein, Inc.'s Quarterly
               Report on Form 10-Q for the fiscal quarter ended June 28, 1997)

     10.96  -- Employment Agreement, dated as of August 3, 1997, by and between Robert J. Sullivan and the registrant (filed as Exhibit 10.96 to Henry Schein, Inc.'s Registration Statement on Form S-4
               (Registration No. 333-36081) ("Registration Statement No. 333-36081")**

     10.97  -- Employment Agreement, dated as of August 3, 1997, by and between Robert E. Doering and the registrant (filed as Exhibit 10.97 to Registration Statement No. 333-36081)**

     10.98  -- Employment Agreement, dated as of August 3, 1997, by and between Timothy J. Sullivan and the registrant (filed as Exhibit 10.98 to Registration Statement No. 333-36081)**

     10.99  -- Employment Agreement, dated as of August 3, 1997, by and between Kevin J. Ackeret and the registrant (filed as Exhibit 10.99 to Registration Statement No. 333-36081)**

     10.100 -- Employment Agreement, dated as of August 3, 1997, by and between Geoffrey A. Reichardt and the registrant (filed as Exhibit 10.100 to Registration Statement No. 333-36081)**

     10.101 -- Employment Agreement, dated as of August 3, 1997, by and between David A. Steck and the registrant (filed as Exhibit 10.101 to Registration Statement No. 333-36081)**

     10.102 -- Employment Agreement, dated as of August 3, 1997, by and between Kenneth A. Schwing and the registrant (filed as Exhibit 10.102 to Registration Statement No. 333-36081)**

     10.103 -- Amendment dated as of June 30, 1997 to Credit Agreement (filed as Exhibit 10.103 to
               Registration Statement No. 333-36081)

     10.104 -- Amendment No. 2 and Supplement dated as of August 15, 1997 to Credit Agreement (filed as
               Exhibit 10.104 to Registration Statement No. 333-36081)

     10.105 -- Second Amended and Restated Term Loan Agreement dated October 27, 1997 between Henry
               Schein Europe, Inc. And Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A.

     11.1   -- Computation of Earnings per Share

     27.1   -- Financial Data Schedule

     --------
     ** Indicates management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K.

        During the quarter ended September 27, 1997, the Company filed a Current Report on Form 8-K, dated August 1, 1997, to announce that pursuant to the Agreement and Plan of Merger dated March 7, 1997, as amended, among Henry Schein, Inc., a Delaware corporation ('Schein'), Micro Bio-Medics, Inc., a New York corporation ('MBMI'), and HSI Acquisition Corporation, a New York corporation and wholly-owned subsidiary of Schein ('Sub') (the 'Merger Agreement'), the merger of Sub with and into MBMI (the 'Merger') was consummated on August 1, 1997. The Form 8-K incorporates by reference the historical consolidated financial statements of Micro Bio-Medics, Inc. and the pro forma combined condensed financial statements under Item 7.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HENRY SCHEIN, INC.
                                          (Registrant)

                                          By: /s/ STEVEN PALADINO
                                              ____________________
                                              Steven Paladino
                                              Senior Vice President and Chief
                                              Financial Officer
                                              (Principal Financial Officer and
                                              Principal Accounting Officer)

Dated: November 12, 1997