Form 10KSB40
period 1997-12-27
SCHEIN HENRY INC
filed 1998-03-27
CIK 1000228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 27, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: _X_ NO: ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _X_


     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on March 23, 1998 was approximately $1,378,059,189.

     As of March 23, 1998, 35,334,851 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 27, 1997) are incorporated by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS

                                                                              Page Number
                                                                              -----------
PART I
  ITEM 1. Business                                                                      1
  ITEM 2. Properties                                                                   14
  ITEM 3. Legal Proceedings                                                            15
  ITEM 4. Submission of Matters to a Vote of Security Holders                          15

PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder
               Matters                                                                 16
  ITEM 6. Selected Financial Data                                                      17
  ITEM 7. Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                               20
  ITEM 8. Financial Statements and Supplementary Data                                  29
  ITEM 9. Changes In and Disagreements With Accountants on Accounting
               and Financial Disclosure                                                65

PART III
  ITEM 10. Directors and Executive Officers of the Registrant                          65
  ITEM 11. Executive Compensation                                                      65
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management              65
  ITEM 13. Certain Relationships and Related Transactions                              65

PART IV
  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K            66

  Exhibit Index
  Financial Statement Schedules


                                     PART I

ITEM 1.  Business
Recent Developments

     On November 12, 1997, August 1, 1997 and February 28, 1997, the Company completed the acquisitions of Sullivan Dental Products, Inc. ("Sullivan"), Micro Bio-Medics, Inc. ("MBMI") and Dentrix Dental Systems, Inc. ("Dentrix"), respectively, in merger transactions accounted for as poolings of interests. Pursuant to the respective merger agreements, the Company issued approximately 7,594,900, 3,231,400 and 1,070,000 shares of its Common Stock with aggregate market values (on their respective closing dates) of approximately $266.8 million, $122.8 million and $29.4 million, respectively and assumed and exchanged all options to purchase Sullivan and MBMI stock for options to purchase approximately 1,192,000 and 1,117,000 shares, respectively of the Company's Common Stock.

     Sullivan distributes consumable dental supplies to dentists using a marketing strategy which combines personal visits with a catalog of approximately 12,000 competitively priced items. Sullivan also sells, installs and services dental equipment through 52 sales and service centers located throughout the United States. Sullivan had net sales of approximately $241.6 million and earnings of $8.7 million in 1996, and net sales of $196.3 million and earnings of $7.4 million in the first nine months of 1997.

     MBMI distributes medical supplies to physicians and hospitals in the New York metropolitan area, as well as to healthcare professionals in sports medicine, emergency medicine, school health, industrial safety, government and laboratory markets nationwide. MBMI had net sales of approximately $150.1 million and earnings of $1.7 million in 1996, and net sales of $77.8 million and earnings of $0.7 million for the first six months of their 1997 fiscal year.

     Dentrix is a leading provider of clinically-based dental practice management systems, with 1996 net sales of approximately $10.2 million, pro forma earnings, after adjusting for taxes on previously untaxed earnings, of $2.0 million and an approximate 3,500 installed user base as of December 28, 1996.

     In connection with these acquisitions, the Company incurred certain merger and integration costs of approximately $50.8 million during the year ended December 27, 1997. Net of taxes, merger and integration costs were approximately $1.17 per share, on a diluted basis. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, impairment of goodwill arising from acquired businesses integrated into the Company's recent acquisitions of Sullivan and MBMI, as well as certain other integration costs associated with these mergers. Excluding the merger and integration cost, net of the related tax benefit, net income and net income per common share, on a diluted basis, would have been $41.7 million and $1.14, respectively, for the year ended December 27, 1997.

General


     The Company is the largest distributor of healthcare products and services to office-based healthcare practitioners in the combined North American and European markets. The Company has operations in the United States, Canada, Mexico, the United Kingdom, the Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria and Spain. The Company sells products and services to over 250,000 customers, primarily dental practices and dental laboratories, as well as physician practices, veterinary clinics and institutions. In 1997, the Company sold products to over 70% of the estimated 100,000 dental practices in the United States. The Company believes that there is strong awareness of the "Henry Schein" name among office-based healthcare practitioners due to its more than 60 years of experience in distributing healthcare products. Through its comprehensive catalogs and other direct sales and marketing programs, the Company offers its customers a broad product selection of both branded and private brand products which include approximately 55,000 stock keeping units ("SKU's") in North America and approximately 50,000 SKUs in Europe at published prices that the Company believes are below those of many of its competitors. The Company also offers various value-added products and services, such as practice management software. As of December 27, 1997, the Company has sold over 26,000 dental practice management software systems, more than any of its competitors.

     During 1997, the Company distributed over 12.0 million pieces of direct marketing materials (such as catalogs, flyers and order stuffers) to approximately 500,000 office-based healthcare practitioners. The Company supports its direct marketing efforts with over 450 telesales representatives who facilitate order processing and generate sales through direct and frequent contact with customers and with approximately 850 field sales consultants. The Company utilizes database segmentation techniques to more effectively market its products and services to customers. In recent years, the Company has continued to expand its management information systems and has established strategically located distribution centers in the United States and Europe to enable it to better serve its customers and increase its operating efficiency. The Company believes that these investments, coupled with its broad product offerings, enable the Company to provide its customers with a single source of supply for substantially all their healthcare product needs and provide them with convenient ordering and rapid, accurate and complete order fulfillment. The Company estimates that approximately 99% of all orders in the United States and Canada received before 7:00 p.m. and 4:00 p.m., respectively, are shipped on the same day the order is received and approximately 92% of orders are received by the customer within two days of placing the order. In addition, the Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering.

Acquisition and Joint Venture Strategies

     The Company believes that there has been consolidation among healthcare products distributors serving office-based healthcare practitioners and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In recent years, the Company has acquired or entered into joint ventures with a number of companies engaged in businesses that are complementary to those of the Company. The Company's acquisition and joint venture strategies include acquiring additional sales that will be channelled through the Company's existing infrastructure, acquiring access to additional product lines, acquiring regional distributors with networks of field sales consultants and international expansion. The Company has completed 23 acquisitions during the year ended December 27, 1997. The 1997 acquisitions, which had aggregate net sales for 1996 of approximately $534.7 million, included (a) ten dental supply companies, the most significant of which was Sullivan; (b) four medical supply companies, the most significant of which was MBMI; (c) two international dental and three international medical supply companies; (d) three technology and value-added product companies; and (e) certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians. Of the 23 completed acquisitions, six were accounted for under the pooling of interests method, with the remainder being accounted for under the purchase method of accounting (fourteen for 100% ownership interest and three for majority ownership interests).

     During 1996, the Company acquired 20 healthcare distribution businesses. The 1996 acquisition included twelve dental and four medical companies, a veterinary supply distributor and three international dental companies, with aggregate net sales in their last fiscal year ends of approximately $104.0 million. All of the 1996 acquisitions were accounted for under the purchase method of accounting. Of these, eighteen were for majority ownership (100% in twelve of the transactions).

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

Customers

     The Company serves over 250,000 customers worldwide in the dental, medical and veterinary markets. The Company's dental customers include office-based dental practices, dental laboratories, universities, institutions, governmental agencies and large group and corporate accounts; medical customers include office-based physician practices, podiatrists, surgery centers, institutions, hospitals and governmental agencies; and the Company's veterinary products are sold primarily to office-based veterinarians serving primarily small companion animals.

     The Company believes that its customers generally order from two or more suppliers for their healthcare product needs, and often use one supplier as their primary resource. The Company believes that its customers generally place larger orders and order more frequently from their primary suppliers. The Company estimates that it serves as a primary supplier to less than 15% of its total customer base and believes it has an opportunity to increase sales by increasing its level of business with those customers for which it serves as a secondary supplier.

     Over the past several years the Company has expanded its customer base to include larger purchasing organizations, including certain dental laboratories, institutions, government agencies, hospitals, renal dialysis centers and surgery centers. More recently, as cost-containment pressures have resulted in increased demand for low-cost products and value-added services, the Company has targeted specific groups of practices under common ownership, institutions and professional groups. For example, the

Company has an exclusive direct marketing agreement with an American Medical Association ("AMA") sponsored service and a veterinarian-sponsored service, pursuant to which member practitioners have access to the services' lower priced products. In 1997, the AMA-sponsored service and the veterinarian-sponsored purchasing service accounted for net sales of over $32.1 million. These services, government institutions and agencies, hospitals and other large or collective purchasers, require low-cost pricing and detailed product and usage information and reporting. The Company believes it is well situated to meet the needs of these customers, given its broad, low-cost product offerings and its management information systems. No single customer accounted for more than 3.5% of net sales in 1997.

Sales and Marketing


     The Company's sales and marketing efforts, which are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasize the Company's broad product lines, competitive prices and ease of order placement. The key elements of the Company's program in the United States are:

          o Direct Marketing. During 1997, the Company distributed over 12.0 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to approximately 500,000 office-based healthcare practitioners. The Company's principal U.S. dental catalog, which is issued semi-annually, contains an average of over 400 pages and includes approximately 24,000 SKUs. The number of catalogs and other material received by each customer depends upon the market they serve as well as their purchasing history. The Company's catalogs include detailed descriptions and specifications of both branded and private brand products and are utilized by healthcare practitioners as a reference source. By evaluating its customers' purchasing patterns, area of specialty, past product selections and other criteria, the Company identifies customers who may respond better to specific promotions or products. To facilitate its direct marketing activities, the Company maintains an in-house advertising department which performs many creative services, which the Company believes streamlines the production process, provides greater flexibility and creativity in catalog production, and results in cost savings.

          o Telesales. The Company supports its direct marketing with over 450 inbound and outbound telesales representatives who facilitate order processing and generate new sales through direct and frequent contact with customers. Inbound telesales representatives are responsible for assisting customers in purchasing decisions as well as answering product pricing and availability questions. In addition to assisting customers, inbound telesales representatives also market comple mentary or promotional products. The Company's telesales representatives utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history.

          The Company utilizes outbound telesales representatives and programs to better market its services to those customer accounts identified by the Company as either being high volume or high order frequency accounts. The Company's U.S. dental outbound telesales representatives accounted for approximately $188.9 million of the Company's net sales in 1997. The Company has approximately 200 medical and veterinary telesales representatives many of which make outbound calls in addition to handling inbound telesales. Outbound telesales representatives strive to manage long-term relationships with these customers through frequent and/or regularly scheduled phone contact and personalized service.

          The Company's telesales representatives generally participate in an initial two-week training course designed to familiarize the sales representative with the Company's products, services and systems. In addition, generally all telesales representatives attend periodic training sessions and special sales programs and receive incentives, including monthly commissions.

          o Field Sales Consultants. In 1992, the Company initiated its field sales consultant program and, primarily as a result of its acquisition of Sullivan, now has approximately 850 field sales consultants covering certain of its major North American and European markets. The field sales consultants concentrate on attracting new customers and increasing sales to customers who do not currently order a high percentage of their total product needs from the Company. This strategy is designed to complement the Company's direct marketing and telesales strategies and to enable the Company to better market, service and support the sale of more sophisticated products and equipment. Once a field sales consultant has established a relationship with a customer, the representative encourages the customer to use the Company's automated ordering process or its telesales representatives for its day-to-day needs. This simplifies the ordering process for the customer and increases the effectiveness of the field sales consultant.

Customer Service

     A principal element of the Company's customer service approach is to offer an order entry process that is convenient, easy and flexible. Customers typically place orders with one of the Company's experienced telesales representatives. Orders may also be placed 24-hours a day by fax, mail, internet, PROTONE(R) (the Company's 24-hour automated phone service) or its computerized order entry system. The Company has developed an enhanced Windows(R)-based version of its computerized order entry system, known as ArubA(R), which was introduced at the end of 1995.

     The Company focuses on providing rapid and accurate order fulfillment and high fill rates. The Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering, and that approximately 99% of all orders in the United States and Canada received before 7:00 p.m. and 4:00 p.m. respectively, are shipped on the same day the order is received. In addition, because the Company seeks to service a customer's entire order from the distribution center nearest the customer's facility, approximately 92% of orders are received within two days of placing the order. The Company continually monitors its customer service through customer surveys, focus groups and daily statistical reports. The Company maintains a liberal return policy to better assure customer satisfaction with its products.

Products

     The following chart sets forth the principal categories of products offered by the Company and certain top selling types of products in each category, with the percentage of 1997 net sales in parenthesis:

                             Dental Products (64.4%)
------------------------------------------------------------------------------------------------------------------
Consumable Dental Products                Dental Laboratory
and Small Equipment (48.8%)               Products (3.6%)                     Large Dental
Equipment (12.0%)
------------------------------------------------------------------------------------------------------------------
X-Ray Products; Infection Control;        Teeth; Composites; Gypsum;          Dental Chairs,
Units and Lights; X-
Handpieces; Preventatives; Impression     Acrylics; Articulators; and         Rays; and
Equipment Repair
Materials; Composites; and Anesthetics    Abrasives

                                                                              Value-Added
Products
Medical Products (29.9%)                  Veterinary Products (3.2%)          and Services
(2.5%)
------------------------------------------------------------------------------------------------------------------
Branded and Generic Pharmaceuticals;      Branded and Generic                 Software and
Related Products;
Surgical Products; Diagnostic Tests;      Pharmaceuticals; Surgical           Financial
Products; and other value-
Infection Control; and Vitamins           Products; and Dental Products       added products

     The percentage of 1996 and 1995 net sales was as follows: consumable dental products and small equipment, 50.3% and 53.3%, respectively; dental laboratory products, 3.8% and 4.1%, respectively; large dental equipment, 11.7% and 9.3%, respectively; medical products, 28.6% and 26.6%, respectively; veterinary products, 3.0% and 3.2%, respectively; and value-added products and services, 2.6% and 3.5%, respectively.

   Consumable Supplies and Equipment

     The Company offers approximately 55,000 SKUs to its customers in North America, of which approximately 40,000 SKUs are offered to its dental customers, approximately 17,000 are offered to its medical customers and approximately 20,000 are offered to its veterinary customers. Over 14% of the Company's products are offered to all three types of the Company's customers in North America. The Company offers approximately 50,000 SKUs to its customers in Europe. Approximately 9.8% of the Company's net sales in 1997 were from sales of products offered under the Henry Schein private brand (i.e., products manufactured by various third parties and HS Pharmaceutical for distribution by the Company under the Henry Schein(R) brand). The Company believes that the Henry Schein private brand line of over 6,000 SKUs offered in the United States and Canada is one of the most extensive in the industry. The Company also distributes certain generic pharmaceuticals manufactured by HS Pharmaceutical, a

50%-owned company, and manufactures and distributes certain large dental equipment through Schein Dental Equipment Corp. ("Schein Dental Equipment"), a distributor and manufacturer of large dental equipment which was owned 73.7% by Marvin H. Schein, a director and principal stockholder of the Company prior to its acquisition by the Company. The Company updates its product offerings regularly to meet its customers' changing needs.

     On November 12, 1997, the Company completed the acquisition of Sullivan, which was accounted for under the pooling of interests method of accounting and accordingly, the Companys' results have been restated retroactively to include Sullivan's results for all periods presented. Sullivan distributes dental consumable supplies and equipment to dentists throughout the United States. Sullivan's net sales included a proportionately higher percentage of large dental equipment sales then that of the Company, on a historical basis.

   Value-Added Products and Services

          In an effort to promote customer loyalty, the Company offers certain value-added products and services. These products and services include the following:

          o Practice Management Software. The Company sells practice management software systems to its dental and veterinary customers. The Company has sold over 20,000 users of its Easy Dental(R) Plus software systems as of the end of fiscal 1997, and over 2,800 of its AVImark(R) veterinary software systems. The Company's practice management software provides practitioners with patient treatment history, billing and accounts receivable analysis and management, an appointment calendar, electronic claims processing and word processing programs, and the Company provides technical support and conversion services from other software. In addition, the Easy Dental(R) Plus software allows the customer to connect with the Company's order entry management systems. On February 28, 1997, the Company acquired all of the outstanding common stock of Dentrix Dental Systems, Inc., which had net sales for 1996 of approximately $10.2 million. The Dentrix system is one of the most comprehensive clinically-based dental practice management software packages in the United States. The Dentrix premium software product complements Easy Dental(R) Plus, the Company's high-value practice management system. The Company has sold over 5,800 Dentrix systems as of December 27, 1997. During 1997, the Company also acquired the rights to distribute the DenTech practice management system, which is designed to handle the needs of large group practices. The Company believes the combined software product offerings enhance its ability to provide its customers with the widest array of system solutions to help manage their practices.

          o Financial Services. The Company has begun to offer its customers assistance in managing their practices by providing access to a number of financial services and products at rates which the Company believes are lower than what they would be able to secure independently. The patient financing program provides the Company's customers a method for reducing receivables and improving cash flow by providing patients access to financing. The Company facilitates the processing of credit applications, payments to its customers and electronic bankcard processing and offers electronic insurance claims submission services for faster, cheaper processing of patient reimbursements, all through a third-party provider for a transaction fee. The Company does not assume any financial obligation to its customers or their patients in these programs. The Company also offers practice management consulting services as well as practice management brokerage services in selected markets in the United States.

          o Equipment Repair and Installation. The Company offers a repair service, ProRepair(R), which provides one to two-day turnaround for handpieces and certain small equipment. The Company also provides in-office installation and repair services for large equipment in certain markets in North America and Europe. In accordance with its plan to expand its repair service business and sales of large dental equipment, the Company has opened seven new equipment sales and service centers in North America and two in Europe, and had a total of 101 centers open at the end of 1997.

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

Distribution

     The Company distributes its products in the United States and Canada primarily from its strategically located distribution centers in the Eastern, Central, and Western United States. The Company maintains significant inventory levels of certain products in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of the Company's sophisticated purchasing and stock status management information systems. The Company's European distribution centers include locations in the United Kingdom, France,

The Netherlands, Germany and Spain. Once a customer's order is entered, it is electronically transmitted to the distribution center nearest the customer's location and a packing slip for the entire order is printed for order fulfillment. The Company's automated freight manifesting and laser bar code scanning facilitates the speed of the order fulfillment. The Company currently ships substantially all of its orders in the United States by United Parcel Service. In certain areas of the United States, the Company delivers its orders via contract carriers.

Purchasing

     The Company believes that effective purchasing is a key element to maintaining and enhancing its position as a low-cost provider of healthcare products. The Company frequently evaluates its purchase requirements and suppliers' offerings and prices in order to obtain products at the best possible cost. The Company believes that its ability to make high volume purchases has enabled it to obtain favorable pricing and terms from its suppliers. The Company obtains its products for its North American distribution centers from over 1,400 suppliers of name brand products; in addition, the Company has established relationships with numerous local vendors to obtain products for its European distribution centers. In 1997, the Company's top 10 vendors and the Company's single largest vendor, accounted for approximately 24.7% and 7.1%, respectively, of the Company's aggregate purchases.

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

     In the United States, the Company competes with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added services and products. In the sale of its dental products, the Company's principal national competitor is Patterson Dental Co. In addition, the Company competes against a large number of other distributors that operate on a national, regional and local level. The Company's largest competitors in the sale of medical products are Physician's Sales and Service, Inc. and McKesson/General Medical, which are national distributors. In the veterinary product market, the Company's two principal national competitors include The Butler Company and Burns Veterinary Supply. The Company also competes against a large number of small local and regional medical and veterinary distributors, as well as a number of manufacturers that sell direct to physicians and veterinarians. With regard to the Company's practice management software, the Company competes against a fragmented group of competitors, none of which currently have a significant share of the market. The Company believes that it competes in Canada substantially on the same basis as in the United States.

     The Company also faces intense competition in its international markets, where the Company competes on the basis of price and customer service against a large number of dental product distributors and manufacturers in Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria and Spain. The Company has several large competitors in these markets, including ORBIS, Serona Dental and the GACD Group.

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

Employees

     As of December 27, 1997, the Company had over 5,000 full-time employees in North America and Europe, including approximately 450 telesales representatives, 850 field sales consultants, including equipment sales specialists, 1,290 warehouse employees, 120 computer programmers and technicians, 470 management employees and 1,820 office, clerical and administrative employees. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

Disclosure Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restrictions on the ability to transfer capital across borders, the impact of current or pending legislation and regulation, as well as certain other risks described above in this Item under "Competition" and "Government Regulation," and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

     The Company's principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and its telephone number is 516-843-5500. As used in this Report, the term the "Company" refers to Henry Schein, Inc., a Delaware corporation, and its subsidiaries, 50%-owned companies and predecessor, unless otherwise stated.

Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company.

                  Name                             Age             Position
----------------------------------------        ----------         ---------
Stanley M. Bergman......................            48             Chairman, Chief Executive Officer, President and
                                                                            Director

Gerald A. Benjamin......................            45             Senior Vice President--Administration and Customer
                                                                            Satisfaction and Director

James P. Breslawski.....................            44             Executive Vice President and Director

Leonard A. David........................            49             Vice President--Human Resources and Special
                                                                            Counsel and Director

Diane Forrest  .........................            51             Senior Vice President--Information Services
                                                                            and Chief Information Officer

Larry M. Gibson ........................            51             President-- Practice Management Technologies
                                                                            Division


Bruce J. Haber .........................            45             Executive Vice President and President-Medical Group
                                                                            and Director

Stephen R. LaHood ......................            50             Senior Vice President--Distribution Services


Mark E. Mlotek..........................            42             Vice President, General Counsel, Secretary and
                                                                            Director

Steven Paladino ........................            40             Senior Vice President, Chief Financial
                                                                            Officer and Director

James W. Stahly ........................            50             President--North American Dental Group


Michael Zack............................            48             Senior Vice President--International Group

     Stanley M. Bergman has been Chairman, Chief Executive Officer and President since 1989 and a director of the Company since 1982. Mr. Bergman held the position of Executive Vice President of the Company and Schein Pharmaceutical, Inc. from 1985 to 1989 and Vice President of Finance and Administration of the Company from 1980 to 1985. Mr. Bergman is a certified public accountant.

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

     Larry M. Gibson joined the Company as President of the Practice Management Technologies Division on February 24, 1997, concurrent with the acquisition of Dentrix . Before joining the Company, Mr. Gibson was founder, Chairman and CEO of Dentrix, started in 1980. Prior to his employment with Dentrix, Mr. Gibson was employed by Weidner Communication Systems from 1978.

     Bruce J. Haber has been an Executive Vice President of Schein and President of Schein's Medical Group since August 1, 1997, the date on which Schein acquired MBMI. Mr. Haber has been a director of the Company since October 1997. Mr. Haber has been President of MBMI since 1983.

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

     Mark E. Mlotek joined the Company in December 1994 as Vice President, General Counsel and Secretary, and became a director of the Company in September 1995. Prior to joining the Company, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, counsel to the Company, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

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

ITEM 2.  Properties

     The Company owns or leases the following properties:

                                                                                Approximate
                                                              Own or
                                                                                   Square             Lease
          Property            Location                         Lease
                                                                                   Footage            Expiration Date
          --------            --------                        -------            -----------          ---------------
Corporate
Headquarters................. Eastern United States            Lease                100,000             December 2005
Distribution Center.......... Eastern United States             Own                 173,000                  N/A
Distribution Center.......... Central United States            Lease                 25,000             December 1999
Distribution Center.......... Western United States            Lease                115,500               June 2002
Distribution Center.......... United Kingdom                   Lease                 85,000              August 2005
Manufacturing
Facilities................... Western United States            Own                    75,000                  N/A
Distribution Center ......... Eastern United States            Lease                 413,000             December 2007
Distribution Center.......... Eastern United States            Lease                 108,000               July 2007
Distribution Center.........  Eastern United States            Lease                 120,000               April 2001
Distribution Center.........  Eastern United States            Lease                  82,000              January 2001
Distribution Center ......... Central United States            Lease                 171,000             November 2011

     The Company also leases warehouse, office, showroom and sales space in other locations in the United States, Canada, France, Germany, the Republic of Ireland, The Netherlands, Spain and the United Kingdom. Two 50%-owned companies also lease space in the United States and Canada.

     The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. As a result of the Company's expansion and acquisition activities, the Company is in the process of consolidating its distribution facilities.

     The Company has additional operating capacity at its listed facilities.

ITEM 3.  Legal Proceedings

     The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 27, 1997, the Company was named a defendant in seventeen such cases. Of the seventeen product liability claims, eleven involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves which were manufactured by third parties. To date, discovery in these cases has been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification, however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company believes it is adequately covered by insurance in all these cases, subject to certain self retention limits, and that none of the currently pending cases should have a material adverse effect on the Company.

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

     From time to time, as part of the Company's effort to expand its field sales force, the Company frequently hires field sales consultants with experience in the office-based healthcare practitioner industry. The Company's hiring practices have from time to time resulted in litigation instituted by former employers of the field sales consultants hired by the Company. The Company intends to vigorously defend these litigations. The Company believes that these actions will not have a material adverse effect on the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     At a special meeting of stockholders held on November 12, 1997, the Company's stockholders approved (i) the issuance of shares of Common Stock in connection with the Company's acquisition of Sullivan and (ii) adopted amendments to the Company's Amended and Restated Certificate of Incorporation
(x) authorizing the Company's Board of Directors to establish from time to time the number of directors constituting the entire Board and enable the Board to amend or repeal any By-law except By-laws adopted by the Company's stockholders from and after the 1997 Annual Meeting of Stockholders and (y) reducing from 80% to 66 2/3% the supermajority voting requirement for amendments to Article V of the Amended and Restated Certificate of Incorporation, relating to the Board of Directors.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

     The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock of the Company as reported on the NASDAQ National Market System since December 31, 1995 through March 23, 1998.

                                                     High             Low
                                                     ----             ---

Fiscal 1996:
1st Quarter                                        $30-3/4          $23-1/2
2nd Quarter                                        $43-1/2          $27-1/2
3rd Quarter                                        $40-1/4          $31-1/4
4th Quarter                                        $41-1/4          $33

Fiscal 1997:
1st Quarter                                        $39              $24-1/2
2nd Quarter                                        $37              $26-7/8
3rd Quarter                                        $40-1/2          $30-1/4
4th Quarter                                        $37-3/4          $31-1/2

Fiscal 1998:
1st Quarter (through March 23, 1998)               $41              $29-1/4

     The Company's Common Stock is quoted through the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "HSIC." On March 23, 1998, there were approximately 1,039 holders of record of the Common Stock. On March 23, 1998, the last reported sales price was $39.00.

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

Issuance of Unregistered Securities

     In 1997, the Company completed the 100% acquisition of four companies by issuing 1,916,866 shares of unregistered Common Stock, with an aggregate value of approximately $55.9 million at the respective closing dates. These transactions were completed without registration under the Securities Act in reliance upon exemptions provided by Section 4(2) of the Securities Act.

ITEM 6. Selected Financial Data

     The following selected financial data with respect to the Company's financial position and its results of operations for each of the five years in the period ended December 27, 1997 set forth below has been derived from the Company's consolidated financial statements. The selected financial data and consolidated financial statements have been restated to give effect to the acquisitions of Sullivan, MBMI and Dentrix, effective November 12, 1997, August 1, 1997 and February 28, 1997, respectively, which were accounted for under the pooling of interests method. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7. The Selected Operating Data and Net Sales By Market Data presented below have not been audited.

                                                                          Years Ended

                                            -----------------------------------------------------------------------
                                            December 27,   December 28,   December 30,  December 31,   December 25,
                                                1997           1996          1995           1994          1993
                                            -----------    -----------    -----------    -----------    -----------
                                                (in thousands, except per share and selected
operating data)
Statement of Operations Data:
Net sales ...............................   $ 1,518,123    $ 1,231,848    $   958,744    $816,040    $   660,789
Cost of sales ...........................     1,067,299        865,156        663,508     573,777        462,831
                                            -----------    -----------    ----------- -----------    -----------
Gross profit ............................       450,824        366,692        295,236     242,263        197,958
Selling, general and administrative
   expenses .............................       388,394        319,294        260,952     212,313        173,623
Merger and integration costs(1) .........        50,779           --             --          --             --
Special management compensation(2) ......          --             --           20,797      21,596            617
Special contingent consideration(3) .....          --             --             --          --            3,216
Special professional  fees(4) ...........          --             --             --         2,007          2,224
                                            -----------    -----------    ----------- -----------    -----------
Operating income ........................        11,651         47,398         13,487       6,347         18,278
Interest income .........................         7,242          6,353          2,680       1,842            951
Interest expense ........................        (5,541)        (4,712)        (7,341)     (4,998)        (3,758)
Other income (expense) - net ............           577            985            453         577           (634)
                                            -----------    -----------    ----------- -----------    -----------
Income before taxes on income,
   minority interest and equity in
   earnings of  affiliates ..............        13,929         50,024          9,279       3,768         14,837
Taxes on income .........................        17,512         18,606         10,823       4,458          6,248
Minority interest in net income (loss) of
   subsidiaries .........................          (430)           246            509         561            318
Equity in earnings of affiliates ........         2,141          1,595          1,537         494          1,296
                                            -----------    -----------    ----------- -----------    -----------
Income (loss) beforcumulative effect

   of accounting change .................        (1,012)        32,767           (516)       (757)         9,567
Cumulative effect of
   accounting change ....................          --             --               --         (60)         1,891
                                            -----------    -----------    -----------  -----------   -----------
Net income (loss) .......................   $    (1,012)   $    32,767    $      (516)   $   (817)   $    11,458
                                            ===========    ===========    ===========  ===========   ===========
Net income (loss) per common share:
   Basic ................................   $     (0.03)   $      1.06    $     (0.02)   $ (0.04)
   Diluted ..............................   $     (0.03)   $      1.01    $     (0.02)   $ (0.04)
Weighted average shares outstanding: ....
   Basic ................................        34,557         30,912         23,157     21,673
   Diluted ..............................        34,557         32,400         23,157     21,673

                                                                                   Years Ended

                                               ------------------------------------------------------------------------------------
                                               December 27,      December 28,      December 30,       December 31,     December 25,
                                                   1997              1996              1995              1994             1993
                                               -----------       ----------         ----------        ----------       -----------
                                                      (in thousands, except per share and selected operating data)
Pro Forma Income Data (5):
Pro forma operating income............                                         $   34,284        $   31,004
Pro forma net income.................                             $   31,570   $   18,574        $   16,731
Pro forma net income per
   common share:
   Basic .............................                            $     1.02   $     0.80        $     0.77
   Diluted ...........................                            $     0.97   $     0.76        $     0.74
Pro forma average shares outstanding:
   Basic ............................                                 30,912       23,157            21,673
   Diluted............................                                32,400       24,443            22,757

Selected Operating Data:
Number of orders shipped .................       5,213,000         4,445,000    3,864,000         3,505,000         3,146,000
Average order size .......................      $      291        $      277   $      248        $      233        $      210

Net Sales by Market Data:
Dental(6) ................................      $  819,083        $  677,226   $  543,265        $  477,939        $  422,223
Medical ..................................         441,015           341,329      245,439           211,393           144,972
Veterinary ...............................          40,843            35,329       29,330            27,872            24,312
Technology(7) ............................          35,943            30,965       33,007            14,909             9,866
International(8) .........................         181,239           146,999      107,703            83,927            59,416
                                                ----------        ----------   ----------        ----------        ----------
                                                $1,518,123        $1,231,848   $  958,744        $  816,040        $  660,789
                                                ==========        ==========   ==========        ==========        ==========

Balance Sheet Data (at period end):
Working capital ..........................      $  307,027        $  286,354   $  181,080        $  152,252        $  132,570
Total assets .............................         741,194           628,944      447,415           326,939           262,825
Total debt ...............................         114,535            48,893       70,698            80,957            59,322
Redeemable stock (9) .....................            --                --           --              14,745              --
Minority interest ........................           2,225             5,289        4,547             1,823             1,051
Stockholders' equity .....................         411,198           399,517      227,198           115,831           109,294

-----------------
(1) Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs incurred in connection with the 1997 acquisitions of Sullivan, MBMI and Dentrix, which were accounted for under the pooling of interests method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of

     Operations - Recent Developments" in Item 7 and the Consolidated Financial Statements and related notes thereto in Item 8.

(2) Includes: (a) for 1995, non-cash special management compensation charges of $17.5 million arising from final mark-to-market adjustments (reflecting an increase in estimated market value from 1994 to the initial public offering price of $16.00 per share) for stock grants made to an executive officer of the Company in 1992 and other stock issuances made to certain other senior management of the Company (because of certain repurchase features which expired with the initial public offering), an approximate $2.8 million non-cash special management compensation charge (also based on the initial public offering price of $16.00 per share) relating to compensatory options granted in 1995, and a cash payment of $0.5 million for additional income taxes resulting from such stock issuances; (b) for 1994, non-cash special management compensation arising from accelerated amortization of deferred compensation arising from the 1992 stock grants to an executive officer of the Company of $17.3 million, which included a 1994 mark-to-market adjustment (because of the repurchase features referred to above) of $9.1 million, due to the resolution, with the closing of the Reorganization, of certain contingencies surrounding the issuance of the stock grants, non-cash special management compensation charges of $1.6 million (net of prior accruals of approximately $1.9 million under an executive incentive plan) arising from stock issuances to certain other senior management of the Company, valued at $3.5 million, and cash payments for income taxes of approximately $2.4 million resulting from these stock issuances and $0.3 million for additional income taxes resulting from the 1992 stock grants; and (c) for 1993, non-cash special management compensation charges of $0.6 million in amortization of deferred compensation arising from the 1992 stock grants. See "Management's Discussion and Analysis of Financial Condition And Results of Operations - Overview" in Item 7 herein.

(3) Includes $0.7 million paid in connection with an acquisition and $2.5 million resulting from the buyout of employees' rights to future income contained in their employment agreements. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Overview" in
     Item 7 herein.

(4) Includes special professional fees incurred by the Company in connection with the Reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in Item 7 herein.

(5) Reflects the pro forma elimination of special charges incurred in 1995 and 1994 for special management compensation of $20.8 million and $21.6 million, respectively, and special professional fees incurred in 1994 of $2.0 million, arising from the Reorganization, and the related tax effects of $1.2 million and $5.8 million for 1995 and 1994, respectively, and provision for income taxes on previously untaxed earnings of Dentrix as an S Corporation of $1.2 million, $0.5 million and $0.3 million for 1996, 1995 and 1994, respectively. See "Management's Discussion and Analysis of Results of Financial Condition and Results of Operations-Overview and Recent Developments"" in Item 7 herein.

(6) Dental consists of the Company's dental business in the United States and Canada.

(7) Technology consists of the Company's practice management software business and certain other value-added products and services.

(8) International consists of the Company's business (substantially all dental) outside the United States and Canada, primarily Europe.

(9) Redeemable stock includes stock issued for compensation which was subject to repurchase by the Company at fair market value in the event of termination of employment of the holder of such shares, as well as shares purchased by the trust for the Company's ESOP and allocable to the ESOP participants. With the completion of the Company's initial public offering, the stock issued for compensation and the ESOP Common Stock were no longer subject to repurchase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview" in Item 7 herein.

ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations has been restated to give retroactive effect to the transactions accounted for under the pooling of interests method of accounting and should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

Recent Developments

     During the year ended December 27, 1997, the Company acquired in pooling of interests transactions, all of the outstanding common stock of (i) Sullivan, a distributor of consumable dental supplies and equipment, with 1996 net sales of approximately $241.6 million, (ii) MBMI a distributor of medical supplies with 1996 net sales of approximately $150.1 million, and (iii) Dentrix, a leading provider of clinically-based dental practice management systems with 1996 net sales of approximately $10.2 million. Prior to its acquisition by the Company, Dentrix elected to be treated as an S Corporation under the Internal Revenue Code, and accordingly, its earnings were not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect a provision for income taxes on such previously untaxed earnings for each period presented.


     In connection with these acquisitions, the Company incurred certain merger and integrations costs of approximately $50.8 million during the year ended December 27, 1997. Net of taxes, merger and integration costs were approximately $1.17 per share, on a diluted basis. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs associated with these mergers. Excluding the merger and integration costs, net income and net income per common share, on a diluted basis, would have been $41.7 million and $1.14, respectively, for the year ended December 27, 1997.

     In addition to these three acquisitions, the Company completed 20 other acquisitions including; three medical and nine dental supply companies with aggregate net sales for 1996 of approximately $32.0 million and $17.1 million, respectively; two international dental and three international medical supply companies with aggregate net sales for 1996 of approximately $5.3 million and $18.3 million, respectively; two technology and value-added product companies with aggregate net sales for 1996 of approximately $10.1 million; and certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians with net sales for 1996 of approximately $50.0 million.

     Of the 23 completed acquisitions, six were accounted for under the pooling of interests method of accounting, with the remainder being accounted for under the purchase method of accounting (fourteen for 100% ownership interests and three for majority ownership interests). The financial statements have been restated to give retroactive effect to three of the pooling transactions (Sullivan, MBMI and Dentrix) as the remaining three pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Operations of the 1997 completed acquisitions, accounted for under the purchase method of accounting, have been included in the consolidated financial statements from their respective acquisition dates.

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

Results of Operations

     The following table sets forth for the periods indicated the percentage of net sales by market of the Company and the percentage change in such items for the years ended 1997, 1996 and 1995.



                                                                                           Percentage Increase
                                   Percentage of Net Sales                                     (Decrease)
                               ------------------------------------------------------------------------------------
                                                Years Ended
                              ---------------------------------------------------
                              December 27,       December 28,      December 30,
                                 1997               1996              1995          1997 to 1996    1996 to 1995
                               ------------------------------------------------------------------------------------
Net Sales by Market:
Dental(1)                          54.0%              55.0%             56.7%        20.9%          24.6%
Medical                            29.0               27.7              25.6         29.2           39.1
Veterinary                          2.7                2.9               3.1         15.6           20.5
Technology(2)                       2.4                2.5               3.4         16.1           (6.2)
International(3)                   11.9               11.9              11.2         23.3           36.5
                                  -----              -----             -----
                                  100.0%             100.0%            100.0%        23.2           28.5

-----------

(1) Dental consists of the Company's dental business in the United States and Canada.

(2) Technology consists of the Company's practice management software business and certain other value-added products and services.

(3) International consists of the Company's business (substantially all dental) outside the United States and Canada, primarily in Europe.

1997 Compared to 1996

     Net sales increased $286.3 million, or 23.2%, to $1,518.1 million in 1997 from $1,231.8 million in 1996. Of the $286.3 million increase, approximately $141.9 million represented a 20.9% increase in the Company's dental business, $99.7 million represented a 29.2% increase in its medical business, $34.2 million represented a 23.3% increase in its international business, $5.5 million represented a 15.6% increase in the Company's veterinary business, and $5.0 million, represented a 16.1% increase in its technology business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), purchase acquisitions, continued success in the Company's target marketing programs and increased sales in the large dental equipment market. Of the approximately $99.7 million increase in medical net sales, approximately $16.9 million, or 17.0%, represents incremental net sales to renal dialysis centers, with a more focused direct mail strategy, large account flu vaccine sales and acquisitions primarily accounting for the balance of the increase in medical net sales. The Company's largest renal dialysis customer (Renal Treatment Centers, Inc.) was recently acquired by Total Renal Care, Inc. who currently is not a customer of the Company. In the international market, the increase in net sales was due to acquisitions, primarily in Germany and the United Kingdom, and increased account penetration in France and Germany. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $10.5 million. Had net sales for the international market been translated at the same exchange rates in effect during 1996, net sales would have increased by an additional 7.7%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with corporate accounts, improved participation in select purchasing groups, and targeted emphasis on the equine race track segment.

The increase in technology and value-added product sales was primarily due to increase in sales of Dentrix software systems and 1997 acquisitions.

     Gross profit increased by $84.1 million, or 22.9%, to $450.8 million in 1997, from $366.7 million in 1996, substantially following the changes in sales. Gross profit margin decreased by only 0.1% to 29.7% from 29.8% last year, with slight improvements in technology, international and medical margins offset by nominal declines in veterinary and dental margins.

     Selling, general and administrative expenses, excluding merger and integration costs, increased by $69.1 million, or 21.6%, to $388.4 million in 1997 from $319.3 million in 1996. Selling and shipping expenses increased by $45.7 million, or 20.8%, to $265.6 million in 1997 from $219.9 million in 1996. As a percentage of net sales, selling and shipping expenses decreased 0.4% to 17.5% in 1997 from 17.9% in 1996. This decrease was primarily due to leveraging of the Company's distribution infrastructure, partially offset by incremental shipping, payroll and related costs amounting to $1.3 million resulting from the Teamsters strike against UPS in the third quarter and an increase in selling expenses. General and administrative expenses increased $23.4 million, or 23.5%, to $122.8 million in 1997 from $99.4 million in 1996, primarily as a result of purchase acquisitions. As a percentage of net sales, general and administrative expenses remained unchanged at 8.1% in 1997 and 1996.

     Other income (expense) - net decreased by $0.3 million, to $2.3 million for the year ended December 27, 1997 from $2.6 million for 1996. Interest expense increased due principally to an increase in average borrowings partially offset by a decline in the average cost of borrowing. Interest income increased primarily due to an increase in finance charge income and imputed interest income arising form non-interest bearing extended payment term sales.


     Equity in earnings of affiliates increased $0.5 million or 31.3% to $2.1 million in 1997 from $1.6 million in 1996. This increase in earnings of affiliates was primarily due to increased sales volume and improved margins for the products sold by an unconsolidated 50%-owned company.

     For 1997 the Company's effective tax rate was 125.7%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 39.5%. The difference between the effective tax rate ( excluding merger and integration costs) and the Federal statutory rate relates primarily to state income taxes. For 1996, the Company's provision for taxes was $18.6 million, while the pre-tax income was $50.0 million. On a pro forma basis, adjusting for a provision for taxes on the previously untaxed earnings of Dentrix included in 1996 results, Schein's effective tax rate would have been 39.6%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes offset by tax-exempt interest on municipal securities.

1996 Compared to 1995

     Net sales increased $273.1 million, or 28.5%, to $1,231.8 million in 1996 from $958.7 million in 1995. Of the $273.1 million increase, approximately $133.9 million represented a 24.6% increase in the Company's dental business, $95.9 million represented a 39.1% increase in its medical business, $39.3 million represented a 36.5% increase in its international business and $6.0 million represented a 20.5% increase in the Company's veterinary business, offset by a $2.0 million, or 6.2% decrease in its technology business. The dental net sales increase was primarily the result of the Company's continued emphasis on its integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), expansion into the U.S. market for large dental equipment, which helped increase sales to existing customers and allowed for greater market penetration and acquisitions. Of the approximately $95.9 million increase in medical net sales, approximately $20.9 million, or 21.8%, represents incremental net sales to renal dialysis centers, with the effects of acquisitions, increased sales to hospitals, increased outbound telesales activity and the addition of new customers primarily accounting for the balance of the increase in medical net sales. In the international market, the increase in net sales was due to acquisitions, primarily in France, and increased account penetration in Germany and the United Kingdom. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $4.4 million dollars. Had net sales for the International market been translated at the same exchange rates in effect during 1995, net sales would have increased by an additional 4.1%. In the veterinary market, the increase in net sales was due to the full year impact of new product lines introduced in the fourth quarter of 1995, increased account penetration and continued volume growth to customers of a veterinary-sponsored purchasing group. Net sales in the Company's technology group was below last year's sales volume levels due to unusually high sales volume in the fourth quarter of 1995 related to the introductory launch, at that time, of the Company's Easy Dental (R) Plus Windows (R) based product; offset due to increase in sales of Dentrix software systems.

     Gross profit increased by $71.5 million, or 24.2%, to $366.7 million in 1996, from $295.2 million in 1995, while gross profit margin decreased by 1.0% to 29.8% from 30.8% for the same period. The decrease in gross profit margin was primarily due to product mix as fewer high margin Easy Dental(R) Plus for Windows(R) products were sold in 1996 coupled with lower margin hospital sales. Excluding the gross profit margin for the Company's technology group, which was 69.0% for 1996 as compared to 79.3% for 1995, gross profit margins decreased by 0.4% from 29.1% for 1995 to 28.7% for 1996.

     Selling, general and administrative expenses increased by $58.3 million, or 22.3%, to $319.3 million in 1996 from $261.0 million in 1995. Selling and shipping expenses increased by $45.0 million, or 25.7%, to $219.9 million in 1996 from $174.9 million in 1995. As a percentage of net sales, selling and shipping expenses decreased 0.3% to 17.9% in 1996 from 18.2% in 1995. The decrease in selling and shipping expenses as a percentage of net sales was primarily due to reductions in sales promotions offered by the Company's technology group in conjunction with the introductory promotion of Easy Dental(R) Plus for Windows(R) version which occurred during 1995. These introductory promotional expenses represented 0.6% of net sales in 1995. Excluding these expenses from 1995, selling and shipping expenses, as a percentage of net sales, would have been 0.3% higher than last year. This increase was due primarily to increased commissions as a result of increased sales, various promotional programs and incremental field sales and marketing personnel. General and administrative expenses increased $13.3 million, or 15.4%, to $99.4 million in 1996 from $86.1 million in 1995, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 0.9% to 8.1% in 1996 from 9.0% in 1995 due primarily to the relatively fixed nature of general and administrative expenses when compared to the 28.5% increase in sales volume for the same period.

     Interest-net increased $6.3 million to a net interest income of $1.7 million in 1996 from a net interest expense of $4.6 million in 1995. This decrease primarily resulted from the use of the proceeds of the Company's follow-on offering in June 1996 and from the conversion of outstanding warrants to reduce debt, an increase in interest income arising from the temporary investment of proceeds in excess of debt and imputed interest income arising from non-interest bearing extended payment term sales, offset in part by an increase in average interest rates.

     For 1996, the Company's provision for taxes was $18.6 million, while the pre-tax income was $50.0 million. On a pro forma basis, adjusting for a provision for taxes on the previously untaxed earnings of Dentrix included in

1996 results, Schein's effective tax rate would have been 39.6%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes offset by tax-exempt interest on municipal securities. In 1995, the Company's provision for taxes was $10.8 million, while the pre-tax income was $9.3 million. The difference between the tax provision and the amount that would have been recoverable by applying the statutory rate to pre-tax loss was attributable substantially to the non-deductibility for income tax purposes of the $17.5 million appreciation in the value of the stock issued to an executive officer and other senior management of the Company. On a pro forma basis, excluding special charges, and adjusting for a provision for taxes on the previously untaxed earnings of Dentrix included in 1995 results, taxes on income for 1995 were $12.6 million, resulting in an effective tax rate of 41.9%. The difference between the pro forma effective tax rate and the Federal statutory rate relates primarily to state income taxes and currently non-deductible net operating losses of certain foreign subsidiaries, primarily in France, which are not included in the Company's consolidated tax return.

     In the fourth quarter of 1996 the Company made adjustments which increased net income by approximately $2.4 million. These adjustments, which related predominately to estimated reserves for premium coupon redemptions, finance charges receivable, and income taxes, resulted from management's updated evaluations of historical trends (reflecting changes in business practices and other factors) and other assumptions underlying such estimates. The amounts of such reserves in prior quarters were based on reasonable estimates reflecting available facts and circumstances.

Year 2000

     Management has initiated a company-wide program to prepare the Company's computer systems and applications for the year 2000, as well as identify critical third parties which the Company relies upon to operate its business to assess their readiness for the year 2000. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company expects to incur internal payroll costs as well as consulting costs and other expenses related to infrastructure and facilities enhancements necessary to prepare for the Company's systems for the year 2000. Management estimates that the cost of this program will be between $2.0 million and $3.0 million, with approximately $1.5 million representing incremental costs to the Company. There can be no assurance that the systems of other companies which the Company's systems rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's systems and results of operations.

Inflation

     Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Effect of Recently Issued Accounting Standards

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS No. 14, Financial Reporting for Segments of a Business

Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

Risk Management

     The Company has operations in the United States, Canada, Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria and Spain. Substantially all of the Company's operations endeavors to protect its margins by using foreign currency forward contracts to hedge the estimated foreign currency payments to foreign vendors. The total U.S. dollar equivalent of all foreign currency forward contracts hedging vendor payments was $3.4 million as of the 1997 fiscal year end.

     The Company considers its investment in foreign operations to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company has experienced negative translation adjustments of approximately $1.0 million and $0.5 million in 1997 and 1996, respectively, which adjustments were reflected in the balance sheet as an adjustment to stockholders' equity. The cumulative translation adjustment at the end of 1997 showed a net negative translation adjustment of $1.6 million.

     The Company issues a Canadian catalog once a year with prices stated in Canadian dollars; however, orders are shipped from the Company's United States warehouses resulting in U.S. dollar costs for Canadian dollar sales. To minimize the exposure to fluctuations in foreign currency exchange rates, in January 1998 the Company entered into a foreign currency forward option with a major international bank to convert estimated monthly Canadian dollar receipts into U.S. dollars. Under this agreement, the Company has an option to sell 6.0 million Canadian dollars at predetermined fixed rates. The option expires on August 28, 1998, however the Company anticipates entering into new options and contracts in the normal course of its business.

     A balloon payment of approximately $3.4 million due to a bank under a term loan related to a Dutch acquisition came due in October 1997. The Company settled this loan by entering into a new Netherlands Guilder (NLG) loan in the amount of 6.5 million NLG. The loan serves to hedge the repayment of an intercompany loan in the same amount, denominated in NLG, due from a Dutch subsidiary. The new NLG loan has a balloon payment of 4.1 million NLG due in January 2002.

     The Company entered into two interest rate swaps with major financial institutions to exchange variable rate interest for fixed rate interest. The net result was to substitute a weighted average fixed interest rate of 7.81% for the variable LIBOR rate on $13.0 million of the Company's debt. The interest rate swaps expire in October and November of 2001. The Company entered into an interest rate collar agreement with a major bank for $10.0 million. The agreement limits the net interest rate charged to 8.25%. The Company receives no further interest rate benefit once the applicable interest rate falls below 6.55%. This agreement matures in June 1998.

Liquidity and Capital Resources

     The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products, special inventory forward buy-in opportunities and to fund initial start-up inventory requirements for new distribution centers, (b) acquisitions, and (c) capital expenditures. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. In addition, a subsidiary of the Company had a stock repurchase plan under which 205,800 shares of common stock, on a converted basis, were repurchased from the public over the last two years at an approximate cost of $2.5 million. The Company has financed its business primarily through its revolving credit facilities and stock issuances.

     Net cash used in operating activities for the year ended December 27, 1997 of $37.2 million resulted primarily from a net increase in working capital of $65.5 million offset in part by non-cash charges relating primarily to provision for merger and integration costs, depreciation and amortization and allowances on accounts receivable of $17.1 million, $14.4 million and $3.1 million, respectively. The increase in working capital was primarily due to (i) a $45.3 million increase in accounts receivable resulting primarily from increased net sales and extended payment terms and a decrease in the percentage of customers who make payment with their orders , (ii) a $24.1 million increase in inventories, primarily due to year-end inventory forward buy-in opportunities and to fund initial start-up inventory requirements for new distribution centers, and (iii) a $4.9 million increase in loans and other receivables, offset in part by an increase in accounts payable and other accrued expenses of $8.7 million. The Company anticipates future increases in working capital as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the year ended December 27, 1997 of $55.1 million resulted primarily from cash used to make acquisitions of $32.9 million and capital expenditures of $16.5 million. During the past three years, the Company has invested more than $43.0 million in the development of new computer systems, and expenditures for new operating facilities. The Company expects that it will continue to invest in excess of $30.0 million during the year-ending December 26, 1998, including approximately $10.0 million to $12.0 million relating to the consolidation and integration of facilities and systems as a result of recent acquisitions. Thereafter, the Company expects to invest in excess of $20.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

     Net cash provided by financing activities for the year ended December 27, 1997 of $54.3 million resulted primarily from cash proceeds from bank borrowings of approximately $69.9 million offset by debt repayments of approximately $16.0 million.

     Certain acquisitions and joint ventures, holders of minority interests in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

     The Company's cash and cash equivalents as of December 27, 1997 of $7.8 million consist of bank balances and investments in commercial paper rated AAA by Moody's (or an equivalent rating). These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     The Company entered into an amended revolving credit facility on August 15, 1997 that increased its main credit facility to $150.0 million and extended the facility termination date to August 15, 2002. Borrowings under the credit facility were $76.2 million at December 27, 1997. Certain of the Company's subsidiaries have credit facilities that totaled $35.3 million at December 27, 1997 under which $12.0 million had been borrowed.

     The aggregate purchase price of the acquisitions completed during 1997, including the acquisition of the minority interests of a subsidiary, was approximately $494.7 million, payable $33.1 million in cash, $8.6 million in notes and $453.0 million in stock. The cash portion of the purchase price was primarily funded by proceeds from the Company's follow-on offering, completed in June 1996.

     The Company believes that its cash and cash equivalents of $7.8 million as of December 27, 1997, its ability to access public debt and equity markets and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

ITEM 8.  Financial Statements and Supplementary Data



                          INDEX TO FINANCIAL STATEMENTS

HENRY SCHEIN, INC. AND SUBSIDIARIES                                                             Page Number
-----------------------------------                                                             -----------
Reports of Independent Certified Public Accountants......................................          30

Consolidated Financial Statements:

   Balance Sheets as of December 27, 1997 and December 28, 1996..........................          33
   Statements of Operations for the years ended December 27, 1997,
      December 28, 1996 and December 30, 1995  ..........................................          34
   Statements of Stockholders' Equity for the years ended December 27, 1997,
     December 28, 1996 and December 30, 1995 ............................................          35
   Statements of Cash Flows for the years ended December 27, 1997,
     December 28, 1996 and December 30, 1995 ............................................          36
   Notes to Consolidated Financial Statements ...........................................          37

Schedule, years ended December 27, 1997, December 28, 1996 and December 30, 1995

   II - Valuation and Qualifying Accounts ...............................................          87

All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Henry Schein, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. and Subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 and 1995 consolidated financial statements of Micro Bio-Medics, Inc., which statements reflect total assets of $60,444,000 as of November 30, 1996, and total revenues of $150,143,000 and $119,874,000, for the years ended November 30, 1996 and 1995, respectively, or the 1996 and 1995 financial statements of Sullivan Dental Products, Inc. which statements reflect total assets of $101,050,000 as of December 31, 1996 and total revenues of $241,583,000 and $215,568,000 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely on the reports of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. and Subsidiaries at December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997 in conformity with generally accepted accounting principles.


BDO SEIDMAN, LLP


New York, New York
February 27, 1998

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Micro Bio-Medics, Inc.
Pelham Manor, New York

We have audited the consolidated balance sheets of Micro Bio-Medics, Inc. and Subsidiaries as of November 30, 1996 and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the two years in the period ended November 30, 1996, not presented seperately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Micro Bio-Medics, Inc. and Subsidiaries as of November 30, 1996 and the results of their operations and their cash flows for each of the two years in the period ended November 30, 1996, in conformity with generally accepted accounting principles.


MILLER, ELLIN & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
February 2, 1997, except for Notes 8 and 12 which are dated March 7, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Sullivan Dental Products, Inc.
West Allis, Wisconsin

We have audited the balance sheets of Sullivan Dental Products, Inc. as of December 31, 1996 and the related statements of income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Sullivan Dental Products, Inc. as of December 31, 1996 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


DELOITTE & TOUCHE, LLP


Milwaukee, Wisconsin
February 18, 1997

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                             December 27,   December 28,
                                                                 1997          1996
                                                               ---------    ---------
ASSETS                                                                      (Restated)
Current assets:
   Cash and cash equivalents ...............................   $   7,824    $  45,814
   Accounts receivable, less reserves of $13,048 and $9,035,
      respectively .........................................     261,665      207,187
   Inventories .............................................     212,848      180,750
   Deferred income taxes ...................................      13,323        7,944
   Other ...................................................      39,396       31,987
                                                               ---------    ---------
          Total current assets .............................     535,056      473,682
Property and equipment, net ................................      54,449       48,019
Goodwill and other intangibles, net ........................     122,217       77,718
Investments and other ......................................      29,472       29,525
                                                               ---------    ---------
                                                               $ 741,194    $ 628,944
                                                               =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable ........................................   $ 129,806    $ 120,693
   Bank credit lines .......................................      11,973        6,716
   Accruals:
      Salaries and related expenses ........................      20,729       14,146
      Merger and integration costs .........................      17,056         --
      Other ................................................      39,095       36,879
   Current maturities of long-term debt ....................       9,370        8,894
                                                               ---------    ---------
          Total current liabilities ........................     228,029      187,328
Long-term debt .............................................      93,192       33,283
Other liabilities ..........................................       6,550        3,527
                                                               ---------    ---------
          Total liabilities ................................     327,771      224,138
                                                               ---------    ---------
Minority interest ..........................................       2,225        5,289
                                                               ---------    ---------
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, authorized 60,000,000;
      issued: 35,146,892 and
      33,817,550, respectively .............................         352          338
   Additional paid-in capital ..............................     322,998      314,000
   Retained earnings .......................................      92,238       89,717
   Treasury stock, at cost, 62,479 and 281,394

      shares, respectively .................................      (1,156)      (3,902)
   Foreign currency translation adjustment .................      (1,609)        (636)
   Deferred compensation ...................................      (1,625)        --
                                                               ---------    ---------
          Total stockholders' equity .......................     411,198      399,517
                                                               ---------    ---------
                                                               $ 741,194    $ 628,944
                                                               =========    =========


          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)

                                                               Years Ended
                                                 -----------------------------------------
                                                 December 27,   December 28,   December 30,
                                                    1997           1996           1995
                                                 -----------    -----------    -----------
                                                                (Restated)     (Restated)
Net sales ....................................   $ 1,518,123    $ 1,231,848    $   958,744
Cost of sales ................................     1,067,299        865,156        663,508
                                                 -----------    -----------    -----------
   Gross profit ..............................       450,824        366,692        295,236

Operating expenses:
   Selling, general and administrative .......       388,394        319,294        260,952
   Special management compensation ...........          --             --           20,797
   Merger and integration costs ..............        50,779           --             --
                                                 -----------    -----------    -----------
      Operating income .......................        11,651         47,398         13,487
Other income (expense):
   Interest income ...........................         7,242          6,353          2,680
   Interest expense ..........................        (5,541)        (4,712)        (7,341)
   Other-net .................................           577            985            453
                                                 -----------    -----------    -----------
      Income before taxes on income, minority
          interest and equity in earnings of
          affiliates .........................        13,929         50,024          9,279
Taxes on income ..............................        17,512         18,606         10,823
Minority interest in net income (loss) of
   subsidiaries ..............................          (430)           246            509
Equity in earnings of affiliates .............         2,141          1,595          1,537
                                                 -----------    -----------    -----------
Net income (loss) ............................   $    (1,012)   $    32,767    $      (516)
                                                 ===========    ===========    ===========

Net income (loss) per common share:
   Basic .....................................   $     (0.03)   $      1.06    $     (0.02)
                                                 ===========    ===========    ===========
   Diluted ...................................   $     (0.03)   $      1.01    $     (0.02)
                                                 ===========    ===========    ===========
Weighted average shares outstanding:
   Basic .....................................        34,557         30,912         23,157
   Diluted ...................................        34,557         32,400         23,157

Pro forma:
   Historical net income (loss) ..............                  $    32,767    $      (516)
   Pro forma adjustments:

      Special management compensation ........                         --           20,797
      Tax effect of above ....................                         --           (1,174)
      Provision for income taxes on previously
          untaxed earnings of an acquisition .                       (1,197)          (533)
                                                                -----------    -----------
   Pro forma net income ......................                  $    31,570    $    18,574
                                                                ===========    ===========
   Pro forma net income per common share:
      Basic ..................................                  $      1.02    $      0.80
                                                                ===========    ===========
      Diluted ................................                  $      0.97    $      0.76
                                                                ===========    ===========
   Weighted average shares outstanding:
      Basic ..................................                       30,912         23,157
      Diluted ................................                       32,400         24,443

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                             Common  Stock
                                                                            $.01 Par Value         Additional
                                                                      --------------------------     Paid-in        Retained
                                                                        Shares          Amount       Capital        Earnings
                                                                      -----------     -----------   -----------    -----------

Balance , December 31, 1994, as previously reported ...............     9,923,859    $          99   $     9,960    $    29,954
Adjustment for pooled companies ...................................    10,032,498              100        39,950         36,225
                                                                      -----------      -----------   -----------    -----------
Balance, December 31, 1994, as restated ...........................    19,956,357              199        49,910         66,179
Net loss ..........................................................          --                 --           --            (516)
Dividends paid by pooled companies ................................          --                 --           --          (2,912)
Shares issued for acquisition .....................................     1,341,266               14         7,957           --
Stock issued in initial public offering ...........................     5,090,000               51        72,417           --
Reclassification of redeemable stock issued as special compensation
   and to ESOP trust upon closing of initial public offering ......     2,084,398               20        32,180           --
Issuance of compensatory stock options ............................          --                 --         2,805           --
Purchase of treasury stock (233,442 shares) .......................          --                 --            --           --
Shares reacquired from a prior year's acquisition (7,497 shares) ..          --                 --            --           --
Foreign currency translation adjustment ...........................          --                 --            --           --
Shares issued for stock options and warrants, including tax benefit        84,996                1           779           --
Shares issued for conversion of debentures ........................       116,250                1         1,389           --
                                                                      -----------      -----------   -----------    -----------
Balance, December 30, 1995 ........................................    28,673,267              286       167,437         62,751
Net income ........................................................          --                 --            --         32,767
Dividends paid by pooled companies ................................          --                 --            --         (5,801)
Shares issued for acquisitions ....................................       820,930               10        16,246           --
Stock issued in follow-on offering ................................     3,734,375               37       124,070           --
Stock issued to ESOP trust ........................................        24,210               --           820           --
Purchase of treasury stock (27,455 shares) ........................          --                 --           --            --
Shares reacquired from a prior year's acquisition (13,000 shares) .          --                 --           --            --
Foreign currency translation adjustment ...........................          --                 --           --            --
Shares issued for stock options and warrants, including tax benefit       448,518                4         4,030           --
Shares issued for conversion of debentures ........................       116,250                1         1,397           --
                                                                      -----------      -----------   -----------    -----------
Balance, December 28, 1996 ........................................    33,817,550              338       314,000         89,717
Retained earnings of three companies acquired under the pooling of
   interests method, deemed not material in the aggregate .........          --                 --            --          5,899
Adjustment to change the fiscal year end of a company acquired
   under the pooling of interests method ..........................          --                 --            --             76
Net loss ..........................................................          --                 --            --         (1,012)
Dividends paid by pooled companies ................................          --                 --            --         (2,442)
Shares issued for acquisitions ....................................       906,401                9         2,945           --
Restricted stock issued in accordance with executive compensation
   agreements .....................................................        44,846               --            --           --

Treasury shares issued for acquisitions (246,960 shares) ..........          --                 --            --           --
Purchase of treasury stock (30,507 shares) ........................          --                 --            --           --
Shares reacquired from a prior year's acquisition (2,339 shares) ..          --                 --            --           --
Treasury  shares retired ..........................................        (5,644)              --           (95)          --
Foreign currency translation adjustment ...........................          --                 --            --           --
Stock issued to ESOP trust ........................................        44,122               --         1,150           --
Shares issued for stock options, including tax benefit ............       339,617                5         4,998           --
                                                                      -----------      -----------   -----------    -----------
Balance, December 27, 1997 ........................................    35,146,892    $         352   $   322,998    $    92,238
                                                                      ===========      ===========   ===========    ===========

                                                                                     Currency       Deferred        Total
                                                                       Treasury     Translation      Compen-     Stockholders'
                                                                         Stock      Adjustment       sation         Equity
                                                                      -----------   -----------    -----------    -----------

Balance , December 31, 1994, as previously reported ...............   $      --      $     (458)   $      --      $    39,555
Adjustment for pooled companies ...................................          --             --            --           76,275
                                                                      -----------  -----------    -----------    ------------
Balance, December 31, 1994, as restated ...........................          --            (458)          --          115,830
Net loss ..........................................................          --             --            --             (516)
Dividends paid by pooled companies ................................          --             --            --           (2,912)
Shares issued for acquisition .....................................          --             --            --            7,971
Stock issued in initial public offering ...........................          --             --            --           72,468
Reclassification of redeemable stock issued as special compensation
   and to ESOP trust upon closing of initial public offering ......          --             --            --           32,200
Issuance of compensatory stock options ............................          --             --            --            2,805
Purchase of treasury stock (233,442 shares) .......................        (3,000)          --            --           (3,000)
Shares reacquired from a prior year's acquisition (7,497 shares)...          (101)          --            --             (101)
Foreign currency translation adjustment ...........................          --            283            --              283
Shares issued for stock options and warrants, including tax benefit          --             --            --              780
Shares issued for conversion of debentures ........................          --             --            --            1,390
                                                                      -----------  -----------    -----------    ------------
Balance, December 30, 1995 ........................................        (3,101)        (175)           --          227,198
Net income ........................................................          --             --            --           32,767
Dividends paid by pooled companies ................................          --             --            --           (5,801)
Shares issued for acquisitions ....................................          --             --            --           16,256
Stock issued in follow-on offering ................................          --             --            --          124,107
Stock issued to ESOP trust ........................................          --             --            --              820
Purchase of treasury stock (27,455 shares) ........................          (628)          --            --             (628)
Shares reacquired from a prior year's acquisition (13,000 shares) .          (173)          --            --             (173)
Foreign currency translation adjustment ...........................          --           (461)           --             (461)
Shares issued for stock options and warrants, including tax benefit          --             --            --            4,034
Shares issued for conversion of debentures ........................          --             --            --            1,398
                                                                      -----------  -----------    -----------    ------------
Balance, December 28, 1996 ........................................        (3,902)        (636)           --          399,517
Retained earnings of three companies acquired under the pooling of
   interests method, deemed not material in the aggregate .........          --             --            --            5,899
Adjustment to change the fiscal year end of a company acquired
   under the pooling of interests method ..........................          --             --            --               76
Net loss ..........................................................          --             --            --           (1,012)
Dividends paid by pooled companies ................................          --             --            --           (2,442)

Shares issued for acquisitions ....................................          --             --            --            2,954
Restricted stock issued in accordance with executive compensation
   agreements .....................................................          --             --          (1,625)        (1,625)
Treasury shares issued for acquisitions (246,960 shares) ..........         3,303           --            --            3,303
Purchase of treasury stock (30,507 shares) ........................          (618)          --            --             (618)
Shares reacquired from a prior year's acquisition (2,339 shares) ..           (34)          --            --              (34)
Treasury  shares retired ..........................................            95           --            --             --
Foreign currency translation adjustment ...........................          --           (973)           --             (973)
Stock issued to ESOP trust ........................................          --             --            --            1,150
Shares issued for stock options, including tax benefit ............          --             --            --            5,003
                                                                      -----------  -----------    -----------     -----------
Balance, December 27, 1997 ........................................   $    (1,156)    $ (1,609)   $    (1,625)    $   411,198
                                                                      ===========   ===========    ===========    ===========


          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                               Years Ended
                                                                -----------------------------------------------
                                                                December 27,   December 28,          December 30,
                                                                    1997          1996                   1995
                                                                ------------  ------------           ------------
Cash flows from operating activities:
Net income (loss) .............................................   $  (1,012)   $  32,767            $    (516)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
    Depreciation and amortization .............................      14,374       11,624                9,063
   Provision for losses and allowances on accounts
           receivable .........................................       3,083        1,477                2,445
   Stock issued to ESOP trust .................................       1,150          820                   --
   Provision (benefit) for deferred income taxes ..............      (3,920)       2,884                 (874)
   Provision for merger and integration costs .................      17,056         --                     --
   Special management compensation ............................        --           --                 20,289
   Undistributed earnings of affiliates .......................      (2,141)      (1,595)              (1,537)
   Minority interest in net income (loss) of subsidiaries .....        (430)         246                  509
   Other ......................................................         221         (593)                (524)
 Changes in assets and liabilities:
      Increase in accounts receivable .........................     (45,304)     (50,149)             (38,710)
      Increase in inventories .................................     (24,113)     (16,936)             (16,648)
      Increase in other current assets ........................      (4,882)      (7,430)              (5,400)
      Increase in accounts payable and accruals ...............       8,761       13,965               15,475
                                                                  ---------    ---------            ---------
Net cash used in operating activities .........................     (37,157)     (12,920)             (16,428)
                                                                  ---------    ---------            ---------
Cash flows from investing activities:
   Capital expenditures .......................................     (16,511)     (13,778)             (12,737)
   Business acquisitions, net of cash acquired ................     (33,123)     (32,222)             (17,541)
   Other ......................................................      (5,469)      (6,378)              (5,282)
                                                                  ---------    ---------            ---------
Net cash used in investing activities .........................     (55,103)     (52,378)             (35,560)
                                                                  ---------    ---------            ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt ...................       5,423        1,154                3,698
   Principal payments on long-term debt .......................     (14,795)      (5,291)             (15,808)
   Proceeds from issuance of stock ............................       4,116      128,132               73,120
   Proceeds from borrowings from banks ........................      64,493        4,449               12,346
   Purchase of treasury stock .................................        (618)        (628)              (3,000)
   Payments on borrowings from banks ..........................      (1,177)     (23,378)             (20,976)
   Distributions to stockholders ..............................      (2,442)      (4,632)              (2,443)
   Other ......................................................        (730)        (565)               1,839
                                                                  ---------    ---------            ---------
Net cash provided by financing activities .....................      54,270       99,241               48,776

                                                                  ---------    ---------            ---------
Net increase (decrease) in cash and cash equivalents ..........     (37,990)      33,943               (3,212)
Cash and cash equivalents, beginning of year ..................      45,814       11,871               15,083
                                                                  ---------    ---------            ---------
Cash and cash equivalents, end of year ........................   $   7,824    $  45,814            $  11,871
                                                                  =========    =========            =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        (in thousands, except share data)


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Henry Schein, Inc. and all of its wholly-owned and majority-owned subsidiaries (the "Company"). Investments in unconsolidated affiliates which are greater than 20% and less than 51% owned are accounted for under the equity method. All material intercompany accounts and transactions are eliminated in consolidation. The financial statements include adjustments to give retroactive effect to the acquisitions of Dentrix Dental Systems, Inc. ("Dentrix"), effective February 28, 1997, Micro Bio-Medics, Inc. ("MBMI"), effective August 1, 1997 and Sullivan Dental Products, Inc. ("Sullivan"), effective November 12, 1997, which were accounted for under the pooling of interests method of accounting.

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

Fiscal Year

     The Company reports its operations on a 52-53 week basis ending on the last Saturday of December. Fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995 all consisted of 52 weeks. The accounts of (i) MBMI, and
(ii) Sullivan and Dentrix, have been consolidated on a basis with years-ended of; (i) November 30, and (ii) December 31, respectively, for periods through December 28, 1996. MBMI and Dentrix adopted the Company's fiscal year end starting in 1997.

Revenue Recognition

     Sales are recorded when products are shipped or services are rendered, except for the portion of revenues from sales of practice management software which is attributable to noncontractual post contract customer support, which is deferred and recognized ratably over the period in which the support is expected to be provided.

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

                        (in thousands, except share data)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment and Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:


                                                        Years
                                                        ------
Buildings and improvements........................        40
Machinery and warehouse equipment.................      5 - 10
Furniture, fixtures and other.....................      3 - 10
Computer equipment and software...................      5 - 7

     Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

Taxes on Income

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. The Company files a consolidated Federal income tax return with its 80% or greater owned subsidiaries.

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

     In order to manage interest rate exposure, the Company has entered into interest rate swap agreements to exchange variable rate debt into fixed rate debt without the exchange of the underlying principal amounts. Net payments or receipts under the agreements are recorded as adjustments to interest expense.

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

Long-Lived Assets

     Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with certain recent acquisitions, the Company has determined that certain long-lived assets have been impaired (see Note 7).

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 1--SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Earnings Per Share

     During 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," which provides for the calculation of "basic" and "diluted" earnings per share. This Statement is effective for financial statements issued for periods ending after December 15, 1997. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options. As required by this Statement, all periods presented have been restated to comply with the provisions of SFAS No. 128.

New Accounting Pronouncements


     In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (SFAS 131) which supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     SFAS 131 is effective for financial statements for periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Because of the relatively recent issuance of this standard, management has been unable to fully evaluate the impact, if any, it may have on future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

NOTE 2--REORGANIZATION

In connection with the Company's corporate restructuring in 1992, certain shares issued to an executive officer and certain senior management were subject to repurchase by the Company at fair market value in the event employment was terminated for any reason or an initial public offering did not occur by December 31, 1999. The repurchase feature was eliminated upon the closing of the initial public offering. Special management compensation for the year ended December 30, 1995 includes a $17,484 charge to operations to reflect the appreciation in the market value of stock grants and issuances based on the initial public offering price of $16.00 per share and a cash payment of approximately $508 to cover income taxes related to those stock grants and issuances.

     In addition, special management compensation for the year ended December 30, 1995 includes a charge of $2,805 to reflect the excess of the initial public offering price over the exercise price of Class A options issued to certain executive management in May 1995 (see Note 14(a)).

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 3--EARNINGS PER SHARE


     A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                 Historical       Pro Forma
                                 ----------       ---------

December 28, 1996:
  Basic                            30,912           30,912
  Effect of assumed
    conversion of employee
    stock options                   1,488            1,488
                                   ------           ------

  Diluted                          32,400           32,400
                                   ======           ======

December 30, 1995:
  Basic                            23,157           23,157
  Effect of assumed
    conversion of employee
    stock options                      --            1,286
                                   ------           ------

  Diluted                          23,157           24,443
                                   ======           ======


     Options to purchase approximately 4,135,000 and 2,395,000 shares of common stock at exercise prices ranging from $4.21 to $36.18 per share were outstanding during a portion of 1997 and 1995, respectively, but were not included in the computation of diluted earnings per share because they are anti-dilutive. These options expire through 2007.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 4--PROPERTY AND EQUIPMENT--NET

     Major classes of property and equipment consist of the following:



                                               December 27,      December 28,
                                                   1997             1996
                                                 --------         --------
Land .....................................       $  1,654         $  1,539
Buildings and leasehold
  improvements ...........................         28,786           27,591
Machinery and warehouse equipment ........         24,930           25,979
Furniture, fixtures and other ............         20,987           20,419
Computer equipment and software ..........         36,089           21,253
                                                 --------         --------
                                                  112,446           96,781
Less accumulated depreciation and
  amortization ...........................         57,997           48,762
                                                 --------         --------
Net property and equipment ...............       $ 54,449         $ 48,019
                                                 ========         ========

     Equipment held under capital leases amounted to approximately $2,510 and $2,400 as of December 27, 1997 and December 28, 1996, respectively (see Note 15(b)).

NOTE 5--GOODWILL AND OTHER INTANGIBLES--NET

     Goodwill and other intangibles consist of the following:


                                            December 27,         December 28,
                                               1997                 1996
                                             --------             --------
Goodwill .............................       $121,538             $ 76,282
Other ................................         11,074                7,412
                                             --------             --------
                                              132,612               83,694
Less accumulated
  amortization .......................         10,395                5,976
                                             --------             --------
                                             $122,217             $ 77,718
                                             ========             ========

     Goodwill represents the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired. During 1997, six acquisitions, including the acquisition of the minority interests of a foreign subsidiary, accounted for $36,485 of the increase in goodwill. Other intangibles include covenants not to compete, computer programming costs, customer lists and deferred acquisition costs. Goodwill and other intangibles are amortized on a straight-line basis over periods not exceeding 30 years. In connection with certain recent acquisitions, the Company has determined that the goodwill of certain prior acquisitions has been impaired (see Note 7).

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 6--INVESTMENTS AND OTHER

     Investments and other consist of:

                                                  December 27,   December 28,
                                                     1997           1996
                                                    -------        -------
Investments in unconsolidated affiliates .....      $13,048        $11,524
Long-term receivables (see Note 11(b)) .......        8,203         11,051
Other ........................................        8,221          6,950
                                                    -------        -------
                                                    $29,472        $29,525
                                                    =======        =======

     The Company's investments are predominately 50% owned unconsolidated affiliates consisting of various companies involved in the healthcare distribution business and HS Pharmaceutical, Inc., which manufactures and distributes generic pharmaceuticals. As of December 27, 1997, the Company's investments in unconsolidated affiliates were $3,121 more than the Company's proportionate share of the underlying equity of these affiliates. This amount, which has been treated as goodwill, is being amortized over 30 years and charged to equity in the operating results of these companies. As of December 27, 1997, approximately $8,773 of the Company's retained earnings represented undistributed earnings of affiliates. Combined financial data for substantially all of these companies is as follows:


                                                  December 27,      December 28,
                                                     1997              1996
                                                    -------           -------
Current assets............................          $39,688           $38,172
Total assets..............................           56,239            47,103
Liabilities...............................           35,753            30,939
Stockholders equity.......................           19,832            16,164


                                                  Years Ended
--------------------------------------------------------------------------------
                                 December 27,     December 28,     December 30,
                                    1997             1996             1995
                                  --------         --------         --------
Net sales ...................     $ 98,954         $103,169         $ 55,090
Operating income ............        7,303            7,044            5,147
Net income ..................        4,841            3,755            2,920

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 7--BUSINESS ACQUISITIONS

     The Company has completed the acquisition of 60 healthcare distribution businesses between 1995 and 1997, the most significant of which were; Sullivan Dental Products, Inc. ("Sullivan"), a distributor of consumable dental supplies and dental equipment through 52 sales and service centers located throughout the United States, Micro Bio-Medics, Inc. ("MBMI"), a distributor of medical supplies to physicians and hospitals as well as to other healthcare professionals nationwide, and Dentrix Dental Systems, Inc. ("Dentrix"), a leading provider of clinically-based dental practice management systems, in merger transactions accounted for as poolings of interests. Pursuant to the respective merger agreements, which were completed on November 12, 1997, August 1, 1997 and February 28, 1997, the Company issued approximately 7,594,900, 3,231,400 and 1,070,000 shares of its Common Stock with aggregate market values (on their respective closing dates) of approximately $266,800, $122,800 and $29,400, respectively and assumed and exchanged all options to purchase Sullivan and MBMI stock for options to purchase 1,192,000 and 1,117,000, respectively of the Company's Common Stock. Sullivan, MBMI and Dentrix had net sales and earnings of approximately $241,600 and $8,700, $150,000 and $1,700, and $10,000
and $2,000, respectively in 1996.

     Additionally, during 1997 the Company acquired 20 other businesses with aggregate net sales for 1996 of approximately $132,800, three of which were accounted for under the pooling of interests method, with the remainder being accounted for under the purchase method of accounting (fourteen for 100% ownership interests and three for majority ownership interests). The total amount of cash paid and promissory notes issued, and the value of the Company's Common Stock issued in connection with these acquisitions was $33,123 and $34,000, respectively.

     The financial statements have been restated to give retroactive effect to three of the pooling transactions (Sullivan, MBMI and Dentrix) as the remaining three pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Operations of the 1997 completed acquisitions, accounted for under the purchase method of accounting, have been included in the consolidated financial statements from their respective acquisition dates.

     During 1996, the Company acquired twelve dental and four medical companies, a veterinary supply distributor and three international dental companies, with aggregate net sales in their last fiscal year ends of approximately $104,000, all of which were accounted for under the purchase method of accounting. Of these, eighteen were for majority ownership (100% in twelve of the transactions). The total amount of cash paid and promissory notes issued for these acquisitions was approximately $33,105. The Company also issued 818,591 shares of common stock valued at approximately $16,200 in 1996 in connection with five of these acquisitions. Operations of these businesses have been included in the consolidated financial statements from their respective acquisition dates. No single 1996 acquisition was material.

     During 1995, the Company acquired the distribution business of The Veratex Corporation, a national direct marketer of dental, medical and veterinary products, and Schein Dental Equipment Corp., a distributor and manufacturer of large dental equipment. The Company also completed the majority acquisition of fourteen other companies and a 50% acquisition of one other company during 1995. The total amount of cash paid and promissory notes issued for the 1995 acquisitions was approximately $23,518. The Company also issued 1,331,711 shares of common stock valued at approximately $20,600 in connection with three of the

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 7 - BUSINESS ACQUISITIONS (Continued)

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

     Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over periods typically not exceeding three years from the date of acquisition. The Company's policy is to record a liability for such amounts when it becomes probable that targets will be met. As of December 27, 1997 additional contingent consideration of $271 was recorded as goodwill.

     Additionally, pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company exercised their option to sell their shares in the subsidiary to the Company. The value of the shares put to the Company was approximately $11,800, of which approximately $3,200 was paid for in cash, with the remainder payable over two years in equal annual installments.

     In connection with these acquisitions, the Company recorded merger and integration costs of approximately $50,800 during the year ended December 27, 1997. Net of taxes, merger and integration costs were approximately $1.17 per share, on a diluted basis. These charges include approximately $13,300 of direct transaction costs (consisting primarily of investment banking and professional fees) and $37,500 for integration and other merger related charges. Such charges include the following:

     - $8,600 related to the write-off of fixed assets (including duplicate management information systems and other corporate assets), purchased technology, other assets and goodwill (of approximately $4,800) primarily associated with the consolidation of the medical business under a national infrastructure;

     - $11,900 related to sales force and certain senior management signing bonuses directly related to the mergers;

     -    $7,100 related to the closure of a distribution center;

     -    $3,700 for severance and direct compensation, and

     - $6,200 of other nonrecurring costs associated with planning and executing the merger of the acquired companies operations.

     Additional charges are expected to be recorded in subsequent reporting periods, and to the extent actual costs exceed estimated amounts, as the mergers are implemented. Excluding merger and integration costs, net income and net income per share, on a diluted basis, would have been $41,746 and $1.14, respectively, for the year ended December 27, 1997.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 7 - BUSINESS ACQUISITION (Continued)

     The summarized unaudited pro forma results of operations set forth below for 1997 and 1996 assume the acquisitions, which were accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.

                                                               Years Ended
                                                        ----------------------------

                                                        December 27,     December 28,
                                                            1997             1996
                                                        -----------      -----------
Net sales .........................................     $ 1,564,545      $ 1,383,039
Net income (loss) (1) .............................          (1,472)          32,583
Net income (loss) per common share:
     Basic.........................................     $     (0.04)     $      1.05
     Diluted.......................................     $     (0.04)     $      1.01
Pro forma net income, reflecting adjustment in 1996
     for income taxes on previously untaxed
     earnings of Dentrix ..........................                           31,386
Pro forma net income (loss)  per common share:
     Basic ........................................                      $      1.02
     Diluted ......................................                      $      0.97

---------
(1) Includes, in 1997, merger and integration costs of approximately $50,779 and related tax benefit of $8,021.

     Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 7 -- BUSINESS ACQUISITIONS (Continued)

     Net sales, net income (loss) and pro forma net income for the Company, Dentrix, MBMI, Sullivan and on a combined basis for the years ended December 1996 and 1995 were as follows:


                                                           Years Ended
                                                   ----------------------------
                                                   December 28,     December 30,
                                                       1996            1995
                                                   -----------      -----------
   Net sales:
           HSI, as previously reported             $   829,962      $   616,209
           Dentrix                                      10,160            7,093
           MBMI                                        150,143          119,874

           Sullivan                                    241,583          215,568
                                                   -----------      -----------
           Combined                                $ 1,231,848      $   958,744
                                                   ===========      ===========

   Net income (loss):
           HSI, as previously reported             $    19,340      $   (10,216)
           Dentrix                                       3,183            1,415
           MBMI                                          1,745            1,109
           Sullivan                                      8,665            7,240
                                                   -----------      -----------
                                                        32,933             (452)
                        Adjustments to conform
                           accounting policies            (166)             (64)
                                                   -----------      -----------
                                      Combined     $    32,767      $      (516)
                                                   ===========      ===========

   Pro forma net income:
           HSI, as previously reported(1)          $    19,340      $     9,407
           Dentrix(2)                                    1,986              882
           MBMI                                          1,745            1,109
           Sullivan                                      8,665            7,240
                                                   -----------      -----------
                                                        31,736           18,638
                        Adjustments to conform
                           accounting policies            (166)             (64)
                                                   -----------      -----------
                                      Combined     $    31,570      $    18,574
                                                   ===========      ===========
----------
(1) Reflects adjustment to exclude special management compensation in 1995, net of applicable tax benefits.

(2) Reflects adjustment for provision for income taxes on previously untaxed earnings.

     Sullivan had net sales of approximately $196,300 and earnings of $7,400 for the nine months ended September 30, 1997, and MBMI had net sales of $77,800 and earnings of $700 for the six months ended May 31, 1997.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)




NOTE 8--BANK CREDIT LINES

     At December 27, 1997, certain subsidiaries of the Company had available various bank credit lines totaling approximately $37,533 expiring through July 1999. Borrowings of $11,973 under these credit lines at interest rates ranging from 4.1% to 8.75% were collateralized by accounts receivable, inventory and property and equipment of the subsidiaries with an aggregate net book value of $22,885 at December 27, 1997.

NOTE 9--LONG-TERM DEBT

     Long-term debt consists of:

                                                               December 27,  December 28,
                                                                   1997         1996
                                                                 --------     --------
Borrowings under Revolving Credit Agreement (a) ............     $ 76,152     $ 18,040
Secured Revolving Loan (b) .................................         --          7,500
Notes payable for business acquisitions (c) ................       11,552        4,383
Notes payable to banks, interest variable (9.25% at
   December 27, 1997), payable in quarterly installments
   ranging from $16 to $34 through 2004, secured by inventory
   and accounts receivable in the amount of $26,164 ........        3,925        1,932
Mortgage payable to bank in quarterly installments of $14,
   interest at 4.5% through November 2013, collateralized by
   a building with a net book value of $1,305 ..............          814          987
Various notes and loans payable with interest, in varying
   installments through 2006, uncollateralized .............        8,253        8,141
Capital lease obligations in various installments through
   fiscal 2006; interest at 6.5% to 9.06% or varies with
   prime rate ..............................................        1,866        1,194
                                                                 --------     --------
Total ......................................................      102,562       42,177
Less current maturities ....................................        9,370        8,894
                                                                 --------     --------
Total long-term debt .......................................     $ 93,192     $ 33,283
                                                                 ========     ========

(a) Revolving Credit Agreement

     On August 15, 1997, the Company entered into an amended revolving credit agreement which, among other things, increased the maximum available borrowings to $150,000 from $100,000 and extended the term of the agreement to August 15, 2002. The interest rate on any borrowings under the agreement is based on prime or LIBOR as defined in the agreement, which were 8.50% and 6.065%, respectively, at December 27, 1997. The borrowings outstanding at December 27, 1997 were at interest rates ranging from 6.1% to 8.5%. The agreement provides for a sliding scale fee ranging from 0.1% to 0.3%, based upon certain financial ratios, on any unused portion of the commitment. The agreement also provides, among other things, that HSI will maintain, on a consolidated basis, as defined, a minimum tangible net worth, current, cash flow, and interest coverage ratios, a maximum leverage ratio, and contains restrictions relating to annual dividends

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



in excess of $500, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, capital expenditures, certain changes in ownership and employee and shareholder loans.

(b)  Secured Revolving Loan

     A subsidiary of the Company had a $25,000 secured revolving loan agreement with certain banks which was paid off following the acquisition of the subsidiary by the Company and the agreement was terminated.

(c)  Notes Payable for Business Acquisitions

     In May 1997, a subsidiary of the Company entered into a term loan for $8,299 to acquire the remaining minority interests of a foreign subsidiary. The loan provides for $4,312 of principal payable upon demand beginning in March 1998, with the remainder payable upon demand beginning in March 1999. The loan is denominated in British Pounds. Interest is payable quarterly at 4.5% through May 1998 and 5.5% thereafter.

     A balloon payment of approximately $3,400 due to a bank under a term loan related to a Dutch acquisition came due in October 1997. The Company settled this loan by entering into a new Netherlands Guilder (NLG) loan in the amount of 6,500 NLG. Principal is payable in semi-annual installments of 300 NLG through January 2002, with a final balloon payment of 4,100 NLG on January 31, 2002. Interest is payable quarterly at a rate of 4.90% per annum, plus a margin . The agreement also provides for the same financial covenants and restrictions as the revolving credit agreement. The loan serves to hedge the repayment of an intercompany loan in the same amount, denominated in NLG, due from a Dutch subsidiary.

     As of December 27, 1997, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 1998- $9,370; 1999- $9,455; 2000
- $1,668; 2001- $1,331, 2002- $78,580.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)




NOTE 10--TAXES ON INCOME

    Taxes on income are based on income before taxes on income, minority interest and equity in earnings of affiliates as follows:

                                                             Years Ended
                                             --------------------------------------------
                                             December 27,     December 28,   December 30,
                                                1997             1996            1995
                                             ------------    ------------    ------------
Domestic ................................      $11,799         $47,781         $ 7,962
Foreign .................................        2,130           2,243           1,317
                                               -------         -------         -------
Total income before taxes on income,
   minority interest and equity in
   earnings of affiliates ...............      $13,929         $50,024         $ 9,279
                                               =======         =======         =======

     The provision for taxes on income was as follows:


                                                     Years Ended
                                      ------------------------------------------
                                      December 27,   December 28,   December 30,
                                          1997           1996          1995
                                      ------------   ------------   ------------
Current tax expense:
   U.S. Federal ....................    $ 18,019       $ 12,476      $  8,987
   State and local .................       2,297          2,551         2,094
   Foreign .........................       1,116            695           616
                                        --------       --------      --------
Total current ......................      21,432         15,722        11,697
                                        --------       --------      --------
Deferred tax expense (benefit):
   U.S. Federal ....................      (3,954)         1,984          (628)
   State and local .................         (78)           747          (276)

   Foreign .........................         112            153            30
                                        --------       --------      --------
Total deferred .....................      (3,920)         2,884          (874)
                                        --------       --------      --------
Total provision ....................    $ 17,512       $ 18,606      $ 10,823
                                        ========       ========      ========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 10 --TAXES ON INCOME (Continued)

    The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                     December 27,   December 28,
                                                         1997          1996
                                                       --------      --------
Current deferred tax assets:
   Inventory, premium coupon redemptions
          and accounts receivable valuation
          allowances ..............................    $  4,145      $  3,614
   Uniform capitalization adjustments to
          inventories .............................       2,838         2,053
   Accrued special professional fees and other
          accrued liabilities .....................       2,692         2,277
   Merger and integration costs ...................       3,648          --
                                                       --------      --------
Total current deferred tax asset ..................      13,323         7,944
                                                       --------      --------
Non-current deferred tax assets (liabilities):
   Property and equipment .........................      (2,591)       (2,592)
   Provision for long-term executive incentive
          compensation and other accrued
          liabilities .............................      (1,573)          (85)
   Net operating loss carryforward ................         175           262
   Net operating losses of foreign subsidiaries ...       2,375         1,928
   Other ..........................................        --             (88)
                                                       --------      --------
Total non-current deferred tax asset (liability) ..      (1,614)         (575)
   Valuation allowance for non-current deferred
          tax assets ..............................      (2,421)       (1,928)
                                                       --------      --------

Net non-current deferred tax liabilities ..........      (4,035)       (2,503)
                                                       --------      --------
Net deferred tax asset ............................    $  9,288      $  5,441
                                                       ========      ========

     The net deferred tax asset is realizable as the Company has sufficient taxable income in prior carryback years to realize the tax benefit for deductible temporary differences. The non-current deferred liability is included in Other liabilities on the Consolidated Balance Sheets.

     At December 27, 1997, the Company has net operating loss carryforwards for Federal income tax purposes of $427 which are available to offset future Federal taxable income through 2009. Foreign net operating losses totalled $7,300 at December 27, 1997. Such losses can be utilized against future foreign income. The losses expire between 1999 and 2002, with $2,000 expiring in 1999.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 10--TAXES ON INCOME  (Continued)

   The tax provisions differ from the amount computed using the Federal statutory income tax rate as follows:

                                                                Years Ended
                                                 ------------------------------------------
                                                 December 27,   December 28,   December 30,
                                                     1997          1996           1995
                                                 ------------   -----------    -----------
Provision at Federal statutory rate ..........     $  4,877      $ 17,508      $  3,248
State income taxes, net of Federal income tax
  effect .....................................        1,472         2,555         1,381
Net foreign and domestic losses for which no
  tax benefits are available .................          167          --             574
Foreign income taxed at other than the Federal
  statutory rate .............................           (2)          (55)          (25)
Tax effect of Sub S income ...................         --          (1,197)         (533)
Non-deductible appreciation in stock issued as
  special management compensation ............         --            --           6,109
Non-deductible merger and integration costs ..       10,752          --            --
Tax exempt interest ..........................         --            (237)         --

Other ........................................          246            32            69
                                                   --------      --------      --------
Income tax provision .........................     $ 17,512      $ 18,606      $ 10,823
                                                   ========      ========      ========

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 27, 1997, the cumulative amount of reinvested earnings was approximately $4,173.

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

     As of December 27, 1997, the Company has outstanding foreign currency forward contracts aggregating $12,162 related to debt and the purchase and sale of merchandise. The contracts hedge against currency fluctuations of the Canadian dollar ($428), Swiss Franc ($140), The Netherland Guilder ($506), Spanish Pesetas ($1,000), Deutsche Mark ($1,293), Japanese Yen ($78) and British Pounds ($8,717). The contracts expire at various dates through December 1998. At December 27, 1997, the Company had net deferred losses from foreign currency forward contracts of $147.

     As of December 27, 1997, HSI had $13,000 outstanding in interest rate swaps. These swaps are used to convert floating rate debt to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 7.81% for the variable LIBOR rate on $13,000 of the Company's debt. The swaps expire in October and November 2001. Under the interest rate environment during the year ended December 27, 1997, the net fair value of the Company's interest rate swap agreements resulted in a recognized loss of $249.

     On June 7, 1995, an acquired subsidiary of the Company entered into a zero cost, three year interest rate collar agreement for $10,000 intented to reduce interest rate risk. The agreement was assumed by the Company and serves to limit the net interest rate charged on the first $10,000 of the Company's Revolving Credit Agreement to 8.25%. The Company receives no further interest rate benefit once the applicable interest rate falls below 6.55%.

     (b) Concentrations of Credit Risk

     Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and short-term cash investments.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 11-- FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS (Continued)

     The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across different types of healthcare professionals and geographic areas. The Company maintains an allowance for losses based on the expected collectability of all receivables. Included in Accounts receivable and Long-term receivables at December 27, 1997 and December 28, 1996 is $10,967 and $4,651, and $18,355 and
$7,485, respectively, related to Easy Dental(R) Plus software sales with non-interest bearing extended payment terms. Total unamortized discounts at December 27, 1997 and December 28, 1996 amounted to $843 and $1,487 based on an imputed interest rate of 8.5% and 8.25%, respectively. Included in interest income for the years ended December 27, 1997 and December 28, 1996 was approximately $1,216 and $998, respectively, of imputed interest relating to these non-interest bearing extended payment term receivables. Imputed interest relating to these receivables was not material for 1995.

NOTE 12--RELATED PARTY TRANSACTIONS


     (a) In the ordinary course of business, the Company purchases pharmaceutical products from certain unconsolidated affiliates. Net purchases from these affiliates amounted to $17,951, $15,037 and $8,730 in 1997, 1996 and 1995, respectively. Included in Accounts payable at December 27, 1997 and December 28, 1996 were $890 and $1,523, respectively, for amounts due to these affiliates for purchases made from them.

     (b) The Company also shares certain services with these and other unconsolidated affiliates which are charged to the affiliates at cost. The Company charged these affiliates $421, $602 and $891 during 1997, 1996 and 1995, respectively, for these services. In addition, sales (at cost) to unconsolidated affiliates were $4,069, $5,832 and $3,784 in 1997, 1996 and 1995, respectively.

     (c) The Company recorded interest income of $414, $129 and $88, and interest expense of $0, $32 and $26 in 1997, 1996 and 1995, respectively, attributable to transactions with unconsolidated affiliates. Included in Current Assets - Other are amounts due from unconsolidated affiliates of $9,417 and $5,154 at December 27, 1997 and December 28, 1996, respectively.

     (d) Certain subsidiaries of the Company lease their executive office and distribution facilities from their respective officers, some of which are stockholders of the Company, and certain members of their families. Rent expense attributed to these facilities amounted to $753, $866 and $824 for 1997, 1996 and 1995.

     (e) During 1994, a subsidiary of the Company entered into a sales service agreement with an entity ("Salesco") owned by an officer of the subsidiary. Under the terms of this agreement the subsidiary is required to reimburse Salesco for all reasonable expenses incurred in connection with the services it provides to the subsidiary and pay a fee to Salesco based upon a formula applied to its pre-tax profit. Amounts paid during 1997 and 1996 amounted $ 412 and $ 340, respectively. Amounts paid under this agreement during 1995 were not material.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 12--RELATED PARTY TRANSACTIONS (Continued)

     (f) The Company purchases products from Schein Dental Equipment Corp. ("SDEC"), formerly owned by a stockholder. In September 1995, the Company acquired SDEC. Net purchases from SDEC prior to the acquisition amounted to $1,803 in 1995.


     (g) Since 1988, a subsidiary of the Company has been affiliated with Dash Medical Gloves, Inc., which is owned by an officer of a subsidiary and his family. Purchases of inventory by the subsidiary from Dash in 1997, 1996 and 1995 totalled $4,323, $4,586 and $4,575, respectively.

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


1997                                United States       Europe      Consolidated
----                                -------------    -----------    ------------
Net sales ......................     $1,352,723       $  165,400     $1,518,123
Operating income ...............          7,635*           4,016         11,651
Pre-tax income .................         11,799*           2,130         13,929
Identifiable assets ............        641,070          100,124        741,194
Depreciation and amortization ..         12,240            2,134         14,374
Capital expenditures ...........         14,556            1,955         16,511

1996
----
Net sales ......................     $1,095,854       $  135,994     $1,231,848
Operating income ...............         44,002            3,396         47,398
Pre-tax income .................         47,781            2,243         50,024
Identifiable assets ............        559,418           69,526        628,944
Depreciation and amortization ..          9,655            1,969         11,624
Capital expenditures ...........         12,382            1,396         13,778

1995
----
Net sales ......................     $  859,329       $   99,415     $  958,744
Operating income ...............         10,897**          2,590         13,487
Pre-tax income .................          7,962**          1,317          9,279
Identifiable assets ............        394,225           53,190        447,415
Depreciation and amortization ..          7,730            1,333          9,063

Capital expenditures ...........          9,041            3,696         12,737

---------
*    Includes merger and integration costs of $50,779.

**   Includes special management compensation of $20,797.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 14--EMPLOYEE BENEFIT PLANS

     (a) Stock Compensation Plan

     The Company established the 1994 Stock Option Plan for the benefit of certain employees. As amended in May 1997, pursuant to this plan the Company can issue up to approximately 2,280,000 shares of its Common Stock. The Plan provides for two classes of options: Class A options and Class B options. A maximum of 237,897 shares of common stock may be covered by Class A options. Both incentive and nonqualified stock options may be issued under the Plan.

     In 1995, Class A options to acquire 237,897 common shares were issued to certain executive management at an exercise price of $4.21 per share, substantially all of which became exercisable upon the closing of the initial public offering, at which time the excess of the initial public offering price of $16.00 over the exercise price ($2,805) was charged to special management compensation expense. The exercise price of all Class B options issued has been equal to the market price on the date of grant and accordingly no compensation cost has been recognized. Substantially all Class B options become exercisable ratably over three years from the date of issuance. The Class A and Class B options are exercisable up to the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

     On May 8, 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Option Plan, under which the Company may grant options to each director who is not also an officer or employee of the Company, for up to 50,000 shares of the Company's Common Stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During 1997 and 1996, 2,000 and 10,000 options, respectively were granted to certain non-employee directors at an exercise prices which were equal to the market price on the date of grant.

     Additionally, as a result of the Company's recent acquisition of Sullivan and MBMI, the Company has assumed their respective stock option plans (the "Assumed Plans"). Options granted under the Assumed Plans are exercisable for up to ten years from the date of grant at prices not less than the fair market value of the respective acquirees' common stock at the date of grant, on a converted basis.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 14 - EMPLOYEE BENEFIT PLANS (Continued)

     A summary of the status of the Company's two fixed stock option plans, and the Assumed Plans, and the related transactions for the years ended
December 27, 1997, December 28, 1996 and December 30, 1995 is presented below:

                                                                 December 27, 1997                    December 28, 1996
                                                           --------------------------------      -------------------------------
                                                                         Weighted Average                      Weighted Average
                                                           Shares         Exercise Price        Shares         Exercise Price
                                                           --------        ----------------      --------       ---------------
Outstanding at beginning of year ................          2,713,255        $11.68              2,394,584          $10.44
Granted .........................................          1,758,918         27.45                409,595           18.58
Exercised .......................................           (279,363)        12.60                (40,895)           8.72
Forfeited .......................................            (58,233)        23.25                (50,027)          11.31
                                                           ---------                            ---------
Outstanding at end of year ......................          4,134,577        $18.19              2,713,255          $11.68
                                                           =========                            =========
Options exercisable at year-end .................          2,755,010        $13.24              2,248,505          $ 7.06
Weighted-average fair value of
    options granted during the year..............                           $17.68                                 $12.64


                                                                 December 30, 1995
                                                           --------------------------------
                                                                         Weighted Average
                                                           Shares         Exercise Price
                                                           --------        ----------------
Outstanding at beginning of year ................          1,403,496        $10.63
Granted .........................................          1,078,415         12.50
Exercised .......................................            (53,523)         6.57
Forfeited .......................................            (33,804)        12.99
                                                           ----------
Outstanding at end of year ......................          2,394,584        $10.44
                                                           ==========

Options exercisable at year-end .................          1,829,997        $ 8.99
Weighted-average fair value of
    options granted during the year..............                           $ 9.71

     The following table summarizes information about stock options outstanding at December 27, 1997:


                                                     Options Exercisable                Options Outstanding
                                                ------------------------------   ------------------------------
                                                            Weighted Average        Weighted                     Weighted
 Range of Exercise            Number                           Remaining            Average         Number        Average
    Prices                  Outstanding                     Contractual Life     Exercise Price   Exercisable       Price
    ------                 -----------                      ----------------     --------------   -----------       -----
$  4.21 to 12.59.........   1,173,023                          5.1 years              $ 6.66       1,180,053         $ 6.64
  12.93 to 23.30.........   1,584,055                          8.1                     16.34       1,285,735          16.09
  24.63 to 36.18.........   1,377,499                          9.3                     30.16         289,222          27.51
                           ----------                                                             ----------
                            4,134,577                          7.6                    $18.19       2,755,010         $13.24
                           ==========                                                             ==========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 14 - EMPLOYEE BENEFIT PLANS (Continued)

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company and its acquired subsidiary had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair value of options granted during 1997, 1996 and 1995 was $17.68, $12.64 and $9.71, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996 and 1995, risk-free interest rates of 6%; volatility factor of the expected market price of the Company's Common Stock of 30%; and a weighted-average expected life of the option of 10 years. The same assumptions were used for 1997 except for the risk free interest rate, which was assumed to be 6.5%.

     Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                                1997          1996           1995
                                                             ----------     ----------     ----------
Net income (loss).......................................     $  (13,842)     $  30,101     $   (1,408)
Net income (loss) per common share:
        Basic...........................................     $    (0.40)     $    0.77     $    (0.06)
        Diluted.........................................     $    (0.40)     $    0.93     $    (0.06)
Net income reflecting special adjustments (1)...........                        28,904         17,682
Net income per common share to reflect special
    adjustments (1):
        Basic...........................................                     $    0.94     $     0.76
        Diluted.........................................                     $    0.89     $     0.72

----------
(1) Special adjustments include management compensation in 1995 arising from the value of Class A options which became exercisable upon the closing of the initial public offering and an adjustment for provision for income taxes on previously untaxed earnings of Dentrix.

(b)  Warrants Of An Acquired Subsidiary - MBMI

     MBMI's Series 1 Warrants expired in June 1996. Most of these warrants were exercised at $9.68 per 0.65 shares, on a converted basis. The total net proceeds from the exercise of all warrants from 1992 (inception) through June 1996 was approximately $7,900, and resulted in approximately 868,000 shares of MBMI's common stock being issued, on a converted basis.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


     (c) Profit Sharing Plans

     The Company has qualified contributory and noncontributory profit sharing and 401(k) plans for eligible employees. Contributions to the plans as determined by the Board of Directors and charged to operations during 1997, 1996 and 1995 amounted to $4,972, $3,734 and $2,797, respectively.

     (d) Employee Stock Ownership Plan (ESOP)


     In 1994, the Company established an ESOP and a related trust as a benefit for substantially all of its domestic employees. This plan supplements the Company's Profit Sharing Plan. Changes to operations related to this plan were $1,226, $1,151 and $820 for 1997, 1996 and 1995, respectively. Under this plan, the Company issued 44,122 and 24,210 shares of the Company's Common Stock to the trust in 1997 and 1996 to satisfy the 1996 and 1995 contribution . In 1998, the Company expects to fund the 1997 contribution with shares of the Company's Common Stock.

     (e) Supplemental Executive Retirement Plan

     In 1994, the Company instituted a nonqualified supplemental executive retirement plan for eligible employees. Contributions, as determined by the Board of Directors and charged to operations, were $112, $84 and $68 for 1997, 1996 and 1995, respectively .

NOTE 15--COMMITMENTS AND CONTINGENCIES

     (a) Operating Leases

     The Company leases facilities and equipment under noncancelable operating leases expiring through 2011. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     Future minimum annual rental payments under the noncancelable leases at December 27, 1997 are as follows:


1998..................................................        $15,409
1999..................................................         14,248
2000..................................................         12,408
2001..................................................          9,206
2002..................................................          7,560
Thereafter............................................         29,668
                                                            ---------
Total minimum lease payments..........................       $ 88,499
                                                             ========

     Total rental expense for 1997, 1996 and 1995 was $17,566, $14,771 and $11,725, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)




     (b) Capital Leases

     The Company leases certain equipment under capital leases. The following is a schedule by years of approximate future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at December 27, 1997.


          1998 ............................................     $  849
          1999 ............................................        749
          2000 ............................................        377
          2001 ............................................        124
          2002 ............................................          7
                                                                ------
          Total minimum lease payments ....................      2,106
          Less: Amount representing interest at 6.5% to 9%         240
                                                                ------
                                                                $1,866
                                                                ======

     (c) Litigation

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

     The Company has been named a defendant in eleven cases involving claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves which were manufactured by third parties. To date, discovery in these cases has been limited to product identification issues. The manufacturers in these cases have withheld indemnification pending product identification, however the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company believes it is adequately covered by insurance in all cases, subject to certain self retention limits, and that none of the currently pending cases should have a material adverse effect on the Company.

     (d) Employment, Consulting and Noncompete Agreements

     The Company has employment, consulting and noncompete agreements expiring through 2003 (except for a lifetime consulting agreement with a principal stockholder which provides for initial compensation of $283 per year, increasing $25 every fifth year beginning in 2002). The agreements provide for varying base aggregate annual payments of approximately $7,853 per year which decrease periodically to approximately $2,538 per year. In addition, some agreements have provisions for incentive and additional compensation.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 16--SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes amounted to the following:


                                                 Years Ended
                                -----------------------------------------------
                                December 27,     December 28,      December 30,
                                    1997             1996              1995
                                -----------      ------------      ------------
Indemnification Interest..         $6,525           $5,010            $7,606
Income taxes..............         12,950           14,791            10,858


     In conjunction with business acquisitions, the Company used cash as follows:


                                                   Years Ended
                                      ------------------------------------------
                                      December 27,   December 28,   December 30,
                                          1997          1996           1995
                                      ------------   ------------   ------------
Fair value of assets acquired,
  excluding cash ..................     $59,285        $62,149        $65,517
Less liabilities assumed and
  created upon acquisition ........      26,162         29,927         47,976
                                        -------        -------        -------
Net cash paid .....................     $33,123        $32,222        $17,541
                                        =======        =======        =======


     In 1995, the Company entered into a note payable of $2,400 in connection with one of its acquisitions.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 17--QUARTERLY INFORMATION (Unaudited)

     The following presents certain unaudited quarterly financial data. The amounts differ from the amounts previously reported during 1997 and 1996 in the Company's Quarterly Reports on Form 10-Q as a result of the restatement of the financial statements to give retroactive effect to the results of the companies acquired during 1997 in business combinations accounted for under the pooling of interests method of accounting and includes pro forma tax adjustments relating to Dentrix in 1996:

                                                                 Quarters Ended
                                         -------------------------------------------------------------
                                           March 29,       June 28,        September 27,    December 27,
                                             1997            1997             1997             1997
                                          ---------        ---------        ---------      -----------
Net sales ........................        $ 339,049        $ 373,434        $ 395,484       $ 410,156
Gross profit .....................          100,037          110,932          113,779         126,076
Operating income (loss) ..........            7,108           13,569           (2,039)         (6,987)
Net income (loss) ................            3,506            8,541           (6,677)         (6,382)
Net income (loss) per share:
    Basic ........................        $    0.10        $    0.25        $   (0.19)      $   (0.18)
    Diluted ......................        $    0.10        $    0.24        $   (0.19)      $   (0.18)

                                                                  Quarters Ended
                                        -------------------------------------------------------------
                                          March 30,         June 29,       September 28,   December 28,
                                            1996              1996             1996            1996
                                          ---------        ---------        ---------      -----------
Net sales ........................        $ 271,686        $ 292,094        $ 319,074       $  348,994
Gross profit .....................           81,427           87,359           93,667          104,239
Operating income .................            7,196           10,573           13,300           16,329
Net income .......................            4,038            7,174            9,332           12,223
Net income per share:
    Basic ........................        $    0.14        $    0.25        $    0.28        $    0.37
    Diluted ......................        $    0.13        $    0.24        $    0.27        $    0.36

Pro forma net income .............            4,038            6,745            9,036           11,751
Pro forma net income per share:
    Basic ........................        $    0.14        $    0.23        $    0.27        $    0.35
    Diluted ......................        $    0.14        $    0.22        $    0.26        $    0.34


NOTE 17 - QUARTERLY INFORMATION (Unaudited)

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

     Diluted earnings per share calculations for each quarter include the effect of stock options, when such stock options are dilutive to average number of shares outstanding for each period. The sum of the quarters may not necessarily be equal to the full year earnings per share amount.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.



                                          HENRY SCHEIN, INC.


DATE: MARCH  27, 1998

                                 By:       /s/ Steven Paladino
                                          -----------------------------------
                                          Steven Paladino
                                          Senior Vice President & Chief
                                             Financial Officer

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

               None.


                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" in the Company's definitive 1998 Proxy Statement to be filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 11. Executive Compensation

     The information required by this item is hereby incorporated by reference from the Company's definitive 1998 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is hereby incorporated by reference from the Company 's definitive 1998 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this item is hereby incorporated by reference from the Company's definitive 1998 Proxy Statement to be filed pursuant to Regulation 14A.

                                PART IV

ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on  Form 8-K

(a)      1.       Financial Statements

The Consolidated Financial Statements of the Company filed as a part of this report are listed on the index on page 29.

         2.       Financial Statement Schedules


(i)      HS PHARMACEUTICAL, INC. AND SUBSIDIARIES

                                                                           Page
                                                                          Number
                                                                          ------
Report of Independent Certified Public Accountants ...................      67
Consolidated Financial Statements:
   Balance Sheets as of December 27, 1997 and  December 28, 1996 .....      68
   Statements of Income and Retained Earnings for the years
     ended December 27, 1997, December 28, 1996 and December 30, 1995.      69
   Statements of Cash Flows for the years ended
     December 27, 1997, December 28, 1996  and December 30, 1995 .....      70
Notes to Consolidated Financial Statements ...........................      71
Report of Independent Certified Public Accountants....................      86
Schedule II Valuation and Qualifying Accounts ........................      87

         3.       Exhibits

The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

(b)      Reports on Form 8-K

         During the fourth quarter of 1997, the Company filed one Form 8-K: The Report, dated November 12, 1997 and filed on November 26, 1997, reported the Company's acquisition of Sullivan and incorporated by reference Sullivan's audited financial statements filed as part of Sullivan's Annual Report on Form 10-K for the year ended December 31, 1996. On January 26, 1998, the Company filed Amendment No. 1 to the foregoing report on Form 8-K/A which, among other things, included (i) unaudited pro forma combined condensed financial information pursuant to Article 11 of Regulation S-X giving effect to the merger, (ii) Sullivan's unaudited balance sheets as of September 30, 1997 and December 31, 1996 and the related unaudited statements of income and cash flow for the three-month and nine-month periods ended September 30, 1997 and (iii) consolidated balance sheets of the Company as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996, restated to give effect to the Company's acquisition of MBMI.

Report of Independent Certified Public Accountants

HS Pharmaceutical, Inc.
New Castle, Delaware

We have audited the accompanying consolidated balance sheets of HS Pharmaceutical, Inc. and subsidiaries as of December 27, 1997 and December 28, 1996, and the related consolidated statements of income and retained earnings, and cash flows for each of the three years in the period ended December 27, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HS Pharmaceutical, Inc. and subsidiaries at December 27, 1997 and December 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles.

BDO SEIDMAN, LLP


Philadelphia, Pennsylvania
January 30, 1998, except
  for Note 13, as to which the
  date is March 20, 1998.

                    HS Pharmaceutical, Inc. and Subsidiaries

                         Consolidated Balance Sheets

                                                                                  December 27,       December 28,
                                                                                          1997               1996
--------------------------------------------------------------------------------------------------------------------
Assets (Note 4)

Current assets:
     Cash                                                                   $          643,902   $        291,738
     Accounts receivable, less allowance for doubtful
         accounts of $191,590 and $172,196 (Note 7)                                 10,666,474          9,214,519
     Inventories (Note 2)                                                            5,798,692          5,138,874
     Advances to affiliates (Note 7)                                                   800,271            668,568
     Prepaid expenses and other                                                      1,093,079            819,254
     Deferred income taxes (Note 9)                                                    266,000                 --
--------------------------------------------------------------------------------------------------------------------

Total current assets                                                                19,268,418         16,132,953

Property and equipment, net (Note 3)                                                 5,413,608          4,200,088

Goodwill and other intangibles, less accumulated
     amortization of $498,793 and $300,789 (Note 5)                                  8,772,209          2,507,055

Advances and notes to affiliates (Note 7)                                              913,302          1,114,074

Deposits and other assets (Note 12)                                                    797,327             67,966
--------------------------------------------------------------------------------------------------------------------




                                                                            $       35,164,864   $     24,022,136
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity

Current liabilities:
     Bank overdraft (Note 4)                                                 $       4,616,355  $       1,057,570
     Revolving credit agreement (Note 4)                                                    --          1,106,000
     Note payable, related party (Note 7)                                            6,000,000                 --
     Accounts payable and accrued expenses (Note 7)                                  5,400,376          4,865,854
     Income taxes payable (Note 9)                                                     496,557            543,592
     Current maturities of long-term debt (Note 6)                                     686,035          1,536,428
--------------------------------------------------------------------------------------------------------------------


Total current liabilities                                                           17,199,323          9,109,444


Long-term debt, less current maturities (Note 6)                                     2,980,418          2,997,788

Deferred income taxes (Note 9)                                                         218,700            191,500
--------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                   20,398,441         12,298,732
--------------------------------------------------------------------------------------------------------------------

Commitments and contingency (Note 8)

Shareholders' equity:
     Common stock - no par value, shares
         Authorized 200;
         Issued and outstanding 20                                                      40,100             40,100
     Additional paid-in capital                                                        342,745            342,745
     Retained earnings                                                              14,383,578         11,340,559
--------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                          14,766,423         11,723,404
--------------------------------------------------------------------------------------------------------------------

                                                                             $      35,164,864  $      24,022,136
--------------------------------------------------------------------------------------------------------------------

         See accompanying notes to consolidated financial statements.

                    HS Pharmaceutical, Inc. and Subsidiaries

             Consolidated Statements of Income and Retained Earnings

                                                                                  Year ended
                                                           ---------------------------------------------------------
                                                                December 27,       December 28,     December 30,
                                                                        1997               1996             1995
--------------------------------------------------------------------------------------------------------------------

Net sales (Note 7)                                          $     33,364,165   $     30,305,702  $    28,123,977

Cost of sales (Note 7)                                            20,312,401         18,507,815       17,467,680
--------------------------------------------------------------------------------------------------------------------

Gross profit                                                      13,051,764         11,797,887       10,656,297

Operating expenses:
     Selling, general and administrative                           8,068,701          6,995,028        6,157,515
--------------------------------------------------------------------------------------------------------------------

Operating income                                                   4,983,063          4,802,859        4,498,782

Other income (expense):
     Interest expense, net                                          (578,914)          (577,712)        (500,293)
     Foreign exchange remeasurement gain (loss)                      175,079            (43,599)         (10,163)
     Other (primarily fees from medical testing
         during 1997)                                                361,117            166,431          147,387
--------------------------------------------------------------------------------------------------------------------

Income before taxes on income                                      4,940,345          4,347,979        4,135,713

Taxes on income (Note 9)                                           1,897,326          1,587,906        1,368,131
--------------------------------------------------------------------------------------------------------------------

Net income                                                         3,043,019          2,760,073        2,767,582

Retained earnings, beginning of year                              11,340,559          8,580,486        5,812,904
--------------------------------------------------------------------------------------------------------------------

Retained earnings, end of year                              $     14,383,578   $     11,340,559  $     8,580,486
--------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                    HS Pharmaceutical, Inc. and Subsidiaries

                      Consolidated Statements of Cash Flows

                                                                                  Year ended
                                                            --------------------------------------------------------
                                                                December 27,       December 28,      December 30,
                                                                        1997               1996              1995
--------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
     Net income                                             $      3,043,019 $        2,760,073  $      2,767,582
     Adjustments to reconcile net income to
     net cash provided by operating activities:
         Depreciation and amortization                               839,610            597,184           425,861
         Provision for losses on accounts receivable                  19,394             55,682            15,000
         Provision for obsolete inventories                               --            112,677                --
         Provision for deferred income taxes                        (238,800)            39,500            81,000
         Other                                                            --                 --             5,000
         Changes in assets and liabilities:
              (Increase) decrease in accounts receivable          (1,471,349)        (1,761,616)          180,067
              (Increase) in inventories                             (659,818)          (323,245)       (1,199,165)
              (Increase) decrease in advances
                  to affiliates                                       69,069           (161,994)         (381,170)
              (Increase) in prepaid expenses and other              (273,825)          (239,287)         (138,634)
              (Increase) decrease in deposits and
                  other assets                                      (739,317)           (58,608)          263,270
              Increase in accounts payable and
                  accrued expenses                                   534,522            178,650           415,386
              Increase (decrease) in income taxes
                  payable                                            (47,035)            62,908           339,870
--------------------------------------------------------------------------------------------------------------------

Net cash provided by operating activities                          1,075,470          1,261,924         2,774,067
--------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
     Capital expenditures                                         (1,536,838)          (662,725)         (369,978)
     Business acquisition, net of cash acquired                   (6,155,416)          (800,000)              --
     Purchase of sales rights                                       (616,074)               --                --
--------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                           (8,308,328)        (1,462,725)         (369,978)
--------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
     Increase (decrease) in bank overdraft                  $      3,558,785 $          131,904  $       (575,847)
     Credit line borrowings, net                                  (1,106,000)         1,106,000        (1,000,000)
     Proceeds from long-term debt                                     27,331            217,816                --

     Proceeds from note payable, related party                     6,000,000                 --                --
     Principal payments on long-term debt                           (895,094)          (963,181)         (828,242)
--------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities                7,585,022            492,539        (2,404,089)
--------------------------------------------------------------------------------------------------------------------

Net increase in cash                                                 352,164            291,738                --

Cash, beginning of year                                              291,738                 --                --
--------------------------------------------------------------------------------------------------------------------

Cash, end of year                                           $        643,902 $          291,738  $             --
--------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
     Cash paid during the year for
         Interest                                           $        795,677 $          802,331  $        608,216
--------------------------------------------------------------------------------------------------------------------

         Taxes                                              $      2,084,361 $        1,535,744  $        996,520
--------------------------------------------------------------------------------------------------------------------

Business acquisition:
     Fair value of net assets acquired, excluding cash      $      6,155,416 $        4,070,265  $             --
     Less liabilities assumed and created
         upon acquisition                                   $             -- $        3,270,265  $             --
--------------------------------------------------------------------------------------------------------------------

     Net cash paid                                          $      6,155,416 $          800,000  $             --
--------------------------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

1.     Summary of                 Description of Business
       Significant
       Accounting                 HS  Pharmaceutical,  Inc. and  subsidiaries
       Policies                   (the  "Company")  manufactures  and
                                  distributes pharmaceutical products and sells other accessory products to dental, medical and veterinary distributors worldwide.

                                  Principles of Consolidation

                                  The consolidated financial statements include the accounts of HS Pharmaceutical, Inc. and all of its wholly owned subsidiaries. All material intercompany accounts and transactions are eliminated in consolidation.

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

                                  Fiscal Year

                                  The Company reports its operations on a 52-53 week basis ending on the last Saturday of December. Accordingly, fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995 consisted of 52 weeks.

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

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  Property and Equipment and Depreciation and Amortization

                                  Property and equipment are stated at cost.
                                  Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

                                                                       Years
                                   --------------------------------------------

                                   Buildings and improvements             40
                                   Machinery and warehouse equipment    5-10
                                   Computer hardware                       5
                                   Capital lease equipment              5-10

                                   --------------------------------------------

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

                                  Intangibles

                                  Intangibles consist of costs incurred in connection with obtaining abbreviated new drug applications, investigational new drug exemptions and licenses, permits and approvals relating to the manufacture and sale of pharmaceutical products. These costs are being amortized using the straight-line method over their estimated useful lives which is expected to be 20 years, except for sales licensing rights which are amortized over the 5-year term of the licensing agreement.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

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

                                  Foreign Currency Remeasurement

                                  Monetary assets and liabilities denominated in foreign currency have been remeasured into the functional currency (the U.S. dollar) at the year-end rate of exchange (U.S. $1 = Canadian $1.43, $1.35 and $1.40 at December 27, 1997,
                                  December 28, 1996 and December 30, 1995, respectively). Non-monetary items are remeasured at historical rates. Revenue and expenses are remeasured based on the average monthly rate. Foreign exchange remeasurement gains and losses are included in the determination of net income for the year.

                                  Long-Lived Assets

                                  Long-lived assets, such as goodwill,
                                  intangibles and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. No impairment losses have been necessary through December 27, 1997.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  Concentrations of Credit Risk

                                  Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and trade receivables. The Company places its cash with high quality financial institutions. At times, such amounts may be in excess of the FDIC insurance limits of $100,000. At December 27, 1997, the Company's cash balances on deposit exceeded this limit by approximately $512,000. With respect to accounts receivable, the Company performs ongoing credit evaluations of its customers' financial condition before extending credit and maintains an allowance for losses based on the expected collectibility of all receivables. Generally, the Company does not require collateral from its customers.

                                  Fair Value of Financial Instruments

                                  The Company follows Statement of Financial
                                  Accounting Standards ("SFAS") No. 107,
                                  "Disclosures About Fair Value of Financial
                                  Instruments," which requires disclosures of fair value information about certain financial instruments.

                                  The carrying amounts of the Company's
                                  financial instruments, consisting of accounts receivable, bank overdraft, revolving credit agreement, long-term debt, accounts payable and accrued expenses approximate their fair value because of the immediate or short-term maturity of these financial instruments.

                                  Restatement of Prior Year

                                  In connection with the preparation of the December 27, 1997 financial statements, the Company has restated certain prior year amounts to conform with current year's presentation.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  Recent Accounting Pronouncements

                                  Statement of Financial Accounting Standards
                                  No. 130, "Reporting Comprehensive Income"
                                  ("SFAS 130"), establishes standards for
                                  reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

                                  Statement of Financial Accounting Standards
                                  No. 131, "Disclosure about Segments of a
                                  Business Enterprise" ("SFAS 131"), establishes standards for public enterprises reporting of information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

                                  Statement of Financial Accounting Standards
                                  No.132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS 132"), revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis and eliminate certain existing disclosure requirements.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                  SFAS 130, SFAS 131 and SFAS 132 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Adoption of all three statements is not expected to impact financial statements or disclosures.

2.     Inventories                Inventories consist of the following:

                                                                                 December 27,      December 28,
                                                                                         1997              1996
                                   -------------------------------------------------------------------------------

                                   Raw materials                            $       1,946,203  $      1,969,239
                                   Work-in-progress                                   485,787            38,259
                                   Finished goods                                   3,366,702         3,131,376
                                   -------------------------------------------------------------------------------

                                                                            $       5,798,692  $      5,138,874
                                   -------------------------------------------------------------------------------

3.     Property and               Major classes of property and equipment
       Equipment, Net             consist of the following:

                                                                               December 27,        December 28,
                                                                                       1997                1996
                                   -------------------------------------------------------------------------------

                                   Land                                     $        23,474    $         23,474
                                   Building                                       1,369,578           1,335,465
                                   Machinery and equipment                        8,303,598           6,691,295

                                   Computer hardware                                340,389             318,481
                                   Leasehold improvements                           700,795             532,281
                                   -------------------------------------------------------------------------------

                                                                                 10,737,834           8,900,996
                                   Less accumulated depreciation
                                       and amortization                           5,324,226           4,700,908
                                   -------------------------------------------------------------------------------

                                   Net property and equipment               $     5,413,608    $      4,200,088
                                   -------------------------------------------------------------------------------

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


4.     Bank Overdraft             The bank overdraft is due on demand and
       and Revolving              consists of two loan segments consisting of a
       Credit Agreement           U.S. dollar overdraft and a Canadian dollar
                                  overdraft. They bear interest at the U.S.
                                  prime rate and the Canadian prime rate,
                                  respectively. The revolving credit agreement is due on demand and bears interest at LIBOR plus 3/4%. These facilities are secured by a general assignment of accounts receivable, a general security agreement on all machinery, inventory and equipment, a $2,500,000 demand debenture on building and land, including an assignment of fire insurance, a postponement of claim and guarantee bond.

5.     Business                   On August 15, 1997, the Company acquired
       Acquisitions               substantially all of the net assets of a
                                  manufacturer and distributor of anesthetics and dental products. The acquisition was accounted for as a purchase and, accordingly, the operations of this business have been included in the consolidated financial statements from the acquisition date. The aggregate purchase price of $6,155,416 was financed primarily by a demand note from a shareholder (see Note 7(a)) and has been allocated to the net assets acquired based upon their respective fair market values.

                                  The excess of the acquisition costs over the fair value of the identifiable net assets acquired of $5,355,416 has been recorded as goodwill. Amortization expense totaled
                                  approximately $58,000 for the year ended
                                  December 27, 1997.

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

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  allocated to the net assets acquired based upon their respective fair market values.

                                  The excess of the acquisition costs over the fair value of the identifiable net assets acquired of $2,501,924 has been recorded as goodwill. Amortization expense totaled approximately $83,000 and $81,000 for the years ended December 27, 1997 and December 28, 1996, respectively.

6.     Long-Term                  Long-term debt consists of the following:
       Debt

                                                                                  December 27,     December 28,
                                                                                          1997             1996
                                   -------------------------------------------------------------------------------

                                   Unsecured acquisition note payable over 5 years with annual payments ranging from $250,000 to $500,000, including interest at

                                   6%, due March 15, 2000 (see Note 5).           $  1,543,874   $     1,793,874

                                   Term loans payable in monthly installments
                                   maturing at varying dates from August 1997
                                   through February 2000, with interest at
                                   Canadian prime plus 0.25%, refinanced during
                                   1997.                                                    --        1,723,462

                                   Term loans payable in monthly
                                   installments maturing at varying dates
                                   through December 2002,
                                   with interest at LIBOR plus 1.15%.                1,300,000               --

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                                                                  December 27,     December 28,
                                                                                          1997             1996
                                   -------------------------------------------------------------------------------

                                   Notes payable bearing interest at U.S.
                                   prime (8.5% at December 27, 1997),
                                   payable in annual principal installments
                                   of $191,885, plus interest due March 31,
                                   2001.                                          $    767,539  $       959,424

                                   Various capital lease obligations                    55,040           57,456
                                   -------------------------------------------------------------------------------

                                                                                     3,666,453        4,534,216

                                   Less current maturities                             686,035        1,536,428
                                   -------------------------------------------------------------------------------

                                                                                  $  2,980,418  $     2,997,788
                                   -------------------------------------------------------------------------------

                                   Principal payments on long-term debt mature as follows:

                                       1998                                                       $     686,035
                                       1999                                                             893,175
                                       2000                                                             903,661
                                       2001                                                             923,582

                                       2002                                                             260,000
                                   -------------------------------------------------------------------------------

                                                                                                  $   3,666,453
                                   -------------------------------------------------------------------------------

                                  The Company was in default of a certain
                                  financial covenant in connection with its banking facilities. This default has been waived by the lender.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

7.     Related Party          (a) Certain services of a 50% shareholder are
       Transactions               provided to the Company at the shareholder's
                                  cost. Total charges from this shareholder were approximately $257,000, $160,000 and $83,000 for 1997, 1996 and 1995, respectively. At
                                  December 27, 1997 and December 28, 1996,
                                  "Advances to affiliates" includes amounts due to this shareholder of approximately $-0- and $1,113,000 and "Accounts payable and accrued expenses" includes amounts due to this shareholder of approximately $2,938,000 and
                                  $900,000, respectively.

                                  Additionally, the Company has a $6,000,000 demand note payable to this shareholder which was used to fund the 1997 business acquisition (see Note 5). Interest is payable in monthly installments at U.S. prime.

                                  In March 1991, the Company entered into an agreement with this same shareholder to supply products at prices and quantities as defined in the agreement. Sales to this same shareholder (including sales under this agreement) accounted for approximately 31%, 26% and 22% of the Company's sales for 1997, 1996 and 1995, respectively. Included in "Accounts receivable" at December 27, 1997 and December 28, 1996 were approximately $2,443,000 and $1,680,000, respectively, for amounts due from this shareholder.

                              (b) In March 1991, the other 50% shareholder
                                  of the Company granted the Company a ten-year license to use certain of its trademarks.

                                  Royalties of $75,000 annually are required under the terms of the agreement and were paid in 1997, 1996 and 1995.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  In the ordinary course of business, the
                                  Company sells products to this same
                                  shareholder. Net sales to this shareholder amounted to approximately $1,030,000, $1,090,000 and $608,000 for 1997, 1996 and
                                  1995, respectively. Included in "Accounts receivable" at December 27, 1997 and December 28, 1996 were approximately $285,000 and $271,000, respectively, for amounts due from this shareholder.

                                  In addition, the Company also purchases
                                  pharmaceutical products from this shareholder. Net purchases from this shareholder amounted to approximately $3,387,000, $1,080,000 and
                                  $4,434,000 for 1997, 1996 and 1995,
                                  respectively. Included in "accounts payable and accrued expenses" at December 27, 1997 and December 28, 1996 were approximately $313,000 and $5,549,000, respectively, for amounts due to this shareholder.

                              (c) Interest expense related to accounts
                                  payable and accrued expenses owing to the above shareholders amounted to approximately $184,000, $65,000 and $51,000 for 1997, 1996 and 1995, respectively.

                              (d) An affiliated company supplies a new
                                  product line to the Company. Included in "advances to affiliates" are net amounts due from this affiliate of approximately $1,218,000 and $1,225,000 at December 27, 1997 and December 28, 1996, respectively. Included in the net advances of $1,218,000 and $1,225,000 are two notes receivable of approximately $1,127,000 at December 27, 1996 and 1997. Principal on these notes are due in various annual installments ranging between $156,000 and $411,000 beginning in 1997 through 2005, with an interest rate to be

                                  determined annually. These notes are secured by an assignment pledge and a first priority security interest in certain investment assets of the affiliated company.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements

8.     Commitments                Operating Leases
       and
       Contingency                The Company leases facilities and equipment
                                  under various noncancelable operating leases expiring through September 2002. Total rental expense for 1997, 1996 and 1995 was approximately $441,000, $416,000 and $163,000, respectively. At December 27, 1997, future minimum annual rental payments under these leases are as follows:

                                       Year                         Amount
                                   ------------------------------------------

                                       1998                  $     426,444
                                       1999                        385,297
                                       2000                        279,730
                                       2001                         12,601
                                       2002                          1,129
                                   ------------------------------------------

                                                             $   1,105,201
                                   ------------------------------------------

                                  Litigation

                                  Various claims, suits and complaints, such as those involving government regulations and product liability, arise in the ordinary course of the Company's business. In the opinion of the Company, all such pending mattes are without merit, covered by insurance or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

                    HS Pharmaceutical, Inc. and Subsidiaries


                                      Notes to Consolidated Financial Statements

9.     Taxes on Income            Income taxes are based upon income before
                                  taxes as follows:

                                                                                   Year ended
                                                                 -------------------------------------------------
                                                                 December 27,     December 28,     December 30,
                                                                         1997             1996             1995
                                   -------------------------------------------------------------------------------
                                   Domestic                    $    2,424,151  $     2,233,668 $      2,500,916
                                   Foreign                          2,516,194        2,114,311        1,634,797
                                   -------------------------------------------------------------------------------

                                   Total income before
                                       taxes on income         $    4,940,345  $     4,347,979 $      4,135,713
                                   -------------------------------------------------------------------------------

                                  The significant components of income tax expense (benefit) consist of the following:

                                                                                   Year ended
                                                                 -------------------------------------------------
                                                                 December 27,     December 28,     December 30,
                                                                         1997             1996             1995
                                   -------------------------------------------------------------------------------

                                   Current tax expense
                                       U.S. Federal            $    1,113,517   $      748,423  $       764,670
                                       State and local                221,209          139,925           26,801
                                       Foreign                        801,400          660,058          495,660
                                   -------------------------------------------------------------------------------

                                   Total current                    2,136,126        1,548,406        1,287,131
                                   -------------------------------------------------------------------------------

                                   Deferred tax
                                       expense (benefit)
                                            U.S. Federal             (226,000)              --               --
                                            State and local           (40,000)              --               --
                                            Foreign                    27,200           39,500           81,000
                                   -------------------------------------------------------------------------------

                                   Total deferred                    (238,800)          39,500           81,000
                                   -------------------------------------------------------------------------------


                                   Total provision             $    1,897,326   $    1,587,906  $     1,368,131
                                   -------------------------------------------------------------------------------

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


                                  Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to deferred income taxes, relate to the following:

                                                                                  December 27,     December 28,
                                                                                          1997             1996
                                   -------------------------------------------------------------------------------

                                   Nondeductible accruals                        $     228,000    $          --
                                   Allowance for losses on inventory                    38,000               --
                                   -------------------------------------------------------------------------------

                                   Total deferred income tax assets                    266,000               --

                                   Depreciation and amortization                      (218,700)        (191,500)
                                   -------------------------------------------------------------------------------

                                   Net deferred income tax asset
                                       (liabilities)                             $      47,300    $    (191,500)
                                   -------------------------------------------------------------------------------

                                  The Company's effective tax rate approximates the U.S. Federal statutory rate when taking into account state, local and provincial taxes.

10.    Major                      Sales to three unaffiliated customers
       Customers                  accounted for approximately 34%, 38% and 25%
                                  of net sales in 1997, 1996 and 1995,
                                  respectively.

11.    Employee                   Effective January 1, 1992, the Company adopted
       Benefit Plan               a 401(k) profit sharing plan to provide
                                  retirement benefits for eligible employees.
                                  Matching contributions by the Company, which

                                  were determined by the board of directors, were approximately $44,000, $41,000 and $39,000 in 1997, 1996 and 1995, respectively.

                                  In addition, the Company maintains a defined contribution plan for eligible employees. Contributions to this plan, which were determined by the board of directors, were approximately $180,000, $92,000 and $92,000 in
                                  1997, 1996 and 1995, respectively.

                    HS Pharmaceutical, Inc. and Subsidiaries

                                      Notes to Consolidated Financial Statements


12.    Deposits and               During 1995, the Company entered into an
       Other Assets               agreement to exclusively distribute certain
                                  dental products to specific markets for a period of four years. The agreement contains provisions for minimum purchase requirements each year. During 1997, the Company prepaid approximately $442,000 for merchandise in accordance with the minimum purchase requirements. Additionally, the Company has advanced approximately $255,000 for joint promotional costs and clinical studies which are expected to be reimbursed as specified in the agreement. The Company has obtained the product and manufacturing rights as collateral for all of these advances.

13.    Subsequent                 In March 1998, the Company entered into an
       Events                     agreement with a related party to be the
                                  exclusive distributors of certain dental anesthetics in Canada and the United States.
                                  The purchase price for the distribution rights is $3,000,000 with $2,100,000 payable at closing and the remainder payable in two installments of $500,000 and $400,000 in April and May 1998, respectively. The cost of the distribution agreement will be recorded as an asset by the Company and amortized over the period of its estimated benefit.

                                  In March 1998, the Company entered into an agreement to acquire patent rights for certain dental anesthetics. The purchase price for these patent rights is $2,014,000 with $50,000 payable at closing, $500,000 payable at least

                                  10 days prior to the date the Company markets the product to the public ("launch date"), $250,000 on each of the first two anniversary dates of the launch date, and guaranteed payments of $356,000 and $608,000 on each of the anniversary dates for years three and four from the launch date. The costs to acquire the patent rights will be recorded as an asset by the Company and amortized over the period of its estimated benefit. Additionally, during the first four years starting from the launch date, royalty payments will be made at 25% of annual sales in excess of $1,685,000 for years one and two and $4,377,000 and $5,723,000, for years three and four.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Henry Schein, Inc.
Melville, New York



The audits referred to in our report dated February 27, 1998 relating to the consolidated financial statements of Henry Schein, Inc. and subsidiaries, which is contained in Item 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO Seidman, LLP

New York, New York
February 27, 1998

                               HENRY SCHEIN, INC.

                                   Schedule II
                        Valuation and Qualifying Accounts

               Column A             Column B        Column C         Column D         Column E
              -----------           --------        --------         --------         --------
                                                      Add
                                    Balance           ---
                                      at            Charged to                         Balance
                                   beginning        costs and                         at end of
              Description          of period        expenses        Deductions         period
              -----------           --------        --------         --------         --------
Year ended December 28, 1996
  Allowance for doubtful
    accounts ...............        $  4,049        $  1,872         $   (275)        $  5,646
  Other accounts receivable
    allowances(1) ..........           3,821            --               (432)           3,389
                                    --------        --------         --------         --------
                                    $  7,870        $  1,872         $   (707)        $  9,035
                                    ========        ========         ========         ========


Year ended December 27, 1997
  Allowance for doubtful
    accounts ...............        $  5,646        $  3,547         $ (1,544)        $  7,649
  Other accounts receivable
    allowances(1) ..........           3,389           2,010             --              5,399
                                    --------        --------         --------         --------
                                    $  9,035        $  5,557         $ (1,544)        $ 13,048
                                    ========        ========         ========         ========

--------------
(1)  Primarily allowance for sales returns.

                             EXHIBIT INDEX

         Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits in the Company's Registration Statement on Form S-1 (Commission File No. 33-96528)

 3.1  Form of Amended and Restated Articles of Incorporation

 3.2  Form of Amended and Restated By-laws.

+3.3  Amendment dated November 12, 1997 to Amended and Restated
      Articles of Incorporation.

 3.4 Amendments to Amended and Restated By-laws adopted July 15, 1997 (filed as Exhibit 3.2 to the Company's Registration Statement on Form S-4, Commission File No. 333-3601).

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

10.9 Henry Schein, Inc. Amendment and Restatement of the Supplemental Executive Retirement Plan **

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

10.12 Employment Agreement dated as of January 1, 1992 between the Company and Stanley M. Bergman**


10.13 Amended and Restated Stock Issuance Agreement dated as of December 24, 1992 between the Company and Stanley M. Bergman**

10.14 Stock Issuance Agreements dated December 27, 1994 between the Company and various executive officers**

10.15 Agreement and Plan of Merger dated as of September 1, 1995, among Henry Schein, Inc., Schein Dental Equipment Corp., Marvin Schein and others

10.16 Stock Purchase Agreement dated August 25, 1995, by Henry Schein, Inc., PRN Medical, Inc. and its shareholders,and Florida Doctor Supply, Inc. and its shareholders

10.17 Restated Standard Indemnity Agreement dated February 8, 1993, as amended January 25, 1993, by and between Showa Denko America, Inc. and the Company

10.18 Guaranty Agreement by and between Showa Denko K.K. and the Company, relating to the Restated Standard Indemnity Agreement dated February 8, 1993, as amended January 25,1993, by and between Showa Denko America, Inc. and the Company

10.19 Stock Issuance Agreements dated as of May 1, 1995 between the Company and executive officers

10.20 Agreement of Purchase and Sale of Assets dated February 28, 1996 by and among the Company, Benton Dental, Inc. and Modern Dental Concepts, Inc.*

10.21 Credit Agreement dated as of December 8, 1994 between the Company and The Chase Manhattan Bank, N.A.

10.22 Loan Agreement dated May 5, 1995 by and between the Company and New York State Urban Development Corporation

10.23 Term Loan Agreement dated as of November 15, 1993 between Henry Schein Europe, Inc. and Cooperatieve Centrale Raiffeisen- Boerenleenbank B.A.

10.24 Corporate Guarantee dated November 15, 1993 by the Company, Zahn Dental Co., Inc. Zahn Dental (Florida), Inc., Zahn Dental (Mass), Inc., Tri-State Medical Supply, Inc. and Zahn Holdings, Inc. with respect to the Term Loan dated as of November 15, 1993 between Henry Schein Europe, Inc. and Cooperatieve Centrale Raiffeisen-Boerenleenbank, B.A.

10.25 Joint and Several Guarantee dated February 7, 1995 by the Company in favor of Banque Nationale de Paris

10.26 Joint and Several Guarantee dated February 7, 1995 by the Company in favor of Banque Francaise du Commerce Exterieur

10.27 Guarantee dated March 1, 1996 by the Company in favor of Deutsche Bank AG*


10.28 Lease Agreement dated December 22, 1995 by and between Dugan Realty, L.L.C. and the Company*

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


10.79 Form of Henry Schein, Inc. Non-Employee Director Stock Option Plan* **

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

10.87 Agreement dated March 4, 1993 between Henry Schein (UK) Holdings Ltd. and The Royal Bank of Scotland plc

10.88 Loan Agreement dated November 16, 1993 between Henry Schein B.V. and others and Crediet-en-Effectenbank N.V. (English translation and original version)

10.89 Multicurrency Credit Policy between Henry Schein Espana, S.A. and others and Banco Popular Espanol, S.A. (English translation and original version)

10.90 Amended and Restated Credit Agreement (the "Amended Credit Agreement") dated as of July 5, 1995 among the Company, The Chase Manhattan Bank, N.A., Natwest Bank, N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. "Rabobank Nederland", New York Branch and European American Bank (previously Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Commission File No. 33-96528))


10.91 First Amendment to the Amended Credit Agreement dated December 15, 1995 among the Company, The Chase Manhattan Bank, N.A., Natwest Bank, N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. "Rabobank Nederland", New York Branch and European American Bank

10.92 Supply Agreement dated January 8, 1996 between the Bompany and Modern Dental Concepts, Inc.

10.93 Agreement of Purchase and Sale of Assets dated February 28, 1996 by and among the Company, Benton Dental, Inc. and Modern Dental Concepts, Inc.

10.94 Agreement and the Plan of Merger, dated as of August 3, 1997 by and among the Company, HSI Acquisition Corp and Sullivan Dental Products, Inc. (Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Commission File No. 333-3601)).

10.95 Amendments to the Company's 1994 Stock Option Plan effective as of July 15, 1997.+*

10.96  Revolving Credit Agreement (the "Credit Agreement") dated as of
       January 31, 1997 among the Company, The Chase Manhattan Bank, Fleet
       Bank, N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A., "Rabobank Nederland", New York Branch and European American Bank (previously Exhibit 10.20 to the Company's Registration Statement on Form S-1 (Commission File No. 33-96528)).

10.97 Employment Agreement, dated March 7, 1997, between Bruce J. Haber and the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-30615)).*

10.98 Termination of Employment Agreement, dated March 7, 1997, as revised, between Bruce J. Haber and the Company (filed as Exhibit 10.92 to the Company's Registration Statement on Form S-4 (Registration No. 333-30615)).*

10.99  Agreement and Plan of Merger among the Company, HS Acquisition,
       Inc., Roane- Barker, Inc. and Ralph L. Falls, Jr. dated as of May 23, 1997, as amended by letters dated June 24, 1997 and June 25, 1997 (filed as Exhibit 10.94 to the Company's Registration Statement on Form S-4 (Registration No. 333-30615)).

10.100 Employment Agreement, dated as of August 3, 1997, by and between Robert J. Sullivan and the Company (filed as Exhibit 10.96 to the Company's Registration Statement on Form S-4 (Commission File No. 333-36081)).*

10.101 Amendment No. 2 and Supplement to Revolving Credit Agreement, dated August 15, 1997 (filed as Exhibit 10.104 to the Company's Registration Statement on Form S-4 (Commission File No.
       333-36081)).

10.102 Amendment dated as of June 30, 1997 to Credit Agreement (filed as Exhibit 10.103 to the Company's Registration Statement

       on Form S-4 (Commission File No. 333-36081)).

10.103 Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and the Company.+

10.104 Amendment dated as of June 30, 1997 to Credit Agreement (filed as
       Exhibit 10.103 to the Company's Registration Statement on Form S-4 (Commission File No. 333-36081)).

27.1   Financial Data Schedules - Year ended December 27, 1997

27.2   Financial Data Schedules - Year ended December 28, 1996

27.3   Financial Data Schedules - Three months ended March 29, 1997

27.4   Financial Data Schedules - Six months ended June 28, 1997

27.5   Financial Data Schedules - Nine months ended September 27, 1997

27.6   Financial Data Schedules - Three months ended March 30, 1996

27.7   Financial Data Schedules - Six months ended June 29, 1996

27.8   Financial Data Schedules - Nine months ended September 28, 1996

27.9   Financial Data Schedules - Year ended December 30, 1995


-----------
+        Filed herewith
+*       Indicates management contract or compensatory plan or arrangement.