Form 10-K405/A
period 1997-12-27
SCHEIN HENRY INC
filed 1998-04-24
CIK 1000228

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 For the fiscal year ended December 27, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

                         Commission file number 0-27078

                               HENRY SCHEIN, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                              11-3136595
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

        135 Duryea Road
       Melville, New York                                         11747
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)

        Registrant's telephone number, including area code (516) 843-5500
        -----------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: X NO:
                                              ---    ---


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. X
                               ---

         The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on March 23, 1998 was approximately $1,378,059,189.

         As of March 23, 1998, 35,334,851 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                       Documents Incorporated by Reference

                                      None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

This Form 10-K/A is being filed for the purposes of filing an amended signature page.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 27, 1998.

                                 Henry Schein, Inc.

                             By: /s/ Stanley M. Bergman
                                 -----------------------------------------------
                                 Stanley M. Bergman
                                 Chairman, Chief Executive Officer and President

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

         Signature                                   Capacity                                         Date
         ---------                                   --------                                         ----

/s/ STANLEY M. BERGMAN                      Chairman, Chief Executive Officer, and               March 27, 1998
--------------------------------------        President (principal executive officer)
Stanley M. Bergman

/s/ STEVEN PALADINO                         Senior Vice President, Chief Financial               March 27, 1998
--------------------------------------        Officer and Director (principal financial
Steven Paladino                               and accounting officer)

/s/ JAMES BRESLAWSKI                        Director                                             March 27, 1998
--------------------------------------
James P. Breslawski

/s/ GERALD A. BENJAMIN                      Director                                             March 27, 1998
--------------------------------------
Gerald A. Benjamin

/s/ LEONARD A. DAVID                        Director                                             March 27, 1998
--------------------------------------
Leonard A. David

/s/ MARK E. MLOTEK                          Director                                             March 27, 1998
--------------------------------------
Mark E. Mlotek

/s/ BARRY ALPERIN                           Director                                             March 27, 1998
--------------------------------------
Barry Alperin


/s/ PAMELA JOSEPH                           Director                                             March 27, 1998
--------------------------------------
Pamela Joseph

/s/ DONALD J. KABAT                         Director                                             March 27, 1998
--------------------------------------
Donald J. Kabat

/s/ MARVIN SCHEIN                           Director                                             March 27, 1998
--------------------------------------
Marvin H. Schein

/s/ IRVING SHAFRAN                          Director                                             March 27, 1998
--------------------------------------
Irving Shafran

/s/ BRUCE J. HABER                          Director                                             March 27, 1998
--------------------------------------
Bruce J. Haber

/s/ ROBERT J. SULLIVAN                      Director                                             March 27, 1998
--------------------------------------
Robert J. Sullivan