Form 10-Q
period 1998-03-28
SCHEIN HENRY INC
filed 1998-05-12
CIK 1000228

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the period ended March 28, 1998

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

Yes [X]                                     No [ ]

         As of May 6, 1998, there were 35,447,039 shares of the Registrant's Common Stock outstanding.

                              HENRY SCHEIN, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION
                                                                      Page No.
                                                                      --------
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
             March 28, 1998 and December 27, 1997..........................3

          Consolidated Statements of Operations
             Three months ended March 28, 1998 and March 29, 1997 .........4

          Consolidated Statements of Cash Flows
              Three months ended March 28, 1998  and March 29, 1997 .......5

          Notes to Consolidated Financial Statements ......................6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................8


                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ..............................................12

Item 6.   Exhibits and Reports on Form 8-K ...............................12

          Signature ......................................................13

PART 1.         FINANCIAL INFORMATION
ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                                                                     March 28,          December 27,
                                                                                                       1998                  1997
                                                                                                    ---------             ---------
                                                                                                   (unaudited)
   ASSETS

Current assets:
   Cash and cash equivalents ...........................................................            $  12,244             $   7,824
   Accounts receivable, less reserves of $12,712 and $13,048,
       respectively ....................................................................              258,136               261,665
   Inventories .........................................................................              220,065               212,848
   Deferred income taxes ...............................................................               13,358                13,323
   Other ...............................................................................               40,999                39,396
                                                                                                    ---------             ---------
               Total current assets ....................................................              544,802               535,056
Property and equipment, net of accumulated depreciation and
  amortization of  $59,974 and $57,997, respectively ...................................               58,301                54,449
Goodwill and other intangibles, net of accumulated
  amortization of $11,657 and $10,395, respectively ....................................              127,054               122,217
Investments and other ..................................................................               28,924                29,472
                                                                                                    ---------             ---------
                                                                                                    $ 759,081             $ 741,194
                                                                                                    =========             =========

   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ....................................................................            $ 116,021             $ 129,806
   Bank credit lines ...................................................................               11,665                11,973
   Accruals:
     Salaries and related expenses .....................................................               22,967                20,729
     Merger and integration costs ......................................................               13,220                17,056
     Other .............................................................................               32,586                39,095
   Current maturities of long-term debt ................................................                8,361                 9,370
                                                                                                    ---------             ---------
               Total current liabilities ...............................................              204,820               228,029
Long-term debt .........................................................................              123,439                93,192
Other liabilities ......................................................................                6,234                 6,550
                                                                                                    ---------             ---------
               Total liabilities .......................................................              334,493               327,771
                                                                                                    ---------             ---------
Minority interest ......................................................................                2,267                 2,225

                                                                                                    ---------             ---------

Stockholders' equity:
   Common stock, $.01 par value, authorized 60,000,000; issued
        35,410,714 and 35,146,892, respectively ........................................                  354                   352
   Additional paid-in capital ..........................................................              328,473               322,998
   Retained earnings ...................................................................               98,202                92,238
   Treasury stock, at cost (62,479 shares) .............................................               (1,156)               (1,156)
   Accumulated other comprehensive income ..............................................               (1,927)               (1,609)
   Deferred compensation ...............................................................               (1,625)               (1,625)
                                                                                                    ---------             ---------
               Total stockholders' equity ..............................................              422,321               411,198
                                                                                                    ---------             ---------
                                                                                                    $ 759,081             $ 741,194
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

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                                                         Three Months Ended
                                                                                                  ---------------------------------
                                                                                                 March 28,                 March 29,
                                                                                                     1998                     1997
                                                                                                  ---------               ---------
                                                                                                                          (restated)

Net sales ..........................................................................              $ 403,032               $ 339,049
Cost of sales ......................................................................                281,541                 239,012
                                                                                                  ---------               ---------
    Gross profit ...................................................................                121,491                 100,037
Operating expenses:
    Selling, general and administrative ............................................                107,225                  90,402
    Merger and integration costs ...................................................                  3,864                   2,527
                                                                                                  ---------               ---------
         Operating income ..........................................................                 10,402                   7,108
Other income (expense):
    Interest income ................................................................                  1,712                   1,537
    Interest expense ...............................................................                 (2,157)                 (1,020)
    Other - net ....................................................................                     80                     (75)
                                                                                                   ---------               ---------
         Income before taxes on income,
         minority interest and equity in
         earnings (losses) of  affiliates ..........................................                 10,037                   7,550
Taxes on income ....................................................................                  4,253                   4,008
Minority interest in net income (loss) of subsidiaries .............................                      1                     (14)
Equity in earnings (losses) of affiliates ..........................................                    181                     (50)
                                                                                                  ---------               ---------
Net income .........................................................................              $   5,964               $   3,506
                                                                                                  =========               =========


Net income per common share:

        Basic ......................................................................              $    0.17               $    0.10
                                                                                                  =========               =========
        Diluted ....................................................................              $    0.16               $    0.10
                                                                                                  =========               =========
Weighted average shares outstanding:

        Basic ......................................................................                 35,518                  33,640
                                                                                                  =========               =========
        Diluted ....................................................................                 37,606                  35,115
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

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             Three Months Ended
                                                                                        --------------------------
                                                                                        March 28,         March 29,
                                                                                          1998              1997
                                                                                        --------          --------
                                                                                                        (restated)

Cash flows from operating activities:
    Net income ................................................................         $  5,964          $  3,506
    Adjustments to reconcile net income to net cash used in
      operating  activities:

        Depreciation and amortization .........................................            3,554             3,287
        Provision (benefit) for losses on accounts receivable .................             (314)              494
        Benefit from deferred income taxes ....................................              (99)             (200)
        Undistributed (earnings) losses of affiliates .........................             (181)               50
        Benefit for merger and integration costs ..............................           (3,836)             --
        Minority interest in net income (loss) of subsidiaries ................                1               (14)
        Other .................................................................             (134)               (5)
    Changes in assets and liabilities:
        Decrease in accounts receivable .......................................            6,407             1,289
        (Increase) decrease in inventories ....................................           (6,981)            6,727
        (Increase) decrease in other current assets ...........................           (1,375)              610
        Decrease in accounts payable and accruals .............................          (16,477)          (27,981)
                                                                                        --------          --------
Net cash used in operating activities .........................................          (13,471)          (12,237)
                                                                                        --------          --------

Cash flows from investing activities:
    Capital expenditures ......................................................           (6,700)           (2,827)
    Business acquisitions, net of cash acquired ...............................           (4,353)           (4,377)
    Other .....................................................................           (3,160)             (943)
                                                                                        --------          --------
Net cash used in investing activities .........................................          (14,213)           (8,147)
                                                                                        --------          --------


Cash flows from financing activities:
    Proceeds from issuance of long-term debt ..................................             --               1,011
    Principal payments on long-term debt ......................................           (1,813)           (1,210)
    Proceeds from issuance of stock upon exercise of options ..................            3,840               269
    Proceeds from borrowings from banks .......................................           32,279             1,283
    Payments on borrowings from banks .........................................           (1,846)           (3,841)
    Purchase of treasury stock ................................................             --                (341)
    Dividends paid ............................................................             --                (484)
    Other .....................................................................             (356)           (1,184)
                                                                                        --------          --------
Net cash provided by (used in) financing activities ...........................           32,104            (4,497)
                                                                                        --------          --------
Net increase (decrease) in cash and cash equivalents ..........................            4,420           (24,881)
Cash and cash equivalents, beginning of period ................................            7,824            45,814
                                                                                        --------          --------
Cash and cash equivalents, end of period ......................................         $ 12,244          $ 20,933
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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include adjustments to give effect to the acquisitions of Micro Bio-Medics, Inc. ("MBMI"), effective August 1, 1997 and Sullivan Dental Products, Inc. ("Sullivan"), effective November 12, 1997, which were accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 27, 1997. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the three months ended March 28, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 26, 1998 or any other period.

Note 2. Merger and Integration Costs

In connection with certain acquisitions accounted for under the pooling of interests method of accounting, the Company incurred certain merger and integration costs during the three months ended March 28, 1998 and March 29, 1997. These costs consist primarily of investment banking, legal, accounting and advisory fees, compensation and other integration costs associated with these mergers. Net of taxes, for the three months ended March 28, 1998 and March 29, 1997, merger and integration costs were approximately $0.08 and $0.07 per share, on a diluted basis, respectively.

Note 3. Comprehensive Income

The Company adopted SFAS No. 130 Reporting Comprehensive Income, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

Total comprehensive income for the three months ended March 28, 1998 and March 29, 1997 is as follows:

                                                     Three Months Ended
                                           March 28, 1998      March 29, 1997
                                           ----------------------------------

Net income                                     $5,964                 $3,906
Foreign currency translation adjustments         (318)                  (978)
                                           ----------              ---------
Comprehensive income                           $5,646                 $2,928
                                           ==========              =========


Note 4. Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

March 28, 1998                                               Historical
                                                           ------------
    Basic.......................................               35,518
    Effect of assumed conversion of
        employee stock options..................                2,088
                                                            ---------
    Diluted.....................................               37,606
                                                            =========
March 29, 1997

    Basic.......................................               33,640
    Effect of assumed conversion of
        employee stock options..................                1,475
                                                            ---------
    Diluted.....................................               35,115
                                                            =========

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended March 28, 1998 compared to Three Months Ended March 29, 1997

Net sales increased $64.0 million, or 18.9%, to $403.0 million for the three months ended March 28, 1998 from $339.0 million for the three months ended March 29, 1997. Of the $64.0 million increase, approximately $27.8 million represented a 14.9% increase in the Company's dental business, $20.1 million represented a 21.3% increase in its medical business, $11.6 million represented a 28.5% increase in its international business, $2.6 million represented a 36.4% increase in the Company's technology and value-added product business, and $1.9 million, represented a 19.5% increase in its veterinary business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), and continued success of the Company's targeted marketing programs and acquisitions completed subsequent to the first quarter of 1997. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions, and the benefits of a new telesales structure, partially offset by a decline in sales to renal dialysis centers. In the first quarter of 1998 the Company's largest renal dialysis customer, Renal Treatment Centers, Inc., ("RTC") was acquired by Total Renal Care, Inc. which currently is not a customer of the Company. In March of this year, RTC stopped purchasing Epogen from the Company, but continues to purchase other products. During fiscal year 1997, the Company's sales of Epogen to RTC amounted to $38.7 million. In the international market, the increase in net sales was due to acquisitions, primarily in Germany, the United Kingdom and The Netherlands, and increased account penetration in France, Germany and Spain. Unfavorable exchange rate translation adjustments reduced the net increase in the international market by approximately $2.0 million. Had net sales for the international market been translated at the same exchange rates in effect during the first quarter of 1997, net sales would have increased by an additional 4.9%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. The increase in technology and value-added product sales was primarily due to acquisitions completed subsequent to the first quarter of 1997.

Gross profit increased by $21.5 million, or 21.5%, to $121.5 million for the three months ended March 28, 1998, from $100.0 million for the three months ended March 29, 1997. Gross profit margin increased by 0.6% to 30.1% from 29.5% last year, with improvements primarily in medical margins, and to a lesser extent, dental and veterinary margins, partially offset by declines in technology and value-added product and international margins, all the result of changes in product mix.

Selling, general and administrative expenses increased by $16.8 million, or 18.6%, to $107.2 million for the three months ended March 28, 1998 from $90.4 million for the three months ended March 29, 1997. Selling and shipping expenses increased by $11.2 million, or 18.5%, to $71.8 million for the three months ended March 28, 1998 from $60.6 million for the three months ended March 29, 1997. As a percentage of net sales, selling and shipping expenses decreased 0.1% to 17.8% for the three months ended March 28, 1998 from 17.9% for the three months ended March 29, 1997. This decrease was primarily due to improvements of the Company's distribution efficiencies. General and administrative expenses increased $5.6 million, or 18.8%, to $35.4 million for the three months ended March 28, 1998 from $29.8 million for the three months ended March 29, 1997, primarily as a result of acquisitions.
As a percentage of net sales, general and administrative expenses remained unchanged at 8.8%.

Other income (expense) - net decreased by $0.8 million, to ($0.4) million for the three months ended March 28, 1998, compared to $0.4 million for the three months ended March 29, 1997 due to an increase in interest expense resulting from an increase in average borrowings, partially offset by an increase in interest income from finance charges and imputed interest arising from non-interest bearing extended payment term sales.

Equity in earnings of affiliates increased $0.3 million to $0.2 million for the three months ended March 28, 1998 from ($0.1) million for the three months ended March 29, 1997. This increase was primarily due to increased sales volume and improved margins for the products sold by an unconsolidated 50%-owned company.

For the three months ended March 28, 1998 the Company's effective tax rate was 42.4%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.1%. For the three months ended March 29, 1997, the Company's effective tax rate was 53.1%. Excluding merger and integration costs, the Company's effective tax rate would have been 39.8%. The difference between the Company's effective tax rate (excluding merger and integration costs), and the Federal statutory rate relates primarily to state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES


The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products, special inventory forward buy-in opportunities, and to fund initial start-up inventory requirements for new distribution centers, (b) acquisitions and (c) capital expenditures. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities and stock issuances.

Net cash used in operating activities for the three months ended March 28, 1998 of $13.5 million resulted primarily from a net increase in operating items of working capital of $18.4 million offset, in part, by net income of $6.0 million adjusted for non-cash charges of $1.1 million. The increase in working capital was primarily due to (i) a decrease in accounts payable and other accrued expenses of $16.5 million resulting primarily from payments to vendors for inventory purchased as part of the Company's year-end inventory forward buy-in program, (ii) a $7.0 million increase in inventory, and (iii) a $1.4 million increase in other current assets, offset by a $6.4 million decrease in accounts receivable. The Company anticipates future increases in working capital as a result of its continued sales growth.

Net cash used in investing activities for the three months ended March 28, 1998 of $14.2 million resulted primarily from cash outlays for capital expenditures of $6.7 million and cash paid for acquisitions of $4.4 million. The increased amount of capital expenditures over the comparable prior year period was due to expenditures for additional operating facilities, as well as the development of new computer systems. The Company expects that it will invest in excess of $30.0 million during the year ending December 26, 1998, including approximately $10.0 million to $12.0 million relating to the consolidation and integration of facilities and systems as a result of recent acquisitions. Thereafter, the Company expects to invest in excess of $20.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

Net cash provided by financing activities for the three months ended March 28, 1998 of $32.1 million resulted primarily from net borrowings on bank credit lines of $30.5 million.

In addition, with respect to certain acquisitions and joint ventures, holders of minority interest in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

The Company's cash and cash equivalents as of March 28, 1998 of $12.2 million consist of bank balances and investments in commercial paper rated AAA by Moodys (or an equivalent rating). These investments have staggered maturity dates, none greater than three months, and have a high degree of liquidity since the securities are actively traded in public markets.

The Company's main credit facility is a $150.0 million revolving credit facility which has a termination date of August 15, 2002. Borrowings under the credit facility were $106.9 million at March 28, 1998. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $35.3 million under which $11.7 million have been borrowed at March 28, 1998.

The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its short and long-term capital needs.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in this Form 10-Q contains information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restrictions on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Form 10-Q.

PART II.        OTHER INFORMATION

Item 1.  Legal Proceedings

During the first quarter of 1998, the Company became involved in a dispute with Premier Laser Systems, Inc. ("PLS") involving the alleged purchase of certain products distributed by PLS. The parties are discussing a resolution to the dispute. The Company does not believe that this dispute will have a material adverse effect on the Company.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits.

      10.106 Amendment No. 3 dated as of November 10, 1997 to Credit Agreement (filed herein).

      10.107 Amendment No. 4 dated as of December 10, 1997 to Credit Agreement (filed herein).

        27.1    Financial Data Schedule

   (b)   Reports on Form 8-K.

         During the fourth quarter of 1997, the Company filed one Form 8-K:
         The Report, dated November 12, 1997 and filed on November 26, 1997, reported the Company's acquisition of Sullivan and incorporated by reference Sullivan's audited financial statements filed as part of Sullivan's Annual Report on Form 10-K for the year ended December 31, 1996. On January 26, 1998, the Company filed Amendment No. 1 to the foregoing report on Form 8- K/A which, among other things, included
         (i) unaudited pro forma combined condensed financial information pursuant to Article 11 of Regulation S-X giving effect to the merger,
         (ii) Sullivan's unaudited balance sheets as of September 30, 1997 and December 31, 1996 and the related unaudited statements of income and cash flow for the three-month and nine-month periods ended September 30, 1997 and (iii) consolidated balance sheets of the Company as of December 28, 1996 and December 30, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 28, 1996, restated to give effect to the Company's acquisition of MBMI.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   HENRY SCHEIN, INC.
                                   (Registrant)


                                   By: /s/ STEVEN PALADINO
                                       --------------------------------
                                       STEVEN PALADINO
                                       Senior Vice President and
                                         Chief Financial Officer
                                       (Principal Financial Officer and
                                         Principal Accounting Officer)

Dated:    May 12, 1998