Form 10-Q
period 1998-06-27
SCHEIN HENRY INC
filed 1998-08-11
CIK 1000228

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   [X]    Quarterly report pursuant to

Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 27, 1998

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

                               Yes [X]   No [ ]

         As of August 6, 1998, there were 36,540,357 shares of the Registrant's Common Stock outstanding.

                              HENRY SCHEIN, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION
                                                                        Page No.
                                                                        --------

Item 1. Consolidated Financial Statements:

        Consolidated Balance Sheets
           June 27, 1998 and December 27, 1997.............................3

        Consolidated Statements of Operations
           Three and six months ended June 27, 1998 and June 28, 1997 .....4

        Consolidated Statements of Cash Flows
            Six months ended June 27, 1998  and June 28, 1997 .............5

        Notes to Consolidated Financial Statements ........................6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations .....................................10

                                  PART II. OTHER INFORMATION

Item 1. Legal Proceedings ................................................16

Item 2. Changes in Securities.............................................16

Item 4. Submission of Matters to a Vote of Security Holders...............17

Item 6. Exhibits and Reports on Form 8-K .................................17

        Signature ........................................................18

PART 1.         FINANCIAL INFORMATION
ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                  June 27,    December 27,
                                                                    1998         1997
                                                                 ---------    ---------
                                                                (unaudited)
   ASSETS
Current assets:
   Cash and cash equivalents .................................   $  15,513    $   7,824
   Accounts receivable, less reserves of $12,901 and $13,048,
       respectively ..........................................     291,230      261,665
   Inventories ...............................................     234,813      212,848
   Deferred income taxes .....................................      13,451       13,323
   Other .....................................................      45,968       39,396
                                                                 ---------    ---------
               Total current assets ..........................     600,975      535,056
Property and equipment, net of accumulated depreciation and
   amortization of $62,685 and $57,997, respectively .........      59,185       54,449
Goodwill and other intangibles, net of accumulated
   amortization of $14,338 and $10,395, respectively .........     131,134      122,217
Investments and other ........................................      44,990       29,472
                                                                 ---------    ---------
                                                                 $ 836,284    $ 741,194
                                                                 =========    =========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..........................................   $ 163,614    $ 129,806
   Bank credit lines .........................................      17,611       11,973
   Accruals:
   Salaries and related expenses .............................      21,954       20,729
   Merger and integration costs ..............................      12,980       17,056
   Other .....................................................      42,653       39,095
Current maturities of long-term debt .........................       4,340        9,370
                                                                 ---------    ---------
               Total current liabilities .....................     263,152      228,029
Long-term debt ...............................................     124,154       93,192
Other liabilities ............................................       8,264        6,550
                                                                 ---------    ---------
               Total liabilities .............................     395,570      327,771
                                                                 ---------    ---------
Minority interest ............................................       2,085        2,225
                                                                 ---------    ---------
Stockholders' equity:
   Common stock, $.01 par value, authorized 60,000,000; issued
        36,144,367 and 35,146,892, respectively ..............         367          352
   Additional paid-in capital ................................     337,311      322,998
   Retained earnings .........................................     105,415       92,238
   Treasury stock, at cost (62,479 shares) ...................      (1,156)      (1,156)
   Accumulated other comprehensive income ....................      (1,683)      (1,609)
   Deferred compensation .....................................      (1,625)      (1,625)
                                                                 ---------    ---------
               Total stockholders' equity ....................     438,629      411,198
                                                                 ---------    ---------
                                                                 $ 836,284    $ 741,194
                                                                 =========    =========

         See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                  (unaudited)

                                                                        Three Months Ended                    Six Months Ended
                                                                    ---------------------------         ---------------------------
                                                                     June 27,          June 28,          June 27,          June 28,
                                                                       1998              1997              1998              1997
                                                                    ---------         ---------         ---------         ---------
                                                                                      (restated)                          (restated)
Net sales ..................................................        $ 427,873         $ 373,434         $ 830,905         $ 712,483
Cost of sales ..............................................          293,754           262,502           575,295           501,514
                                                                    ---------         ---------         ---------         ---------
        Gross profit .......................................          134,119           110,932           255,610           210,969
Operating expenses:
    Selling, general and administrative ....................          112,300            95,537           219,525           185,939
    Merger and integration costs ...........................            8,536             1,826            12,400             4,353
                                                                    ---------         ---------         ---------         ---------
        Operating income ...................................           13,283            13,569            23,685            20,677
Other income (expense):
    Interest income ........................................            1,419             1,444             3,131             2,981
    Interest expense .......................................           (2,505)           (1,012)           (4,662)           (2,032)
    Other - net ............................................              (35)               69                45                (6)
                                                                    ---------         ---------         ---------         ---------
         Income before taxes on income,
           minority interest and equity in
           earnings of  affiliates .........................           12,162            14,070            22,199            21,620
Taxes on income ............................................            5,567             6,025             9,820            10,033
Minority interest in net losses of subsidiaries ..............           (144)             (115)             (143)             (129)
Equity in earnings of affiliates ...........................              474               381               655               331
                                                                    ---------         ---------         ---------         ---------
        Net income .........................................        $   7,213         $   8,541         $  13,177         $  12,047
                                                                    =========         =========         =========         =========

Net income per common share:
    Basic ..................................................        $    0.20         $    0.25         $    0.36         $    0.35
                                                                    =========         =========         =========         =========
    Diluted ................................................        $    0.19         $    0.24         $    0.34         $    0.34
                                                                    =========         =========         =========         =========
Weighted average shares outstanding:
    Basic ..................................................           36,764            34,606            36,325            34,172
                                                                    =========         =========         =========         =========
    Diluted ................................................           38,736            36,332            38,221            35,549
                                                                    =========         =========         =========         =========


         See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                                                             Six Months Ended
                                                                                        --------------------------
                                                                                        June 27,          June 28,
                                                                                          1998              1997
                                                                                        --------          --------
                                                                                                         (restated)
Cash flows from operating activities:
    Net income ................................................................         $ 13,177          $ 12,047
    Adjustments to reconcile net income to net cash provided by
     (used in) operating  activities:
        Depreciation and amortization .........................................            7,423             6,705
        Provision (benefit) for losses on accounts receivable .................             (467)            2,259
        Benefit from deferred income taxes ....................................              802               888
        Undistributed earnings of affiliates ..................................             (655)             (331)
        Stock issued to ESOP trust ............................................             --               1,111
        Provision (benefit) for merger and integration costs ..................           (4,076)              807
        Minority interest in net losses of subsidiaries .......................             (143)             (129)
        Other .................................................................              201                61
    Changes in assets and liabilities:
        Increase in accounts receivable .......................................          (21,508)          (21,992)
        (Increase) decrease in inventories ....................................          (18,218)            7,384
        Increase in other current assets ......................................           (6,932)           (2,408)
        (Increase) decrease in accounts payable and accruals ..................           35,652           (20,949)
                                                                                        --------          --------
Net cash provided by (used in) operating activities ...........................            5,256           (14,547)
                                                                                        --------          --------

Cash flows from investing activities:
    Capital expenditures ......................................................          (15,404)           (7,063)
    Business acquisitions, net of cash acquired ...............................           (5,946)          (13,128)
    Other .....................................................................           (7,868)             (759)
                                                                                        --------          --------
Net cash used in investing activities .........................................          (29,218)          (20,950)
                                                                                        --------          --------

Cash flows from financing activities:
    Proceeds from issuance of long-term debt ..................................             --                 944
    Principal payments on long-term debt ......................................           (8,411)           (2,281)
    Proceeds from issuance of stock upon exercise of options ..................            6,100             1,182
    Proceeds from borrowings from banks .......................................           34,282            14,250
    Payments on borrowings from banks .........................................             (181)             (773)
    Purchase of treasury stock ................................................             --                (618)
    Dividends paid by acquired company ........................................             --                (982)
    Other .....................................................................             (139)           (1,215)
                                                                                        --------          --------
Net cash provided by financing activities .....................................           31,651            10,507
                                                                                        --------          --------
Net increase (decrease) in cash and cash equivalents ..........................            7,689           (24,990)
Cash and cash equivalents, beginning of period ................................            7,824            45,814
                                                                                        --------          --------
Cash and cash equivalents, end of period ......................................         $ 15,513          $ 20,824
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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include adjustments to give effect to the acquisitions of Micro Bio-Medics, Inc. ("MBMI"), effective August 1, 1997 and Sullivan Dental Products, Inc. ("Sullivan"), effective November 12, 1997, which were accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 27, 1997. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the six months ended June 27, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 26, 1998 or any other period.

Note 2. Business Acquisitions

During the six months ended June 27, 1998, the Company completed two acquisitions, and had two pending acquisitions, both of which have subsequently closed (see Note 5). The 1998 completed acquisitions included one dental and one medical supply company, with aggregate net sales for their most recently completed fiscal year ends of approximately $32,000 and $29,000, respectively. The two completed acquisitions, which were not material, were accounted for under the pooling of interests method of accounting and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. In connection with the medical supply company acquisition, the Company issued 347,063 shares of its Common Stock with an aggregate value of $14,000. In connection with the dental supply company acquisition, the Company issued shares of a subsidiary, with rights equivalent to those of the Company's Common Stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, with an aggregate value of $24,000.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (in thousands, except share data)
                                  (unaudited)

Note 2. Business Acquisitions (Continued)

In connection with the acquisitions accounted for under the pooling of interests method of accounting, the Company incurred certain merger and integration costs during the three and six months ended June 27, 1998 and June 28, 1997, of approximately $8,500 and $12,400, and $1,800 and $4,400, respectively. These costs consist primarily of compensation, investment banking, legal, accounting and advisory fees, and other integration costs associated with these and prior mergers. Net of taxes, for the three and six months ended June 27, 1998 and June 28, 1997, merger and integration costs were approximately $0.16 and $0.24 per share, and $0.04 and $0.11 per share, respectively, on a diluted basis.

Net sales of the Company and the two 1998 completed acquisitions for the six months ended June 28, 1997 were $712,483 and $26,968, respectively. For the three months ended March 28, 1998, the effective date of the 1998 completed acquisitions, net sales of the Company and the two 1998 completed acquisitions were $403,032 and $15,323, respectively.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (in thousands, except share data)
                                  (unaudited)

Note 3. Comprehensive Income

The Company adopted SFAS No. 130 Reporting Comprehensive Income, which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: a statement of income and comprehensive income, a statement of comprehensive income or a statement of stockholders' equity. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). For interim reporting purposes, SFAS 130 requires disclosure of total comprehensive income.

Total comprehensive income for the three and six months ended June 27, 1998 and June 28, 1997 is as follows:

                                                         Three Months Ended
                                                       ----------------------
                                                       June 27,      June 28,
                                                         1998          1997
                                                       --------      --------
Net income .......................................     $  7,213      $  8,541
Foreign currency translation adjustments .........          244          (183)
                                                       --------      --------
Comprehensive income .............................     $  7,457      $  8,358
                                                       ========      ========


                                                          Six Months Ended
                                                       ----------------------
                                                       June 27,      June 28,
                                                         1998          1997
                                                       --------      --------
Net income .......................................     $ 13,177      $ 12,047
Foreign currency translation adjustments .........          (74)       (1,161)
                                                       --------      --------
Comprehensive income .............................     $ 13,103      $ 10,886
                                                       ========      ========


Note 4. Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                                           Three          Six
                                                           Months        Months
                                                           Ended         Ended
                                                          ------        ------
June 27, 1998
    Basic * ......................................        36,764        36,325
    Effect of assumed conversion of
        employee stock options ...................         1,972         1,896
                                                          ------        ------
    Diluted ......................................        38,736        38,221
                                                          ------        ------
June 28, 1997
    Basic   ......................................        34,606        34,172
    Effect of assumed conversion of
        employee stock options ...................         1,726         1,377
                                                          ------        ------
    Diluted ......................................        36,332        35,549
                                                          ------        ------

* Includes shares which are exchangeable into 603,500 shares of the Company's Common Stock (see Note 2).
                                       8

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (in thousands, except share data)
                                  (unaudited)


Note 5.  Subsequent Events

On August 3, 1998, the Company entered into an Agreement and Plan of Merger pursuant to which the H. Meer Dental Supply Company ("Meer") will merge into a wholly-owned subsidiary of the Company upon the issuance of approximately 3,000,000 shares of the Company's Common Stock for all the then outstanding shares of Meer, in a transaction which will be accounted for as a pooling of interests. Meer is a full-service dental distributor serving dentists, dental laboratories and institutions throughout the United States, and had fiscal 1997 net sales of approximately $180,000. This transaction is expected to close within two weeks, although no assurances can be given in this regard.

Additionally, on August 7, 1998, the Company completed the sale of Marus Dental International ("Marus"), the Company's dental equipment manufacturing operation. Marus had 1997 net sales of approximately $25,000. The operations of Marus were not material to the Company.

Subsequent to June 27, 1998, the Company released a Private Placement Memorandum in which the Company is seeking approximately $100,000 in longer term financing (financing with an average life of approximately ten years). The Company intends to use the proceeds of the financing, if consummated, to pay down amounts owed under its Revolving Credit facility, and for general corporate purposes.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

Since December 27, 1997, the Company has completed two acquisitions, and had two pending acquisitions, both of which have subsequently closed. The 1998 completed acquisitions included one dental and one medical supply company, with aggregate net sales for their most recently completed fiscal year ends of approximately $61.0 million. The two completed acquisitions, which were not material, were accounted for under the pooling of interests method of accounting and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. In connection with the medical supply company acquisition, the Company issued 347,063 shares of its Common Stock with an aggregate value of $14.0 million. In connection with the dental supply company acquisition, the Company issued shares of a subsidiary, with rights equivalent to thsoe of the Company's Common Stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, with an aggregate value of $24.0 million.

Included in the pending transactions is an agreement and plan of merger between the Company and the H. Meer Dental Supply Company ("Meer"), which was announced on August 3, 1998, pursuant to which Meer will merge into a wholly-owned subsidiary of the Company upon the issuance of approximately 3,000,000 shares of the Company's Common Stock for all the then outstanding shares of Meer, in a transaction which will be accounted for as a pooling of interests. Meer is a full-service dental distributor serving dentists, dental laboratories and institutions throughout the United States, and had fiscal 1997 net sales of approximately $180.0 million. This transaction is expected to close within two weeks, although no assurances can be given in this regard.

The remaining pending transaction includes the acquisition of 50.1% of the dental division of an international combined dental, medical and veterinary distribution business, with fiscal 1997 net sales of approximately $16.0 million, which was completed on June 29, 1998 and which will be accounted for as a purchase transaction.

In connection with the acquisitions accounted for under the pooling of interests method of accounting, during the three and six months ended June 27, 1998 and June 28, 1997, the Company incurred certain merger and integration costs of approximately $12.4 million and $8.5 million, and $4.4 million and $1.8 million, respectively. Net of taxes, for the three and six months ended June 27, 1998 and June 28, 1997, merger and integration costs were approximately $0.16 and $0.24, and $0.04 and $0.11, per share, respectively, on a diluted basis. Merger and integration costs consist primarily of compensation, investment banking, legal, accounting and advisory fees, and other integration costs associated with these and prior mergers.

Excluding the merger and integration costs, net income and net income per common share would have been $22.2 million and $0.58 and $16.1 million and $0.45, respectively for the six months ended June 27, 1998 and June 28, 1997, and $13.5 million and $0.35 and $10.0 million and $0.28, respectively for the three months ended June 27, 1998 and June 28, 1997.

On August 7, 1998, the Company completed the sale of Marus Dental
International ("Marus"), the Company's dental equipment manufacturing operation. Marus had 1997 net sales of approximately $25.0 million. The operations of Marus were not material to the Company.

RESULTS OF OPERATIONS

Three Months Ended June 27, 1998 compared to Three Months Ended June 28, 1997

Net sales increased $54.5 million, or 14.6%, to $427.9 million for the three months ended June 27, 1998 from $373.4 million for the three months ended June 28, 1997. Of the $54.5 million increase, approximately $32.5 million, represented a 16.1% increase in the Company's dental business, $11.6 million represented a 10.7% increase in its medical business, $10.8 million represented a 25.5% increase in its international business, $2.1 million represented a 20.9% increase in the Company's veterinary business, offset by a $2.5 million, or 21.2% decrease in its technology and value-added product business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), and continued success of the Company's targeted marketing programs, offset in part by a reduction in dental equipment sales resulting from the Company's disposal of its equipment manufacturing subsidiary, Marus Dental International. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions, and the benefits of a new telesales structure, partially offset by a decline in sales to the Company's largest renal dialysis customer, Renal Treatment Centers, Inc., ("RTC"). In the international market, the increase in net sales was due to acquisitions, primarily in Germany, the United Kingdom and The Netherlands, and increased account penetration in France, United Kingdom and Spain. Unfavorable exchange rate translation adjustments reduced the net increase in the international market by approximately $0.8 million. Had net sales for the international market been translated at the same exchange rates in effect during the second quarter of 1997, net sales would have increased by an additional 1.8%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. The decrease in technology and value-added product sales was primarily due to the shipment of an Easy Dental software enhancement product in the second quarter of 1997 with no corresponding enhancement shipped in the second quarter of 1998. Excluding net sales of Marus and RTC, in both periods, net sales would have grown by 20.3% in 1998 over 1997.


Gross profit increased by $23.2 million, or 20.9%, to $134.1 million for the three months ended June 27, 1998, from $110.9 million for the three months ended June 28, 1997. Gross profit margin increased by 1.6% to 31.3% from 29.7% last year, with improvements primarily in technology and value-added product margins and to a lesser extent, medical, dental and veterinary margins.

Selling, general and administrative expenses increased by $16.8 million, or 17.6%, to $112.3 million for the three months ended June 27, 1998 from $95.5 million for the three months ended June 27, 1997. Selling and shipping expenses increased by $11.7 million, or 18.0%, to $76.7 million for the three months ended June 27, 1998 from $65.0 million for the three months ended June 28, 1997. As a percentage of net sales, selling and shipping expenses increased 0.5% to 17.9% for the three months ended June 27, 1998 from 17.4% for the three months ended June 28, 1997. The increase was primarily due to higher selling expenses attributable to payroll, as a result of opening new warehouse facilities, higher freight costs and advertising expenditures. General and administrative expenses increased $5.1 million, or 16.7%, to $35.6 million for the three months ended June 27, 1998 from $30.5 million for the three months ended June 28, 1997, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.1% to 8.3% for the three months ended June 27, 1998 from 8.2% for the three months ended June 28, 1997.

Other income (expense) - net decreased by $1.6 million, to ($1.1) million for the three months ended June 27, 1998, compared to $0.5 million for the three months ended June 28, 1997 due to an increase in interest expense resulting from an increase in average borrowings.

Equity in earnings of affiliates increased $0.1 million to $0.5 million for the three months ended June 27, 1998 from $0.4 million for the three months ended June 28, 1997. This increase was primarily due to increased sales volume and improved margins for the products sold by an unconsolidated 50%-owned company.

For the three months ended June 27, 1998 the Company's effective tax rate was 45.8%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.0%. For the three months ended June 28, 1997, the Company's effective tax rate was 42.8%. Excluding merger and integration costs, the Company's effective tax rate for the three months ended June 28, 1997 would have been 39.9%. The difference between the Company's effective tax rate (excluding merger and integration costs), and the Federal statutory rate relates primarily to state income taxes.

Six Months Ended June 27, 1998 compared to Six Months Ended June 28, 1997

Net sales increased $118.4 million, or 16.6%, to $830.9 million for the six months ended June 27, 1998 from $712.5 million for the six months ended June 28, 1997. Of the $118.4 million increase, approximately $60.2 million represented a 15.5% increase in the Company's dental business, $31.7 million represented a 15.7% increase in its medical business, $22.4 million represented a 27.0% increase in its international business, $4.1 million represented a 20.3% increase in the Company's increase in its veterinary business. Technology and value-added product net sales were consistent with the prior period. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), and continued success of the Company's targeted marketing programs, offset in part by a reduction in dental equipment sales resulting from the Company's disposal of its equipment manufacturing subsidiary, Marus. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions, and the benefits of a new telesales structure, partially offset by a decline in sales to renal dialysis centers. In the first quarter of 1998 the Company's largest renal dialysis customer, Renal Treatment Centers, Inc., was acquired by Total Renal Care, Inc. which currently is not a customer of the Company. In March of this year, RTC stopped purchasing Epogen from the Company, but continues to purchase other products. During fiscal year 1997, the Company's sales of Epogen to RTC amounted to $38.7 million. In the international market, the increase in net sales was due to acquisitions, primarily in Germany, the United Kingdom and The Netherlands, and increased account penetration in France, United Kingdom and Spain. Unfavorable exchange rate translation adjustments reduced the net increase in the international market by approximately $2.8 million. Had net sales for the international market been translated at the same exchange rates in effect during the first half of 1997, net sales would have increased by an additional 3.3%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. Excluding net sales of Marus and RTC, in both periods, net sales would have grown by 19.9% in 1998 over 1997.

Gross profit increased by $44.6 million, or 21.1%, to $255.6 million for the six months ended June 27, 1998, from $211.0 million for the six months ended June 28, 1997. Gross profit margin increased by 1.2% to 30.8% from 29.6% last year, with improvements primarily in technology and value-added product margins and to a lesser extent, medical, dental and veterinary margins.

Selling, general and administrative expenses increased by $33.6 million, or 18.1%, to $219.5 million for the six months ended June 27, 1998 from $185.9 million for the six months ended June 28, 1997. Selling and shipping expenses increased by $22.9 million, or 18.2%, to $148.5 million for the six months ended June 27, 1998 from $125.6 million for the six months ended June 28, 1997. As a percentage of net sales, selling and shipping expenses increased 0.3% to 17.9% for the six months ended June 27, 1998 from 17.6% for the six months ended June 28, 1997. The increase was primarily due to higher selling expenses attributable to payroll, as a result of opening new warehouse facilities, higher freight costs and advertising expenditures. General and administrative expenses increased $10.7 million, or 17.7%, to $71.0 million for the three months ended June 27, 1998 from $60.3 million for the six months ended June 28, 1997, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses remained unchanged at 8.5%.

Other income (expense) - net decreased by $2.4 million, to ($1.5) million for the six months ended June 27, 1998, compared to $0.9 million for the six months ended June 28, 1997 due to an increase in interest expense resulting from an increase in average borrowings, partially offset by an increase in interest income from finance charges and imputed interest arising from non-interest bearing extended payment term sales.

Equity in earnings of affiliates increased $0.4 million to $0.7 million for the six months ended June 27, 1998 from $0.3 million for the six months ended June 28, 1997. This increase was primarily due to increased sales volume and improved margins for the products sold by an unconsolidated 50%- owned company.

For the six months ended June 27, 1998 the Company's effective tax rate was 44.2%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.0%. For the six months ended June 28, 1997, the Company's effective tax rate was 46.4%. Excluding merger and integration costs, the Company's effective tax rate for the six months ended June 28, 1997 would have been 38.0%. The difference between the Company's effective tax rate (excluding merger and integration costs), and the Federal statutory rate relates primarily to state income taxes.

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

Net cash provided by operating activities for the six months ended June 27, 1998 of $5.3 million resulted primarily from net income of $13.2 million, adjusted for non-cash changes of $3.1 million, offset by an increase in operating items of working capital of $11.0 million. The increase in working capital was primarily due to (i) a $21.5 million increase in accounts receivable, (ii) a $18.2 million increase in inventory, and (iii) a $6.9 million increase in other current assets, offset by (iv) a decrease in accounts payable and other accrued expenses of $35.6 million resulting primarily from payments to vendors for inventory purchased as part of the Company's year-end inventory forward buy-in program. The Company anticipates future increases in working capital as a result of its continued sales growth.

Net cash used in investing activities for the six months ended June 27, 1998 of $29.2 million resulted primarily from cash outlays for capital expenditures of $15.4 million, increase in loans to unconsolidated affiliates and other of $7.9 million and net cash paid for acquisitions of $5.9 million. The increased amount of capital expenditures over the comparable prior year period was due to expenditures for additional operating facilities, as well as the development of new computer systems. The Company expects that it will invest in excess of $30.0 million during the year ending December 26, 1998, including approximately $10.0 million to $12.0 million relating to the consolidation and integration of facilities and systems as a result of recent acquisitions. Thereafter, the Company expects to invest in excess of $20.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

Net cash provided by financing activities for the six months ended June 27, 1998 of $31.7 million resulted primarily from net borrowings on bank credit lines of $34.3 million, offset primarily by repayments on other long-term debt.

In addition, with respect to certain acquisitions and joint ventures, holders of minority interest in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

The Company's cash and cash equivalents as of June 27, 1998 of $15.5 million consist of bank balances and money market funds. These investments have staggered maturity dates, none greater than three months, and have a high degree of liquidity since the securities are actively traded in public markets.

The Company's main credit facility is a $150.0 million revolving credit facility which has a termination date of August 15, 2002. Borrowings under the credit facility were $108.2 million at June 27, 1998. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $35.3 million under which $17.6 million have been borrowed at June 27, 1998.

Subsequent to June 27, 1998, the Company released a Private Placement Memorandum in which the Company is seeking approximately $100.0 million in longer term financing (financing with an average life of approximately ten years). The Company intends to use the proceeds of the financing, if consummated, to pay down amounts owed under its Revolving Credit facility, and for general corporate purposes.

The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its short and long-term capital needs.
                                      14

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

The Company is subject to claims, suits and complaints about its products, such as those involving governmental regulations, negligence and torts, which arise in the ordinary course of the Company's business. One complaint, which alleges negligence and breach of contract involving the sale of software products by one of the Company's subsidiaries, has requested class action certification. The Company intends to vigorously defend all such claims, suits and complaints. In the opinion of the Company, all such pending matters are covered by insurance or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

Item 2.  Changes In Securities

In connection with one of the 1998 completed acquisitions, a subsidiary of the Company issued 558,000 Class A non-voting exchangeable preferred shares and 45,500 Class B non-voting exchangeable preferred shares, for all the outstanding shares of the acquiree. The Class A and Class B non-voting exchangeable preferred shares are exchangeable by their holders into an equivalent number of the Company's Common Stock. In connection with the same acquisition, the Company issued to a voting trustee four shares of the Company's special voting preferred stock, which special voting preferred stock entitles each holder of Class A and Class B non-voting exchangeable preferred shares to excercise, through the voting trustee, a number of votes with respect to matters voted on by the stockholders of the Company equal to the number of Class A and Class B non-voting exchangeable preferred shares held by such holder.

Subsequently, all of the Class B non-voting exchangeable preferred shares were exchanged for 45,500 shares of the Company's Common Stock. The Class A non-voting exchangeable preferred shares have been treated as if exchanged into 558,000 shares of the Company's Common Stock, since they cannot be disposed of in any other manner than exchange into the Company's Common Stock.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Stockholders held on May 27 1998, the stockholders of the Company took the following actions:

(i) Re-elected the following individuals to the Company's Board of Directors:

    Stanley M. Bergman      (31,490,966 shares voting for; 60,257 shares withheld)
    James P. Breslawski     (31,491,316 shares voting for; 59,907 shares withheld)
    Gerald A. Benjamin      (31,490,896 shares voting for; 60,327 shares withheld)
    Leonard A. David        (31,490,358 shares voting for; 60,865 shares withheld)
    Mark E. Mlotek          (31,490,558 shares voting for; 60,665 shares withheld)
    Steven Paladino         (31,491,190 shares voting for; 60,033 shares withheld)
    Barry J. Alperin        (31,490,816 shares voting for; 60,407 shares withheld)
    Pamela Joseph           (31,489,706 shares voting for; 61,517 shares withheld)
    Donald J. Kabat         (31,490,706 shares voting for; 60,517 shares withheld)
    Marvin H. Schein        (31,490,219 shares voting for; 61,004 shares withheld)
    Irving Shafran          (31,490,554 shares voting for; 60,669 shares withheld)
    Bruce Haber             (31,490,896 shares voting for; 60,327 shares withheld)
    Robert Sullivan         (31,486,266 shares voting for; 64,957 shares withheld)

(ii) Amended the Company's By-laws to increase, by 60,000,000, the number of shares of common stock the Company's authorized to issue
      (31,144,443 shares voting for; 372,870 shares voting against; 33,910 shares abstaining).

(iii) Amended the Company's 1994 Stock Option Plan to increase the number of shares issuable under the Plan by 1,650,000 shares (29,697,002 shares voting for; 1,816,048 shares voting against; 64,173 shares abstaining).

(iv) Ratified the selection of BDO Seidman, LLP as the Company's independent auditors for the year ended December 26, 1998 (31,664,665 shares voting for; 11,998 shares voting against; 24,560 shares abstaining).

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits.

         10.108 Amendment No. 5 dated as of May 15, 1998 to Credit Agreement (filed herein).

         27.1    Financial Data Schedule

   (b)   Reports on Form 8-K.
         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HENRY SCHEIN, INC.
                           (Registrant)


                           By: /s/ Steven Paladino
                               ---------------------------
                               STEVEN PALADINO
                               Senior Vice President and Chief Financial Officer (Principal Financial Officer and
                                  Principal Accounting Officer)


Dated:    August 11, 1998