Form 10-Q
period 1998-09-26
SCHEIN HENRY INC
filed 1998-11-10
CIK 1000228

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549

                              -----------------
                                  FORM 10-Q
                              -----------------

(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 26, 1998

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


                        Yes X               No

         As of November 5, 1998, there were 39,789,516 shares of the Registrant's Common Stock outstanding.

================================================================================

                   HENRY SCHEIN, INC.

                          INDEX


                        PART I. FINANCIAL INFORMATION                                                   Page No.
                                                                                                        --------

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

        Consolidated Balance Sheets
           September 26, 1998 and December 27, 1997....................................................  3

        Consolidated Statements of Operations
           Three and nine months ended September 26, 1998 and September 27, 1997 ......................  4

        Consolidated Statements of Cash Flows
            Nine months ended September 26, 1998  and September 27, 1997 ..............................  5

        Notes to Consolidated Financial Statements ....................................................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS .................................................................  10

                         PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.........................................................................  16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K .............................................................  16

        SIGNATURE ....................................................................................  17

                                             2

PART 1.         FINANCIAL INFORMATION
ITEM 1.         CONSOLIDATED FINANCIAL STATEMENTS


                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                      (in thousands, except share data)
                                 (unaudited)

                                                    September 26,   December 27,
                                                        1998           1997
                                                    ------------    ------------
                                                                    (restated)
  ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 16,076      $ 11,813
  Accounts receivable, less reserves of $17,255
    and $14,922, respectively........................    353,772       284,727
  Inventories .......................................    264,781       228,005
  Deferred income taxes..............................     16,545        13,323
  Other .............................................     42,803        41,128
                                                      ----------    ----------
        Total current assets.........................    693,977       578,996
Property and equipment, net of accumulated
  depreciation and amortization of $66,560 and
  $63,307, respectively..............................     68,487        63,155
Goodwill and other intangibles, net of accumulated
  amortization of $16,173 and $10,911, respectively..    145,252       130,847
Investments and other ...............................     42,684        30,948
                                                      ----------    ----------
                                                        $950,400      $803,946
                                                      ==========    ==========
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................    $183,160      $137,992
  Bank credit lines.................................      21,408        32,173
Accruals:

  Salaries and related expenses.....................      29,835        25,021
  Merger and integration costs......................      13,652        17,056
  Other.............................................      46,257        42,194
Current maturities of long-term debt................       6,260         9,470
                                                      ----------    ----------
        Total current liabilities...................     300,572       263,906
Long-term debt......................................     182,014       107,042
Other liabilities ..................................       8,834         6,550
                                                      ----------    ----------
        Total liabilities ..........................     491,420       377,498
                                                      ----------    ----------
Minority interest...................................       1,784         2,225
                                                      ----------    ----------
Stockholders' equity:
  Common stock, $.01 par value, authorized
    60,000,000; issued 39,757,374 and 38,120,572,
    respectively ...................................         398           381
  Additional paid-in capital .......................     347,542       328,644
  Retained earnings ................................     113,817        99,588
  Treasury stock, at cost (62,479 shares) ..........      (1,156)       (1,156)
  Accumulated other comprehensive income ...........      (1,780)       (1,609)
  Deferred compensation.............................      (1,625)       (1,625)
                                                      ----------    ----------
        Total stockholders' equity .................     457,196       424,223
                                                      ----------    ----------
                                                        $950,400      $803,946
                                                      ==========    ==========

         See accompanying notes to consolidated financial statements.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share data)
                                (unaudited)

                                                          Three Months Ended                     Nine Months Ended
                                                      ------------------------------      -------------------------------
                                                      September 26,     September 27,     September 26,      September 27,
                                                          1998              1997              1998               1997
                                                    -----------------    ------------      ------------       -----------
                                                                         (restated)                           (restated)

Net sales......................................          $492,634          $439,309        $1,418,968         $1,240,430
Cost of sales..................................           338,935           310,431           978,979            871,810
                                                        ---------           -------      ------------        -----------
        Gross profit...........................           153,699           128,878           439,989            368,620
Operating expenses:
    Selling, general and administrative........           128,631           113,747           377,272            328,420
    Merger and integration costs ..............            20,240            17,718            32,640             22,071
                                                        ---------         ---------         ---------       ------------
        Operating income (loss) ...............             4,828            (2,587)           30,077             18,129
Other income (expense):
    Interest income ...........................             1,638             2,328             4,826              5,361
    Interest expense ..........................            (2,606)           (2,034)           (8,556)            (5,079)
    Other - net ...............................               289                16               850                483
                                                        ---------         ---------         ---------       ------------
        Income (loss)  before taxes on
           income, minority interest and
           equity in earnings of  affiliates...             4,149            (2,277)           27,197             18,894
Taxes on income ...............................             2,572             6,228            12,483             16,343
Minority interest in net income (losses) of
     subsidiaries .............................                86              (311)              (57)              (437)
Equity in earnings of affiliates  .............               815               558             1,470                888
                                                        ---------         ---------         ---------       ------------
        Net income (loss)  ....................         $   2,306          $(7,636)           $16,241             $3,876
                                                        =========          ========           =======             ======

Net income (loss) per common share:

    Basic .....................................         $    0.06          $  (0.20)          $   0.41            $  0.10
                                                        =========          ========           ========            =======
    Diluted....................................         $    0.06          $  (0.20)          $   0.39            $  0.10
                                                        =========          ========           ========            =======
Pro Forma:

    Historical net income (loss)...............         $   2,306           $(7,636)          $ 16,241            $ 3,876
    Pro Forma adjustment (provision for
      taxes on previously untaxed earnings
      (loss) of an acquisition)................            (2,240)              385             (2,579)               597
                                                        ---------          --------           --------            -------
Pro Forma net income (loss)....................         $      66          $ (7,251)          $ 13,662            $ 4,473
                                                        =========          ========           ========            =======
Pro Forma net income (loss) per common share:
    Basic......................................         $    0.00          $  (0.19)          $   0.34            $  0.12
                                                        =========          ========           ========            =======
    Diluted....................................         $    0.00          $  (0.19)          $   0.33            $  0.11
                                                        =========          ========           ========            =======
Weighted average shares outstanding:
    Basic......................................            39,787            37,560             39,729             37,493
                                                        =========          ========           ========            =======
    Diluted....................................            41,828            37,560             41,588             39,393
                                                        =========          ========           ========            =======

         See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                                              Nine Months Ended
                                                                                     -----------------------------------
                                                                                     September 26,         September 27,
                                                                                         1998                  1997
                                                                                        ------                -----
                                                                                                            (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income .........................................................              $  16,241            $   3,876
    Adjustments to reconcile net income to net cash provided by
     (used in) operating  activities:
        Depreciation and amortization...................................                 13,953               11,797
        Provision  for losses on accounts receivable ...................                  1,813                3,837
        Provision (benefit) for deferred income taxes ..................                 (1,901)                 368
        Undistributed earnings of affiliates............................                 (1,470)                (888)
        Stock issued to ESOP trust .....................................                  1,311                1,111
        Provision (benefit) for merger and integration costs............                 (3,404)               5,753
        Minority interest in net losses of subsidiaries ................                    (57)                (437)
        Other ..........................................................                     49                  132
    Changes in assets and liabilities:
        Increase in accounts receivable.................................                (59,443)             (51,551)
        Increase in inventories ........................................                (27,775)              (4,273)
        Decrease (increase) in other current assets ....................                  5,961               (2,727)
        Increase in accounts payable and accruals ......................                 54,172                9,045
                                                                                      ----------           ----------
Net cash used in operating activities...................................                   (550)             (23,957)
                                                                                      ----------           ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures ...............................................                (28,094)             (16,814)
    Business acquisitions, net of cash acquired.........................                (11,549)             (45,847)
    Other ..............................................................                (11,831)              (8,126)
                                                                                      ----------           ----------
Net cash used in investing activities ..................................                (51,474)             (70,787)
                                                                                      ----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt ...........................                129,493               14,314
    Principal payments on long-term debt ...............................                (19,812)             (10,967)
    Proceeds from issuance of stock upon exercise of options ...........                  7,308                2,421
    Proceeds from borrowings from banks  ...............................                104,836               65,342
    Principal payments on borrowings from banks  .......................               (163,406)              (2,663)
    Purchase of treasury stock  ........................................                     --                 (619)
    Dividends paid by acquired company .................................                 (2,011)              (1,483)
    Other ..............................................................                   (121)                (387)
                                                                                      ----------           ----------
Net cash provided by financing activities  .............................                 56,287               65,958
                                                                                      ----------           ----------
Net increase (decrease) in cash and cash equivalents  ..................                  4,263              (28,786)
Cash and cash equivalents, beginning of period  ........................                 11,813               45,818
                                                                                      ----------           ----------
Cash and cash equivalents, end of period   .............................              $  16,076            $  17,032
                                                                                      ==========           ==========



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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements include adjustments to give effect to the acquisitions of Sullivan Dental Products, Inc. ("Sullivan"), effective November 12, 1997 and H. Meer Dental Supply Co. ("Meer"), effective August 14, 1998, which were accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and 10-K/A for the year ended December 27, 1997. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the nine months ended September 26, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending December 26, 1998 or any other period.

NOTE 2. BUSINESS ACQUISITIONS

During the nine months ended September 26,1998, the Company completed five acquisitions. The 1998 completed acquisitions included two dental supply companies, the most significant of which was Meer, a leading full-service dental distributor serving over 40,000 dentists, dental laboratories and institutions throughout the United States, with 1997 annual net sales of over $180,000 and, combined with the other dental company, totaled approximately $212,000 in aggregate net sales for 1997. The completed acquisitions also included two medical supply companies with aggregate net sales for 1997 of approximately $37,000, and one international dental distribution business with 1997 net sales of approximately $16,000. Of the five completed acquisitions, four were accounted for under the pooling of interests method, and the remaining acquisition of a 50.1% interest was accounted for under the purchase method of accounting. The financial statements have been restated to give retroactive effect to the Meer transaction as the remaining three pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Results of operations of the business acquisition accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date.

The Company issued 2,973,680 shares, 347,063 shares and 121,000 shares of its Common Stock, with an aggregate value of approximately $151,100, in connection with three of the pooling transactions. Additionally, in connection with one of the dental supply company acquisitions, the Company issued shares of a subsidiary, with rights equivalent to those of the Company's Common stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, and had an aggregate value of approximately $24,000.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (in thousands, except share data)
                                 (unaudited)

NOTE 2. BUSINESS ACQUISITIONS (CONTINUED)

The total cash purchase price for the acquisition accounted for under the purchase method of accounting was approximately $6,800. The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over 30 years.

In connection with the 1998 and 1997 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three and nine months ended September 26, 1998 and September 27, 1997, of approximately $20,240 and $32,640, and $17,718 and $22,071, respectively. These costs consist primarily of compensation, investment banking, legal, accounting and advisory fees, impairment of goodwill arising from acquired businesses integrated into the Company's dental business, as well as other integration costs associated with these mergers. Net of taxes, for the three and nine months ended September 26, 1998 and September 27, 1997, merger and integration costs were approximately $0.38 and $0.59 per share, and $0.44 and $0.55 per share, respectively, on a diluted basis.

The summarized unaudited pro forma results of operations set forth below for the nine months ended September 26, 1998 and September 27, 1997 assume the acquisitions, completed in 1997 and the first nine months of 1998, which were either non-material pooling transactions included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred, or were accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.

                                                                                   Nine Months Ended
                                                                         ---------------------------------------
                                                                         September 26,             September 27,
                                                                              1998                     1997
                                                                             ------                   ------
Net sales   ......................................................          $1,447,679               $1,348,882
Net income (1)....................................................          $   15,829               $    3,742
Net income per common share:
    Basic ........................................................          $     0.40               $     0.10
    Diluted ......................................................          $     0.38               $     0.09
Pro forma net income, reflecting adjustment for income taxes
     on previously untaxed earnings of Meer ......................          $   13,250               $    4,339
Pro forma net income  per common share:
    Basic ........................................................          $     0.33               $     0.12
    Diluted ......................................................          $     0.32               $     0.11

--------------
(1) Includes merger and integration costs of approximately $32,640 and $22,071, and related tax benefits of $7,835 and $624, for the nine months ended September 26, 1998 and September 27, 1997, respectively.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (in thousands, except share data)
                                 (unaudited)

NOTE 2.  BUSINESS ACQUISITIONS (CONTINUED)

Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

Net sales and net income (loss) of the Company and Meer were $395,485 and $(6,679), and $43,824 and $(572), respectively, for the three months ended September 27, 1997, and $1,107,968 and $5,368, and $132,462 and $(895),
respectively, for the nine months ended September 27, 1997. The Meer net losses for the three and nine months ended September 27, 1997 include pro forma adjustments of $385 and $597, respectively, to reflect assumed income tax benefits arising from Meer's conversion from an S Corp. to a C Corporation. For the period ended August 14, 1998, the effective date of the Meer acquisition, Meer's net sales and pro forma net income was approximately $118,073 and $1,646, respectively. The pro forma adjustment was for taxes on previously untaxed earnings of Meer as an S Corp. through August 14, 1998.

NOTE 3. SENIOR NOTES

On September 25, 1998 the Company completed a private placement transaction under which it issued $100,000 in senior notes, the proceeds of which were used to pay down amounts owed under its revolving credit facility. Principal payments totaling $20,000 are due annually starting September 25, 2006. The notes bear interest at a rate of 6.66% per annum. Interest is payable semi-annually.

NOTE 4. COMPREHENSIVE INCOME

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

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                      (in thousands, except share data)
                                 (unaudited)

NOTE 4. COMPREHENSIVE INCOME (CONTINUED)

Total comprehensive income for the three and nine months ended September 26, 1998 and September 27, 1997 is as follows:


                                                                    Three Months Ended
                                                             -------------------------------------
                                                             September 26,           September 27,
                                                                 1998                    1997
                                                             -------------           -------------
Net income (loss)..........................................         $2,306              $ (7,636)
                                                                ==========              ========
Pro forma net income (loss), reflecting the
    Meer tax adjustment....................................      $      66              $ (7,251)
Foreign currency translation adjustments...................            (97)                 (471)
                                                                 ---------              ---------
Pro forma comprehensive income (loss)......................      $     (31)             $ (7,722)
                                                                 =========              =========

                                                                        Nine Months Ended
                                                               -------------------------------------
                                                               September 26,           September 27,
                                                                   1998                    1997
                                                               -------------           -------------
Net income..................................................        $16,241               $3,876
                                                                    =======               ======
Pro forma net income, reflecting the
    Meer tax adjustment.....................................        $13,662               $4,473
Foreign currency translation adjustments....................           (171)              (1,537)
                                                                    -------               ------
Pro forma comprehensive income..............................        $13,491               $2,936
                                                                    =======               ======

NOTE 5. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                                                    Three Months Ended
                                                             -------------------------------------
                                                              Three Months            Nine Months
                                                                 Ended                   Ended
                                                             -------------           -------------
September 26, 1998
    Basic*.................................................       39,787                39,729
    Effect of assumed conversion of
        employee stock options.............................        2,041                 1,859
                                                              ----------             ---------
    Diluted................................................       41,828                41,588
                                                               =========              ========
September 27, 1997
    Basic..................................................       37,560                37,493
    Effect of assumed conversion of
        employee stock options.............................          --                  1,900
                                                               ---------               -------
    Diluted................................................       37,560                39,393
                                                               =========               =======

* Includes shares which are exchangeable into 603,500 shares of the Company's Common Stock (see Note 2).

                                      9

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the nine months ended September 26,1998, the Company completed five acquisitions. The 1998 completed acquisitions included two dental supply companies, the most significant of which was Meer, a leading full-service dental distributor serving over 40,000 dentists, dental laboratories and institutions throughout the United States, with 1997 annual net sales of over $180.0 million and, combined with the other dental company totaled approximately $212.0 million in aggregate net sales for 1997. The completed acquisitions also included two medical supply companies with aggregate net sales for 1997 of approximately $37.0 million, and one international dental distribution business with 1997 net sales of approximately $16.0 million. Of the five completed acquisitions, four were accounted for under the pooling of interests method, and the remaining acquisition of a 50.1% interest was accounted for under the purchase method of accounting. The financial statements have been restated to give retroactive effect to the Meer transaction as the remaining three pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Results of operations of the business acquisition accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date.

The Company issued 2,973,680 shares, 347,063 shares and 121,000 shares of its Common Stock, with an aggregate value of approximately $151.1 million, in connection with three of the pooling transactions, the most significant of which was Meer, which closed on August 14, 1998. Additionally, in connection with one of the dental supply company acquisitions, the Company issued shares of a subsidiary, with rights equivalent to those of the Company's Common stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, and had an aggregate value of approximately $24.0 million. The total cash purchase price for the acquisition accounted for under the purchase method of accounting was approximately $6.8 million. The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over 30 years.

In connection with the 1998 and 1997 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three and nine months ended September 26, 1998 and September 27, 1997, of approximately $20.2 million and $32.6 million, and $17.7 million and $22.1 million, respectively. These costs consist primarily of compensation, investment banking, legal, accounting and advisory fees, impairment of goodwill arising from acquired businesses integrated into the company's dental business, as well as other integration costs associated with these mergers. Net of taxes, for the three and nine months ended September 26, 1998 and September 27, 1997, merger and integration costs were approximately $0.38 and $0.59 per share, and $0.44 and $0.55 per share, respectively, on a diluted basis.

Excluding the merger and integration costs, net of taxes, pro forma net income and pro forma net income per diluted common share would have been $38.5 million and $0.92, and $25.9 million and $0.66, respectively for the nine months ended September 26, 1998 and September 27, 1997, and $15.8 million and $0.38, and $10.2 million and $0.26, respectively for the three months ended September 26, 1998 and September 27, 1997.

On August 7, 1998, the Company completed the sale of Marus Dental
International ("Marus"), the Company's dental equipment manufacturing operation. Marus had 1997 net sales of approximately $25.0 million. The operations of Marus were not material to the Company.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 26, 1998 COMPARED TO
    THREE MONTHS ENDED SEPTEMBER 27, 1997

Net sales increased $53.3 million, or 12.1%, to $492.6 million for the three months ended September 26, 1998 from $439.3 million for the three months ended September 27, 1997. Of the $53.3 million increase, approximately $22.9 million represented a 18.4% increase in the Company's medical business, $13.6 million represented a 5.4% increase in its dental business, $12.3 million represented a 28.0% increase in its international business, $2.6 million represented a 33.5% increase in its technology and value-added product business, and $1.9 million represented a 18.0% increase in its veterinary business. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions, and the benefits of a new telesales structure, partially offset by a decline in sales to the Company's largest renal dialysis customer, Renal Treatment Centers, Inc., ("RTC"). The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), acquisitions and continued success of the Company's targeted marketing programs, offset in part by a reduction in dental equipment sales resulting from the Company's disposal of its equipment manufacturing subsidiary, Marus in August 1998, and estimated sales erosion on the Meer acquisition. In the international market the increase in net sales was primarily due to increased account penetration in France and the United Kingdom, and an acquisition in Australia. Favorable exchange rate translation adjustments increased net sales in the international market by approximately $1.4 million. Had net sales for the international market been translated at the same exchange rates in effect during the third quarter of 1997, the increase in international net sales would have been 3.2% less. The increase in technology and value-added product net sales was primarily due to increased practice management software sales. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. Excluding net sales of Marus and RTC, in both periods as well as the estimated sales erosion on the Meer acquisition, net sales would have increased by 18.8% in 1998 over 1997.

Gross profit increased by $24.8 million, or 19.2%, to $153.7 million for the three months ended September 26, 1998, from $128.9 million for the three months ended September 27, 1997. Gross profit margin increased by 1.9% to 31.2% from 29.3% last year, with improvements primarily in technology and value-added product margins and to a lesser extent, medical, veterinary, and dental margins.

Selling, general and administrative expenses increased by $14.9 million, or 13.1%, to $128.6 million for the three months ended September 26, 1998 from $113.7 million for the three months ended September 27, 1997. Selling and shipping expenses increased by $11.0 million, or 14.5%, to $87.1 million for the three months ended September 28, 1998 from $76.1 million for the three months ended September 27, 1997. As a percentage of net sales, selling and shipping expenses increased 0.4% to 17.7% for the three months ended
September 26, 1998 from 17.3% for the three months ended September 27, 1997.
The increase was primarily due to higher selling and shipping expenses attributable to increases in payroll, freight and other costs as a result of opening new warehouse facilities, and increased spending on promotional programs and advertising expenditures. General and administrative expenses increased $3.9 million, or 10.4%, to $41.5 million for the three months ended September 26, 1998 from $37.6 million for the three months ended September 27, 1997 primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses decreased 0.2% to 8.4% for the three months ended September 26, 1998 from 8.6% for the three months ended September 27, 1997.

Other income (expense) - net decreased by $1.0 million, to $(0.7) million for the three months ended September 26, 1998, compared to $0.3 million for the three months ended September 27, 1997 due to an increase in interest expense resulting from an increase in average borrowings and lower imputed interest income on long-term accounts receivable balances.

Equity in earnings of affiliates increased $0.2 million to $0.8 million for the three months ended September 26, 1998 from $0.6 million for the three months ended September 27, 1997. This increase was primarily due to increased sales volume and improved margins for the products sold by an unconsolidated 50%-owned affiliate.

For the three months ended September 26, 1998 the Company's effective tax rate was 62.0%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, and including a pro forma tax adjustment for Meer on previously untaxed earnings as an S Corp, and the establishment of a net deferred tax asset arising from Meer's conversion from an S Corp. to a C Corporation, the Company's effective tax rate would have been 38.2%. For the three months ended September 27, 1997, the Company's effective tax rate was 273.5%. Excluding merger and integration costs and including a pro forma adjustment for assumed tax benefits arising from the previously untaxed loss of Meer, the Company's effective tax rate for the three months ended September 27, 1997 would have been 39.8%. The difference between the Company's effective tax rate, excluding merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

Nine Months Ended September 26, 1998 compared to
    Nine Months Ended September 27, 1997

Net sales increased $178.6 million, or 14.4%, to $1,419.0 million for the nine months ended September 26, 1998 from $1,240.4 million for the nine months ended September 27, 1997. Of the $178.6 million increase, approximately $80.6 million represented a 11.0% increase in the Company's dental business, $54.6 million represented a 16.7% increase in its medical business, $34.8 million represented a 27.3% increase in its international business, $5.9 million represented a 19.5% increase in its veterinary business and $2.7 million represented a 9.9% increase in its technology and value-added product business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), continued success of the Company's targeted marketing programs and acquisitions, offset in part by a reduction in dental equipment sales resulting from the Company's disposal of its equipment manufacturing subsidiary, Marus in August 1998, and estimated sales erosion on the Meer acquisition. The increase in medical net sales was primarily attributable to sales to hospitals, acquisitions and the benefits of a new telesales structure, partially offset by a decline in sales to renal dialysis centers. In the first quarter of 1998 the Company's largest renal dialysis customer, RTC, was acquired by Total Renal Care, Inc., which currently is not a customer of the Company. In March of this year, RTC stopped purchasing Epogen from the Company, but continues to purchase other products. During fiscal year 1997, the Company's sales of Epogen to RTC amounted to $38.7 million. In the international market the increase in net sales was due to acquisitions, primarily in Germany, the United Kingdom and Australia, and increased account penetration in France, the United Kingdom and Spain. Unfavorable exchange rate translation adjustments reduced the increase in net sales for the international market by approximately $1.4 million. Had net sales for the international market been translated at the same exchange rates in effect during the first nine months of 1997, international net sales would have increased by an additional 1.0%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. The increase in technology and value-added product sales was primarily due to increased practice management software sales. Excluding net sales of Marus and RTC in both periods, as well as the estimated sales erosion on the Meer acquisition, net sales would have grown by 18.6% in 1998 over 1997.

Gross profit increased by $71.4 million, or 19.4%, to $440.0 million for the nine months ended September 26, 1998, from $368.6 million for the nine months ended September 27, 1997. Gross profit margin increased by 1.3% to 31.0% from 29.7% last year, with improvements primarily in technology and value-added product margins and to a lesser extent, medical, veterinary and dental margins.

Selling, general and administrative expenses increased by $48.9 million, or 14.9%, to $377.3 million for the nine months ended September 26, 1998 from $328.4 million for the nine months ended September 27, 1997. Selling and shipping expenses increased by $34.2 million, or 15.5%, to $254.4 million for the nine months ended September 26, 1998 from $220.2 million for the nine months ended September 27, 1997. As a percentage of net sales, selling and shipping expenses increased 0.1% to 17.9% for the nine months ended September 26, 1998 from 17.8% for the nine months ended September 27, 1997. The increase was primarily due to higher selling and shipping expenses attributable to increases in payroll, freight and other costs as a result of opening new warehouse facilities, and increased spending on promotional programs and advertising expenditures. General and administrative expenses increased $14.7 million, or 13.6%, to $122.9 million for the nine months ended September 26, 1998 from $108.2 million for the nine months ended September 27, 1997, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses remained unchanged at 8.7%.

Other income (expense) - net decreased by $3.7 million, to $(2.9) million for the nine months ended September 26, 1998, compared to $0.8 million for the nine months ended September 27, 1997 due to an increase in interest expense resulting from an increase in average borrowings and lower imputed interest income on long-term accounts receivable balances.

Equity in earnings of affiliates increased $0.6 million to $1.5 million for the nine months ended September 26, 1998 from $0.9 million for the nine months ended September 27, 1997. This increase was primarily due to increased sales volume and improved margins for the products sold by an unconsolidated 50%-owned affiliate.

For the nine months ended September 26, 1998 the Company's effective tax rate was 45.9%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, and including a pro forma tax adjustment for Meer on previously untaxed earnings as an S Corp, and the establishment of a net deferred tax asset arising from Meer's conversion from an S Corp. to a C Corporation, the Company's effective tax rate would have been 38.3%. For the nine months ended September 27, 1997, the Company's effective tax rate was 86.5%. Excluding merger and integration costs and including a pro forma adjustment for assumed tax benefits arising from the previously untaxed loss of Meer, the Company's effective tax rate for the three months ended September 27, 1997 would have been 40.0%. The difference between the Company's effective tax rate, excluding merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

YEAR 2000

Management has initiated a company-wide program to prepare the Company's computer systems, applications and software products for the year 2000, as well as to assess the readiness for the year 2000 of critical vendors and other third parties upon which the Company relies to operate its business. The year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The Company anticipates completing all of its system critical upgrades and enhancements and testing before the end of the third quarter of 1999. The Company expects to incur internal payroll costs as well as consulting costs and other expenses related to infrastructure, facility enhancements and software upgrades necessary to prepare for the Company's systems for the year 2000. Management estimates that the cost of this program will be between $2.0 million and $3.0 million, with approximately $1.5 million representing incremental costs to the Company.

There can be no assurance that the computer systems of other companies upon which the Company's systems or software products rely upon will be timely converted, or that such failure to convert by another company would not have a material adverse effect on the Company's business or systems and results of operations.

The statements contained in this Year 2000 readiness disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products, special inventory forward buy-in opportunities, and to fund initial start-up inventory requirements for new distribution centers,
(b) acquisitions and (c) capital expenditures. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities, senior notes and stock issuances.

Net cash used by operating activities for the nine months ended September 26, 1998 of $0.6 million resulted primarily from net income of $16.2 million, adjusted for non-cash changes of $10.3 million, offset by an increase in operating items of working capital of $27.1 million. The increase in working capital was primarily due to a $59.4 million increase in accounts receivable, and a $27.8 million increase in inventory, offset by a $6.0 million decrease in other current assets, and an increase in accounts payable and other accrued expenses of $54.2 million. The Company anticipates future increases in working capital as a result of its continued sales growth.

Net cash used in investing activities for the nine months ended September
26, 1998 of $51.5 million resulted primarily from cash outlays for capital expenditures of $28.1 million, acquisitions of $11.6 million and increases in loans to unconsolidated affiliates, purchases of intangibles and other long-term asset acquisitions totaling $11.8 million. The increased amount of capital expenditures over the comparable prior year period was due to expenditures for additional operating facilities, as well as the development of new computer systems. The Company expects that it will invest in excess of $30.0 million during the year ending December 26, 1998, including approximately $10.0 million to $12.0 million relating to the consolidation and integration of facilities and systems as a result of recent acquisitions. Thereafter, the Company expects to invest in excess of $20.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.


Net cash provided by financing activities for the nine months ended September 26, 1998 of $56.3 million resulted primarily from borrowings under a new $100.0 million privately placed Senior Notes, offset primarily by repayments on the Company's revolving credit facility and other long-term debt.

In addition, with respect to certain acquisitions and joint ventures, holders of minority interest in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

The Company's cash and cash equivalents as of September 26, 1998 of $16.1 million consist of bank balances and money market funds. These investments have staggered maturity dates, none greater than three months, and have a high degree of liquidity.

The Company has a $150.0 million revolving credit facility which has a termination date of August 15, 2002. Borrowings under the credit facility were $36.3 million at September 26, 1998. The Company also has two uncommitted bank lines totaling $30.0 million under which $28.0 million has been borrowed at September 26, 1998. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $35.3 million under which $21.4 million has been borrowed at September 26, 1998.

On September 25, 1998 the Company completed a private placement transaction under which it issued $100.0 million in Senior Notes, the proceeds of which were used to pay down amounts owed under its revolving credit facility. Principal payments totaling $20.0 million are due annually starting September 25, 2006. The notes bear interest at a rate of 6.66% per annum. Interest is payable semi-annually.

The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its short and long-term capital needs.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in this Form
10-Q contains information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions;
its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of health care practitioners, the impact of health care reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue (see "Year 2000"), possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restrictions on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Form 10-Q.

PART II.                         OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

     (c) On August 14, 1998 the Company issued an aggregate of 2,973,680 shares of its Common Stock in connection with its acquisition of Meer (see
         Note 2 to the consolidated financial statements included in this quarterly report) and 121,000 shares of its Common Stock in connection with another acquisition, without registration under the Securities Act of 1933 in reliance upon the exemption provided in Section 4(c) and Rule 144 promulgated thereunder.

         Additionally, in connection with an earlier acquisition, a subsidiary of the Company issued 558,000 Class A non-voting exchangeable preferred shares. These shares are exchangeable by their holders into an equivalent number of the Company's Common Stock. Subsequently 101,087 shares of the Class A non-voting shares were exchanged for 101,087 shares of the Company's Common Stock. The remaining 456,913 shares of Class A non-voting exchangeable preferred shares have been treated as if exchanged into 456,913 shares of the Company's Common Stock, since they cannot be disposed of in any other manner than exchange into the Company's Common Stock.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits.

         10.109 Agreement and Plan of Merger, dated as of August 3, 1998, among the Company, HSI Acquisition Corp., H. Meer Dental Supply Co., and Edward Meer individually and as Trustee of the Edward
                M. Meer Revocable Living Trust dated November 17, 1972, Brian D. Meer, individually and as Trustee of the Brian D. Meer Revocable Living Trust dated May 10, 1989, as amended, Robert D. Meer, individually and as Trustee of the Robert D. Meer Revocable Living Trust dated August 20, 1991, Jeffrey A. Meer, individually and as Trustee of the Jeffrey A. Meer Revocable Living Trust dated August 20, 1984, as amended, Norma Handelsman, individually and as Trustee of the Norma Handelsman Revocable Living Trust dated December 18, 1993, Herbert B. Handelsman, individually and as Trustee of the Herbert B. Handelsman Revocable Living Trust dated December 18, 1993, Tedd Handelsman, individually and as Trustee of the Tedd Handelsman Revocable Living Trust dated June 5, 1997, Amy Molnar and Jon Eric Handelsman (collectively, the "H. Meer Dental Supply Co. Stockholders").

         10.110 Amendment No. 1 dated as of August 14, 1998 to the Agreement and Plan of Merger, dated as of August 3, 1998, among the Company, HSI Acquisition Corp., H. Meer Dental Supply Co., and the H. Meer Dental Supply Co. Stockholders.

         10.111 Note Purchase Agreement dated as of July 15, 1998 (The "Note Purchase Agreement") among the Company, New York Life Insurance Company, New York Life Insurance and Annuity Corporation, Jackson National Life Insurance Company, Teachers Insurance and Annuity Association and the Equitable Life Assurance Society of the United States, providing for the purchase of an aggregate of $100,000,000 of the Company's 6.66% Senior Notes due July 15, 2010.

         10.112 Form of Corporate Guaranty executed by certain subsidiaries of the Company pursuant to the Note Purchase Agreement.

         27.1   Financial Data Schedule

   (b)   Reports on Form 8-K.
         None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HENRY SCHEIN, INC.
                        (Registrant)


                        By: /s/ Steven Paladino
                           ----------------------------------------------
                           STEVEN PALADINO
                           Senior Vice President and Chief Financial Officer (Principal Financial Officer and
                                      Principal Accounting Officer)

Dated:   November 10, 1998