Form 10-K
period 1998-12-26
SCHEIN HENRY INC
filed 1999-03-16
CIK 1000228

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934

     For the fiscal year ended December 26, 1998

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

        Registrant's telephone number, including area code (516) 843-5500
                                                           --------------

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, par value $.01
                          ----------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES:  X     NO: ___
                                                --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           --

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on March 10, 1999 was approximately $1,085,000,919.

     As of March 10, 1999, 40,560,782 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                       Documents Incorporated by Reference

Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 26, 1998) are incorporated by reference in Part III hereof.

================================================================================

                                TABLE OF CONTENTS


                                                                                                        Page Number
                                                                                                        -----------
PART I
  ITEM 1.         Business                                                                                        1
  ITEM 2.         Properties                                                                                     16
  ITEM 3.         Legal Proceedings                                                                              16
  ITEM 4.         Submission of Matters to a Vote of Security Holders                                            17

PART II
  ITEM 5.         Market for Registrant's Common Equity and Related Stockholder
                  Matters                                                                                        18
  ITEM 6.         Selected Financial Data                                                                        19
  ITEM 7.         Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                                      22
  ITEM 7A.        Market Risks                                                                                   32
  ITEM 8.         Financial Statements and Supplementary Data                                                    33
  ITEM 9.         Changes In and Disagreements With Accountants on Accounting
                  and Financial Disclosure                                                                       67

PART III
  ITEM 10.        Directors and Executive Officers of the Registrant                                             67
  ITEM 11.        Executive Compensation                                                                         67
  ITEM 12.        Security Ownership of Certain Beneficial Owners and Management                                 67
  ITEM 13.        Certain Relationships and Related Transactions                                                 67

PART IV
  ITEM 14.        Exhibits, Financial Statement Schedules, and Reports on Form 8-K                               67

  Exhibit Index                                                                                                  72

                                     PART I

ITEM 1. Business

Recent Developments

     Since December 26, 1998, the Company has acquired General Injectibles and Vaccines, Inc. ("GIV"), through the purchase of all of the outstanding common stock of Biological & Popular Culture, Inc., and the international dental, medical and veterinary healthcare distribution businesses of Heiland Holding GmbH (the "Heiland Group"). GIV, which had 1998 net sales of approximately $120.0 million, is a leading independent direct marketer of vaccines and other injectible products to office-based practitioners in the United States. The Heiland Group, the largest direct marketer of healthcare supplies to office-based practitioners in Germany, had 1998 net sales of approximately $130.0 million. These transactions were accounted for under the purchase method of accounting.

     During the year ended December 26, 1998, the Company completed five acquisitions. The 1998 completed acquisitions included two dental supply companies, the most significant of which was the H. Meer Dental Supply Co., Inc. ("Meer"), a leading full-service dental distributor serving dentists, dental laboratories and institutions throughout the United States, with 1997 annual net sales of approximately $180.0 million. Combined, Meer and the other dental company had approximately $212.0 million in aggregate net sales for 1997. The completed acquisitions also included two medical supply companies with aggregate net sales for 1997 of approximately $37.0 million, and one international dental distribution business with 1997 net sales of approximately $16.0 million. Of the five completed acquisitions, four (including Meer) were accounted for under the pooling of interests method, and the remaining acquisition of a 50.1% interest was accounted for under the purchase method of accounting. The financial statements have been restated to give retroactive effect to the Meer transaction, as the remaining three pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Results of operations of the business acquisition accounted for under the purchase method of accounting has been included in the consolidated financial statements commencing with the acquisition date.

     In connection with these acquisitions, and together with certain 1997 transactions, the Company incurred certain merger and integration costs of approximately $56.7 million and $50.8 million during the years ended December 26, 1998 and December 27, 1997, respectively. Net of taxes, merger and integration costs were approximately $1.06 and $1.08 per share, on a diluted basis, for 1998 and 1997, respectively. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, impairment of goodwill arising from acquired businesses integrated into the Company's recent acquisitions, as well as certain other integration costs. Excluding merger and integration costs, net of the related tax benefit, net income and net income per common share, on a pro forma diluted basis, would have been $57.8 million and $1.39 and $41.0 million and $1.03 for the years ended December 26, 1998 and December 27, 1997, respectively.

        On August 7, 1998, the Company completed the sale of Marus Dental International ("Marus"), the Company's dental equipment manufacturing operation. Marus had 1997 net sales of approximately $25.0 million. The operations of Marus were not material to the Company.

General

     The Company is the largest distributor of healthcare products and services to office-based healthcare practitioners in the combined North American and European markets. The Company has operations in the United States, Canada, Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria, Spain, Australia and New Zealand, and conducts its business principally through two segments; healthcare distribution and technology. These segments, which are operated as individual business units, offer different products and services, albeit to the same customer base. The healthcare distribution segment consists of the Company's dental, medical, veterinary and international groups. The international group is comprised of the Company's healthcare distribtution business units located primarily in Europe and the Pacific Rim, and offer products and services to dental, medical and veterinary customers located in their respective geographic regions. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the North American market.

     The Company sells products and services to over 300,000 customers, primarily dental practices and dental laboratories, as well as physician practices, veterinary clinics and institutions. In 1998, the Company's healthcare distribution business sold products to over 75% of the estimated 100,000 dental practices in the United States. The Company believes that there is strong awareness of the "Henry Schein" name among office-based healthcare practitioners due to its more than 60 years of experience in distributing healthcare products. Through its comprehensive catalogs and other direct sales and marketing programs, the Company offers its customers a broad product selection of both branded and private brand products which includes in excess of 60,000 stock keeping units ("SKU's") in North America, approximately 55,000 SKU's in Europe and approximately 22,000 SKU's in Australia, at published prices that the Company believes are below those of many of its competitors. The Company, through its technology business unit, offers various value-added products and services such as practice management software. As of December 26, 1998, the Company had sold over 28,000 dental practice management software systems, more than any of its competitors.

     For further information on the Company's operating segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 and Note 12 to the Consolidated Financial Statements.

     During 1998, the Company distributed over 12.5 million pieces of direct marketing materials (such as catalogs, flyers and order stuffers) to approximately 600,000 office-based healthcare practitioners. The Company supports its direct marketing efforts with approximately 700 telesales representatives who facilitate order processing and generate sales through direct and frequent contact with customers and with approximately 1,100 field sales consultants, including equipment sales specialists. The Company utilizes database segmentation techniques to more effectively market its products and services to customers. In recent years, the Company has continued to expand its management information systems and has established strategically located distribution centers in the United States, Europe and Australia to enable it to better serve its customers and increase its operating efficiency. The Company believes that these investments, coupled with its broad product offerings, enable the Company to provide its customers with a single source of supply for substantially all their healthcare product needs and provide them with convenient ordering and rapid, accurate and complete order fulfillment. The Company estimates that approximately 99% of all orders in the United States and Canada received before 7:00 p.m. and 4:00 p.m., respectively, are shipped on the same day the order is received and approximately 99% of orders are received by the customer within two days of placing the order. In addition, the Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering.

Acquisition and Joint Venture Strategies

     The Company believes that there has been consolidation among healthcare products distributors serving office based healthcare practitioners and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In recent years, the Company has acquired or entered into joint ventures with a number of companies engaged in businesses that are complementary to those of the Company. The Company's acquisition and joint venture strategies include acquiring additional sales that will be channeled through the Company's existing infrastructure, acquiring access to additional product lines, acquiring regional distributors with networks of field sales consultants and international expansion. As of December 26, 1998, the Company had five completed and two pending acquisitions, both of which have since closed. Since December 26, 1998, the Company acquired, in transactions accounted for under the purchase method of accounting, GIV, which had 1998 net sales of approximately $120.0 million, and the Heiland Group, which had 1998 net sales of approximately $130.0 million. The 1998 acquisitions, which had aggregate net sales for 1997 of approximately $265.0 million, included (a) two dental supply companies, the most significant of which was Meer; (b) two medical supply companies and (c) one international dental supply companies. Of the five completed acquisitions, four were accounted for under the pooling of interests method, and the remaining acquisition of a 50.1% interest accounted for under the purchase method of accounting.

     During 1997, the Company acquired 24 healthcare distribution businesses. The 1997 acquisitions, which had aggregate net sales for 1996 of approximately $558.6 million, included (a) ten dental supply companies, the most significant of which was Sullivan Dental Products, Inc. ("Sullivan"); (b) four medical supply companies, the most significant of which was Micro Bio-Medics, Inc. ("MBMI"); (c) two international dental and three international medical supply companies; (d) three technology and value-added product companies; the most significant of which was Dentrix Dental Systems, Inc. ("Dentrix"); and (e) certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians. Of the 23 completed acquisitions, six were accounted for under the pooling of interests method, with the remainder being accounted for under the purchase method of accounting (fourteen for 100% ownership interest and three for majority ownership interests).


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


Customers

     The Company, through its healthcare distribution and technology businesses, serves over 300,000 customers worldwide in the dental, medical and veterinary markets. The Company's dental customers include office-based dental practices, dental laboratories, universities, institutions, governmental agencies and large group and corporate accounts; medical customers include office-based physician practices, podiatrists, surgery centers, institutions, hospitals and governmental agencies; and the Company's veterinary products are sold primarily to office-based veterinarians serving primarily small companion animals.

     The Company believes that its healthcare distribution customers generally order from two or more suppliers for their healthcare product needs, and often use one supplier as their primary resource. The Company believes that its customers generally place larger orders and order more frequently from their primary suppliers. The Company estimates that it serves as a primary supplier to less than 15% of its total customer base and believes it has an opportunity to increase sales by increasing its level of business with those customers for which it serves as a secondary supplier.

     Over the past several years the Company has expanded its customer base to include larger purchasing organizations, including certain dental laboratories, institutions, government agencies, hospitals, renal dialysis centers and surgery centers. More recently, as cost-containment pressures have resulted in increased demand for low-cost products and value-added services, the Company has targeted specific groups of practices under common ownership, institutions and professional groups. For example, the Company has an exclusive direct marketing agreement with an American Medical Association ("AMA") sponsored service and a veterinarian-sponsored service, pursuant to which member practitioners have access to the services' lower priced products. In 1998, the AMA-sponsored service and the veterinarian-sponsored purchasing service accounted for net sales of over $37.0 million. These services, government institutions and agencies, hospitals and other large or collective purchasers, require low-cost pricing and detailed product and usage information and reporting. The Company believes it is well situated to meet the needs of these customers, given its broad, low-cost product offerings and its management information systems. No single customer accounted for more than 1.0% of net sales in 1998.

Sales and Marketing

     The Company's sales and marketing efforts, which are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasize the Company's broad product lines, competitive prices and ease of order placement. The key elements of the Company's program in the United States are:

         o Direct Marketing. During 1998, the Company distributed over 12.5 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to approximately 600,000 office-based healthcare practitioners. The Company's principal U.S. dental catalog, which is issued semi-annually, contains an average of over 450 pages and includes approximately 28,000 SKU's. The number of catalogs and other materials received by each customer depends upon the market they serve as well as their purchasing history. The Company's catalogs include detailed descriptions and specifications of both branded and private brand products and are utilized by healthcare practitioners as a reference source. By evaluating its customers' purchasing patterns, area of specialty, past product selections and other criteria, the Company identifies customers who may respond better to specific promotions or products. To facilitate its direct marketing activities, the Company maintains an in-house advertising department which performs many creative services, which the Company believes streamlines the production process, provides greater flexibility and creativity in catalog production, and results in cost savings.

         o Telesales. The Company supports its direct marketing with approximately 700 inbound and outbound telesales representatives who facilitate order processing and generate new sales through direct and frequent contact with customers. Inbound telesales representatives are responsible for assisting customers in purchasing decisions as well as answering product pricing and availability questions. In addition to assisting customers, inbound telesales representatives also market comple-mentary or promotional products. The Company's telesales representatives utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history.

         The Company utilizes outbound telesales representatives and programs to better market its services to those customer accounts identified by the Company as either being high volume or high order frequency accounts. The Company's U.S. dental outbound telesales representatives accounted for approximately $198.0 million of the Company's net sales in 1998. The Company has approximately 200 medical and veterinary telesales representatives many of which make outbound calls in addition to handling inbound telesales. Outbound telesales representatives strive to manage long-term relationships with these customers through frequent and/or regularly scheduled phone contact and personalized service.

         The Company's telesales representatives generally participate in an initial two-week training course designed to familiarize the sales representative with the Company's products, services and systems. In addition, generally all telesales representatives attend periodic training sessions and special sales programs and receive incentives, including monthly commissions.

         o Field Sales Consultants. In 1992, the Company initiated its field sales consultant program and, primarily as a result of its acquisitions of Sullivan and Meer, now has approximately 1,100 field sales consultants, including equipment sales specialists, covering certain major North American, European and Pacific Rim markets. The field sales consultants concentrate on attracting new customers and increasing sales to customers who do not currently order a high percentage of their total product needs from the Company. This strategy is designed to complement the Company's direct marketing and telesales strategies and to enable the Company to better market, service and support the sale of more sophisticated products and equipment. Once a field sales consultant has established a relationship with a customer, the representative encourages the customer to use the Company's automated ordering process or its telesales representatives for its day-to-day needs. This simplifies the ordering process for the customer and increases the effectiveness of the field sales consultant.

Customer Service

     A principal element of the Company's customer service approach is to offer an order entry process that is convenient, easy and flexible. Customers typically place orders with one of the Company's experienced telesales representatives. Orders may also be placed 24-hours a day by fax, mail, Internet, ArubA(Registered) TouchTone (the Company's 24-hour automated phone service) or its computerized order entry system. The Company has developed an enhanced Windows(Registered)-based version of its computerized order entry system, known as ArubA(Registered), which was introduced at the end of 1995.

     The Company focuses on providing rapid and accurate order fulfillment and high fill rates. The Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering, and that approximately 99% of all orders in the United States and Canada received before 7:00 p.m. and 4:00 p.m. respectively, are shipped on the same day the order is received. In addition, because the Company seeks to service a customer's entire order from the distribution center nearest the customer's facility, approximately 99% of orders are received within two days of placing the order. The Company continually monitors its customer service through customer surveys, focus groups and daily statistical reports. The Company maintains a liberal return policy to better assure customer satisfaction with its products.

Products

     The following chart sets forth the principal categories of products offered by the Company's healthcare distribution and technology businesses and certain top selling types of products in each category, with the percentage of 1998 consolidated net sales in parenthesis:


Healthcare Distribution (97.5%)
------------------------------------------------------------------------------------------------------------------------
                                                 Dental Products (66.3%)
------------------------------------------------------------------------------------------------------------------------

Consumable Dental Products                Dental Laboratory
and Small Equipment (49.8%)               Products (3.6%)                     Large Dental Equipment (12.9%)
------------------------------------------------------------------------------------------------------------------------
X-Ray Products; Infection Control;        Teeth; Composites; Gypsum;          Dental Chairs, Units and Lights; X-Rays;
Handpieces; Preventatives; Impression     Acrylics; Articulators; and         and Equipment Repair
Materials; Composites; and Anesthetics    Abrasives


                                          --------------------------------------
                                               Medical Products (28.5%)
                                          --------------------------------------
                                          Branded and Generic
                                          Pharmaceuticals; Surgical Products;
                                          Diagnostic Tests; Infection Control;
                                          and Vitamins
                                          --------------------------------------
                                               Veterinary Products (2.7%)
                                          --------------------------------------
                                          Branded and Generic
                                          Pharmaceuticals; Surgical Products;
                                          and Dental Products

Technological and Value-Added Products and Services (2.5%)
----------------------------------------------------------
Software and Related Products; Financial Products;
and other value-added products


     The percentage of 1997 and 1996 net sales was as follows: consumable dental products and small equipment, 51.1% and 52.3%, respectively; dental laboratory products, 3.3% and 3.6%, respectively; large dental equipment, 13.6% and 13.2%, respectively; medical products, 26.7% and 25.7%, respectively; veterinary products, 2.9% and 2.7%, respectively; and technology and value-added products and services, 2.4% and 2.5%, respectively.


   Consumable Supplies and Equipment

     The Company offers in excess of 60,000 SKU's to its customers in North America, of which approximately 45,000 SKU's are offered to its dental customers, approximately 19,000 are offered to its medical customers and approximately 21,000 are offered to its veterinary customers. Over 20% of the Company's products are offered to all three types of the Company's customers in North America. The Company offers approximately 55,000 SKU's and 22,000 SKU's to its customers in Europe and Australia, respectively. Approximately 8.6% of the Company's net sales in 1998 were from sales of products offered under the Henry Schein private brand (i.e., products manufactured by various third parties and HS Pharmaceutical for distribution by the Company under the Henry Schein(R) brand). The Company believes that the Henry Schein private brand line of over 7,000 SKU's offered in the United States and Canada is one of the most extensive in the industry. The Company also distributes certain generic pharmaceuticals manufactured by HS Pharmaceutical, a 50%-owned affiliated company. The Company updates its product offerings regularly to meet its customers' changing needs.

     The Company offers a repair service, ProRepair(Registered), which provides one to two-day turnaround for hand pieces and certain small equipment. The Company also provides in-office installation and repair services for large equipment in certain markets in North America, Europe and the Pacific Rim. The Company had a total of 118 centers open at the end of 1998.

     As described above, the Companys' results have been restated retroactively to include Meer's results for all periods presented as Meer was acquired in a pooling of interests transaction that was significant. Meer is a leading full-service dental distributor serving dentists, dental laboratories and institutions throughout the United States. Meer's net sales included a proportionately higher percentage of large dental equipment sales then that of the Company, on a historical basis.

     On August 7, 1998, the Company completed the sale of Marus, the Company's dental equipment manufacturing operation. Marus had 1997 net sales of approximately $25.0 million.

Technology and Value-Added Products and Services

     In an effort to promote customer loyalty, the Company offers certain technology and value-added products and services. These products and services include the following:

     o Practice Management Software. The Company sells practice management software systems to its dental and veterinary customers. The Company had sold over 21,500 and 7,100 units of its Easy Dental(Registered) Plus and Dentrix software systems, respectively, as of the end of fiscal 1998, and over 3,300 of its AVImark(Registered) veterinary software systems. The Company's practice management software products provide practitioners with patient treatment history, billing and accounts receivable analysis and management, an appointment calendar, electronic claims processing and word processing programs, and the Company provides technical support and conversion services from other software. In addition, the Easy Dental(Registered) Plus and Dentrix software systems allow customers to connect with the Company's order entry management systems. The Dentrix system is one of the most comprehensive clinically-based dental practice management software packages in the United States. The Dentrix premium software product complements Easy
Dental(Registered) Plus, the Company's high-value practice management system. During 1997, the Company acquired the rights to distribute the DenTech practice management system, which is designed to handle the needs of large group practices. The Company believes the combined software product offerings enhance its ability to provide its customers with the widest array of system solutions to help manage their practices.

     o Financial Services. In 1997 the Company began to offer its customers assistance in managing their practices by providing access to a number of financial services and products at rates which the Company believes are lower than what they would be able to secure independently. The Company's equipment leasing programs allow it to fufill a wide variety of practitioner financing needs. The Company also provides financing and consulting services for all phases of a physician's practice including practice start-up, practice acquisition and debt consolidation. The patient financing program provides the Company's dental and veterinarian customers a method for reducing receivables and improving cash flow by providing patients access to financing. Through a partnership with one of the nations largest bank credit card processors, the Company offers electronic bankcard processing, and offers electronic insurance claims submission services for faster, cheaper processing of patient reimbursements, all through a third-party provider for a transaction fee. The Company does not assume any financial obligation to its customers or their patients in these programs. The Company also offers practice management consulting services as well as practice management brokerage services in selected markets in the United States.

Information Systems

     The Company's management information systems generally allow for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution. A key attribute of the Company's management information systems is the daily operating control reports which allow managers throughout the Company to share information and monitor daily progress relating to sales activity, gross profit, credit and returns, inventory levels, stock balancing, unshipped orders, order fulfillment and other operational statistics. In the United States, the Company is in the process of expanding and upgrading its order processing information system. Additionally, worldwide, the Company is in the process of installing an integrated information system for its large dental equipment sales and service functions. Such a system will centralize the tracking of customers' equipment orders as well as spare parts inventories and repair services. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operation" in Item 7.)



Distribution

     The Company distributes its products in the United States primarily from its strategically located distribution centers in Eastern, Central, South Western and Western United States. Customers in Canada are serviced from distribution centers located in Eastern and Western Canada. The Company maintains significant inventory levels of certain products in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of the Company's sophisticated purchasing and stock status management information systems. Once a customer's order is entered, it is electronically transmitted to the distribution center nearest the customer's location and a packing slip for the entire order is printed for order fulfillment. The Company's automated freight manifesting and laser bar code scanning facilitates the speed of the order fulfillment. The Company currently ships substantially all of its orders in the United States by United Parcel Service. In certain areas of the United States, the Company delivers its orders via contract carriers. The Company's European and Pacific Rim distribution centers include locations in the United Kingdom, the Republic of Ireland, France, The Netherlands, Germany, Spain, Australia and New Zealand.


Purchasing

     The Company believes that effective purchasing is a key element to maintaining and enhancing its position as a low-cost provider of healthcare products. The Company frequently evaluates its purchase requirements and suppliers' offerings and prices in order to obtain products at the best possible cost. The Company believes that its ability to make high volume purchases has enabled it to obtain favorable pricing and terms from its suppliers. The Company obtains its products for its North American distribution centers from over 1,700 suppliers of name brand products; in addition, the Company has established relationships with numerous local vendors to obtain products for its European and Pacific Rim distribution centers. In 1998, the Company's top 10 healthcare distribution vendors and the Company's single largest vendor, accounted for approximately 23.0% and 9.2%, respectively, of the Company's aggregate purchases.

Competition

     The distribution and manufacture of healthcare supplies and equipment is intensely competitive. Many of the healthcare distribution products the Company sells are available to the Company's customers from a number of suppliers. In addition, competitors of the Company could obtain exclusive rights from manufacturers to market particular products. Manufacturers could also seek to sell directly to end-users, and thereby eliminate the role of distributors, such as the Company. Significant price reductions by the Company's competitors could result in a similar reduction in the Company's prices as a consequence of its policy of matching its competitors' lowest advertised prices. Any of these competitive pressures may materially adversely affect operating results.

     In the United States, the Company competes with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added services and products. In the sale of its dental products, the Company's principal national competitor is Patterson Dental Co. In addition, the Company competes against a large number of other distributors that operate on a national, regional and local level. The Company's largest competitors in the sale of medical products are PSS World Med, Inc. and McKesson HBOC, Inc., which are national distributors. In the veterinary product market, the Company's two principal national competitors include The Butler Company and Burns Veterinary Supply. The Company also competes against a large number of small local and regional medical and veterinary distributors, as well as a number of manufacturers that sell direct to physicians and veterinarians. With regard to the Company's practice management software, the Company competes against a fragmented group of competitors, none of which currently have a significant share of the market. The Company believes that it competes in Canada substantially on the same basis as in the United States.

     The Company also faces intense competition in its international markets, where the Company competes on the basis of price and customer service against a large number of dental product distributors and manufacturers in Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria, Spain, Australia and New Zealand. The Company has several large competitors in these markets, including ORBIS, Serona Dental and the GACD Group.

Governmental Regulation

     The Company's business is subject to requirements under various local, state, Federal and foreign governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices. Among the Federal laws with which the Company must comply are the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, and the Controlled Substances Act. It is possible that the Company may be prevented from selling manufactured products if the Company (including its 50%-owned affiliated company, HS Pharmaceutical, which distributes and manufactures generic pharmaceuticals) were to receive an adverse report following an inspection by the Food and Drug Administration (the "FDA") or the Drug Enforcement Administration, or if a competitor were to receive prior approval of new products from the FDA. A violation of a law by HS Pharmaceutical could cause its operations to be suspended. A suspension could have an adverse effect on the Company's equity in earnings of affiliates and could cause the Company to seek alternative sources of products manufactured by HS Pharmaceutical, possibly at higher prices than currently paid by the Company. In response to a Warning Letter from the FDA regarding its compliance with current Good Manufacturing Practices (cGMP's) of its dental anesthetic products, HS Pharmaceutical has temporarily suspended the manufacture and shipment of these products to the United States. In each of January and February, 1999, HS Pharmaceutical instituted a voluntary recall of approximately 240 batches, in the aggregate, of dental anesthetic products sold in 1997 and 1998 under its name and certain private labels. The impact on 1998 fourth quarter earnings was approximately $0.04 per share, on a diluted basis. Management estimates the impact to be $0.02 to $0.04 per share, per quarter, on a diluted basis, through the second quarter of 1999, and possibly beyond that date in the event HS Pharmaceutical is unable to resolve the issues that led to the recalls. HS Pharmaceutical is cooperating fully with the FDA to resolve the issues that led to the recalls, however it is unable to estimate when manufacturing and shipments of these products to the United States will recommence.

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

Employees

     As of December 26, 1998, the Company had over 6,000 full-time employees in North America, Europe and Australia, including approximately 700 telesales representatives, 1,100 field sales consultants, including equipment sales specialists, 1,400 warehouse employees, 200 computer programmers and technicians, 500 management employees and 2,100 office, clerical and administrative employees. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

Disclosure Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in Items 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, the Company's ability and its customers' and suppliers' ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restriction on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign juristictions, as well as certain other risks described above in this Item under "Competition" and "Government Regulation," and below in Item 3 in "Legal Proceedings" and in Item 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K. Year 2000 readiness disclosures contained in this Form 10-K are also subject to certain protection and the Year 2000 Information and Readiness Disclosure Act.

     The Company's principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and its telephone number is 516-843-5500. As used in this Report, the term the "Company" refers to Henry Schein, Inc., a Delaware corporation, and its subsidiaries, 50%-owned companies and predecessor, unless otherwise stated.

Executive Officers of the Registrant

The following table sets forth certain information regarding the executive officers of the Company.

                  Name                             Age                                   Position
----------------------------------------        ----------         -----------------------------------------------------

Stanley M. Bergman......................            49             Chairman, Chief Executive Officer, President and
                                                                            Director

Gerald A. Benjamin......................            46             Senior Vice President--Administration and Customer
                                                                            Satisfaction and Director

James P. Breslawski.....................            45             Executive Vice President and Director


Leonard A. David........................            50             Vice President--Human Resources and Special
                                                                            Counsel and Director

Diane Forrest  .........................            52             Senior Vice President--Information Services
                                                                            and Chief Information Officer

Larry M. Gibson ........................            52             President--Practice Management Technologies
                                                                            Division

Bruce J. Haber .........................            46             Executive Vice President and President-Medical Group
                                                                            and Director

Stephen R. LaHood ......................            51             Senior Vice President--Supply Chain Group


Mark E. Mlotek..........................            43             Vice President, General Counsel, Secretary and Director


Steven Paladino ........................            41             Senior Vice President, Chief Financial Officer and
                                                                            Director

James W. Stahly ........................            50             President--North American Dental Group


Michael Zack............................            46             Senior Vice President--International Group

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

Larry M. Gibson joined the Company as President of the Practice Management Technologies Division on February 24, 1997, concurrent with the acquisition of Dentrix. Before joining the Company, Mr. Gibson was founder, Chairman and CEO of Dentrix, started in 1980. Prior to his employment with Dentrix, Mr. Gibson was employed by Weidner Communication Systems from 1978.

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

ITEM 2.  Properties

         The Company owns or leases the following properties:


                                                                               Approximate
                                                             Own or              Square                Lease
          Property            Location                        Lease              Footage          Expiration Date
          --------            --------                       ------            -----------        ---------------

Corporate
Headquarters................. Eastern United States           Lease              172,000          December 2005

Distribution Center ......... Eastern United States           Lease              413,000          December 2007

Distribution Center.......... Eastern United States           Lease              108,000            July 2007

Distribution Center.........  Eastern United States           Lease              120,000            April 2001

Distribution Center.........  Eastern United States           Lease              138,000          November 2008

Distribution Center.......... Central United States           Lease              225,000            June 2001

Distribution Center ......... Central United States           Lease              171,000          November 2011

Distribution Center ......... South Western United States     Lease              132,000            July 2008

Distribution Center.......... Western United States           Lease              115,500            June 2002

Distribution Center.......... United Kingdom                  Lease               85,000           August 2005

     The Company also leases distribution, office, showroom and sales space in other locations in the United States, Canada, France, Germany, the Republic of Ireland, The Netherlands, Spain, Australia, New Zealand, Mexico and the United Kingdom. Two 50%-owned companies also lease space in the United States and Canada.

     The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. As a result of the Company's expansion and acquisition activities, the Company is in the process of consolidating its distribution facilities.

     The Company has additional operating capacity at its listed facilities.

ITEM 3. Legal Proceedings

     The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 26, 1998, the Company was named a defendant in thirty-four such cases. Of the thirty-four product liability claims, twenty-eight involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification, however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant.

     In addition, the Company is subject to other claims, suits and complaints, which arise in the course of the Company's business. In Texas District Court, Travis County, the Company, and one of its subsidiaries, are defendants in a matter entitiled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc., Cause No. 98-00886. This complaint, which was filed in January 1998, requests the court to grant class action certification, alleges, among other things, negligence and breach of contract involving the sale of software products under the Easy Dental name.

     The Company has various insurance policies, including product liability insurance covering risks and in amounts it considers adequate. In many cases the Company is provided by indemnification by the manufacturer of the product. There can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. The Company intends to vigorously defend all such claims, suits and complaints. In the opinion of the Company, all such pending matters are covered by insurance or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.


ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock of the Company as reported on the NASDAQ National Market System for each quarterly period in fiscal 1997 and 1998 and for the first quarter of fiscal 1999 through March 10, 1999.

                                                         High            Low
                                                         ----            ---

Fiscal 1997:
1st Quarter                                            $39             $24-1/2
2nd Quarter                                            $37             $26-7/8
3rd Quarter                                            $40-1/2         $30-1/4
4th Quarter                                            $37-3/4         $31-1/2


Fiscal 1998:
1st Quarter                                            $41             $29-1/4
2nd Quarter                                            $46-1/4         $37
3rd Quarter                                            $51-1/8         $31
4th Quarter                                            $40-3/8         $24-3/4

Fiscal 1999:
1st Quarter (through March 10, 1999)                   $28-3/4         $26-5/8

The Company's Common Stock is quoted through the Nasdaq National Market tier of the Nasdaq Stock Market under the symbol "HSIC." On March 10, 1999, there were approximately 887 holders of record of the Common Stock. On March 10, 1999, the last reported sales price was $26-3/4.

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

ITEM  6. Selected Financial Data

The following selected financial data with respect to the Company's financial position and its results of operations for each of the five years in the period ended December 26, 1998 set forth below has been derived from the Company's consolidated financial statements. The selected financial data and consolidated financial statements have been restated to give retroactive effect to the acquisition of the H. Meer Dental Supply Co., effective August 14, 1998, which was accounted for under the pooling of interests method. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in Item 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7. The Selected Operating Data and Net Sales By Market Data presented below have not been audited.

                                                                            Years Ended
                                             ---------------------------------------------------------------------------
                                             December 26,    December 27,   December 28,   December 30,   December 31,
                                                 1998            1997           1996           1995          1994
                                                 ----            ----           ----           ----          ----


                                                    (in thousands, except per share and selected operating data)
Statement of Operations Data:
Net sales .................................   $1,921,685     $1,698,496     $1,374,343     $1,090,936     $940,354
Cost of sales .............................    1,319,861      1,188,098        961,588        751,616      655,398
                                              ----------     ----------     ----------     ----------     --------
   Gross profit ...........................      601,824        510,398        412,755        339,320      284,956
   Selling, general and administrative
     expenses .............................      505,628        447,789        369,642        306,347      252,720
   Merger and integration costs(1) ........       56,666         50,779             --             --           --
   Special management compensation(2) .....           --             --             --         20,797       21,596
   Special professional fees(3) ...........           --             --             --             --        2,007
                                              ----------     ----------     ----------     ----------     --------
   Operating income .......................       39,530         11,830         43,113         12,176        8,633
   Interest income ........................        6,964          7,353          7,139          3,433        2,512
   Interest expense .......................      (12,050)        (7,643)        (5,487)        (8,022)      (5,546)
   Other income - net .....................        1,570          1,375          1,177            668          729
                                              ----------     ----------     ----------     ----------     --------
   Income before taxes on income,
     minority interest and equity in
     earnings of  affiliates ..............       36,014         12,915         45,942          8,255        6,328
   Taxes on income ........................       20,325         17,670         18,606         10,823        4,458
   Minority interest in net income (loss)
     of subsidiaries ......................          145           (430)           246          509            561
   Equity in earnings of affiliates .......          783          2,141          1,595          1,537          494
                                              ----------     ----------     ----------     ----------     --------
   Income (loss) beforcumulative effect
     of accounting change .................       16,327         (2,184)        28,685         (1,540)       1,803
   Cumlative effect of accounting change ..           --             --             --             --          (60)
                                              ----------     ----------     ----------     ----------     --------
   Net income (loss) ......................   $   16,327     $   (2,184)    $   28,685     $   (1,540)    $  1,743
                                              ==========     ==========     ==========     ==========     ========
   Net income (loss) per common share:
   Basic ..................................   $     0.42     $    (0.06)    $     0.85     $    (0.06)    $   0.07
   Diluted ................................   $     0.39     $    (0.06)    $     0.81     $    (0.06)    $   0.07

   Weighted average shares outstanding:
   Basic ..................................       39,305         37,531         33,714         25,719       24,235
   Diluted ................................       41,549         37,531         35,202         25,719       25,319

                                                                              Years Ended
                                              ----------------------------------------------------------------------------
                                              December 26,      December 27,   December 28,   December 30,    December 31,
                                                  1998              1997           1996           1995            1994
                                                  ----              ----           ----           ----            ----

                                                     (in thousands, except per share and selected operating data)

Pro Forma Income Data(4):
Pro forma operating income..............                                                      $    32,973     $   32,236
Pro forma net income (loss)............        $   13,748        $   (1,778)    $   29,023    $    17,936     $   18,474
Pro forma net income (loss) per
   common share:
   Basic ...............................       $     0.35        $    (0.05)    $     0.86    $      0.70     $     0.76
   Diluted .............................       $     0.33        $    (0.05)    $     0.82    $      0.66     $     0.73
Pro forma average shares
   outstanding:
   Basic ..............................            39,305            37,531         33,714         25,719         24,235
   Diluted..............................           41,549            37,531         35,202         27,005         25,319

Selected Operating Data:
Number of orders shipped................        6,718,000         6,064,000      5,127,000      4,571,000      4,211,000
Average order size......................       $      286        $      280     $      268    $       239     $      223

Net Sales by Market Data:
Healthcare Distribution:
   Dental(5)............................       $1,083,994        $  999,456     $  819,721    $   675,457     $  602,253
   Medical..............................          515,728           441,015        341,329        245,439        211,393
   Veterinary...........................           48,307            40,843         35,329         29,330         27,872
   International(6).....................          230,999           181,239        146,999        107,703         83,927
                                               ----------        ----------     ----------     ----------     ----------
     Total Healthcare Distribution              1,879,028         1,662,553      1,343,378      1,057,929        925,445
Technology(7)...........................           42,657            35,943         30,965         33,007         14,909
                                               ----------        ----------     ----------     ----------     ----------
                                               $1,921,685        $1,698,496     $1,374,343     $1,090,936     $  940,354
                                               ==========        ==========     ==========     ==========     ==========

Balance Sheet Data (at period end):
Working capital.........................       $  403,592        $  312,916     $  290,482    $   188,303     $  160,631
Total assets............................          962,040           803,946        668,239        481,701        359,753
Total debt..............................          209,451           148,685         59,404         79,498         92,477
Redeemable stock(8).....................              ---                --             --             --         14,745
Minority interest.......................            5,904             2,225          5,289          4,547          1,823
Stockholders' equity....................          463,034           424,223        408,877        238,041        127,697

-----------------

  (1) Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, write-off of duplicate management information systems, other assets and the impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs incurred primarily in connection with the 1998 acquisition of Meer and the 1997 acquisitions of Sullivan, MBMI and Dentrix, which were accounted for under the pooling of interests method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Developments" in Item 7 and the Consolidated Financial Statements and related notes thereto in
         Item 8.

  (2) Includes: (a) for 1995, non-cash special management compensation charges of $17.5 million arising from final mark-to-market adjustments (reflecting an increase in estimated market value from 1994 to the initial public offering price of $16.00 per share) for stock grants made to an executive officer of the Company in 1992 and other stock issuances made to certain other senior management of the Company (because of certain repurchase features which expired with the initial public offering), an approximate $2.8 million non-cash special management compensation charge (also based on the initial public offering price of $16.00 per share) relating to compensatory options granted in 1995, and a cash payment of $0.5 million for additional income taxes resulting from such stock issuances; and (b) for 1994, non-cash special management compensation arising from accelerated amortization of deferred compensation arising from the 1992 stock grants to an executive officer of the Company of $17.3 million, which included a 1994 mark-to-market adjustment (because of the repurchase features referred to above) of $9.1 million, due to the resolution, with the closing of the Reorganization, of certain contingencies surrounding the issuance of the stock grants, non-cash special management compensation charges of $1.6 million (net of prior accruals of approximately $1.9 million under an executive incentive plan) arising from stock issuances to certain other senior management of the Company, valued at $3.5 million, and cash payments for income taxes of approximately $2.4 million resulting from these stock issuances and $0.3 million for additional income taxes resulting from the 1992 stock grants. See "Management's Discussion and Analysis of Financial Condition And Results of Operations Overview" in Item 7 herein.
  (3) Includes special professional fees incurred by the Company in connection with the Reorganization. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in Item 7 herein.
  (4) Reflects the pro forma elimination of special charges incurred in 1995 and 1994 for special management compensation of $20.8 million and $21.6 million, respectively, and special professional fees incurred in 1994 of $2.0 million, arising from the Reorganization, and the related tax effects of $1.2 million and $5.8 million for 1995 and 1994, respectively, and provision for income taxes on previously untaxed earnings of Dentrix as an S Corporation of $1.2 million, $0.5 million and $0.3 million for 1996, 1995 and 1994, respectively, and provision for income tax (expense) recoveries on previously untaxed earnings of Meer as an S Corporation of $(0.6) million, $0.4 million, $1.5 million, $0.3 million and $(0.8) million for 1998, 1997, 1996, 1995 and 1994, respectively, and the pro forma elimination of a net deferred tax asset arising from Meer's conversion from an S Corporation to a C Corporation of $2.0 million in 1998. See "Management's Discussion and Analysis of Results of Financial Condition and Results of Operations - Overview and Recent Developments" in Item 7 herein.
  (5) Dental consists of the Company's dental business in the United States and Canada.
  (6) International consists of the Company's business (substantially all dental) outside the United States and Canada, primarily Europe and Australia.
  (7) Technology consists of the Company's practice management software business and certain other value-added products and services.
  (8) Redeemable stock includes stock issued for compensation which was subject to repurchase by the Company at fair market value in the event of termination of employment of the holder of such shares, as well as shares purchased by the trust for the Company's ESOP and allocable to the ESOP participants. With the completion of the Company's initial public offering, the stock issued for compensation and the ESOP Common Stock were no longer subject to repurchase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview" in Item 7 herein.

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

     Since December 26, 1998, the Company has acquired General Injectibles and Vaccines, Inc. ("GIV"), through the purchase of all of the outstanding common stock of Biological & Popular Culture, Inc., and the international dental, medical and veterinary healthcare distribution businesses of Heiland Holding GmbH (the "Heiland Group"). GIV, which had 1998 net sales of approximately $120.0 million, is a leading independent direct marketer of vaccines and other injectible products to office-based practitioners in the United States. The Heiland Group, the largest direct marketer of healthcare supplies to office-based practitioners in Germany, had 1998 net sales of approximately $130.0 million. The total cash purchase price for these acquisitions was approximately $113.5 million. Notes issued in conjunction with one of the acquisitions, due in six months from the closing date, amounted to approximately $24.0 million. These transactions were accounted for under the purchase method of accounting.

     During the year ended December 26, 1998, the Company completed five acquisitions. The 1998 completed acquisitions included two dental supply companies, the most significant of which was Meer, a leading full-service dental distributor serving dentists, dental laboratories and institutions throughout the United States, with 1997 annual net sales of approximately $180.0 million. Combined, Meer and the other dental company had approximately $212.0 million in aggregate net sales for 1997. The completed acquisitions also included two medical supply companies with aggregate net sales for 1997 of approximately $37.0 million, and one international dental distribution business with 1997 net sales of approximately $16.0 million. Of the five completed acquisitions, four (including Meer) were accounted for under the pooling of interests method, and the remaining acquisition of a 50.1% interest was accounted for under the purchase method of accounting. The financial statements have been restated to give retroactive effect to the Meer transaction, as the remaining three pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Results of operations of the business acquisition accounted for under the purchase method of accounting has been included in the consolidated financial statements commencing with the acquisition date.

     During 1998, the Company issued 2,973,680 shares, 347,063 shares and 121,000 shares of its Common Stock, with an aggregate value of approximately $151.1 million in connection with three of the pooling transactions. Additionally, in connection with one of the dental supply company acquisitions, the Company issued shares of a subsidiary, with rights equivalent to those of the Company's Common Stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, and had an aggregate value of approximately

$24.0 million. The total cash purchase price for the acquisition accounted for under the purchase method of accounting was approximately $6.8 million. The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over 30 years.

     The financial statements include adjustments to give retroactive effect to the acquisition of Meer for all periods presented, as well as for the other pooling acquisitions described below. Prior to its acquisition by the Company, Meer elected to be treated as an S Corporation under the Internal Revenue Code, and accordingly, was not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect a provision for income taxes for each period presented and the elimination of a deferred tax benefit arising from Meer's conversion from the S Corporation to a Corporation. None of the other 1998 completed acquisitions were material.

     During the year ended December 27, 1997, The Company acquired in pooling of interests transactions, all of the outstanding common stock of (i) Sullivan Dental Products, Inc. ("Sullivan"), a distributor of consumable dental supplies and equipment, (ii) Micro Bio-Medics, Inc. ("MBMI"), a distributor of medical supplies and (iii) Dentrix Dental Systems, Inc. ("Dentrix"), a leading provider of clinically-based dental paractice management systems. Prior to its acquisition of the company, Dentrix elected to be treated as an S corporation under the Internal Revenue Code, and accordingly, its earnings were not subject to taxation at the corporate level. Proforma adjustments have been made to reflect a provision for income taxes on such previously untaxed earnings for each period presented.

     In addition to these three acquisitions, the Company completed 21 other acquisitions including; three medical and ten dental supply companies with aggregate net sales for 1996 of approximately $32.0 million and $41.8 million, respectively; two international dental and three international medical supply companies with aggregate net sales for 1996 of approximately $5.3 million and $18.3 million, respectively; two technology and value-added product companies with aggregate net sales for 1996 of approximately $10.1 million; and certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians with net sales for 1996 of approximately $50.0 million.

     Of the twenty four 1997 completed acquisitions, six were accounted for under the pooling of interests method of accounting, with the remainder being accounted for under the purchase method of accounting (fifteen for 100% ownership interests and three for majority ownership interests). The financial statements were restated to give retroactive effect to three of the pooling transactions (Sullivan, MBMI and Dentrix) as the remaining three pooling transactions were not material and were included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Operations of the 1997 completed acquisitions, accounted for under the purchase method of accounting, were included in the consolidated financial statements from their respective acquisition dates.

     In connection with the 1998 and 1997 acquisitions, the Company incurred certain merger and integration costs of approximately $56.7 million and $50.8 million, respectively. Net of taxes, merger and integration costs were approximately $1.06 and $1.08 per share, on a diluted basis, respectively. Merger and integration costs for the healthcare distribution and technology segment were $55.7 million and $1.0 million for 1998 and $43.9 million and $6.9 million for 1997, respectively. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs associated with these mergers.

     Excluding the merger and integration costs, and including pro forma adjustments, pro forma net income and pro forma net income per common share, on a diluted basis, would have been $57.8 million and $1.39, respectively, for the year ended December 26, 1998, compared with $41.0 million and $1.03, respectively, for the year ended December 27, 1997.

     During the fourth quarter of 1998, the Company incurred incremental costs totaling approximately $0.4 million and reduced earnings from an affiliate totaling approximately $1.3 million, net of taxes due to a voluntary recall of anesthetic products produced by Novocol Pharmaceutical of Canada, Inc. ("Novocol"). Novocol is an affiliated company which is accounted for under the equity method. The impact on 1998 fourth quarter earnings was approximately $0.04 per share, on a diluted basis. Management estimates the impact to be $0.02 to $0.04 per share, per quarter, on a diluted basis, through the second quarter of 1999, and possibly beyond that date in the event HS Pharmaceutical is unable to resolve the issues that led to the recalls. HS Pharmaceutical is cooperating fully with the FDA to resolve the issues that led to the recalls, however it is unable to estimate when manufacturing and shipments of these products to the United State will recommence.

     The Company is a party to a number of claims, suits and complaints arising in the ordinary course of business, as described in "Legal Proceedings". The Company is currently unable to estimate what effect, if any, this litigation might have on its results of operations.

Reorganization

     From 1992 through 1994, the Company was a party to a series of transactions leading to the Reorganization that resulted in, among other things, the Company being separated from Holdings and the distribution of shares of the Common Stock of the Company to its then current stockholders. In December 1992, an executive officer of the Company received certain stock grants in the Company and Schein Pharmaceutical, Inc. valued at approximately $6.2 million and $2.6 million, respectively, and cash of approximately $5.3 million to pay income taxes on the stock grants received. These stock grants were subject to the occurrence of certain future events, including the fulfillment of the employment term by the executive officer. Accordingly, these stock grants, totaling $8.8 million, were treated as deferred compensation while the cash payments were charged to earnings as special management compensation in the year ended December 26, 1992. During 1993, the Company amortized the deferred compensation relating to stock grants by the Company to the executive officer resulting in a charge to earnings of $0.6 million. In 1994, the contingencies relating to the stock granted to the executive officer were eliminated, such that these shares became fully vested. Accordingly, deferred compensation of $8.2 million, (net of amortization of $0.6 million,) plus a mark-to-market adjustment (because of certain repurchase features) of approximately $9.1 million, along with a $0.3 million cash payment for income taxes relating to the 1992 stock grants, was expensed in 1994 as special management compensation.

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




Results of Operations

     The following table sets forth for the periods indicated net sales, gross profit and adjusted operating profit, excluding merger and integration costs, by business segment for the years ended 1998, 1997 and 1996.

Net Sales by Segment Data:                         1998                         1997                         1996
                                    ---------------------------------------------------------------------------------------
   Healthcare distribution:                 $               %              $              %            $               %
                                    ---------------------------------------------------------------------------------------
     Dental(1).....................    $1,083,994          56.4%      $  999,456         58.8%     $  819,721         59.6%
     Medical.......................       515,728          26.9%         441,015         26.0%        341,329         24.8%
     Veterinary....................        48,307           2.5%          40,843          2.4%         35,329          2.6%
     International(2)..............       230,999          12.0%         181,239         10.7%        146,999         10.7%
                                       ----------         ------      ----------       -------     ----------       -------
     Total healthcare distribution.     1,879,028          97.8%      $1,662,553         97.9%     $1,343,378         97.7%

   Technology(3)...................        42,657           2.2%          35,943          2.1%         30,965          2.3%
                                       ----------         ------      ----------       -------     ----------       -------
   Total...........................    $1,921,685         100.0%      $1,698,496       100.00%     $1,374,343       100.00%
                                       ==========         ======      ==========       =======     ==========       =======
Gross Profit by Segment Data:
   Healthcare distribution.........    $  568,071          30.2%      $  484,704         29.2%     $  391,375         29.1%
   Technology......................        33,753          79.1%          25,694         71.5%         21,380         69.1%
                                       ----------        -------      ----------       -------     ----------       -------
   Total...........................    $  601,824          31.3%      $  510,398         30.1%     $  412,755         30.0%
                                       ==========        =======      ==========       =======     ==========       =======
Adjusted Operating Profit (excluding
   merger and integration costs) by
   Segment Data:
   Healthcare distribution(4)......    $   79,871           4.3%      $   48,881          2.9%     $   43,991          3.3%
   Technology(5)...................        16,325          38.3%          13,728         38.2%           (878)         2.8%
                                       ----------        -------      ----------       -------     ----------       -------
   Total...........................    $   96,196           5.0%      $   62,609          3.7%     $   43,113          3.1%
                                       ==========        =======      ==========       =======     ==========       =======

-----------
(1) Dental consists of the Company's dental business in the United States and Canada.
(2) International consists of the Company's business (substantially all dental) outside the United States and Canada, primarily in Europe.
(3) Technology consists of the Company's practice management software business and certain other value-added products and services.
(4) Excludes merger and integration costs of $55.7 and $43.9 million in 1998 and 1997, respectively.
(5) Excludes merger and integration costs of $1.0 and $6.9 million in 1998 and 1997, respectively.

1998 Compared to 1997

     Net sales increased $223.2 million, or 13.1%, to $1,921.7 million in 1998 from $1,698.5 million in 1997. Of the $223.2 million increase, approximately $216.5 million or 97.8% represented a 13.0% increase in the Company's healthcare distribution business. As part of this increase, approximately $84.5 million represented a 8.5% increase in the Company's dental business, $74.7 million represented a 16.9% increase in its medical business, $49.8 million represented a 27.5% increase in its international business, $7.5 million represented a 18.3% increase in the Company's veterinary business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), continued success in the Company's target marketing programs and purchase acquisitions, offset in part by a reduction in dental equipment sales resulting from the Company's disposal of its equipment manufacturing subsidiary, Marus in August 1998 and estimated sales erosion on the Meer acquisition. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions, and the benefits of a new telesales structure, partially offset by a decline in sales to renal dialysis centers. In the first quarter of 1998 the Company's largest renal dialysis customer, Renal Treatment Centers, Inc. ("RTC") acquired by Total Renal Care, Inc., which is not a customer of the Company. In March of 1998, RTC stopped purchasing Epogen from the Company, but continues to purchase other products. During fiscal year 1997, the Company's sales of Epogen to RTC amounted to $38.7 million. In the international market, the increase in net sales was due to increased account penetration in France, the United Kingdom and Spain and acquisitions, primarily in Germany, the United Kingdom and The Netherlands. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. Excluding net sales of Marus and RTC in both periods, as well as the estimated sales erosion on the Meer acquisition, healthcare distribution net sales would have grown by 16.1% in 1998 over 1997. The remaining increase in 1998 net sales was due to the technology business which increased $6.7 million or 18.7% to $42.7 million for 1998, from $35.9 million for 1997. The increase in technology and value-added product sales was primarily due to increased practice management software sales.

     Gross profit increased by $91.4 million, or 17.9%, to $601.8 million in 1998, from $510.4 million in 1997. Gross profit margin increased by 1.2% to 31.3% from 30.1% last year. Healthcare distribution gross profit increased by $83.4 million or 17.2% to $568.1 million in 1998, from $484.7 million in 1997. Gross profit margin increased by 1.0% to 30.2% from 29.2% last year primarily due to sales mix. Technology gross profit increased by $8.1 million or 31.5% to, $33.8 million in 1998, from $25.7 million in 1997. Gross profit margins increased by 7.6% to 79.1% from 71.5% last year primarily due to increased sales volume of software systems.

     Selling, general and administrative expenses increased by $57.8 million, or 12.9%, to $505.6 million in 1998 from $447.8 million in 1997. Selling and shipping expenses increased by $37.1 million, or 11.9%, to $348.4 million in 1998 from $311.3 million in 1997. As a percentage of net sales, selling and shipping expenses decreased 0.2% to 18.1% in 1998 from 18.3% in 1997. This decrease was primarily due to leveraging of the Company's distribution infrastructure. General and administrative expenses increased $20.7 million, or 15.2%, to $157.2 million in 1998 from $136.5 million in 1997, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.2% in 1998, to 8.2% from 8.0% in 1997.

     Other income (expense) - net decreased by $4.6 million, to $(3.5) million for the year ended December 26, 1998 from $1.1 million for 1997 due to an increase in interest expense resulting from an increase in average borrowings and lower imputed interest income on long term accounts receivable balances.

     Equity in earnings of affiliates decreased $1.3 million or 61.9% to $0.8 million in 1998 from $2.1 million in 1997. The decline is the result of the reduced earnings in the fourth quarter of an affiliate due to a voluntary recall of anesthetic products produced by Novocol.

     For 1998 the Company's effective tax rate was 56.4%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, and including a proforma tax adjustment for Meer on previously untaxed earnings as an S Corporation, combined with the elimination of a net deferred tax asset arising from Meer's conversion from an S Corporation to a C Corporation, the Company's effective tax rate would have been 38.3%. The difference between the Company's effective tax rate, excluding merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

     For 1997 the Company's effective tax rate was 136.8%. On a pro forma basis, adjusting for assumed tax benefits arising from the losses of Meer as an S Corporation, and excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 39.7%. The difference between the effective tax rate (excluding merger and integration costs) and the Federal statutory rate relates primarily to state income taxes.


1997 Compared to 1996

     Net sales increased $324.2 million, or 23.6%, to $1,698.5 million in 1997 from $1,374.3 million in 1996. Of the $324.2 million increase, approximately $319.2 million or 98.5% represented a 23.8% increase in the healthcare distribution business. As part of this increase, approximately $179.8 million represented a 21.9% increase in the Company's dental business, $99.7 million represented a 29.2% increase in its medical business, $34.2 million represented a 23.3% increase in its international business and $5.5 million represented a 15.6% increase in the Company's veterinary business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), purchase acquisitions, continued success in the Company's target marketing programs and increased sales in the large dental equipment market. Of the approximately $99.7 million increase in medical net sales, approximately $16.9 million, or 17.0%, represents incremental net sales to renal dialysis centers, with a more focused direct mail strategy, large account flu vaccine sales and acquisitions primarily accounting for the balance of the increase in medical net sales. The Company's largest renal dialysis customer, RTC, was acquired by Total Renal Care, Inc. which is not a customer of the Company. In the international market, the increase in net sales was due to acquisitions, primarily in Germany and the United Kingdom, and increased account penetration in France and Germany. Unfavorable exchange rate translation adjustments resulted in a net sales decrease of approximately $10.5 million. Had net sales for the international market been translated at the same exchange rates in effect during 1996, international net sales would have increased by an additional 7.7%. In the veterinary market, the increase in net sales was primarily due to increased account penetration with corporate accounts, improved participation in select purchasing groups, and targeted emphasis on the equine race track segment. The remaining increase in 1997 net sales was due to a 16.1% increase in the technology business, which increased by $5.0 million to $35.9 million for 1997 from $30.9 million for 1996. The increase in technology and value-added product sales was primarily due to increase in sales of Dentrix software systems and 1997 acquisitions.

     Gross profit increased by $97.6 million, or 23.6%, to $510.4 million in 1997, from $412.8 million in 1996. Gross profit margin increased by only 0.1% to 30.1% from 30.0% last year. Healthcare distribution gross profit increased by $93.3 million or 23.8% to $484.7 million in 1998, from $391.4 million in 1997. Gross profit margin increased by 0.1% to 29.2% from 29.1% last year due to sales mix. Technology gross profit increased by $4.3 million or 20.1% to $25.7 million in 1998, from $21.4 million in 1997. Gross profit margin increased 2.5% to 71.5% from 69.0% last year due to increased sales volume of higher margin software products versus lower margin hardware products.

     Selling, general and administrative expenses, excluding merger and integration costs, increased by $78.2 million, or 21.2%, to $447.8 million in 1997 from $369.6 million in 1996. Selling and shipping expenses increased by $52.7 million, or 20.4% to $311.3 million in 1997 from $258.6 million in 1996. As a percentage of net sales, selling and shipping expenses decreased 0.5% to 18.3% in 1997 from 18.8% in 1996. This decrease was primarily due to leveraging of the Company's distribution infrastructure, partially offset by incremental shipping, payroll and related costs amounting to $1.4 million resulting from the Teamsters strike against UPS in the third quarter and an increase in selling expenses. General and administrative expenses increased $25.5 million, or 23.0%, to $136.5 million in 1997 from $111.0 million in 1996, primarily as a result of purchase acquisitions. As a percentage of net sales, general and administrative expenses decreased 0.1% to 8.0% in 1997 from 8.1% in 1996.

     Other income (expense) - net decreased by $1.7 million, to $1.1 million for the year ended December 27, 1997 from $2.8 million for 1996. The decrease in Other income (expense) - net was primarily due to an increase in interest expense resulting from an increase in average borrowings partially offset by a decline in the average cost of borrowing, and a modest increase in interest income primarily due to an increase in finance charge income and imputed interest income arising from non-interest bearing extended payment term sales.

     Equity in earnings of affiliates increased $0.5 million or 31.3% to $2.1 million in 1997 from $1.6 million in 1996. This increase in earnings of affiliates was primarily due to increased sales volume and improved margins for the products sold by an unconsolidated 50%-owned company.

     For 1997 the Company's effective tax rate was 136.8%. On a pro forma basis, adjusting for assumed tax benefits arising from the losses of Meer as an S Corporation, and excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 39.7%. The difference between the effective tax rate (excluding merger and integration costs) and the Federal statutory rate relates primarily to state income taxes. For 1996, the Company's provision for taxes was $18.6 million, while the pre-tax income was $45.9 million. On a pro forma basis, adjusting for a provision for taxes on the previously untaxed earnings of Dentrix and the losses of Meer as an S Corporation, the Company's effective tax rate would have been 39.8%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes offset by tax-exempt interest on municipal securities.

Year 2000

     Management continues to conduct a company-wide program to prepare the Company's computer systems, applications and software products for the year 2000, as well as to assess the readiness for the year 2000 of critical vendors and other third parties upon which the Company relies to operate its business. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The inability of computer programs worldwide to correctly process data after December 31, 1999 can have grave consequences to governments, businesses and consumers alike.

     The Company has created a Year 2000 Task Force (the "Task Force") to assess the business risks associated with all phases of the Company's operations and to prioritize corrective actions to avoid or mitigate the consequences of each of the Company's and its critical vendors' and third parties' non-compliant systems, applications and products so as to minimize potential disruptions to our business and service to our customers. Consequently, the Task Force's efforts are divided into three main categories; (i) internal business systems and services, (ii) critical vendor and other third party businesssystems and products and services, and (iii) customer business system interfaces.

     The Company has completed an inventory of all major business systems and has made modifications to many of these business critical systems. This process is expected to continue through the third quarter of 1999 as systems continue to be modified and tested. At this time all of the Company's software products currently offered for sale are year 2000 compliant. The Company continues to work with vendors to remedy products or services considered to be at-risk with the objective to either correct any potential issues by the end of the third quarter of 1999, or seek alternative sources. The Company currently ships substantially all of its orders in the United States by United Parcel Service ("UPS"). UPS has advised the Company that their systems are year 2000 compliant, including those systems used by the Company in its distribution centers. There can be no assurance that the Company will be able to identify sufficient alternative supply sources of products and services such that disruption to the Company's business would not be material.

     The Company expects to incur internal payroll costs as well as consulting costs and other expenses related to customer and vendor relations, infrastructure, facility enhancements and software upgrades necessary to prepare the Company's products, services and systems for the year 2000. Management estimates that the cost of this program will be between $2.0 million and $3.0 million, with approximately $1.5 million representing incremental costs to the Company. This cost does not include normal upgrading of business and financial systems that would be year 2000 compliant already. Through December 26, 1998 the Company has incurred costs on this program of approximately $1.3 million, all of which have been treated as period costs and expensed as incurred.

     The statements contained in this Year 2000 Readiness Disclosure are subject to certain protection under the Year 2000 Information and Readiness Disclosure Act.

Euro Conversion

     Effective January 1, 1999, 11 of the 15 member countries of the European Union have adopted the Euro as their common legal currency. On that date, the participating countries established fixed Euro conversion rates between their existing sovereign currencies and the Euro. The Euro now trades on currency exchanges and is available for non-cash transactions. The participating countries now issue sovereign debt exclusively in Euros, and have re-denominated outstanding sovereign debt. The authority to direct monetary policy for the participating countries, including money supply and official interest rates for the euro, is now exercised by the new European Central Bank.

     In 1998 the Company established a Euro Task Force to address its information system, product and customer concerns. The Company expects to achieve timely Euro information system and product readiness, so as to conduct transactions in the Euro, in accordance with implementation schedules as they are established by the European Commission. The Company does not anticipate that the costs of the overall effort will have a material adverse impact on future results.

Inflation

     Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for transactions entered into after January 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its results of operations and financial position.

Risk Management

     The Company has operations in the United States, Canada, Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria, Spain, Australia and New Zealand. Substantially all of the Company's operations endeavor to protect its margins by using foreign currency forward contracts to hedge the estimated foreign currency payments to foreign vendors. The total U.S. dollar equivalent of all foreign currency forward contracts hedging vendor payments was $10.0 million as of the 1998 fiscal year end.

     The Company considers its investment in foreign operations to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company has experienced negative translation adjustments of approximately $0.4 million and $1.0 million in 1998 and 1997, respectively, which adjustments were reflected in the balance sheet as an adjustment to stockholders' equity. The cumulative translation adjustment at the end of 1998 showed a net negative translation adjustment of $2.1 million.

     The Company issues a Canadian catalog once a year with prices stated in Canadian dollars; however, orders are shipped from the Company's United States warehouses resulting in U.S. dollar costs for Canadian dollar sales. To minimize the exposure to fluctuations in foreign currency exchange rates, in February 1999 the Company entered into foreign currency forward contracts with a major international bank to convert part of the first quarter 1999 estimated monthly Canadian dollar receipts into U.S. dollars. Under this agreement, the Company has an obligation to sell 3.0 million Canadian dollars at predetermined fixed rates. The Company anticipates entering into new contracts in the normal course of its business.

     A balloon payment of approximately $3.4 million due to a bank under a term loan related to a Dutch acquisition came due in October 1997. The Company settled this loan by entering into a new Netherlands Guilder (NLG) loan in the amount of 6.5 million NLG. The loan serves to hedge the repayment of an intercompany loan in the same amount, denominated in NLG, due from a Dutch subsidiary. The new NLG loan calls for periodic payments and a balloon payment of 4.1 million NLG in January 2002.

     The Company had entered into two interest rate swaps with major financial institutions to exchange variable rate interest for fixed rate interest. The net result was to substitute a weighted average fixed interest rate of 7.21% for the variable LIBOR rate on $13.0 million of the Company's debt. The interest rate swaps expire in December 2003 and November 2004.


Liquidity and Capital Resources

     The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products, special inventory forward buy-in opportunities and to fund initial start-up inventory requirements for new distribution centers, (b) acquisitions, and (c) capital expenditures. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through its revolving credit facilities, a private placement loan and stock issuances.

     Net cash provided by operating activities for the year ended December 26, 1998 of $2.7 million resulted primarily from net income of $16.3 million, increased by non-cash charges relating primarily to provision for merger and integration costs (which includes the write-off and impairment of certain assets), depreciation and amortization, and allowances on accounts receivable of $13.5 million, $20.0 million, and $4.4 million, respectively, offset by a net increase in working capital of $52.4 million . The increase in working capital was primarily due to (i) a $48.9 million increase in accounts receivable resulting primarily from increased net sales and extended payment terms and a decrease in the percentage of customers who make payment with their orders, (ii) a $34.5 million increase in inventories, primarily due to year-end inventory forward buy-in opportunities and to fund initial start-up inventory requirements for new distribution centers, and (iii) a $12.1 million increase in loans and other receivables, offset in part by an increase in accounts payable and other accrued expenses of $43.1 million. The Company anticipates future increases in working capital as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the year ended December 26, 1998 of $48.7 million resulted primarily from cash used to make acquisitions of $13.8 million and capital expenditures of $33.5 million. During the past three years, the Company has invested more than $71.4 million in the development of new computer systems, and expenditures for new and existing operating facilities. In the coming year the Company expects to invest in excess of $20.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

     Net cash provided by financing activities for the year ended December 26, 1998 of $62.4 million resulted primarily from cash proceeds from borrowings of approximately $242.1 million offset primarily by debt repayments of approximately $188.7 million.

     Certain acquisitions and joint ventures, holders of minority interests in the acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

     The Company's cash and cash equivalents as of December 26, 1998 of $28.2 million consist of bank balances and investments in commercial paper rated AAA by Moody's (or an equivalent rating). These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     The Company entered into an amended revolving credit facility on August 15, 1997 that increased its main credit facility to $150.0 million and extended the facility termination date to August 15, 2002. Borrowings under the credit facility were $69.0 million at December 26, 1998. The Company also has two uncommitted bank lines totaling $30.0 million under which $0 has been borrowed at December 26, 1998. On September 25, 1998 the company completed a private placement transaction under which it issued $100.0 million in Senior Notes, the proceeds of which were used to pay down amounts owed under its revolving credit facility. Principal payments totaling $20.0 million are due annually starting September 25, 2006. The notes bear interest at a rate of 6.66% per annum. Interest is payable semi-annually. Certain of the Company's subsidiaries have credit facilities that totaled $29.6 million at December 26, 1998 under which $19.4 million had been borrowed.

     Since December 26, 1998, the Company entered into various short-term borrowing agreements with three banks, providing a total of $45.0 million of additional borrowing capacity. The proceeds of these borrowings were used to fund acquisitions and working capital needs.

     The aggregate purchase price of the acquisitions completed during 1998, including the acquisition of the minority interests of four subsidiaries, was approximately $21.1 million, payable $13.8 million in cash, $7.3 million in stock. The cash portion of the purchase price was primarily funded by existing borrowing lines. The acquisitions of GIV and the Heiland Group, completed subsequent to the fiscal year end, were payable primarily in cash ($113.5 million) which was funded by the Company's revolving credit agreement and various short-term borrowings entered into since December 26, 1998.

     The Company believes that its cash and cash equivalents of $28.2 million as of December 26, 1998, its ability to access public debt and equity markets and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.



ITEM  7A.  Market Risks

     The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

     The value of the U.S. dollar effects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Where the Company deems it to be prudent, it engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. From time to time, the Company purchases short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated revenue of the Company's international subsidiaries.

     As of December 26, 1998, the Company has outstanding foreign currency forward contracts aggregating $10.0 million related to debt and the purchase and sale of merchandise. The contracts hedge against currency fluctuations of Spanish Pesetas ($0.6 million), Deutsch Mark ($0.7 million), British Pounds ($7.7 million) and Australian dollars ($1.0 million). The contracts expire at various dates through November 1999. At December 26, 1998, the Company had net deferred gains from foreign currency forward contracts of $0.2 million.

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which the Company sells products and services or a weakening exchange rate against currencies in which the Company incurs costs, the Company's revenues or costs are adversely affected.

ITEM  8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS



HENRY SCHEIN, INC. AND SUBSIDIARIES                                                              Page Number
                                                                                                 -----------
Reports of Independent Certified Public Accountants......................................             34
Consolidated Financial Statements:
   Balance Sheets as of December 26, 1998 and December 27, 1997..........................             37
   Statements of Operations and Comprehensive Income for the years ended
     December 26, 1998, December 27, 1997 and December 28, 1996  ........................             38
   Statements of Stockholders' Equity for the years ended December 26, 1998,
     December 27, 1997 and December 28, 1996 ............................................             39
   Statements of Cash Flows for the years ended December 26, 1998,
     December 27, 1997 and December 28, 1996 ............................................             40
   Notes to Consolidated Financial Statements ...........................................             41
Schedule, years ended December 26, 1998, December 27, 1997 and December 28, 1996
Report of Independent Certified Public Accountants ......................................             70
   II - Valuation and Qualifying Accounts ...............................................             71

   All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Henry Schein, Inc.
Melville, New York

     We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. and Subsidiaries as of December 26, 1998 and December 27, 1997, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 26, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1996 consolidated financial statements of Micro Bio-Medics, Inc., which statements reflect total revenues of $150,143,000 for the year ended November 30, 1996, or the 1996 financial statements of Sullivan Dental Products, Inc. which statements reflect total revenues of $241,583,000 for the year ended December 31, 1996. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiaries, is based solely on the reports of the other auditors.

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

     In our opinion, based on our audits and the reports of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. and Subsidiaries at December 26, 1998 and December 27, 1997, and the results of their operations and comprehensive income and their cash flows for each of the three years in the period ended December 26, 1998 in conformity with generally accepted accounting principles.




BDO SEIDMAN, LLP


New York, New York
February 26, 1999

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Micro Bio-Medics, Inc.
Pelham Manor, New York

     We have audited the consolidated statements of income, cash flows and changes in stockholders' equity of Micro Bio-Medics, Inc. and Subsidiaries for the year ended November 30, 1996, not presented separately herein. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements of Micro Bio-Medics, Inc. and Subsidiaries referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended November 30, 1996, in conformity with generally accepted accounting principles.


MILLER, ELLIN & COMPANY
CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
February 12, 1997

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Sullivan Dental Products, Inc.
West Allis, Wisconsin

     We have audited the statements of income, stockholders' equity and cash flows of Sullivan Dental Products, Inc. for the year ended December 31, 1996, not presented separately herein. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such financial statements of Sullivan Dental Products, Inc. present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP




Milwaukee, Wisconsin
February 18, 1997

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             December 26,             December 27,
                                                                                 1998                     1997
                                                                             ------------             ------------
                                                                                                      (restated)

ASSETS
Current assets:
   Cash and cash equivalents................................                   $ 28,222                $ 11,813
   Accounts receivable, less reserves of $20,136 and $14,922
      respectively..........................................                    338,121                 284,727
   Inventories..............................................                    270,008                 228,005
   Deferred income taxes....................................                     14,532                  13,323
   Prepaid expenses and other...............................                     53,646                  41,128
                                                                               --------                --------
          Total current assets..............................                    704,529                 578,996
Property and equipment, net.................................                     67,646                  63,155
Goodwill and other intangibles, net ........................                    148,428                 130,847
Investments and other.......................................                     41,437                  30,948
                                                                               --------                --------
                                                                               $962,040                $803,946
                                                                               ========                ========
LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:
   Accounts payable.........................................                   $169,860                $137,992
   Bank credit lines........................................                     19,372                  32,173
   Accruals:
      Salaries and related expenses.........................                     29,675                  25,021
      Merger and integration costs..........................                     21,992                  17,056
      Other.................................................                     50,404                  42,194
   Current maturities of long-term debt.....................                      9,634                  11,644
                                                                               --------                --------
          Total current liabilities.........................                    300,937                 266,080
Long-term debt..............................................                    180,445                 104,868
Other liabilities...........................................                     11,720                   6,550
                                                                               --------                --------
          Total liabilities.................................                    493,102                 377,498
                                                                               --------                --------
Minority interest...........................................                      5,904                   2,225
                                                                               --------                --------
Commitments and contingencies
Stockholders' equity:
   Common stock, $.01 par value, authorized 120,000,000 and
      60,000,000, respectively, issued: 40,250,936 and
      38,120,572, respectively..............................                        402                     381
   Additional paid-in capital...............................                    348,119                 328,644
   Retained earnings .......................................                    119,064                  99,588
   Treasury stock, at cost, 62,479 shares ..................                     (1,156)                 (1,156)
   Accumulated comprehensive income...................                           (2,057)                 (1,609)
   Deferred compensation....................................                     (1,338)                 (1,625)
                                                                               --------                --------
          Total stockholders' equity........................                    463,034                 424,223
                                                                               --------                --------
                                                                               $962,040                $803,946
                                                                               ========                ========


          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)

                                                                        Years Ended
                                                        --------------------------------------------
                                                        December 26,    December 27,    December 28,
                                                            1998           1997            1996
                                                        ------------    -----------     ------------
                                                                        (restated)      (restated)
Net sales......................................         $1,921,685      $1,698,496      $1,374,343
Cost of sales..................................          1,319,861       1,188,098         961,588
                                                        ----------      ----------      ----------
   Gross profit................................            601,824         510,398         412,755
Operating expenses:
   Selling, general and administrative.........            505,628         447,789         369,642
   Merger and integration costs................             56,666          50,779              --
                                                        ----------      ----------      ----------
      Operating income ........................             39,530          11,830          43,113
Other income (expense):
   Interest income.............................              6,964           7,353           7,139
   Interest expense ...........................            (12,050)         (7,643)         (5,487)
   Other-net...................................              1,570           1,375           1,177
                                                        ----------      ----------      ----------
      Income before taxes on income, minority
          interest and equity in earnings of
          affiliates...........................             36,014          12,915          45,942
Taxes on income  ..............................             20,325          17,670          18,606
Minority interest in net income (loss) of
   subsidiaries................................                145            (430)            246
Equity in earnings of affiliates...............                783           2,141           1,595
                                                        ----------      ----------      ----------
Net income (loss)..............................         $   16,327      $   (2,184)     $   28,685
                                                        ==========      ==========      ==========

Net income (loss)..............................         $   16,327      $   (2,184)     $   28,685

Other comprehensive income (loss):
   Foreign currency translation adjustment.....               (448)           (973)           (461)
                                                        ----------      ----------      ----------
Other comprehensive income (loss)..............         $   15,879      $   (3,157)     $   28,224
                                                        ==========      ==========      ==========
Net income (loss) per common share:
   Basic ......................................         $     0.42      $    (0.06)     $     0.85
                                                        ==========      ==========      ==========
   Diluted.....................................         $     0.39      $    (0.06)     $     0.81
                                                        ==========      ==========      ==========
Weighted average common shares outstanding:
   Basic.......................................             39,305          37,531          33,714
   Diluted.....................................             41,549          37,531          35,202
Pro forma:
   Historical net income (loss)................         $   16,327      $   (2,184)     $   28,685
   Pro forma adjustment:
      Elimination of deferred tax benefit
        arising from conversion of an
        acquisition from S Corporation to a
        C Corporation..........................             (2,000)             --              --
      Income tax (expense) benefit related to
        acquired S Corporation.................               (579)            406             338
                                                        ----------      ----------      ----------
   Pro forma net income (loss).................         $   13,748      $   (1,778)     $   29,023
                                                        ==========      ==========      ==========
   Pro forma net income per common share:
      Basic....................................         $     0.35      $    (0.05)     $     0.86
                                                        ==========      ==========      ==========
      Diluted..................................         $     0.33      $    (0.05)     $     0.82
                                                        ==========      ==========      ==========
   Weighted average shares outstanding:
      Basic ...................................             39,305          37,531          33,714
      Diluted..................................             41,549          37,531          35,202


          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (in thousands, except share data)

                                                                           Common Stock
                                                                          $.01 Par Value              Additional
                                                                 --------------------------------      Paid-in        Retained
                                                                     Shares              Amount        Capital        Earnings
                                                                 ---------------       ----------    ------------  ------------
Balance, December 30, 1995, as previously reported ........        28,673,267           $  286         $167,437      $ 62,751
Adjustment for pooled company .............................         2,561,949               26              174        10,643
                                                                   ----------           ------        ---------      --------
Balance, December 30, 1995, as restated....................        31,235,216              312          167,611        73,394
Net income.................................................               ---              ---              ---        28,685
Dividends paid by pooled companies ........................               ---              ---              ---        (5,801)
Shares issued for acquisitions.............................           820,930               10           16,246           ---
Shares issued in follow-on offering........................         3,734,375               37          124,070           ---
Shares issued to ESOP trust................................            24,210              ---              820           ---
Purchase of treasury stock (27,455 shares).................               ---              ---              ---           ---
Shares reacquired from a prior year's acquisition
  (13,000 shares)..........................................               ---              ---              ---           ---
Foreign currency translation adjustment....................               ---              ---              ---           ---
Shares issued by pooled company............................           240,017                2            2,597           ---
Shares issued for stock options and warrants, including
  tax benefit..............................................           448,518                4            4,030           ---
Shares issued for conversion of debentures.................           116,250                1            1,397           ---
                                                                   ----------           ------        ---------      --------
Balance, December 28, 1996.................................        36,619,516              366          316,771        96,278
Retained earnings of three companies acquired under the
  pooling of interests method, deemed not material in the
  aggregate................................................               ---              ---              ---         5,899
Adjustment to change the fiscal year end of three companies
  acquired under the pooling of interests method...........               ---              ---              ---         2,037
Net loss...................................................               ---              ---              ---        (2,184)
Dividends paid by pooled companies ........................               ---              ---              ---        (2,442)
Shares issued for acquisitions.............................           906,401                9            2,945           ---
Issuance of restricted stock...............................            44,846              ---              ---           ---
Treasury shares issued for acquisitions (246,960 shares)...               ---              ---              ---           ---
Purchase of treasury stock (30,507 shares).................               ---              ---              ---           ---
Shares reacquired from a prior year's acquisition
  (2,339 shares)...........................................               ---              ---              ---           ---
Treasury shares retired....................................            (5,644)             ---              (95)          ---
Foreign currency translation adjustment....................               ---              ---             -- -           ---
Shares issued by pooled company............................           171,714                1            2,875           ---
Shares issued to ESOP trust................................            44,122              ---            1,150           ---
Shares issued for stock options, including tax benefit.....           339,617                5            4,998           ---
                                                                   ----------           ------         --------      --------
Balance, December 27, 1997.................................        38,120,572              381          328,644        99,588
Retained earnings of three companies acquired under the
  pooling of interests method, deemed not material in the
  aggregate................................................               ---              ---              ---         5,161
Net income.................................................               ---              ---              ---        16,327
Dividends paid by pooled companies ........................               ---              ---              ---        (2,012)
Shares issued for acquisitions.............................         1,124,469               11            2,110           ---
Shares issued to ESOP trust................................            34,720              ---            1,311           ---
Amortization of restricted stock...........................               ---              ---              ---           ---
Foreign currency translation adjustment....................               ---              ---              ---           ---
Shares issued for stock options and warrants, including tax
  benefit...................................................          971,175               10           16,054           ---
                                                                   ----------           ------         --------      --------
Balance, December 26, 1998.................................        40,250,936           $  402         $348,119      $119,064
                                                                   ==========           ======         ========      ========



                                                                                       Accumulat-
                                                                                       ed              Deferred          Total
                                                                       Treasury        comprehen-       Compen-      Stockholders'
                                                                         Stock         sive income      sation           Equity
                                                                     -----------     -------------   -----------   ---------------
Balance, December 30, 1995, as previously reported ........            $(3,101)          $  (175)      $   ---         $227,198
Adjustment for pooled company .............................                ---               ---           ---           10,843
                                                                      --------           -------       -------         --------
Balance, December 30, 1995, as restated....................             (3,101)             (175)          ---          238,041
Net income.................................................                ---               ---           ---           28,685
Dividends paid by pooled companies ........................                ---               ---           ---           (5,801)
Shares issued for acquisitions.............................                ---               ---           ---           16,256
Shares issued in follow-on offering........................                ---               ---           ---          124,107
Shares  issued to ESOP trust...............................                ---               ---           ---              820
Purchase of treasury stock (27,455 shares).................               (628)              ---           ---             (628)
Shares reacquired from a prior year's acquisition
  (13,000 shares)..........................................               (173)              ---           ---             (173)
Foreign currency translation adjustment....................                ---              (461)          ---             (461)
Shares issued by pooled company............................                ---               ---           ---            2,599
Shares issued for stock options and warrants, including
  tax benefit..............................................                ---               ---           ---            4,034
Shares issued for conversion of debentures.................                ---               ---           ---            1,398
                                                                      --------           -------       -------         --------
Balance, December 28, 1996.................................             (3,902)             (636)          ---          408,877
Retained earnings of three companies acquired under the
  pooling of interests method, deemed not material in the
  aggregate................................................                ---               ---           ---            5,899
Adjustment to change the fiscal year end of three companies
  acquired under the pooling of interests method...........                ---               ---           ---            2,037
Net loss...................................................                ---               ---           ---           (2,184)
Dividends paid by pooled companies ........................                ---               ---           ---           (2,442)
Shares issued for acquisitions.............................                ---               ---           ---            2,954
Issuance of restricted stock...............................                ---               ---        (1,625)          (1,625)
Treasury shares issued for acquisitions (246,960 shares)...              3,303               ---           ---            3,303
Purchase of treasury stock (30,507 shares).................               (618)              ---           ---             (618)
Shares reacquired from a prior year's acquisition
  (2,339 shares)...........................................                (34)              ---           ---              (34)
Treasury shares retired....................................                 95               ---           ---              ---
Foreign currency translation adjustment....................                ---              (973)          ---             (973)
Shares issued by pooled company............................                ---               ---           ---            2,876
Shares issued to ESOP trust................................                ---               ---           ---            1,150
Shares issued for stock options, including tax benefit.....                ---               ---           ---            5,003
                                                                      --------           -------       -------         --------
Balance, December 27, 1997.................................             (1,156)           (1,609)       (1,625)         424,223
Retained earnings of three companies acquired under the
  pooling of interests method, deemed not material in the
  aggregate................................................                ---               ---           ---            5,161
Net income.................................................                ---               ---           ---           16,327
Dividends paid by pooled companies ........................                ---               ---           ---           (2,012)
Shares issued for acquisitions.............................                ---               ---           ---            2,121
Shares issued to ESOP trust................................                ---               ---           ---            1,311
Amortization of restricted stock...........................                ---               ---           287              287
Foreign currency translation adjustment....................                ---             (448)           ---             (448)
Shares issued for stock options and warrants, including tax
  benefit...................................................               ---               ---           ---           16,064
                                                                      --------           -------       -------         --------
Balance, December 26, 1998.................................           $ (1,156)          $(2,057)      $(1,338)        $463,034
                                                                      ========           =======       =======         ========


          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                        Years Ended
                                                                         --------------------------------------------
                                                                         December 26,     December 27,   December 28,
                                                                             1998             1997           1996
                                                                         ------------     ------------   ------------
                                                                                          (Restated)     (Restated)
Cash flows from operating activities:
Net income (loss).............................................         $   16,327          $   (2,184)      $ 28,685
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
   Depreciation and amortization..............................             19,984              15,730         12,644
   Provision for losses and allowances on accounts
           receivable.........................................              4,379               3,857          2,225
   Stock issued to ESOP trust.................................              1,311               1,150            820
   Provision (benefit) for deferred income taxes..............                185              (3,920)         2,884
   Write-off of equipment and intangibles.....................             13,500               8,600             --
   Undistributed earnings of affiliates.......................               (783)             (2,141)        (1,595)
   Minority interest in net income (loss) of subsidiaries.....                145                (430)           246
   Other......................................................                178                 221           (614)
 Changes in assets and liabilities:
      Increase in accounts receivable.........................            (48,947)            (50,711)       (52,680)
      Increase in inventories.................................            (34,533)            (19,939)       (18,633)
      Increase in other current assets........................            (12,143)             (5,241)        (7,791)
      Increase in accounts payable and accruals...............             43,090              13,139         18,805
                                                                       ----------          ----------       --------
Net cash provided by (used in) operating activities...........              2,693             (41,869)       (15,004)
                                                                       ----------          ----------       --------
Cash flows from investing activities:
   Capital expenditures.......................................           (33,521)             (21,862)       (15,980)
   Business acquisitions, net of cash acquired................           (13,883)             (42,267)       (32,222)
   Proceeds from sale of fixed assets.........................             8,121                   --            ---
   Other......................................................            (9,416)              (6,173)        (6,342)
                                                                       ----------          ----------       --------
Net cash used in investing activities.........................           (48,699)             (70,302)       (54,544)
                                                                       ----------          ----------       --------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt...................            129,717              19,040          1,154
   Principal payments on long-term debt.......................            (49,192)            (14,795)        (5,291)
   Proceeds from issuance of stock............................             10,956               5,306        130,731
   Proceeds from borrowings from banks........................            112,344              73,582          6,060
   Purchase of treasury stock.................................                 --                (618)          (628)
   Payments on borrowings from banks..........................           (139,503)             (1,177)       (23,378)
   Distributions to stockholders..............................             (2,012)             (2,442)        (4,632)
   Other......................................................                105                (730)          (525)
                                                                       ----------          ----------       --------
Net cash provided by financing activities.....................             62,415              78,166        103,491
                                                                       ----------          ----------       --------
Net increase (decrease) in cash and cash equivalents..........             16,409             (34,005)        33,943
Cash and cash equivalents, beginning of year..................             11,813              45,818         11,875
                                                                       ----------          ----------       --------
Cash and cash equivalents, end of year........................         $   28,222          $   11,813       $ 45,818
                                                                       ==========          ==========       ========


          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (in thousands, except share data)



NOTE 1--SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Henry Schein, Inc. and all of its wholly-owned and majority-owned subsidiaries (the "Company"). Investments in unconsolidated affiliates which are greater than 20% and less than or equal to 50% owned are accounted for under the equity method. All material intercompany accounts and transactions are eliminated in consolidation. The financial statements include adjustments to give retroactive effect to the acquisitions of Dentrix Dental Systems, Inc. ("Dentrix"), effective February 28, 1997, Micro Bio-Medics, Inc. ("MBMI"), effective August 1, 1997, Sullivan Dental Products, Inc. ("Sullivan"), effective November 12, 1997 and the H. Meer Dental Supply Co. ("Meer"), effective August 14, 1998, which were accounted for under the pooling of interests method of accounting.

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

Fiscal Year

     The Company reports its operations on a 52-53 week basis ending on the last Saturday of December. Fiscal years ended December 26, 1998, December 27, 1997 and December 28, 1996 all consisted of 52 weeks. The accounts of (i) Meer, (ii) MBMI and (iii) Sullivan and Dentrix, have been consolidated on a basis with years-ended of; (i) September 27, (ii) November 30, and (iii) December 31, respectively, for periods through December 28, 1996. Meer, MBMI and Dentrix adopted the Company's fiscal year end starting in 1997. Sullivan adopted the Company's fiscal year end starting in 1998.

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

                        (in thousands, except share data)


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment and Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

                                                                Years
                                                                -----
        Buildings and improvements........................        40
        Machinery and warehouse equipment.................      5 - 10
        Furniture, fixtures and other.....................      3 - 10
        Computer equipment and software...................      5 - 8

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

Foreign Currency Translation and Transactions

     The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings, except for certain hedging transactions (see below).

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

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because certain of the underlying instruments are at variable rates which are repriced frequently. The remaining portion of long-term debt approximates fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.

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


Long-Lived Assets

     Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with certain recent acquisitions, the Company has determined that certain long-lived assets have been impaired (see Note 6).

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES  (Continued)

Earnings Per Share

     Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

Comprehensive Income

     Comprehensive income refers to revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments.

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities. FAS 133 is effective for transactions entered into after January 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its results of operations and financial position.


NOTE 2--EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):


                                                                           Years Ended
                                                   --------------------------------------------------------------
                                                     December 26,           December 27,          December 28,
                                                         1998                   1997                  1996
                                                   -----------------      -----------------     -----------------
     Basic.......................................        39,305                 37,531                33,714
     Effect of assumed conversion of
         employee stock options..................         2,244                     --                 1,488
                                                         ------                 ------                ------
     Diluted .....................................       41,549                 37,531                35,202
                                                         ======                 ======                ======


     Options to purchase approximately 772,000 shares of common stock at exercise prices ranging from $39.88 to $46.00 per share were outstanding during a portion of 1998 but were not included in the computation of diluted earnings per share because they are anti- dilutive. These options expire through 2008. Options to purchase approximately 4,135,000 shares of common stock at exercise prices ranging from $4.21 to $36.18 per share were outstanding during portions of 1997 and were not included in the computation of diluted earnings per share because they are anti-dilutive.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 3--PROPERTY AND EQUIPMENT--NET

     Major classes of property and equipment consist of the following:


                                                 December 26,      December 27,
                                                     1998              1997
                                                 ------------      ------------
Land.........................................      $   795           $ 1,654
Buildings and leasehold improvements.........       25,626            29,088
Machinery and warehouse equipment............       26,102            33,657
Furniture, fixtures and other................       22,362            22,845
Computer equipment and software..............       46,517            39,218
                                                   -------           -------
                                                   121,402           126,462
Less accumulated depreciation and
  amortization...............................       53,756            63,307
                                                   -------           -------
Net property and equipment...................      $67,646           $63,155
                                                   =======           =======


     Equipment held under capital leases amounted to approximately $1,195 and $2,510 as of December 26, 1998 and December 27, 1997, respectively (see Note 14(b)).


NOTE 4--GOODWILL AND OTHER INTANGIBLES--NET

     Goodwill and other intangibles consist of the following:


                                                 December 26,      December 27,
                                                     1998              1997
                                                 ------------      ------------
Goodwill.....................................     $155,976          $129,724
Other........................................       10,575            12,034
                                                  --------          --------
                                                   166,551           141,758
Less accumulated amortization................       18,123            10,911
                                                  --------          --------
                                                  $148,428          $130,847
                                                  ========          ========

     Goodwill represents the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired. During 1998, the increase in goodwill was primarily due to six acquisitions, including the acquisition of the minority interests of four subsidiaries, which totaled approximately $10,637 and additional purchase price consideration of approximately $9,152 for five prior year acquisitions. Other intangibles include covenants not to compete, computer programming costs, customer lists and deferred acquisition costs. In connection with certain recent acquisitions, the Company has determined that the goodwill of certain prior acquisitions has been impaired (see Note 6).

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 5--INVESTMENTS AND OTHER

      Investments and other consist of:

                                                  December 26,      December 27,
                                                      1998              1997
                                                  ------------      ------------
Investments in unconsolidated affiliates........    $12,856           $13,048
Long-term receivables (see Note 10 (b)).........     16,599             8,203
Other...........................................     11,982             9,697
                                                    -------           -------
                                                    $41,437           $30,948
                                                    =======           =======

     The Company's investments are predominately 50% owned unconsolidated affiliates consisting of various companies involved in the health care distribution business and HS Pharmaceutical, Inc., which manufactures and distributes generic pharmaceuticals. As of December 26, 1998, the Company's investments in unconsolidated affiliates were $3,393 more than the Company's proportionate share of the underlying equity of these affiliates. This amount, which has been treated as goodwill, is being amortized over 30 years and charged to equity in the operating results of these companies. As of December 26, 1998, approximately $9,556 of the Company's retained earnings represented undistributed earnings of affiliates. Combined financial data for substantially all of these companies are as follows:


                                                  December 26,      December 27,
                                                      1998              1997
                                                  ------------      ------------
Current assets............................          $51,683           $39,688
Total assets..............................           76,238            56,239
Liabilities...............................           57,356            35,753
Stockholders equity.......................           18,882            20,486

                                                                    Years Ended
                                                 ------------------------------------------------
                                                  December 26,      December 27,     December 28,
                                                      1998              1997             1996
                                                 ------------       ------------     ------------
Net sales.................................         $114,788           $98,954          $103,169
Operating income..........................            2,589             7,303             7,044
Net income................................              541             4,841             3,755

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 6--BUSINESS ACQUISITIONS

     The Company has completed the acquisition of 49 healthcare distribution and technology businesses between 1996 and 1998, the most significant of which were; the H. Meer Dental Supply Co., Inc, ("Meer") a distributor of consumable dental supplies and equipment with sales and service centers located throughout the United States, Sullivan Dental Products, Inc. ("Sullivan"), a distributor of consumable dental supplies and dental equipment through 52 sales and service centers located throughout the United States, Micro Bio-Medics, Inc. ("MBMI"), a distributor of medical supplies to physicians and hospitals as well as to other healthcare professionals nationwide, and Dentrix Dental Systems, Inc. ("Dentrix"), a leading provider of clinically-based dental practice management systems, in merger transactions accounted for as poolings of interests. Pursuant to the respective merger agreements, which were completed on August 14, 1998, November 12, 1997, August 1, 1997 and February 28, 1997, the Company issued approximately 2,974,000, 7,594,900, 3,231,400 and 1,070,000 shares of its Common
Stock with aggregate market values (on their respective closing dates) of approximately $132,700, $266,800, $122,800 and $29,400, respectively and assumed and exchanged all options to purchase Sullivan and MBMI stock for options to purchase 1,192,000 and 1,117,000, respectively of the Company's Common Stock. Meer had net sales and a net loss of approximately $180,000 and $1,200, in 1997, respectively. Prior to its acquisition by the Company, Meer elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income or loss of Meer was attributable to its shareholders. Upon its acquisition, Meer will be taxed as a regular corporation. Pro forma adjustments have been made to the restated statement of operations to reflect the income tax provisions and recoveries that would have been provided for had Meer been subject to income taxes in prior years.

     Additionally, during 1998 the Company acquired four other businesses with aggregate net sales for 1997 of approximately $85,000, three of which were accounted for under the pooling of interests method, with the remaining acquisition of a 50.1% ownership interest being accounted for under the purchase method of accounting. The total amount of cash paid (for the purchased businesses) and the value of the Company's Common Stock issued in connection with three of these acquisitions was approximately $6,800 and approximately $18,400, respectively. In connection with one of the dental supply company acquisitions, the Company issued shares of a subsidiary, with rights equivalent to those of the Company's Common Stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, and had an aggregate value of approximately $24,000.

     The 1998 financial statements have been restated to give retroactive effect for the acquisition of Meer and the 1997 financial statements were restated for three of the 1997 pooling transactions (Sullivan, MBMI and Dentrix). The remaining pooling transactions entered into during 1998 and 1997 were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred.

     During 1997 the Company acquired 21 other businesses with aggregate net sales for 1996 of approximately $157,000, three of which were accounted for under the pooling of interests method, with the remainder being accounted for under the purchase method of accounting (fifteen for 100% ownership interests and three for majority ownership interests). The total amount of cash paid and promissory notes issued, and the value of the Company's Common Stock issued in connection with these acquisitions was $40,798 and $34,000, respectively.

     During 1996, the Company acquired twelve dental and four medical companies, a veterinary supply distributor and three international dental companies, with aggregate net sales in their last fiscal year ends of approximately $104,000, all of which were accounted for under the purchase method of accounting. Of these, eighteen were for majority ownership (100% in twelve of the transactions).

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 6--BUSINESS ACQUISITIONS (Continued)

     The total amount of cash paid and promissory notes issued for the 1996 acquisitions was approximately $33,105. The Company also issued 818,591 shares of common stock valued at approximately $16,200 in 1996 in connection with five of these acquisitions. Operations of these businesses have been included in the consolidated financial statements from their respective acquisition dates. No single 1996 acquisition was material.

     During 1997, pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company exercised their option to sell their shares in the subsidiary to the Company. The value of the shares put to the Company was approximately $11,800, of which approximately $3,200 was paid for in cash, with the remainder payable over two years in equal annual installments.

     The Company has incurred certain direct costs in connection with the aforementioned acquisitions accounted for under the pooling of interests method and the integration of these and certain other acquired businesses into the Company's infrastructure. These costs, which have been classified as merger and integration costs are as follows:

                                                                 Years ended
                                                   ------------------------------------------
                                                     December 26,            December 27,
                                                         1998                    1997
                                                   -----------------        -----------------
Direct transaction costs (1)....................        $7,100                  $13,300
                                                        ------                  -------
Integration costs:
     Costs associated with the closure
       of distribution centers (2)..............        15,400                    7,100
     Long-lived asset write-off and
       impairment (3)...........................        13,500                    8,600
     Severance and other direct costs...........        12,366                    9,879
     Signing bonuses (4)........................         8,300                   11,900
                                                       -------                  -------
         Total integration costs................        49,566                   37,479
                                                       -------                  -------
Total merger and integration costs..............       $56,666                  $50,779
                                                       =======                  =======

------------------
1.   Primarily investment banking and professional fees.

2.   Primarily rent and consulting fees.

3. Consists of write-offs of duplicate management information systems, other assets and goodwill of $3,724 in 1998 (primarily associated with the consolidation of the dental business under one national infrastructure) and $4,000 in 1997 (primarily associated with the consolidation of the medical business under one national infrastructure).

4. Signing bonuses and stay pay packages to sales force and certain senior management directly related to the mergers.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


Note 6--Business Acquisitions (Condtinued)

     Additional charges are expected to be recorded in subsequent reporting periods, as the operations are integrated. Estimated merger and integration costs accrued at December 27, 1997 were not in excess of actual amounts incurred. Amounts accrued at December 26, 1998 consist primarily of severance, stay-bonuses and rent, which will be paid during 1999.

     The summarized unaudited pro forma results of operations set forth below for 1998 and 1997 assume the acquisitions, which were accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.

                                                                                        Years Ended
                                                                      --------------------------------------------
                                                                        December 26,               December 27,
                                                                            1998                       1997
                                                                      ----------------           -----------------
Net sales.......................................................            $1,954,574                  $1,836,641
Net income (loss) (1)...........................................            $   16,264                  $  (1,984)
Net income (loss) per common share:
     Basic .....................................................            $     0.41                  $   (0.05)
     Diluted ...................................................            $     0.39                  $   (0.05)
Pro forma net income (loss), reflecting adjustment for income tax expense (recovered) on previously untaxed earnings
  (losses) of Meer .............................................            $   13,685                  $  (1,516)
Pro forma net income (loss) per common share:
     Basic......................................................            $     0.35                  $   (0.04)
     Diluted ...................................................            $     0.33                  $   (0.04)

------------
(1) Includes merger and integration costs of approximately $56,666 and the related tax benefit of $12,591 in 1998 and $50,779 and related tax benefit of $8,021 in 1997, respectively.


     Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because the pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)



NOTE 6--BUSINESS ACQUISITIONS (Continued)

     Net sales, net income (loss) and pro forma net income for the Company and Meer and on a combined basis for the years ended 1997 and 1996 were as follows:


                                                          Years Ended
                                                 ------------------------------
                                                 December 27,      December 28,
                                                     1997              1996
                                                 ------------      -----------
     Net sales:
             HSI, as previously reported          $1,518,123       $1,231,848
             Meer                                    180,373          142,495
                                                  ----------       ----------
             Combined                             $1,698,496       $1,374,343
                                                  ==========       ==========
     Net income (loss):
             HSI, as previously reported             $(1,012)         $32,767
             Meer                                     (1,172)          (4,082)
                                                     -------          -------
             Combined                                $(2,184)         $28,685
                                                     =======          =======
     Pro forma net income(loss):
             HSI, as previously reported             $(1,012)         $31,570
             Meer(1)                                    (766)          (2,547)
                                                     -------          -------
             Combined                                $(1,778)         $29,023
                                                     =======          =======

-----------
(1) Reflects adjustment for benefit arising from previously untaxed losses of an S Corporation.


     Additionally on December 28, 1998 and on December 31, 1998, the Company acquired (a) the Heiland Holding, GmbH, (the "Heiland Group") a leading direct marketer of healthcare supplies, headquartered in Hamburg, Germany for approximately $84,000, and (b) General Injectibles and Vaccines, Inc. ("GIV"), a leading independent direct marketer of vaccines and other injectibles to office based practitioners in the United States for approximately $53,500, both of which will be accounted for under the purchase method of accounting. In 1998, Heiland and GIV had net sales of approximately $130,000 and $120,000, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 7--BANK CREDIT LINES

     At December 26, 1998, certain subsidiaries of the Company had available various bank credit lines totaling approximately $28,107 expiring through November 1999. Borrowings of $19,372 under these credit lines at interest rates ranging from 4.1% to 8.2% were collateralized by accounts receivable, inventory and property and equipment of the subsidiaries with an aggregate net book value of $35,172 at December 26, 1998. Since December 26, 1998, the Company entered into various short-term borrowing agreements with three banks, providing a total of $45,000 of additional borrowing capacity. The proceeds of these borrowings were used to fund acquisitions and working capital needs.



NOTE 8--LONG-TERM  DEBT

     Long-term debt consists of:


                                                                     December 26,        December 27,
                                                                         1998                1997
                                                                     ------------        ------------
Private Placement Loan (a).....................................        $100,000             $    --
Borrowings under Revolving Credit Agreement (b)                          68,969              76,152
Notes payable for business acquisitions (c)....................           6,937              11,552
Notes payable to banks, interest variable (8.25% at
   December 26, 1998), payable in quarterly installments
   ranging from $16 to $34 through 2004, secured by
   inventory and accounts receivable in the amount of
   $31,065.....................................................           4,050               3,925
Note payable to bank (d).......................................              --              12,825
Mortgage payable to bank in quarterly installments of $13,
   interest at 5.0% through November 2013, collateralized by
   a building with a net book value of $1,383..................             806                 814
Various notes and loans payable with interest, in varying
   installments through 2006, uncollateralized.................           6,886               9,378
Capital lease obligations in various installments through
   fiscal 2006; interest at 6.5% to 10.5% or varies with
   prime rate..................................................           2,431               1,866
                                                                       --------            --------
Total..........................................................         190,079             116,512
Less current maturities........................................           9,634              11,644
                                                                       --------            --------
Total long-term debt...........................................        $180,445            $104,868
                                                                       ========            ========

(a) Private Placement Loan

     On September 25, 1998 the Company completed a private placement transaction under which it issued $100,000 in Senior Notes, the proceeds of which were used to pay down amounts owed under its revolving credit facility. Principal payments totaling $20,000 are due annually starting September 25, 2006. The notes bear interest at a rate of 6.66% per annum. Interest is payable semi-annually.

(b) Revolving Credit Agreement

     On August 15, 1997, the Company entered into an amended revolving credit agreement which, among other things, increased the maximum available borrowings to $150,000 from $100,000 and extended the term of the agreement to August 15, 2002. The interest rate on any borrowings under the agreement is based on prime or LIBOR or Pound Sterling LIBOR as defined in the agreement, which were 7.75%, 7.44%, and 5.25%, respectively, at December 26, 1998. The borrowings outstanding at December 26, 1998 were at

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 8--LONG-TERM  DEBT (Continued)

interest rates ranging from 4.1% to 7.8%. The agreement provides for a sliding scale fee ranging from 0.1% to 0.3%, based upon certain financial ratios, on any unused portion of the commitment. The agreement also provides, among other things, that HSI will maintain, on a consolidated basis, as defined, a minimum tangible net worth, current, cash flow, and interest coverage ratios, a maximum leverage ratio, and contains restrictions relating to annual dividends in excess of $500, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, capital expenditures, certain changes in ownership and employee and shareholder loans.


(c) Notes Payable for Business Acquisitions

     In May 1997, a subsidiary of the Company entered into a term loan for $8,299 to acquire the remaining minority interests of a foreign subsidiary. In 1998, the company repaid $4,478 and the remainder is payable upon demand. The loan is denominated in British Pounds, and interest is payable quarterly at 5.5%.

     A balloon payment of approximately $3,400 due to a bank under a term loan related to a Dutch acquisition came due in October 1997. The Company settled this loan by entering into a new Netherlands Guilder (NLG) loan in the amount of 6,500 NLG. Principal is payable in semi-annual installments of 300 NLG through January 2002, with a final balloon payment of 4,100 NLG on January 31, 2002. Interest is payable quarterly at a rate of 5.28% per annum, plus a margin. The agreement also provides for the same financial covenants and restrictions as the revolving credit agreement. The loan serves to hedge the repayment of an intercompany loan in the same amount, denominated in NLG, due from a Dutch subsidiary.


(d) Notes payable to bank

     On October 6, 1997 a subsidiary of the Company entered into an unsecured line-of-credit agreement which allowed the subsidiary to borrow up to $25,000 through October 2002. Any borrowings bore interest at prime or the Eurodollar-based rate, elected at the time of each advance. This note was repaid in full in August, 1998.

     As of December 26, 1998, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 1999 - $9,634; 2000 - $3,058; 2001 - $2,364; 2002 - $73,468; 2003 - $451.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 9--TAXES ON INCOME

    Taxes on income are based on income before taxes on income, minority interest and equity in earnings of affiliates as follows:

                                                                                 Years Ended
                                                           ------------------------------------------------------
                                                            December 26,        December 27,         December 28,
                                                                1998                1997                 1996
                                                            ------------        ------------         ------------
        Domestic.......................................        $31,959             $10,785              $43,699
        Foreign........................................          4,055               2,130                2,243
                                                               -------             -------              -------
        Total..........................................        $36,014             $12,915              $45,942
                                                               =======             =======              =======


    The provision for taxes on income was as follows:

                                                                                Years Ended
                                                            -----------------------------------------------------
                                                            December 26,        December 27,         December 28,
                                                                1998                1997                 1996
                                                            ------------        ------------         ------------
        Current tax expense:
           U.S. Federal...........................             $15,339             $18,019              $12,476
           State and local........................              31,959               2,455                2,551
           Foreign................................               4,055               1,116                  695
                                                               -------             -------              -------
        Total current.............................              20,140              21,590               15,722
                                                               -------             -------              -------
        Deferred tax expense (benefit):
           U.S. Federal...........................                 657              (3,954)               1,984
           State and local........................                 304                 (78)                 747
           Foreign................................                (776)                112                  153
                                                               -------             -------              -------
        Total deferred............................                 185              (3,920)               2,884
                                                               -------             -------              -------
        Total provision...........................             $20,325             $17,670              $18,606
                                                               =======             =======              =======


                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 9--TAXES ON INCOME (Continued)

     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                    December 26,    December 27,
                                                        1998            1997
                                                    ------------    ------------

Current deferred tax assets:
   Inventory, premium coupon redemptions
      and accounts receivable valuation
           allowances..............................     $ 6,645       $ 4,145
   Uniform capitalization adjustments to
          inventories..............................       2,613         2,838
   Other accrued liabilities.......................       5,274         6,340
                                                        -------       -------
Total current deferred tax asset ..................      14,532        13,323
                                                        -------       -------
Non-current deferred tax asset (liability):
   Property and equipment..........................      (3,581)       (2,591)
   Provision for other long-term liabilities.......      (2,721)       (1,573)
   Net operating loss carryforward.................          91           175
   Net operating losses of foreign subsidiaries....       2,482         2,375
                                                        -------       -------
Total non-current deferred tax liability...........      (3,729)       (1,614)
   Valuation allowance for non-current deferred
          tax assets...............................      (2,549)       (2,421)
                                                        -------       -------
Net non-current deferred tax liabilities...........      (6,278)       (4,035)
                                                        -------       -------
Net deferred tax asset.............................     $ 8,254       $ 9,288
                                                        =======       =======

     The net deferred tax asset is realizable as the Company has sufficient taxable income in prior years to realize the tax benefit for deductible temporary differences. The non-current deferred liability is included in Other liabilities on the Consolidated Balance Sheets.

     At December 26, 1998, the Company has net operating loss carryforwards for Federal income tax purposes of $229 which are available to offset future Federal taxable income through 2009. Foreign net operating losses totaled $7,700 at December 26, 1998. Such losses can be utilized against future foreign income. The losses expire between 1999 and 2003, with $2,000 expiring in 1999.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 9--TAXES ON INCOME  (Continued)

     The tax provisions differ from the amount computed using the Federal statutory income tax rate as follows:

                                                                      Years Ended
                                                     ----------------------------------------------
                                                     December 26,     December 27,     December 28,
                                                         1998             1997              1996
                                                     ------------     ------------     ------------
Provision at Federal statutory rate................     $12,741         $ 4,877          $17,508
State income taxes, net of Federal income tax
  effect...........................................       1,109           1,630            2,555
Net foreign and domestic losses for which no
  tax benefits are available.......................         386             167              ---
Foreign income taxed at other than the Federal
  statutory rate...................................          17              (2)             (55)
Deferred tax benefit arising from termination of S
  Corporation election of an acquired company......      (2,000)
Tax effect of S Corporation........................        (579)            406              303
Non-deductible merger and integration costs........       8,814          10,752              ---
Tax exempt interest................................         ---             ---             (237)
Other..............................................        (163)           (160)          (1,468)
                                                        -------         -------          -------
Income tax provision ..............................     $20,325         $17,670          $18,606
                                                        =======         =======          =======


     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 26, 1998, the cumulative amount of reinvested earnings was approximately $6,317.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 10--FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

(a) Financial Instruments

     To reduce its exposure to fluctuations in foreign currencies and interest rates, the Company is party to foreign currency forward contracts and interest rate swaps with major financial institutions.

     While the Company is exposed to credit loss in the event of nonperformance by the counter parties of these contracts, the Company does not anticipate nonperformance by the counter parties. The Company does not require collateral or other security to support these financial instruments.

     As of December 26, 1998, the Company has outstanding foreign currency forward contracts aggregating $10,028 related to debt and the purchase and sale of merchandise. The contracts hedge against currency fluctuations of Spanish Pesetas ($630), Deutsche Mark ($673), British Pounds ($7,712), Italian Lira ($14) and Australian dollars ($999). The contracts expire at various dates through November 1999. At December 26, 1998, the Company had net deferred gains from foreign currency forward contracts of $181.

     As of December 26, 1998, HSI had $13,000 outstanding in interest rate swaps. These swaps are used to convert floating rate debt relating to the Company's Revolving Credit Agreement, to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 7.2% for the variable LIBOR rate on $13,000 of the Company's debt. The swaps expire in December 2003 and November 2004. Under the interest rate environment during the year ended December 26, 1998, the net fair value of the Company's interest rate swap agreements resulted in a recognized loss of $232.

(b) Concentrations of Credit Risk

     Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and short-term cash investments. The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across different types of healthcare professionals and geographic areas. The Company maintains an allowance for losses based on the expected collectability of all receivables. Included in Accounts receivable and Long-term receivables at December 26, 1998 and December 27, 1997 is $10,791 and $10,967, and $0 and $18,355, respectively, related to Easy Dental(Registered) Plus software sales with non-interest bearing extended payment terms. Total unamortized discounts at December 26, 1998 and December 27, 1997 amounted to $293 and $843 based on an imputed interest rate of 7.75% and 8.5%, respectively. Included in interest income for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 was approximately $737, $1,216 and $998, respectively, of imputed interest relating to these non-interest bearing extended payment term receivables.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 11--SEGMENT AND GEOGRAPHIC DATA

     During 1998, The Company adopted Statement of Financial Accounting Standards No. 131 ("FAS 131"), Disclosures about Segments of an Enterprise and Related Information. FAS 131 supersedes FAS 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments.

     The Company has two reportable segments: healthcare distribution and technology. The healthcare distribution segment which is comprised of the Company's dental, medical, veterinary and international business groups, distributes healthcare products (primarily consumable) and services to office based healthcare practitioners and professionals in the combined North American, European and the Pacific Rim markets. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the North American market.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

     The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following table presents information about the Company's business segments:

                                    December 26,    December 27,    December 28,
                                       1998            1997            1996
                                    ------------    ------------    ------------

Net Sales:
Healthcare distribution(1):
 Dental                            $1,083,994        $999,456        $819,721
 Medical                              515,728         441,015         341,329
 Veterinary                            48,307          40,843          35,329
 International(2)                     230,999         181,239         146,999
                                   ----------      ----------      ----------
  Total healthcare distribution     1,879,028       1,662,553       1,343,378
 Technology(3)                         42,657          35,943          30,965
                                   ----------      ----------      ----------
                                   $1,921,685      $1,698,496      $1,374,343
                                   ==========      ==========      ==========

--------------------------------
(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products diagnostic test, infection control and vitamins.
(2) Consists of products sold in Dental, Medical and Veterinary groups in the European and Pacific Rim markets.
(3) Consists of practice management software, financial products and other value added products.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 11--SEGMENT AND GEOGRAPHIC DATA (Continued)

                                                           December 26,    December 27,    December 28,
                                                              1998            1997            1996
                                                           ------------    ------------    ------------
Operating income:

    Healthcare distribution (includes merger and
        integration costs of $55,688, $43,911 and $0,
        respectively) ...................................    $ 24,183        $  4,970        $ 43,991

    Technology (includes merger and integration costs of
        $978, $6,868 and $0, respectively). .............      15,347           6,860            (878)
                                                             --------        --------        --------

Total ...................................................    $ 39,530        $ 11,830        $ 43,113
                                                             ========        ========        ========

Interest Income:

    Healthcare distribution ............................     $  6,157        $  6,011        $  5,923

    Technology .........................................        1,373           1,417           1,216
                                                             --------        --------        --------

Total ..................................................     $  7,530        $  7,428        $  7,139
                                                             ========        ========        ========
Interest Expense:

    Healthcare distribution ............................     $ 12,585        $  7,632        $  5,359

    Technology .........................................           72              86             128
                                                             --------        --------        --------

Total ..................................................     $ 12,657        $  7,718        $  5,487
                                                             ========        ========        ========
Total Assets:

    Healthcare distribution ............................     $935,573        $769,258        $647,290

    Technology .........................................       42,371          41,844          21,258
                                                             --------        --------        --------

Total ..................................................     $977,944        $811,102        $668,548
                                                             ========        ========        ========

Depreciation and Amortization:

    Healthcare distribution ............................     $ 19,341        $ 15,071        $ 10,633

    Technology .........................................          643             659           2,011
                                                             --------        --------        --------

Total ..................................................     $ 19,984        $ 15,730        $ 12,644
                                                             ========        ========        ========

Capital Expenditures:

    Healthcare distribution ............................     $ 32,664        $ 21,514        $ 14,927

    Technology .........................................          857             348           1,053
                                                             --------        --------        --------

Total ..................................................     $ 33,521        $ 21,862        $ 15,980
                                                             ========        ========        ========

The following table reconciles segment totals to consolidated totals:

                                                           December 26,    December 27,    December 28,
                                                              1998             1997             1996
                                                           ------------    ------------    ------------
Total Assets:

    Total assets for reportable segments ...............     $977,944        $811,102        $668,548

    Receivables due from healthcare
      distribution segment .............................     (15,904)         (7,156)           (309)
                                                             --------        --------        --------

    Consolidated total assets ..........................     $962,040        $803,946        $668,239
                                                             ========        ========        ========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)

NOTE 11--SEGMENT AND GEOGRAPHIC DATA (Continued)

Interest Income

    Total interest income for reportable segments.....       $  7,530       $   7,428        $  7,139

    Interest on receivables due from healthcare
        distribution segment..........................           (566)            (75)             --
                                                             --------        --------        --------

    Total consolidated interest income.................      $  6,964        $  7,353        $  7,139
                                                             ========        ========        ========
Interest Expense

    Total interest expense for reportable segments....       $ 12,657        $  7,718        $  5,487

Interest on payables due from healthcare
        distribution segment..........................            (41)             --              --

    Interest on payable due to technology segment.....           (566)            (75)             --
                                                             --------        --------        --------

    Total consolidated interest expense...............       $ 12,050        $  7,643        $  5,487
                                                             ========        ========        ========

        The following table presents information about the Company by geographic area. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of United States export sales.

                                    December 26, 1998               December 27, 1997               December 28, 1996
                                ---------------------------      ---------------------------    --------------------------

                                  Net            Long-Lived        Net           Long-Lived       Net           Long-Lived
                                 Sales             Assets         Sales            Assets        Sales            Assets
                                --------         ----------      --------        ----------     --------        ----------

North America..............  $1,710,968          $174,917       $1,533,096        $163,418     $1,238,349        $115,382

Europe.....................     200,066            34,021          165,400          30,584        135,994          14,579

Pacific Rim................      10,651             7,136             --              --             --              --
                             ----------          --------       ----------        --------     ----------        --------

TOTAL                        $1,921,685          $216,074       $1,698,496        $194,002     $1,374,343        $129,961
                             ==========          ========       ==========        ========     ==========        ========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)






NOTE 12--EMPLOYEE BENEFIT PLANS

(a) Stock Compensation Plan

     The Company established the 1994 Stock Option Plan for the benefit of certain employees. As amended in May 1998, pursuant to this plan the Company may issue up to approximately 3,930,000 shares of its Common Stock. The Plan provides for two classes of options: Class A options and Class B options. A maximum of 237,897 shares of common stock may be covered by Class A options. Both incentive and non-qualified stock options may be issued under the Plan.

     In 1995, Class A options to acquire 237,897 common shares were issued to certain executive management at an exercise price of $4.21 per share, substantially all of which became exercisable upon the closing of the initial public offering. The exercise price of all Class B options issued has been equal to the market price on the date of grant and accordingly no compensation cost has been recognized. Substantially all Class B options become exercisable ratably over three years from the date of issuance. The Class A and Class B options are exercisable up to the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

     On May 8, 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Option Plan, under which the Company may grant options to each director who is not also an officer or employee of the Company, for up to 50,000 shares of the Company's Common Stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During 1998, 1997 and 1996, 3,000, 2,000 and 10,000 options, respectively were granted to certain non-employee directors at exercise prices which were equal to the market price on the date of grant.

     Additionally, in 1997 as a result of the Company's acquisition of Sullivan and MBMI, the Company assumed their respective stock option plans (the "Assumed Plans"). Options granted under the Assumed Plans are exercisable for up to ten years from the date of grant at prices not less than the fair market value of the respective acquirees' common stock at the date of grant, on a converted basis.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 12--EMPLOYEE BENEFIT PLANS (Continued)

     A summary of the status of the Company's two fixed stock option plans and the Assumed Plans, and the related transactions for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 is presented below:

                                                     1998                          1997                           1996
                                             -----------------------       -----------------------       ------------------------
                                                            Weighted                      Weighted                       Weighted
                                                            Average                       Average                        Average
                                                            Exercise                      Exercise                       Exercise
                                             Shares          Price         Shares          Price         Shares           Price
                                             ------         --------       ------         --------       ------          --------
Outstanding at beginning of year......     4,134,577         $18.19      2,713,255        $11.68       2,394,582         $10.44
Granted...............................     1,339,362          39.01      1,758,918         27.45         409,595          18.58
Exercised.............................      (971,175)         10.95       (279,363)        12.60         (40,895)          8.72
Forfeited.............................       (68,591)         30,80        (58,233)        23.25         (50,027)         11.31
                                            --------                     ---------                     ---------
Outstanding at end of year............     4,434,173         $25.89      4,134,577        $18.19       2,713,255         $11.68
                                           =========                     =========                     =========
Options exercisable at year-end.......     2,725,828         $19.63      2,755,010        $13.24       2,248,505         $ 7.06
Weighted-average fair value of options
    granted during the year...........                       $17.17                       $17.68                         $12.64

     The following table summarizes information about stock options outstanding at December 26, 1998:

                                               Options Outstanding                                   Options Exercisable
                             ---------------------------------------------------------        ----------------------------------

                                                 Weighted Average          Weighted                                  Weighted
    Range of Exercise           Number               Remaining              Average              Number              Average
         Prices              Outstanding         Contractual Life       Exercise Price        Exercisable         Exercise Price
    -----------------        -----------         ----------------       --------------        -----------         --------------

$ 4.21 to 16.00..........     1,339,898                 5.4                 $11.19            1,331,462               $11.19
$16.13 to 27.50..........     1,091,416                 7.9                  22.44              829,013                21.78
$29.00 to 46.00..........     2,002,859                 8.8                  37.62              565,353                36.38
                              ---------                                                       ---------
                              4,434,173                 7.2                 $25.89            2,725,828               $19.63

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company and its acquired subsidiaries had accounted for its employee stock options under the fair value method of SFAS 123. The weighted average fair value of options granted during 1998, 1997 and 1996 was $17.17, $17.68 and $12.64, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1996, risk-free interest rates of 6%; volatility factor of the expected market price of the Company's Common Stock of 30%; and a weighted-average expected life of the option of 10 years. The same assumptions were used for 1998 and 1997 except for the risk-free interest rate, which was assumed to be 5.5%.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 12--EMPLOYEE BENEFIT PLANS (Continued)

     Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 26, 1998, December 27, 1997 and December 28, 1996 would have been adjusted to the pro forma amounts indicated below:

                                                                            1998         1997         1996
                                                                           ------      ---------     -------
Net income (loss).....................................................     $9,615      $(15,014)     $26,019
Net income (loss) per common share:
        Basic.........................................................     $ 0.24      $  (0.40)     $  0.77
        Diluted.......................................................     $ 0.23      $  (0.40)     $  0.74

Net income (loss), reflecting special adjustments(1)                       $7,036      $(14,608)     $26,357
Net income (loss) per common share to reflect special adjustments(1):
        Basic ........................................................     $ 0.18      $  (0.39)     $  0.78
        Diluted ......................................................     $ 0.17      $  (0.39)     $  0.75


(1) Special adjustments include adjustments for income tax provisions and benefits on previously untaxed operating results of Dentrix and losses of Meer.



(b) Profit Sharing Plans

     Prior to April 1, 1998, the Company had qualified contributory and noncontributory 401(k) and profit sharing plans, respectively, for eligible employees. Contributions to the plans were determined by the Board of Directors and charged to operations during 1998, 1997 and 1996 amounted to $6,033, $5,300 and $4,024, respectively. As of April 1, 1998 the Company's profit sharing plan was merged into its 401(k) plan. Assets of the profit sharing plan are now held in self-directed accounts within the 401(k) plan.


(c) Employee Stock Ownership Plan (ESOP)

     In 1994, the Company established an ESOP and a related trust as a benefit for substantially all of its domestic employees. This plan supplemented the Company's Profit Sharing Plan. Charges to operations related to this plan were $1,400, $1,226 and $1,151 for 1998, 1997 and 1996, respectively. Under this plan, the Company issued 34,720 and 44,122 shares of the Company's Common Stock to the trust in 1998 and 1997 to satisfy the 1997 and 1996 contribution. The Company expects to fund the 1998 contribution in 1999 with shares of the Company's Common Stock. As of April 1, 1998 the Company's ESOP was mergered into its 401(k) plan. Shares of the Company's Common Stock are held in trust by the 401(k) plan.

(d) Supplemental Executive Retirement Plan

     In 1994, the Company instituted a non-qualified supplemental executive retirement plan for eligible employees. Contributions, as determined by the Board of Directors and charged to operations, were $283, $112 and $84 for 1998, 1997 and 1996, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 13--COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

     The Company leases facilities and equipment under noncancelable operating leases expiring through 2011. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     Future minimum annual rental payments under the noncancelable leases at December 26, 1998 are as follows:


        1999........................................     $ 19,403
        2000........................................       17,253
        2001........................................       14,209
        2002........................................       12,091
        2003........................................       10,875
        Thereafter..................................       42,176
                                                         --------
        Total minimum lease payments................     $116,007
                                                         ========

     Total rental expense for 1998, 1997 and 1996 was $19,130, $19,537, and $16,472, respectively.


(b) Capital Leases

     The Company leases certain equipment under capital leases. The following is a schedule by years of approximate future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at December 26, 1998.


        1999...................................................  $1,188
        2000...................................................     723
        2001...................................................     317
        2002...................................................     109
        2003...................................................     102
        Thereafter.............................................     212
                                                                 ------
        Total minimum lease payments ..........................   2,651
        Less: Amount representing interest at 6.5% to 9%.......     220
                                                                 ------
                                                                 $2,431
                                                                 ======

(c) Litigation

     The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 26, 1998, the Company was named a defendant in thirty-four such cases. Of the thirty-four product liability claims, twenty-eight involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 13--COMMITMENTS AND CONTINGENCIES (Continued)

withheld indemnification of the Company pending product identification, however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant.

     In addition, the Company is subject to other claims, suits and complaints, which arise in the course of the Company's business. The Company, and two of its subsidiaries, are defendants in a complaint which requests the court to grant class action certification, alleges, among other things, negligence and breach of contract involving the sale of software products under the Easy Dental(Registered) name.

     The Company has various insurance policies, including product liability insurance covering risks and in amounts it considers adequate. In many cases the Company is provided by indemnification by the manufacturer of the product. There can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. The Company intends to vigorously defend all such claims, suits and complaints. In the opinion of the Company, all such pending matters are covered by insurance or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.


(d) Employment, Consulting and Noncompete Agreements

     The Company has employment, consulting and noncompete agreements expiring through 2004 (except for a lifetime consulting agreement with a principal stockholder which provides for initial compensation of $283 per year, increasing $25 every fifth year beginning in 2002). The agreements provide for varying base aggregate annual payments of approximately $9,503 per year which decrease periodically to approximately $2,546 per year. In addition, some agreements have provisions for incentive and additional compensation.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 14--SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes amounted to the following:


                                                    Years Ended
                                    -------------------------------------------

                                    December 26,    December 27,   December 28,
                                       1998            1997           1996
                                    ------------    ------------   ------------
Interest..........................    $10,047          $ 8,354        $ 5,710
Income taxes......................    $15,420          $13,055        $14,791


     In conjunction with business acquisitions, the Company used cash as follows:


                                                    Years Ended
                                    -------------------------------------------

                                    December 26,    December 27,   December 28,
                                       1998            1997           1996
                                    ------------    ------------   ------------
Fair value of assets acquired,
  excluding cash..................    $22,725          $74,035        $62,149
Less liabilities assumed and
  created upon acquisition........      8,842           31,768         29,927
                                      -------          -------        -------
Net cash paid.....................    $13,883          $42,267        $32,222
                                      =======          =======        =======

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                        (in thousands, except share data)


NOTE 15--QUARTERLY INFORMATION (Unaudited)

     The following presents certain unaudited quarterly financial data. The amounts differ from the amounts previously reported during 1998 and 1997 in the Company's Quarterly Reports on Form 10-Q as a result of the restatement of the financial statements to give retroactive effect to the results of the companies acquired during 1998 and 1997 in business combinations accounted for under the pooling of interests method of accounting and includes pro forma tax adjustments relating to Meer.

                                                                       Quarters Ended
                                            --------------------------------------------------------------------

                                            March 28          June 27,         September 26,        December 26,
                                              1998              1998               1998                 1998
                                            --------          --------         -------------        ------------
Net sales..............................     $450,342          $475,992           $492,631             $502,717
Gross profit...........................      136,707           149,583            153,698              161,835
Operating income ......................       10,937            14,312              4,828                9,453
Net income (loss)......................        6,113             7,822              2,306                   86
Net income (loss) per share:
    Basic  ............................     $   0.16           $  0.20           $   0.06             $   0.00
    Diluted ...........................     $   0.15           $  0.19           $   0.06             $   0.00

                                                                       Quarters Ended
                                            --------------------------------------------------------------------

                                            March 29,         June 28,         September 27,        December 27,
                                              1997              1997               1997                 1997
                                            --------          --------         -------------        ------------

Net sales..............................     $381,681          $419,440           $439,309             $458,066
Gross profit...........................      114,674           125,068            128,878              141,778
Operating income (loss)................        6,901            13,815             (2,587)              (6,299)
Net income (loss)......................        3,064             8,448             (7,636)              (6,060)
Net income (loss) per share:
    Basic  ............................     $   0.08          $   0.23           $  (0.20)            $  (0.16)
    Diluted ...........................     $   0.08          $   0.22           $  (0.20)            $  (0.16)


     The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, the release of software enhancements, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions. Diluted earnings per share calculations for each quarter include the effect of stock options, when dilutive to the quarter's average number of shares outstanding for each period, and the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

     During the fourth quarter of 1998, the Company incurred incremental costs totaling approximately $400 and reduced earnings from an affiliate totaling approximately $1,300, net of taxes, due to a voluntary recall of anesthetic products produced by an affiliated company which is accounted for under the equity method.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.



                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" in the Company's definitive 1999 Proxy Statement to be filed pursuant to Regulation 14A is incorporated herein by reference.

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

ITEM 13. Certain Relationships and Related Transactions

     The information required by this item is hereby incorporated by reference from the Company's definitive 1999 Proxy Statement to be filed pursuant to Regulation 14A.


                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1. Financial Statements
         The Consolidated Financial Statements of the Company filed as a part of this report are listed on the index on page 34.

      2. Financial Statement Schedules

      3. Exhibits
         The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

(b)   Reports on Form 8-K

      During the fourth quarter of 1998, the Company filed the following two Current reports on Form 8-K:

     Current Report on Form 8-K dated November 24, 1998 relating to the Company's acquisition of all of the common stock of Meer in a transaction accounted for under the pooling of interest method of accounting. The report filed restated Selected Financial Data, Management's Discussion and analysis of Financial Condition and Results of Operations and financial statements and related exhibits included in the Company's Amended Annual Report on Form 10-K/A for the fiscal year ended December 27, 1997.

Current Report on Form 8-K dated November 30, 1998 reporting the Company's issuance of rights to purchase one-tenth of a share of common stock for each outstanding share of common stock, payable to the holders of record on December 14, 1998, pursuant to the Rights Agreement dated as of November 30, 1998 between the Company and Continental Stock Transfer & Trust Company, as rights agent.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 16, 1999.

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

         Signature                           Capacity                                 Date
         ---------                           --------                                 ----
/s/ STANLEY M. BERGMAN           Chairman, Chief Executive Officer, and          March 16, 1999
----------------------------       President (principal executive officer)
Stanley M. Bergman


/s/ STEVEN PALADINO              Senior Vice President, Chief Financial          March 16, 1999
----------------------------       Officer and Director (principal financial
Steven Paladino                    and accounting officer)


/s/ JAMES P. BRESLAWSKI          Director                                        March 16, 1999
----------------------------
James P. Breslawski


/s/ GERALD A. BENJAMIN           Director                                        March 16, 1999
----------------------------
Gerald A. Benjamin


/s/ LEONARD A. DAVID             Director                                        March 16, 1999
----------------------------
Leonard A. David


/s/ MARK E. MLOTEK               Director                                        March 16, 1999
----------------------------
Mark E. Mlotek


/s/ BARRY ALPERIN                Director                                        March 16, 1999
----------------------------
Barry Alperin


/s/ PAMELA JOSEPH                Director                                        March 16, 1999
----------------------------
Pamela Joseph


/s/ DONALD J. KABAT              Director                                        March 16, 1999
----------------------------
Donald J. Kabat


/s/ MARVIN SCHEIN                Director                                        March 16, 1999
----------------------------
Marvin H. Schein


/s/ IRVING SHAFRAN               Director                                        March 16, 1999
----------------------------
Irving Shafran


/s/ BRUCE J. HABER               Director                                        March 16, 1999
----------------------------
Bruce J. Haber

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Henry Schein, Inc.
Melville, New York



The audits referred to in our report dated February 26, 1999 relating to the consolidated financial statements of Henry Schein, Inc. and subsidiaries, which is contained in Item 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.




BDO SEIDMAN, LLP


February 26, 1999
New York, New York

                               HENRY SCHEIN, INC.

                                   Schedule II
                        Valuation and Qualifying Accounts

               Column A                     Column B         Column C         Column D         Column E
               --------                     --------         --------         --------         --------
                                                                Add
                                             Balance         --------
                                                at           Charged to                         Balance
                                            beginning        costs and                         at end of
              Description                   of period         expenses        Deductions         period
              -----------                   ---------        ----------       ----------       ---------
Year ended December 27, 1997
  Allowance for doubtful
    accounts...........................      $ 6,692           $4,321          $(1,544)         $ 9,469
  Other accounts receivable
    allowances(1)......................        3,443            2,010              ---            5,453
                                             -------           ------          -------          -------
                                             $10,135           $6,331          $(1,544)         $14,922
                                             =======           ======          =======          =======


Year ended December 26, 1998
  Allowance for doubtful
    accounts...........................      $ 9,469           $4,326          $  (588)         $13,207
  Other accounts receivable
    allowances(1)......................        5,453            2,955           (1,479)           6,929
                                             -------           ------          -------          -------


                                             $14,922           $7,281          $(2,067)         $20,136
                                             =======           ======          =======          =======

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

3.1               Form of Amended and Restated Articles of Incorporation
3.2               Form of Amended and Restated By-laws.
3.3               Amendment dated November 12, 1997 to Amended and Restated Articles of Incorporation.
3.4               Amendments to Amended and Restated By-laws adopted July 15, 1997
                  (filed as Exhibit 3.2 to the Company's  Registration Statement on Form
                  S-4, Commission File No. 333-3601).
9.1               Voting Trust Agreement dated September 30, 1994, as amended, among the
                  Company, the Estate of Jacob M. Schein, the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein, the Trust established by Pamela
                  Joseph under Trust Agreement dated February 9, 1994, the Trust established by Martin Sperber under Trust Agreement dated September 19,
                  1994, management stockholders and Stanley M. Bergman, as voting trustee
9.2               Agreements dated December 27, 1994 among the Company, various executive officers and Stanley M. Bergman, as voting trustee
9.3               Agreements dated as of May 1, 1995 among the Company, various executive officers and Stanley M. Bergman, as voting trustee
10.1              Amended and Restated HSI Agreement (the "HSI Agreement"), effective as of February 16, 1994, among the Company, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated September
                  9, 1994, the Charitable Trust established by Marvin H. Schein under Trust
                  Agreement dated September 12, 1994, the Estate of Jacob M. Schein, the
                  Trusts established by Articles Third and Fourth of the Will of Jacob M.
                  Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Martin Sperber under
                  Trust Agreement dated September 19, 1994, the Trust established by
                  Stanley M. Bergman under Trust Agreement dated September 15, 1994,
                  Pamela Schein, Pamela Joseph, Martin Sperber, Stanley M. Bergman,
                  Steven Paladino and James P. Breslawski (collectively, the "HSI Parties")
10.2              HSI Registration Rights Agreement dated September 30, 1994, among the
                  Company, Pamela Schein, the Trust established by Pamela Joseph under
                  Trust Agreement dated February 9, 1994, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December
                  31, 1993, the Trust established by Marvin H. Schein under Trust
                  Agreement dated September 19, 1994, the Charitable Trust established by
                  Marvin H. Schein under Trust Agreement dated September 12, 1994,
                  Martin Sperber, the Trust established by Martin Sperber under Trust
                  Agreement dated September 19, 1994, Stanley M. Bergman and the Trust established by Stanley M. Bergman under Trust Agreement dated
                  September 15, 1994
10.3              Letter Agreement dated September 30, 1994 to the Company from Marvin
                  H. Schein, Pamela Joseph and Pamela Schein
10.4              Release to the HSI Agreement dated September 30, 1994





Exhibit No.             Description                                                                       Page No.
-----------             -----------                                                                       --------
10.5              Separation Agreement dated as of September 30, 1994 by and between the
                  Company, Schein Pharmaceutical, Inc. and Schein Holdings, Inc.
10.6              Restructuring Agreement dated September 30, 1994 among Schein
                  Holdings, Inc., the Company, the Estate of Jacob M. Schein, Marvin H.
                  Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under
                  Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994,
                  Pamela Schein, Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994; the Trusts under Articles
                  Third and Fourth of the Will of Jacob M. Schein; Stanley M. Bergman, the
                  Trust established by Stanley M. Bergman under Trust Agreement dated
                  September 15, 1994, Martin Sperber, the Trust established by Martin
                  Sperber under Trust Agreement dated December 31, 1993, and the Trust established by Martin Sperber under Trust Agreement dated September 19,
                  1994
10.7              Agreement and Plan of Corporate Separation and Reorganization dated as of September 30, 1994 among Schein Holdings, Inc., the Company, the
                  Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by
                  Marvin H. Schein under Trust Agreement dated December 31, 1993, the
                  Trust established by Marvin H. Schein under Trust Agreement dated
                  September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, the
                  Trust established Article Fourth of the Will of Jacob M. Schein for the
                  benefit of Pamela Schein and her issue under Trust Agreement dated
                  September 29, 1994, Pamela Joseph, the Trust established by Pamela
                  Joseph under Trust Agreement dated February 9, 1994, the Trust established by Pamela Joseph under Trust Agreement dated September 28,
                  1994 and the Trusts under Articles Third and Fourth of the Will of Jacob
                  M. Schein
10.8              Henry Schein, Inc. 1994 Stock Option Plan, as amended and restated
                  effective as of July 1, 1995**
10.9              Henry Schein, Inc. Amendment and Restatement of the Supplemental
                  Executive Retirement Plan**
10.11             Consulting Agreement dated September 30, 1994 between the Company and Marvin H. Schein**
10.12             Employment Agreement dated as of January 1, 1992 between the Company and Stanley M. Bergman**
10.13             Amended and Restated Stock Issuance Agreement dated as of December
                  24, 1992 between the Company and Stanley M. Bergman**
10.14             Stock Issuance Agreements dated December 27, 1994 between the
                  Company and various executive officers**





Exhibit No.             Description                                                                       Page No.
-----------             -----------                                                                       --------
10.79             Form of Henry Schein, Inc. Non-Employee Director Stock Option Plan**
10.94             Agreement and the Plan of Merger, dated as of August 3, 1997 by and among the
                  Company, HSI Acquisition Corp and Sullivan Dental Products, Inc. (Exhibit 2.1 to the
                  Company's Registration Statement on Form S-4 (Commission File No. 333-3601)).
10.95             Amendments to the Company's 1994 Stock Option Plan effective as of July 15, 1997+.
10.96             Revolving Credit Agreement (the "Credit Agreement") dated as of January 31, 1997 among the Company, The Chase Manhattan Bank, Fleet Bank, N.A., Cooperatieve Centrale
                  Raiffeisen Boerenleenbank, B.A., "Rabobank Nederland", New York Branch and European
                  American Bank (previously Exhibit 10.20 to the Company's Registration Statement on
                  Form S-1 (Commission File No. 33-96528)).
10.97             Employment Agreement, dated March 7, 1997, between Bruce J. Haber and the Company
                  (Incorporated by reference to the Company's Registration Statemetn on Form S-4
                  (Regitration No. 333-30615)).
10.98             Termination of Employment Agreement, dated March 7, 1997, as revised, between Bruce
                  J. Haber and the Company (filed as Exhibit 10.92 to the Company's Registration Statement
                  on Form S-4 (Registration No. 333-30615)).
10.99             Agreement and Plan of Merger among the Company, HS Acquisition, Inc., Roane-Barker,
                  Inc. and Ralph L. Falls, Jr. dated as of May 23, 1997, as amended by letters dated June 24,
                  1997 and June 25, 1997 (filed as Exhibit 10.94 to the Company's Registration Statement on
                  Form S-4 (Registration No. 333-30615)).
10.100            Employment Agreement, dated as of August 3, 1997, by and between Robert J. Sullivan and the Company (filed as Exhibit 10.96 to the Company's Registration Statement on Form S-4
                  (Commission File No. 333-36081)).
10.101            Amendment No. 2 and Supplement to Revolving Credit Agreement, dated August 15, 1997
                  (filed as Exhibit 10.104 to the Company's Registration Statement on Form S-4
                  (Commission File No. 333-36081)).
10.102            Amendment dated as of June 30, 1997 to Credit Agreement (filed as Exhibit 10.103 to the
                  Company's Registration Statement on Form S-4 (Commission File No. 333-36081)).
10.103            Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and the Company +.
10.104            Amendment dated as of June 30, 1997 to Credit Agreement (filed as Exhibit 10.103 to the
                  Company's Registration Statement on Form S-4 (Commission File No. 333-36081)).
10.105            Henry Schein, Inc. Senior Executive Group 1998 Performance Incentive Plan Summary+**
10.106            Stock Purchase Agreement by and among the Company, New River Management Company, L.L.C.,
                  Chiron Corporation and Biological & Popular Culture, Inc., dated as of December 8, 1998
                  (filed as Exhibit 2.1 to the Company's current report on Form 8-K dated December 31, 1998).
10.107            Amendment No. 1, dated as of December 30, 1998, to the Stock Purchase Agreement by and
                  among the Company, New River Management Company, L.L.C., Chiron Corporation and Biological
                  & Popular Culture, Inc., dated as of December 30, 1998.
10.108            Form of Employment Agreement/Change in Control Agreement executed by Stanley M. Bergman,
                  Steven Paladino, James P. Breslawski, Gerald A. Benjamin, Leonard A. David, Mark E.
                  Mlotek, Michael Zack and James W. Stahly.+**
10.109            Rights Agreement, dated as of November 30, 1998, between Henry Schein, Inc. and Continental
                  Stock Transfer and Trust Co. (filed as the exhibit to the Company's Current Report on Form
                  8-K, dated November 30, 1998).
27.1              Financial Data Schedules - Year-ended December 26, 1998+

+  Filed herewith
** Indicates management contract or compensatory plan or arrangement.