Form 10-Q
period 1999-03-27
SCHEIN HENRY INC
filed 1999-05-11
CIK 1000228

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

                       For the period ended March 27, 1999

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

                         Telephone Number (516) 843-5500
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X   No
                                              --     --

As of May 6, 1999, there were 40,539,192 shares of the Registrant's Common Stock outstanding.
--------------------------------------------------------------------------------

                              HENRY SCHEIN, INC.

                                    INDEX

                        PART I. FINANCIAL INFORMATION
                                                                Page No.
                                                                --------

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
             March 27, 1999 and December 26, 1998................   3

          Consolidated Statements of Operations
             Three months ended March 27, 1999 and March 28, 1998   4

          Consolidated Statements of Cash Flows
             Three months ended March 27, 1999 and March 28, 1998   5

          Notes to Consolidated Financial Statements ............   6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations ................  11

Item 3.   Quantitative and Qualitative Disclosures About
             Market Risk ........................................  15

                        PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K ......................  17

          Signature .............................................  18

PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                March 27,    December 26,
                                                                                  1999          1998
                                                                                  ----          ----
                                                                              (unaudited)
    ASSETS
Current assets:
    Cash and cash equivalents .............................................   $    13,326    $    28,222
    Accounts receivable, less reserves of $19,992 and $20,136, respectively       357,260        338,121
    Inventories ...........................................................       294,439        270,008
    Deferred income taxes .................................................        16,336         14,532
    Prepaid expenses and other ............................................        54,455         53,646
                                                                              -----------    -----------
        Total current assets ..............................................       735,816        704,529
Property and equipment, net of accumulated depreciation and amortization of
     $57,485 and $53,756, respectively ....................................        71,316         67,646
Goodwill and other intangibles, net of accumulated amortization of $21,169
     and $18,123, respectively ............................................       285,011        148,428
Investments and other .....................................................        47,872         41,437
                                                                              -----------    -----------
                                                                              $ 1,140,015    $   962,040
                                                                              ===========    ===========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................................   $   175,214    $   169,860
    Bank credit lines .....................................................        38,704         19,372
    Accruals:
       Salaries and related expenses ......................................        29,611         29,675
       Merger and integration costs .......................................        10,065         21,992
       Other ..............................................................        64,383         50,404
    Current maturities of long-term debt ..................................         6,412          9,634
                                                                              -----------    -----------
        Total current liabilities .........................................       324,389        300,937
Long-term debt ............................................................       323,502        180,445
Other liabilities .........................................................        12,541         11,720
                                                                              -----------    -----------
        Total liabilities .................................................       660,432        493,102
                                                                              -----------    -----------
Minority interest .........................................................         6,344          5,904
                                                                              -----------    -----------
Stockholders' equity:
    Common stock, $.01 par value, authorized 120,000,000; issued 40,500,906
      and 40,250,936, respectively ........................................           405            402
    Additional paid-in capital ............................................       353,661        348,119
    Retained earnings .....................................................       127,408        119,064
    Treasury stock, at cost (62,479 shares) ...............................        (1,156)        (1,156)
    Accumulated comprehensive income ......................................        (5,741)        (2,057)
    Deferred compensation .................................................        (1,338)        (1,338)
                                                                              -----------    -----------
        Total stockholders' equity ........................................       473,239        463,034
                                                                              -----------    -----------
                                                                              $ 1,140,015    $   962,040
                                                                              ===========    ===========

         See accompanying notes to consolidated financial statements

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                      Three Months Ended
                                                                    ------------------------
                                                                    March 27,      March 28,
                                                                      1999           1998
                                                                    ---------      ----------
                                                                                  (restated)
Net sales ....................................................     $ 536,335      $ 450,342
Cost of sales ................................................       372,918        313,635
                                                                   ---------      ---------
       Gross profit ..........................................       163,417        136,707
Operating expenses:
   Selling, general and administrative .......................       139,769        121,906
   Merger and integration costs ..............................         2,203          3,864
                                                                   ---------      ---------
       Operating income ......................................        21,445         10,937
Other income (expense):
   Interest income ...........................................         2,333          1,740
   Interest expense ..........................................        (5,724)        (2,785)
   Other - net ...............................................          (189)           334
                                                                   ---------      ---------
       Income before taxes on income, minority interest and
          equity in earnings (losses) of  affiliates .........        17,865         10,226
Taxes on income ..............................................         7,127          4,293
Minority interest in net income of subsidiaries ..............           597              1
Equity in earnings (losses) of affiliates ....................          (228)           181
                                                                   ---------      ---------
       Net income ............................................     $   9,913      $   6,113
                                                                   =========      =========

Net income per common share:
   Basic .....................................................     $    0.25      $    0.16
                                                                   =========      =========
   Diluted ...................................................     $    0.24      $    0.15
                                                                   =========      =========
Pro forma:
   Historical net income .....................................                    $   6,113
   Pro forma adjustment (provision for taxes on previously
      untaxed earnings of an acquisition) ....................                          (76)
                                                                                  ---------
Pro forma net income .........................................                    $   6,037
                                                                                  =========
Pro forma net income per common share:
   Basic .....................................................                    $    0.16
                                                                                  =========
   Diluted ...................................................                    $    0.15
                                                                                  =========
Weighted average shares outstanding:
   Basic .....................................................        40,417         38,492
                                                                   =========      =========
   Diluted ...................................................        41,806         40,580
                                                                   =========      =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                           Three Months Ended
                                                                        -----------------------
                                                                        March 27,      March 28,
                                                                          1999           1998
                                                                        ----------     ----------
                                                                                       (restated)
Cash flows from operating activities:
  Net income ......................................................     $   9,913      $   6,113
  Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization .................................         6,973          4,075
    Provision  for losses and allowances on accounts receivable ...        (1,561)          (145)
    Benefit for deferred income taxes .............................        (1,404)           (99)
    Undistributed losses (earnings) of affiliates .................           228           (181)
    Minority interest in net income of subsidiaries ...............           597              1
    Other .........................................................          (182)          (134)
  Changes in assets and liabilities:
    Decrease in accounts receivable ...............................        10,157          5,539
    Decrease (increase) in inventories ............................           985         (9,678)
    Decrease (increase) in other current assets ...................         9,599         (1,435)
    Decrease in accounts payable and accruals .....................       (48,540)       (18,488)
                                                                        ---------      ---------
Net cash used in operating activities .............................       (13,235)       (14,432)
                                                                        ---------      ---------

Cash flows from investing activities:
  Capital expenditures ............................................        (8,975)        (7,225)
  Business acquisitions, net of cash acquired .....................      (119,777)        (4,353)
  Proceeds from sale of fixed assets ..............................         6,402           --
  Other ...........................................................           (70)        (2,567)
                                                                        ---------      ---------
Net cash used in investing activities .............................      (122,420)       (14,145)
                                                                        ---------      ---------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt ........................           234           --
  Principal payments on long-term debt ............................       (12,256)        (2,252)
  Proceeds from issuance of stock .................................         3,643          3,840
  Proceeds from borrowings from banks .............................       137,325         32,279
  Payments on borrowings from banks ...............................        (4,789)        (4,346)
  Other ...........................................................        (3,398)          (356)
                                                                        ---------      ---------
Net cash provided by financing activities .........................       120,759         29,165
                                                                        ---------      ---------
Net increase (decrease) in cash and cash equivalents ..............       (14,896)           588
Cash and cash equivalents, beginning of period ....................        28,222         11,813
                                                                        ---------      ---------
Cash and cash equivalents, end of period ..........................     $  13,326      $  12,401
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

In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three months ended March 28, 1998 have been restated and include adjustments to give effect to the acquisition of the H. Meer Dental Supply Co. ("Meer"), effective August 14, 1998, which was accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the three months ended March 27, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 25, 1999 or any other period.

Note 2. Business Acquisitions

During the three months ended March 27,1999, the Company completed six acquisitions. The 1999 completed acquisitions included General Injectibles and Vaccines, Inc., a leading direct marketer of vaccines and other injectibles serving 32,000 customers throughout the United States, with 1998 net sales of approximately $120,000 and the Heiland Group GmbH, a leading direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, headquartered in Hamburg, Germany, with 1998 net sales of approximately $130,000. Of the six completed acquisitions, five were accounted for under the purchase method of accounting, and the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999.

The total cash purchase price for the five acquisitions accounted for under the purchase method of accounting was approximately $142,750. The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over 30 years. The Company issued 231,304 shares of its Common Stock, with an aggregate value of approximately $6,400 in connection with the pooling transaction.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 2. Business Acquisitions (Continued)

In connection with the 1999, 1998, and 1997 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three months ended March 27, 1999 and March 28, 1998, of approximately $2,203 and $3,864, respectively. These costs consist primarily of compensation, rent, and other costs associated with the closure of distribution centers, as well as other integration costs associated with these mergers. Net of taxes, for the three months ended March 27, 1999 and March 28, 1998, merger and integration costs were approximately $0.03 and $0.07 per share, respectively, on a diluted basis.

Additional charges are expected to be recorded in subsequent reporting periods, as the operations are integrated. Estimated merger and integration costs accrued at December 26, 1998 were not in excess of actual amounts incurred. Amounts accrued at March 27, 1999 consist primarily of severance, stay-bonuses and rent, which will be paid during 1999.

The summarized unaudited pro forma results of operations set forth below for the three months ended March 28, 1998 assume the acquisitions, completed during 1998 and the first three months of 1999, which were either non-material pooling transactions included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred, or were accounted for under the purchase method of accounting, occurred as of the beginning of the period.

                                                  Three Months Ended
                                                  ------------------
                                                      March 28,
                                                         1998
                                                      ----------
Net sales .....................................        $517,938
Net income (1) ................................        $  6,641
Net income per common share:
  Basic .......................................        $   0.17
  Diluted .....................................        $   0.16
Pro forma net income, reflecting adjustment for
    income taxes on previously untaxed earnings
    of Meer ...................................        $  6,565
Pro forma net income  per common share:
  Basic .......................................        $   0.17
  Diluted .....................................        $   0.16

---------------
(1) Includes merger and integration costs of approximately $3,864, and related tax benefits of $1,037.

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

Net sales and net income of the Company and Meer were $403,032 and $5,964, and $47,310, and $73, respectively, for the three months ended March 28, 1998. The Meer net income for the three months ended March 28, 1998 includes a pro forma adjustment of $76. For the period ended August 14, 1998, the effective date of the Meer acquisition, Meer's net sales and pro forma net income was approximately $118,073 and $1,646, respectively. The pro forma adjustments are for taxes on previously untaxed earnings of Meer as an S Corporation.

Note 3. Comprehensive Income

Total comprehensive income for the three months ended March 27, 1999 and March 28, 1998 is as follows:

                                              Three Months Ended
                                            ------------------------
                                            March 27,     March 28,
                                              1999          1998
                                            ---------     ---------
Net income .............................     $ 9,913      $ 6,113
                                             =======      =======
Pro forma net income, reflecting the
    Meer tax adjustment ................     $ 9,913      $ 6,037
Foreign currency translation adjustments      (3,684)        (318)
                                             -------      -------

Pro forma comprehensive income .........     $ 6,229      $ 5,719
                                             =======      =======

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 4. Segment Data

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

     The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables presents information about the Company's business segments:

                                            Three Months Ended
                                            ------------------
                                          March 27,    March 28,
                                            1999         1998
                                            ----         ----
Net Sales:
Healthcare distribution (1):
     Dental .........................     $253,253     $262,250
     Medical ........................      158,075      114,495
     Veterinary .....................       12,689       11,823
     International (2) ..............       98,318       52,278
                                          --------     --------
        Total healthcare distribution      522,335      440,846
Technology (3) ......................       14,000        9,496
                                          --------     --------
                                          $536,335     $450,342
                                          ========     ========

-----------------------------------------
(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(2) Consists of products sold in Dental, Medical and Veterinary groups in the European and Pacific Rim markets.
(3) Consists of practice management software, financial products and other value-added products.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 4. Segment Data--(Continued)

                                                           Three Months Ended
                                                          ---------------------
                                                          March 27,   March  28,
                                                            1999        1998
                                                          ---------   ----------
Operating income:
     Healthcare distribution (includes merger and
        integration costs of $2,203 and
        $3,864, respectively) ...................         $16,956     $ 9,119
     Technology .................................           4,489       1,818
                                                          -------     -------
Total ...........................................         $21,445     $10,937
                                                          =======     =======


                                                          March 27,   March  28,
                                                            1999        1998
                                                          ---------   ----------
Total Assets:
    Healthcare distribution .....................        $1,122,120  $814,588
    Technology ..................................            40,301    16,111
                                                         ----------  --------
Total assets for reportable segments ............         1,162,421   830,699
    Receivables due from healthcare distribution
         segment ................................           (21,575)   (9,478)
    Receivables due from technology segment ....               (831)     (352)
                                                         ----------  --------
Consolidated total assets .......................        $1,140,015  $820,869
                                                         ==========  ========

Note 5. Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                                           Three Months Ended
                                                         -----------------------
                                                          March 27,   March  28,
                                                            1999        1998
                                                         ----------   ----------
Basic ...........................................          40,417      38,492
Effect of assumed conversion of
    employee stock options ......................           1,389       2,088
                                                          -------     -------
Diluted .........................................          41,806      40,580
                                                          =======     =======

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

During the three months ended March 27,1999, the Company completed six acquisitions. The 1999 completed acquisitions included General Injectibles and Vaccines, Inc., a leading direct marketer of vaccines and other injectibles serving 32,000 customers throughout the United States, with 1998 net sales of approximately $120.0 million and the Heiland Group GmbH, a leading direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, headquartered in Hamburg, Germany, with 1998 net sales of approximately$130.0 million. Of the six completed acquisitions, five were accounted for under the purchase method, and the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999.

The total cash purchase price for the five acquisitions accounted for under the purchase method of accounting was approximately $142.8 million. The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over 30 years. The Company issued 231,304 shares of its Common Stock, with an aggregate value of approximately $6.4 million, in connection with the pooling transaction.

In connection with the 1999, 1998, and 1997 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three months ended March 27, 1999 and March 28, 1998, of approximately $2.2 million and $3.9 million, respectively. These costs consist primarily of compensation, rent, and other costs associated with the closure of distribution centers, as well as other integration costs associated with these mergers. Net of taxes, for the three months ended March 27, 1999 and March 28, 1998, merger and integration costs were approximately $0.03 and $0.07 per share, respectively, on a diluted basis.

Excluding the merger and integration costs, net of taxes, pro forma net income and pro forma net income per diluted common share would have been $11.2 million and $0.27, and $8.9 million and $0.22, respectively, for the three months ended March 27, 1999 and March 28, 1998.

RESULTS OF OPERATIONS

Three Months Ended March 27, 1999 compared to Three Months Ended March 28, 1998

Net sales increased $86.0 million, or 19.1%, to $536.3 million for the three months ended March 27, 1999 from $450.3 million for the three months ended March 28, 1998. Of the $86.0 million increase, approximately $81.5 million, or 94.8%, represented a 18.5% increase in the company's healthcare distribution business. As part of this increase approximately, $43.6 million represented a 38.1% increase in the Company's medical business, $46.0 million represented a 88.1% increase in its international business, $0.9 million represented a 7.3% increase in its veterinary business, and $(9.0) million represented a 3.4% decrease in its dental business. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions, and the benefits of a new telesales structure, partially offset by a decline in sales to the Company's largest renal dialysis customer, Renal Treatment Centers, Inc., ("RTC"). In the international market, the increase in net sales was primarily due to an acquisition in Germany and increased account penetration in France, Belgium, and the United Kingdom. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. The decrease in dental net sales was primarily due to sales erosion on the Meer acquisition and a reduction in dental equipment sales resulting from the Company's disposal of its equipment manufacturing subsidiary, Marus Dental International ("Marus") in August 1998. Excluding net sales of Marus and RTC in both periods, as well as the estimated sales erosion on the Meer acquisition, healthcare distribution net sales would have grown by 26.7% in 1999 over 1998. The remaining increase in first quarter 1999 net sales was due to the technology business which increased $4.5 million, or 47.4%, to $14.0 for the three months ended March 27, 1999, from $9.5 million for the three months ended March 28, 1998. The increase in technology and value-added product net sales was primarily due to increased practice management software sales and an acquisition.

Gross profit increased by $26.7 million, or 19.5%, to $163.4 million for the three months ended March 27, 1999, from $136.7 million for the three months ended March 28, 1998. Gross profit margin increased by 0.1% to 30.5% from 30.4% last year. Healthcare distribution gross profit increased by $23.7 million, or 18.2%, to $153.9 million for the three months ended March 27, 1999, from $130.2 for the three months ended March 28, 1998. Healthcare distribution gross profit margin increased by 0.1% to 29.6% for the three months ended March 27, 1999, from 29.5% for the three months ended March 28, 1998, primarily due to sales mix. Technology gross profit increased by $3.0 million or 46.2% to $9.5 million for the three months ended March 27, 1999 from $6.5 million for the three months ended March 28, 1998. Technology gross profit margins decreased by 0.2% to 67.7% for three months ended March 27, 1999 from 67.9% for the three months ended March 28, 1998, which was primarily due to sales mix.

Selling, general and administrative expenses increased by $17.9 million, or 14.7%, to $139.8 million for the three months ended March 27, 1999 from $121.9 million for the three months ended March 28, 1998. Selling and shipping expenses increased by $12.1 million, or 14.6%, to $94.8 million for the three months ended March 27, 1999 from $82.7 million for the three months ended March 28, 1998. As a percentage of net sales, selling and shipping expenses decreased 0.7% to 17.7% for the three months ended March 27, 1999, from 18.4% for the three months ended March 28, 1998. The decrease was primarily due to improvements of the Company's distribution efficiencies. General and administrative expenses increased $5.8 million, or 14.8%, to $45.0 million for the three months ended March 27, 1999, from $39.2 million for the three months ended March 28, 1998, primarily due to leveraging of the Company's distribution infrastructure. As a percentage of net sales, general and administrative expenses decreased 0.3% to 8.4% for the three months ended March 27, 1999, from 8.7% for the three months ended March 28, 1998.

Other income (expense) - net decreased by $2.9 million, to $(3.6) million for the three months ended March 27, 1999, compared to $(0.7) million for the three months ended March 28, 1998, due to an increase in interest expense resulting from an increase in average borrowings, offset by higher interest income on notes receivable and accounts receivable balances.

Equity in earnings of affiliates decreased $0.4 million to $(0.2) million for the three months ended March

27, 1999 from $0.2 million for the three months ended March 28, 1998. The decline was due to reduced earnings in the first quarter resulting from temporary suspension of manufacturing operations in connection with a voluntary recall of anesthetic products sold by an affiliate.

For the three months ended March 27, 1999 the Company's effective tax rate was 39.9%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible goodwill associated with certain stock acquisitions. For the three months ended March 28, 1998, the Company's effective tax rate was 42.0%. Excluding merger and integration costs and including a pro forma adjustment for assumed tax expenses arising from the previously untaxed earnings of Meer, the Company's effective tax rate for the three months ended March 28, 1998 would have been 38.3%. The difference between the Company's effective tax rate, excluding certain non-deductible merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

Year 2000

     Management continued to conduct a company-wide program to prepare the Company's computer systems, applications and software products for the year 2000, as well as, to assess the readiness for the year 2000 of critical vendors and other third parties upon which the Company relies to operate its business. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The inability of computer programs worldwide to correctly process data after December 31, 1999 can have grave consequences for governments, businesses and consumers alike.

     The Company has created a Year 2000 Task Force (the "Task Force") to assess the business risks associated with all phases of the Company's operations and to prioritize corrective actions to avoid or mitigate the consequences of each of the Company's and its critical vendors' and third parties' non- compliant systems, applications and products so as to minimize potential disruptions to our business and service to our customers. Consequently, the Task Force's efforts are divided into three main categories; (i) internal business systems and products and services, (ii) critical vendor and other third party business systems and products and services, and (iii) customer business system interfaces.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, extended payment terms on various products, special inventory forward buy-in opportunities, and initial start-up inventory requirements for new distribution centers, (b) acquisitions and (c) capital expenditures. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities, a private placement loan, and stock issuances.

Net cash used in operating activities for the three months ended March 27, 1999 of $13.2 million resulted primarily from net income of $9.9 million, adjusted for non-cash charges of $4.7 million, offset by an increase in operating items of working capital of $27.8 million. The increase in working capital was primarily due to a decrease in accounts payable and other accrued expenses of $48.5 million primarily due to payments made to vendors for year-end inventory buy-ins, offset by a decrease of $10.2 million in accounts receivable, a $9.6 million decrease in other current assets, and a $1.0 million decrease in inventory. The Company anticipates future increases in working capital requirements as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

Net cash used in investing activities for the three months ended March 27, 1999 of $122.4 million resulted primarily from cash used to make acquisitions of $119.8 million and capital expenditures of $9.0 million, offset by the sale of certain equipment at one of the Company's distribution facilities that was subsequently leased back. The Company expects that it will invest in excess of $25.0 million during the year ending December 25, 1999, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

Net cash provided by financing activities for the three months ended March 27, 1999 of $120.8 million resulted primarily from borrowings under the Company's revolving credit facilities of approximately $137.6, offset by debt repayments of $17.0 million.

Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

The Company's cash and cash equivalents as of March 27, 1999, of $13.3 million consist of bank balances and money market funds.

The Company has a $150.0 million revolving credit facility which has a termination date of August 15, 2002. Borrowings under the credit facility were $141.8 million at March 27, 1999. The Company also has four uncommitted bank lines totaling $60.0 million under which $59.1 million has been borrowed at March 27, 1999. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $47.7 million at March 27, 1999 under which $38.7 million has been borrowed.

Subsequent to March 27, 1999, the Company entered into private placement negotiations, in which, if successful, the Company will obtain approximately $130.0 million in longer term financing (financing with an average life of approximately ten years). The Company intends to use the proceeds of the financing, if consummated, to pay down amounts owed under its Revolving Credit and other short-term facilities, and for general corporate purposes.

The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with liquidity sufficient to meet its short and long-term capital needs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the disclosures made in our report 10-K for the year ended December 26, 1998, on this matter.

Disclosure Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward looking statements. Certain information in this Form 10-Q contains information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of health care practitioners, the impact of health care reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, the Company's ability and its customers and suppliers ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue (see "Year 2000"), possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restrictions on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Form 10-Q.

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

     On February 23, 1999 the Company issued an aggregate of 231,304 shares of its Common Stock in connection with an acquisition (see Note 2 to the financial statements included in this quarterly report), without registration under the Securities Act of 1933 in reliance upon the exemption provided in
Section 4 (c)(2).

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          10.107--Amendment No. 1, dated as of December 30, 1998, to the Stock
                  Purchase Agreement by and among the Company, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture, Inc., dated as of December 30, 1998 (filed as Exhibit 10.107 to the Company's current report on Form 10-K dated December 26, 1998).

          27.1    Financial Data Schedule

     (b)  Reports on Form 8-K.

          During the quarter ended March 27, 1999, the Company filed the following Current Reports on Form 8-K and 8-K/A:

          Report dated December 30, 1998, announcing the issuance of a press release announcing the Company's intention to acquire all the common stock of Biological & Popular Culture, Inc. ("Bio-Pop").

          Report dated January 11, 1999, announcing a press release with respect to the receipt by its unconsolidated affiliate, Novocol Pharmaceutical of Canada, Inc., of a warning letter from the United States Food and Drug Administration.

          Report dated January 15, 1999, announcing that pursuant to the Stock Purchase Agreement By and Among Henry Schein, Inc. a Delaware corporation ("Schein"), New River Management Company, L.L.P., Chiron Corporation and Bio-Pop, dated December 8,1998, as amended, Schein acquired all of the common stock of Bio-Pop.

          Report Dated February 4, 1999 announcing a press release with respect to a voluntary recall of dental anesthetic products by its unconsolidated affiliate, Novocol Pharmaceutical of Canada, Inc.

          Report dated March 17, 1999, stating that the financial statements that the original Current Report dated January 15, 1999 stated would be filed by amendment are not required.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            HENRY SCHEIN, INC.
                            (Registrant)

                            By: /s/ Steven Paladino
                               -------------------------------------------
                                STEVEN PALADINO
                                Senior Vice President and Chief Financial
                                Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)
Dated: May 11, 1999