Form 10-Q
period 1999-06-26
SCHEIN HENRY INC
filed 1999-08-10
CIK 1000228

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                   FORM 10-Q
                                   ----------


(Mark One)

 X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
   Act of 1934

For the period ended June 26, 1999

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


                  Yes X                                No
                     ---                                  ---

As of August 6, 1999, there were 40,690,856 shares of the Registrant's Common Stock outstanding.

================================================================================

                               HENRY SCHEIN, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:                                               Page No.

                  Consolidated Balance Sheets
                     June 26, 1999 and December 26, 1998..................................................3

                  Consolidated Statements of Operations
                     Three and Six Months ended June 26, 1999 and June 27, 1998...........................4

                  Consolidated Statements of Cashflows
                     Six Months ended June 26, 1999 and June 27, 1998.....................................5

                  Notes to Consolidated Financial Statements..............................................6

Item 2.           Management's Discussion and Analysis of Financial Condition And
                  Results of Operations..................................................................12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk.............................19

                           PART II. OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders....................................20

Item 6.           Exhibits and Reports on Form 8-K.......................................................21

                  Signature..............................................................................22


PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                                        HENRY SCHEIN, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                         (in thousands, except share data)

                                                                                     June 26,       December 26,
                                                                                      1999              1998
                                                                                   -----------      ------------
                                                                                   (unaudited)

    ASSETS
Current assets:
    Cash and cash equivalents................................................      $   25,075         $ 28,222
    Accounts receivable, less reserves of $21,763 and $20,136, respectively..         361,340          338,121
    Inventories .............................................................         278,774          270,008
    Deferred income taxes....................................................          14,011           14,532
    Prepaid expenses and other ..............................................          64,447           53,646
                                                                                   ----------         --------
        Total current assets.................................................         743,647          704,529
Property and equipment, net of accumulated depreciation and amortization
    of $60,229 and $53,756, respectively.....................................          72,115           67,646
Goodwill and other intangibles, net of accumulated amortization of
    $24,685 and $18,123, respectively........................................         286,565          148,428
Investments and other .......................................................          43,382           41,437
                                                                                   ----------         --------
                                                                                   $1,145,709         $ 962,040
                                                                                   ==========          ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable.........................................................        $165,705         $169,860
    Bank credit lines........................................................          40,458           19,372
    Accruals:
        Salaries and related expenses........................................          30,613           29,675
        Merger and integration costs.........................................          13,901           21,992
        Other................................................................          69,362           50,404
    Current maturities of long-term debt.....................................           6,257            9,634
                                                                                   ----------         --------
       Total current liabilities............................................          326,296          300,937
Long-term debt...............................................................         318,157          180,445
Other liabilities ...........................................................           9,153           11,720
                                                                                   ----------         --------
        Total liabilities ...................................................         653,606          493,102
                                                                                   ----------         --------
Minority interest............................................................           6,900            5,904
                                                                                   ----------         --------
Stockholders' equity:
    Common stock, $.01 par value, authorized 120,000,000; issued
        40,578,109 and 40,250,936, respectively .............................             406              402
    Additional paid-in capital ..............................................         355,078          348,119
    Retained earnings  ......................................................         140,746          119,064
    Treasury stock, at cost (62,479 shares) .................................          (1,156)          (1,156)
    Accumulated comprehensive income ........................................          (8,533)          (2,057)
    Deferred compensation....................................................          (1,338)          (1,338)
                                                                                   ----------         --------
        Total stockholders' equity ..........................................         485,203          463,034
                                                                                   ----------         --------
                                                                                   $1,145,709         $962,040
                                                                                   ==========         ========

           See accompanying notes to consolidated financial statements

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                         Three Months Ended                Six Months Ended
                                                                        ----------------------          -----------------------
                                                                        June 26,      June 27,          June 26,      June 27,
                                                                          1999          1998              1999          1998
                                                                        --------      --------          --------      ---------
                                                                                     (restated)                      (restated)

Net sales.....................................................         $559,310       $475,992        $1,095,645       $926,334
Cost of sales.................................................          385,260        326,409           758,178        640,044
                                                                       --------       --------        ----------      ---------
  Gross profit................................................          174,050        149,583           337,467        286,290
Operating expenses:
   Selling, general and administrative........................          142,001        126,735           281,770        248,641
   Merger and integration costs ..............................            5,271          8,536             7,474         12,400
                                                                       --------       --------        ----------      ---------
        Operating income .....................................           26,778         14,312            48,223         25,249
Other income (expense):.......................................
   Interest income ...........................................            1,488          1,448             3,821          3,188
   Interest expense ..........................................           (5,316)        (3,165)          (11,040)        (5,950)
   Other - net ...............................................              297            227               108            561
                                                                       --------       --------        ----------      ---------

        Income before taxes on income, minority interest and
             equity in earnings (losses) of affiliates........           23,247         12,822            41,112         23,048
Taxes on income ..............................................            8,958          5,618            16,085          9,911
Minority interest in net income (loss) of subsidiaries .......              322           (144)              919           (143)
Equity in earnings (losses) of affiliates  ...................             (630)           474              (858)           655
                                                                       --------       --------        ----------      ---------
        Net income ...........................................         $ 13,337       $  7,822        $   23,250      $  13,935
                                                                       ========       ========        ----------      ---------
Net income per common share:
   Basic .....................................................         $   0.33       $   0.20        $     0.57      $    0.35
                                                                       ========       ========        ==========      =========
   Diluted....................................................         $   0.32       $   0.19        $     0.56      $    0.34
                                                                       ========       ========        ==========      =========
Pro forma:
   Historical net income.....................................                         $  7,822                        $  13,935
   Pro forma adjustment (provision for taxes on
      previously untaxed earnings of an acquisition) .........                            (263)                            (339)
                                                                                      --------                        ---------
Pro forma net income..........................................                        $  7,559                        $  13,596
                                                                                      ========                        =========

Pro forma net income per common share:
   Basic......................................................                        $   0.19                        $    0.35
                                                                                      ========                        ========
   Diluted....................................................                        $   0.18                        $    0.33
                                                                                      ========                        =========
Weighted average shares outstanding:
   Basic......................................................           40,491         39,738            40,456         39,299
                                                                       ========       ========        ==========      =========
   Diluted....................................................           41,547         41,710            41,621         41,195
                                                                       ========       ========        ==========      =========



          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                       Six Months Ended
                                                                                                   -------------------------
                                                                                                   June 26,         June 27,
                                                                                                     1999             1998
                                                                                                   -------          --------
                                                                                                                  (restated)
Cash flows from operating activities:
  Net income ..................................................................                  $  23,250         $ 13,935
  Adjustments to reconcile net income to net cash provided by operating
    Activities:
    Depreciation and amortization..............................................                     14,729            8,521
    Provision for losses and allowances on accounts receivable ................                       (530)            (130)
    Provision for deferred income taxes .......................................                        949              802
    Undistributed losses (earnings) of affiliates..............................                        858             (655)
    Minority interest in net income (loss) of subsidiaries.....................                        919             (143)
    Other .....................................................................                       (144)             201
 Changes in assets and liabilities:
    Decrease (increase) in accounts receivable.................................                      2,910          (22,878)
    Decrease (increase) in inventories ........................................                     19,200          (22,593)
    Decrease (increase) in other current assets ...............................                     10,071           (5,675)
    (Decrease) increase in accounts payable and accruals ......................                    (66,953)          34,341
                                                                                                 ---------        ---------
Net cash provided by operating activities......................................                      5,259            5,726
                                                                                                 ---------        ---------
Cash flows from investing activities:
  Capital expenditures ........................................................                    (11,731)         (16,206)
  Business acquisitions, net of cash acquired..................................                   (127,319)          (5,946)
  Proceeds from sale of fixed assets...........................................                      6,402               --
  Other .......................................................................                      2,183           (7,503)
                                                                                                 ---------        ---------
Net cash used in investing activities .........................................                   (130,465)         (29,655)
                                                                                                 ---------        ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt ....................................                        491            -----
  Principal payments on long-term debt ........................................                    (10,680)          (9,289)
  Proceeds from issuance of stock .............................................                      5,062            6,100
  Proceeds from borrowings from banks..........................................                    135,508           33,382
  Payments on borrowings from banks  ..........................................                     (2,211)            (181)
  Other .......................................................................                     (6,111)            (139)
                                                                                                 ---------         --------
Net cash provided by financing activities  ....................................                    122,059           29,873
                                                                                                 ---------         --------
Net (decrease) increase in cash and cash equivalents  .........................                     (3,147)           5,944
Cash and cash equivalents, beginning of period  ...............................                     28,222           11,813
                                                                                                 ---------         --------
Cash and cash equivalents, end of period ......................................                   $ 25,075        $  17,757
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

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three and six months ended June 27, 1998 have been restated and include adjustments to give effect to the acquisition of the H. Meer Dental Supply Co. ("Meer"), effective August 14, 1998, which was accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the six months ended June 26, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 25, 1999 or any other period.

Note 2. Business Acquisitions

    During the six months ended June 26, 1999, the Company completed eight acquisitions. The 1999 completed acquisitions included General Injectibles and Vaccines, Inc. ("GIV"), a leading direct marketer of vaccines and other injectibles serving 32,000 customers throughout the United States, with 1998 net sales of approximately $120,000 and the Heiland Group GmbH ("Heiland"), a leading direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, headquartered in Hamburg, Germany, with 1998 net sales of approximately $130,000. Of the eight completed acquisitions, seven were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999.

    The total cash purchase price for the seven acquisitions accounted for under the purchase method of accounting was approximately $149,295. The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over 30 years. The Company issued 231,304 shares of its Common Stock, with an aggregate value of approximately $6,400 in connection with the pooling transaction.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 2. Business Acquisitions -- (Continued)

    In connection with the 1999 and 1998 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three and six months ended June 26, 1999 and June 27, 1998, of approximately $5,300 and $7,500, and $8,500 and $12,400, respectively. These costs consist primarily of compensation, rent and other costs in connection with the closure of distribution centers, as well as other integration costs associated with these mergers. Net of taxes, for the three and six months ended June 26, 1999 and June 27, 1998, merger and integration costs were approximately $0.07 and $0.11 per share, and $0.15 and $0.22 per share, respectively, on a diluted basis.

    Estimated merger and integration costs accrued at December 26, 1998 were not in excess of actual amounts incurred. Amounts accrued at June 26, 1999 consist primarily of severance, stay-bonuses and rent, which the Company expects will be paid in 1999.

    The summarized unaudited pro forma results of operations set forth below for the six months ended June 27, 1998 assume the acquisitions, completed during the second half of 1998 and the first six months of 1999, which were either non-material pooling transactions included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred, or were accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.

                                                                                    Six Months Ended
                                                                                    ----------------
                                                                            June 26,                  June 27,
                                                                             1999                      1998
                                                                             ----                      ----
Net sales   ..................................................            $ 1,099,215               $ 1,074,131
Net income (1)................................................            $    27,596               $     8,414
Net income per common share:
  Basic ......................................................            $      0.68               $      0.21
  Diluted ....................................................            $      0.66               $      0.20
Pro forma net income, reflecting adjustment for
    income taxes on previously untaxed earnings
    of Meer ..................................................            $    27,596               $     8,075
Pro forma net income per common share:
  Basic ......................................................            $      0.68               $      0.21
  Diluted ....................................................            $      0.66               $      0.20

-------------------
(1) Includes merger and integration costs of approximately $7,474 and $12,400, and related tax benefits of $3,022 and $3,331, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 2. Business Acquisitions -- (Continued)

    Pro forma adjusted net income per common share, including acquisitions, may not be indicative of actual results, primarily because pro forma earnings include historical results of operations of acquired entities and do not reflect any cost savings or potential sales erosion that may result from the Company's integration efforts.

    Net sales and net income of the Company and Meer were $427,873 and $7,213, and $48,119, and $346, respectively, for the three months ended June 27, 1998 and $878,215 and $13,177 and $48,119 and $419, respectively, for the six months ended June 27, 1998. The Meer net income for the three and six months ended June 27, 1998 includes a pro forma adjustment of $76 and $263, respectively. For the period ended August 14, 1998, the effective date of the Meer acquisition, Meer's net sales and pro forma net income was approximately $118,073 and $1,646, respectively. The pro forma adjustments are for taxes on previously untaxed earnings of Meer as an S Corporation.

Note 3. Comprehensive Income

    Total comprehensive income for the three and six months ended June 26, 1999 and June 27, 1998 are as follows:

                                                            Three Months Ended
                                                            ------------------
                                                           June 26,    June 27,
                                                             1999        1998
                                                           --------    --------
                                                                      (restated)
        Net income.......................................  $ 13,337    $  7,822
                                                           --------    --------
        Pro forma net income, reflecting the Meer tax
        adjustment.......................................  $ 13,337    $  7,559
        Foreign currency translation adjustments ........    (2,792)        244
                                                           --------    --------
        Pro forma comprehensive income...................  $ 10,545    $  7,803
                                                           ========    ========

                                                             Six Months Ended
                                                             ----------------
                                                           June 26,    June 27,
                                                             1999        1998
                                                           --------    --------
                                                                      (restated)
        Net income.......................................  $ 23,250    $ 13,935
                                                           ========    ========
        Pro forma net income, reflecting the Meer tax
        adjustment.......................................  $ 23,250    $ 13,596
        Foreign currency translation adjustments ........    (6,476)        (74)
                                                           --------    ---------
        Pro forma comprehensive income...................  $ 16,774    $ 13,522
                                                           ========    ========

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

    The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:

                                                            Three Months Ended              Six Months Ended
                                                            ------------------              ----------------
                                                           June 26,    June 27,         June 26,         June 27,
                                                             1999        1998            1999              1998
                                                           --------    --------        ----------       ----------
                                                                      (restated)                        (restated)
Net Sales:
Healthcare distribution (1):
     Dental......................................          $260,632    $281,702        $  513,885       $  543,952
     Medical.....................................           162,530     119,188           320,605          233,683
     Veterinary..................................            13,508      12,296            26,197           24,119
     International (2)...........................           104,113      53,378           202,431          105,656
                                                           --------    --------        ----------       ----------
        Total healthcare distribution............           540,783     466,564         1,063,118          907,410
Technology (3)...................................            18,527       9,428            32,527           18,924
                                                           --------    --------        ----------       ----------
                                                           $559,310    $475,992        $1,095,645       $  926,334
                                                           ========    ========        ==========       ==========

-------------------
(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(2) Consists of products sold in Dental, Medical and Veterinary groups in the European and Pacific Rim markets.
(3) Consists of practice management software, financial products and other value-added products.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 4. Segment Data -- (Continued)

                                                                Three Months Ended                  Six Months Ended
                                                                ------------------                  ----------------
                                                             June 26,        June 27,             June 26,        June 27,
                                                               1999            1998                 1999            1998
                                                             --------        --------             --------        --------
                                                                            (restated)                           (restated)
Operating income:
     Healthcare distribution (includes merger and
         integration costs of $5,271 and $8,536,
         $7,474,and $12,400, respectively)..............     $ 19,038        $ 11,750            $   35,994       $  20,869
      Technology........................................        7,740           2,562                12,229           4,380
                                                             --------        --------            ----------       ---------
 Total..................................................     $ 26,778        $ 14,312            $   48,223       $  25,249
                                                             ========        ========            ==========       =========

                                                                                                  June 26,        June 27,
                                                                                                    1999            1998
                                                                                                 -----------      --------
                                                                                                                  (restated)
Total Assets:
     Healthcare distribution............................                                         $1,125,163       $ 888,106
     Technology.........................................                                             51,014          25,570
                                                                                                 ----------       ---------
Total assets for reportable segments....................                                          1,176,177         913,676
      Receivables due from healthcare
        distribution segment............................                                            (27,601)        (11,867)
      Receivables due from technology segment...........                                             (2,867)         (1,027)
                                                                                                 ----------       ---------
Consolidated total assets...............................                                         $1,145,709       $ 900,782
                                                                                                 ==========       =========

Note 5. Earnings per Share

        A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                                                Three Months Ended
                                                                ------------------
                                                             June 26,        June 27,
                                                               1999            1998
                                                             --------        --------
                                                                            (restated)
        Basic.........................................        40,491          39,738

        Effect of assumed conversion of employee
        stock options.................................         1,056           1,972
                                                             -------         -------
        Diluted.......................................        41,547          41,710
                                                             =======         =======
                                                                 Six Months Ended
                                                                 ----------------
                                                             June 26,        June 27,
                                                               1999            1998
                                                             --------        --------
                                                                            (restated)
        Basic.........................................        40,456          39,299

        Effect of assumed conversion of employee
        stock options.................................         1,165           1,896
                                                             -------         -------
        Diluted.......................................        41,621          41,195
                                                             =======         =======

Note 6. Subsequent Events

    Subsequent to June 26, 1999, the Company completed a private placement transaction under which it issued $130,000, in Senior Notes, the proceeds of which were used for the permanent financing of its recent acquisitions GIV and Heiland, as well as repaying and retiring a portion of its four uncommitted bank lines. The notes come due on July 2, 2009 and bear interest at a rate of 6.94% per annum. Interest is payable semi-annually.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    During the six months ended June 26, 1999, the Company completed eight acquisitions. The 1999 completed acquisitions included GIV, a leading direct marketer of vaccines and other injectibles serving 32,000 customers throughout the United States, with 1998 net sales of approximately $120.0 million and Heiland, a leading direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, headquartered in Hamburg, Germany, with 1998 net sales of approximately $130.0 million. Of the eight completed acquisitions, seven were accounted for under the purchase method and the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999.

    The total cash purchase price for the seven acquisitions accounted for under the purchase method of accounting was approximately $149.3 million. The excess of the acquisition costs over the fair value of identifiable net assets acquired will be amortized on a straight-line basis over 30 years. The Company issued 231,304 shares of its Common Stock, with an aggregate value of approximately $6.4 million, in connection with the pooling transaction.

    In connection with the 1999 and 1998 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three and six months ended June 26, 1999 and June 27, 1998, of approximately $5.3 million and $7.5 million for 1999 and $8.5 million and $12.4 million for 1998, respectively. These costs consist primarily of compensation, rent, and other costs associated with the closure of distribution centers, as well as other integration costs associated with these mergers. Net of taxes, for the three and six months ended June 26, 1999 and June 27, 1998, merger and integration costs were approximately $0.07 and $0.11 per share, and $0.15 and $0.22 per share, respectively, on a diluted basis.

    Excluding the merger and integration costs, net of taxes, pro forma net income and pro forma net income per diluted common share would have been $16.4 million and $0.40, and $13.8 million and $0.33, respectively, for the three months ended June 26, 1999 and June 27, 1998 and $27.7 million and $0.67 and $22.7 million and $0.55, respectively, for the six months ended June 26, 1999 and June 27, 1998.

RESULTS OF OPERATIONS

Three Months Ended June 26, 1999 compared to Three Months Ended June 27, 1998

    Net sales increased $83.3 million, or 17.5%, to $559.3 million for the three months ended June 26, 1999 from $476.0 million for the three months ended June 27, 1998. Of the $83.3 million increase, approximately $74.2 million, or 89.1%, represented a 15.9% increase in the Company's healthcare distribution business. As part of this increase approximately, $50.7 million represented a 95.0% increase in the Company's international business, $43.4 million represented a 36.4% increase in its medical business, $1.2 million represented a 9.8% increase in its veterinary business, and $(21.1) million represented a 7.5% decrease in its dental business. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions, and the continuing favorable impact of a new telesales structure. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. In the international market, the increase in net sales was primarily due to acquisitions in Germany and the United Kingdom and increased account penetration in Belgium, France and Spain. The decrease in dental net sales was primarily due to sales erosion related to integration of acquisitions and a reduction in dental equipment sales resulting from the Company's disposal of its equipment manufacturing subsidiary, Marus Dental International ("Marus") in August 1998. The remaining increase in second quarter 1999 net sales was due to the technology business, which increased $9.1 million, or 96.8%, to $18.5 million for the three months ended June 26, 1999, from $9.4 million for the three months ended June 27, 1998. The increase in technology and value-added product net sales was primarily due to increased practice management software sales and an acquisition.

    Gross profit increased by $24.5 million, or 16.4%, to $174.1 million for the three months ended June 26, 1999, from $149.6 million for the three months ended June 27, 1998. Gross profit margin decreased 0.3% to 31.1% from 31.4% last year. Healthcare distribution gross profit increased $19.8 million, or 13.9%, to $161.8 million for the three months ended June 26, 1999, from $142.0 for the three months ended June 27, 1998. Healthcare distribution gross profit margin decreased by 0.5% to 29.9% for the three months ended June 26, 1999, from 30.4% for the three months ended June 27, 1998, primarily due to sales mix. Technology gross profit increased by $4.7 million or 62.7% to $12.2 million for the three months ended June 26, 1999 from $7.5 million for the three months ended June 27, 1998. Technology gross profit margins decreased by 13.7% to 66.0% for three months ended June 26, 1999 from 79.7% for the three months ended June 27, 1998, which was primarily due to increased support and training costs and changes in sales mix.

    Selling, general and administrative expenses increased by $15.3 million, or 12.1%, to $142.0 million for the three months ended June 26, 1999 from $126.7 million for the three months ended June 27, 1998. Selling and shipping expenses increased by $8.2 million, or 9.4%, to $95.8 million for the three months ended June 26, 1999 from $87.6 million for the three months ended June 27, 1998. As a percentage of net sales, selling and shipping expenses decreased 1.3% to 17.1% for the three months ended June 26, 1999, from 18.4% for the three months ended June 27, 1998. The decrease was primarily due to improvements in the Company's distribution efficiencies. General and administrative expenses increased $7.1 million, or 18.2%, to $46.2 million for the three months ended June 26, 1999, from $39.1 million for the three months ended June 27, 1998, was primarily due to acquisitions. As a percentage of net sales, general and administrative expenses remained relatively constant at 8.3% for the three months ended June 26, 1999 verses 8.2% for the three months ended June 27, 1998.

    Other income (expense) - net decreased by $2.0 million, to $(3.5) million for the three months ended June 26, 1999, compared to $(1.5) million for the three months ended June 27, 1998, due to an increase in interest expense resulting from an increase in average borrowings and an increase in interest rates, offset by higher interest income on notes receivable and accounts receivable balances.


    Equity in earnings of affiliates decreased $1.1 million to $(0.6) million for the three months ended June 26, 1999 from $0.5 million for the three months ended June 27, 1998. The decline was due to reduced earnings resulting from temporary suspension of manufacturing operations in connection with a voluntary recall of anesthetic products sold by Novocol Pharmaceutical of Canada, Inc. ("Novocol") an affiliate which the Company owns a non-controlling interest. The U.S. Food and Drug Administration (FDA) has completed an inspection of Novocol's manufacturing facility.

While Novocol believes that the inspection report will conclude that Novocol has adequately addressed the issues previously raised, they are still awaiting final authorization from the FDA to begin shipping product to the United States. Assuming the final report on the inspection is favorable, Novocol will then resume full production.

    For the three months ended June 26, 1999 the Company's effective tax rate was 38.5%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible goodwill associated with certain stock acquisitions. For the three months ended June 27, 1998, the Company's effective tax rate was 43.8%. Excluding merger and integration costs and including a pro forma adjustment for assumed tax expenses arising from the previously untaxed earnings of Meer, the Company's effective tax rate for the three months ended June 27, 1998 would have been 38.3%. The difference between the Company's effective tax rate, excluding certain non-deductible merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

Six Months Ended June 26, 1999 compared to Six Months Ended June 27, 1998

    Net sales increased $169.3 million, or 18.3%, to $1,095.6 million for the six months ended June 26, 1999 from $926.3 million for the six months ended June 27, 1998. Of the $169.3 million increase, approximately $155.7 million, or 92.0%, represented a 17.2% increase in the Company's healthcare distribution business. As part of this increase, approximately $96.8 million represented a 91.6% increase in the Company's international business, $86.9 million represented a 37.2% increase in its medical business, $2.1 million represented a 8.7% increase in its veterinary business, and $(30.1) million represented a 5.5% decrease in its dental business. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions and the continuing favorable impact of a new telesales structure, partially offset by a decline in sales to the Company's largest renal dialysis customer, Renal Treatment Centers, Inc. ("RTC"). In the international market, the increase in net sales was primarily due to acquisitions in Germany and the United Kingdom and increased account penetration in France, Belgium and the United Kingdom. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. The decrease in dental net sales was primarily due to sales erosion related to the Meer acquisition and a reduction in dental equipment sales resulting from the Company's disposal of Marus in August 1998. The remaining increase in 1999 net sales was due to the technology business, which increased $13.6 million, or 72.0%, to $32.5 for the six months ended June 26, 1999, from $18.9 million for the six months ended June 27, 1998. The increase in technology and value-added product net sales was primarily due to increased practice management software sales and an acquisition.

    Gross profit increased by $51.2 million, or 17.9%, to $337.5 million for the six months ended June 26, 1999, from $286.3 million for the six months ended June 27, 1998. Gross profit margin decreased by 0.1% to 30.8% from 30.9% last year. Healthcare distribution gross profit increased $43.5 million, or 16.0%, to $315.8 million for the six months ended June 26, 1999, from $272.3 for the six months ended June 27, 1998. Healthcare distribution gross profit margin decreased by 0.3% to 29.7% for the six months ended June 26, 1999, from 30.0% for the six months ended June 27, 1998, primarily due to sales mix. Technology gross profit increased by $7.7 million or 55.0% to $21.7 million for the six months ended June 26, 1999 from $14.0 million for the six months ended June 27, 1998. Technology gross profit margins decreased by 7.1% to 66.7% for six months ended

June 26, 1999 from 73.8% for the six months ended June 27, 1998, which was primarily due to increased support and training costs and changes in sales mix.

    Selling, general and administrative expenses increased by $33.2 million, or 13.4%, to $281.8 million for the six months ended June 26, 1999 from $248.6 million for the six months ended June 27, 1998. Selling and shipping expenses increased by $20.3 million, or 11.9%, to $190.5 million for the six months ended June 26, 1999 from $170.2 million for the six months ended June 27, 1998. As a percentage of net sales, selling and shipping expenses decreased 1.0% to 17.4% for the six months ended June 26, 1999, from 18.4% for the six months ended June 27, 1998. General and administrative expenses increased $12.9 million, or 16.5%, to $91.3 million for the six months ended June 26, 1999, from $78.4 million for the six months ended June 27, 1998, primarily due to acquisitions. As a percentage of net sales, general and administrative expenses decreased 0.2% to 8.3% for the six months ended June 26, 1999, from 8.5% for the six months ended June 27, 1998. The decrease was primarily due to improvements in the Company's distribution efficiencies, resulting from the leveraging of the Company's distribution infrastructure.

    Other income (expense) - net decreased by $4.9 million, to $(7.1) million for the six months ended June 26, 1999, compared to $(2.2) million for the six months ended June 27, 1998, due to an increase in interest expense resulting from an increase in average borrowings and an increase in interest rates, offset by higher interest income on notes receivable and accounts receivable balances.

    Equity in earnings of affiliates decreased $1.6 million to $(0.9) million for the six months ended June 26, 1999 from $0.7 million for the six months ended June 27, 1998. The decline was due to reduced earnings resulting from temporary suspension of manufacturing operations in connection with a voluntary recall of anesthetic products sold by Novocol. The FDA has completed an inspection of Novocol's manufacturing facility. While Novocol believes that the inspection report will conclude that Novocol has adequately addressed the issues previously raised, they are still awaiting final authorization from the FDA to begin shipping product to the United States. Assuming the final report on the inspection is favorable, Novocol will then resume full production.

    For the six months ended June 26, 1999 the Company's effective tax rate was 39.1%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible goodwill associated with certain stock acquisitions. For the six months ended June 27, 1998, the Company's effective tax rate was 43.0%. Excluding merger and integration costs and including a pro forma adjustment for assumed tax expenses arising from the previously untaxed earnings of Meer, the Company's effective tax rate for the six months ended June 27, 1998 would have been 38.3%. The difference between the Company's effective tax rate, excluding certain non-deductible merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

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

    The Company has created a Year 2000 Task Force (the "Task Force") to assess the business risks associated with all phases of the Company's operations and to prioritize corrective actions to avoid or mitigate the consequences of each of the Company's and its critical vendors' and third parties' non-compliant systems, applications and products so as to minimize potential disruptions to its business and service to its customers. Consequently, the Task Force's efforts are divided into three main categories; (i) internal business systems and products and services, (ii) critical vendor and other third party business systems and products and services, and (iii) customer business system interfaces.

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

    Business disruptions in the form of floods, blizzards, hurricanes, earthquakes and power failures are a normal part of the Company's contingency planning. In an effort to reduce the risks associated with Year 2000 problems, the Company has established and is currently continuing to develop Year 2000 contingency plans that build upon existing disaster recovery and contingency plans. Examples of the Company's existing contingency plans include alternative electronic means for placing and receiving orders, rerouting orders to alternative warehouses if necessary and alternative communication lines.

    The Company's contingency planning methodology attempts to identify, explore and document potential failure points, internal and external in each of the Company's businesses. Failure points are then prioritized based on likelihood and criticality. Contingency plans are then developed for each of the potential failure points deemed likely and/or critical. Included in the Company's contingency plan are preparations that need to be completed currently (such as identifying the triggers for shifting into contingency mode and appointing and training resource response teams), identification of alternate processes to be used in the event of contingencies, as well as design of the process for exiting contingency mode.

    Contingency planning for possible Year 2000 disruptions will continue to be defined, improved and implemented.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements have been to fund (a) acquisitions, (b) working capital needs resulting from increased sales, extended payment terms on various products, special inventory forward buy-in opportunities, and initial start-up inventory requirements for new distribution centers and (c) capital expenditures. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities, private placement loans, and stock issuances.

    Net cash provided by operating activities for the six months ended June 26, 1999 of $5.3 million resulted primarily from net income of $23.3 million, adjusted for non-cash charges of $16.8 million, offset by an increase in operating items of working capital of $34.8 million. The increase in working capital was primarily due to a decrease in accounts payable and other accrued expenses of $67.0 million primarily due to payments made to vendors for year-end inventory buy-ins, offset by a $19.2 million decrease in inventory, a $10.1 million decrease in other current assets, and a $2.9 million decrease in accounts receivable. The Company anticipates future increases in working capital requirements as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

    Net cash used in investing activities for the six months ended June 26, 1999 of $130.5 million resulted primarily from cash used to make acquisitions of $127.3 million and capital expenditures of $11.7 million, offset primarily by the sale of certain equipment at one of the Company's distribution facilities that was subsequently leased back. The Company expects that it will invest in excess of $25.0 million during the year ending December 25, 1999, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

    Net cash provided by financing activities for the six months ended June 26, 1999 of $122.1 million resulted primarily from borrowings under the Company's revolving credit facilities of approximately $135.5, offset by debt repayments of $12.9 million.

    Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

    The Company's cash and cash equivalents as of June 26, 1999 of $25.1 million consist of bank balances and money market funds.

    The Company has a $150.0 million revolving credit facility, which has a termination date of August 15, 2002. Borrowings under the credit facility were $136.8 million at June 26, 1999. The Company also has four uncommitted bank lines totaling $90.0 million under which $59.7 million has been borrowed at June 26, 1999. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $52.5 million at June 26, 1999 under which $40.5 million has been borrowed.

    Subsequent to June 26, 1999, the Company completed a private placement transaction under which it issued $130.0 million in Senior Notes, the proceeds of which were used for the permanent financing of its recent acquisitions, GIV and Heiland, as well as repaying and retiring a portion of the four uncommitted bank lines referred to above. The notes come due on July 2, 2009 and bear interest at a rate of 6.94% per annum. Interest is payable semi-annually.

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

Disclosure Regarding Forward-Looking Statements

    The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. Certain information in this Form 10-Q contains information that is forward-looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of health care practitioners, the impact of health care reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, the Company's ability and its customers and suppliers ability to replace, modify or upgrade computer programs in ways that adequately address the Year 2000 issue (see "Year 2000"), possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restrictions on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-Q. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Form 10-Q.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 26, 1999, the stockholders of the Company took the following actions:

(i)   Re-elected the following individuals to the Company's Board of Directors:

    Stanley M. Bergman (33,414,626 shares voting for; 328,968 shares withheld) James P. Breslawski (33,414,626 shares voting for; 328,968 shares withheld)
    Bruce J. Haber       (33,413,446 shares voting for; 329,848 shares withheld)
    Gerald A. Benjamin (33,414,626 shares voting for; 328,968 shares withheld) Steven Paladino (33,414,626 shares voting for; 328,968 shares withheld) Leonard A. David (33,414,626 shares voting for; 328,968 shares withheld)
    Mark E. Mlotek       (33,414,626 shares voting for; 328,968 shares withheld)
    Barry J. Alperin     (33,414,626 shares voting for; 328,968 shares withheld)
    Pamela Joseph        (33,414,626 shares voting for; 328,968 shares withheld)
    Donald J. Kabat (33,414,626 shares voting for; 328,968 shares withheld) Marvin H. Schein (33,414,626 shares voting for; 328,968 shares withheld)
    Irving Shafran       (33,414,626 shares voting for; 328,968 shares withheld)

(ii) Amended the Company's 1994 Stock Option Plan to (a) increase the number of shares issuable under the Plan by 1,250,000 shares, and (b) permit the grant of options to Consultants (as defined) to the Company and its subsidiaries. (32,032,130 shares voting for; 1,355,687 shares voting against; 356,571 shares abstaining).

(iii) Ratified the selection of BDO Seidman, LLP as the Company's independent auditors for the year ended December 25, 1999 (33,512,131 shares voting for; 207,232 shares voting against; 24,985 shares abstaining).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.1 Form of the Note Purchase Agreements between the Company and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 with principal amount of the Company's 6.94% Senior Notes due June 30, 2009.

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


Dated: August 10, 1999

                                EXHIBIT INDEX


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          10.1 Form of the Note Purchase Agreements between the Company and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 with principal amount of the Company's 6.94% Senior Notes due June 30, 2009.

          27.1    Financial Data Schedule

     (b)  Reports on Form 8-K.

          None.