Form 10-Q
period 1999-09-25
SCHEIN HENRY INC
filed 1999-11-09
CIK 1000228

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark One)

|X| Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 25, 1999

                                       OR

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-27078

                               HENRY SCHEIN, INC.
             (Exact name of registrant as specified in its charter)

          Delaware
(State or other jurisdiction                                      11-3136595
     of incorporation or                                       (I.R.S. Employer
        organization)                                        Identification No.)

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

                  Yes |X|                                No |_|

As of November 5, 1999, there were 40,701,393 shares of the Registrant's Common Stock outstanding.

================================================================================

                               HENRY SCHEIN, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:                          Page No.
                                                                        --------
            Consolidated Balance Sheets
                September 25, 1999 and December 26, 1998.....................  3

            Consolidated Statements of Operations
                Three and Nine Months ended September 25, 1999
                and September 26, 1998.......................................  4

            Consolidated Statements of Cash Flows
                Nine Months ended September 25, 1999 and September
                26, 1998.....................................................  5

            Notes to Consolidated Financial Statements.......................  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations........................................ 12

Item 3.     Quantitative and Qualitative Disclosures about Market Risk....... 19

                           PART II. OTHER INFORMATION

Item 1.     Legal Proceedings................................................ 20

Item 6.     Exhibits and Reports on Form 8-K................................. 20

            Signature........................................................ 21

PART 1.    FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                             September 25,   December 26,
                                                                                 1999           1998
                                                                              -----------    -----------
                                                                              (unaudited)
  ASSETS
Current assets:
    Cash and cash equivalents .............................................   $    39,065    $    28,222
    Accounts receivable, less reserves of $21,107 and $20,136, respectively       386,997        338,121
    Inventories ...........................................................       267,824        270,008
    Deferred income taxes .................................................        12,926         14,532
    Prepaid expenses and other ............................................        61,681         53,646
                                                                              -----------    -----------
        Total current assets ..............................................       768,493        704,529
Property and equipment, net of accumulated depreciation and amortization of
  $63,716 and $53,756, respectively .......................................        74,955         67,646
Goodwill and other intangibles, net of accumulated amortization of $28,556
  and $18,123, respectively ...............................................       282,249        148,428
Investments and other .....................................................        43,166         41,437
                                                                              -----------    -----------
                                                                              $ 1,168,863    $   962,040
                                                                              -----------    -----------
  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable ......................................................   $   185,607    $   169,860
    Bank credit lines .....................................................        46,238         19,372
    Accruals:
        Salaries and related expenses .....................................        30,718         29,675
        Merger and integration costs ......................................        15,739         21,992
        Other .............................................................        75,086         50,404
    Current maturities of long-term debt ..................................         5,571          9,634
                                                                              -----------    -----------
        Total current liabilities .........................................       358,959        300,937
Long-term debt ............................................................       293,503        180,445
Other liabilities .........................................................        10,095         11,720
                                                                              -----------    -----------
        Total liabilities .................................................       662,557        493,102
                                                                              -----------    -----------
Minority interest .........................................................         7,259          5,904
                                                                              -----------    -----------
Stockholders' equity:
    Common stock, $.01 par value, authorized 120,000,000; issued 40,760,532
      and 40,250,936, respectively ........................................           407            402
    Additional paid-in capital ............................................       357,380        348,119
    Retained earnings .....................................................       152,269        119,064
    Treasury stock, at cost (62,479 shares) ...............................        (1,156)        (1,156)
    Accumulated comprehensive income ......................................        (8,684)        (2,057)
    Deferred compensation .................................................        (1,169)        (1,338)
                                                                              -----------    -----------
        Total stockholders' equity ........................................       499,047        463,034
                                                                              -----------    -----------
                                                                              $ 1,168,863    $   962,040
                                                                              ===========    ===========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended              Nine Months Ended
                                                                 ------------------              -----------------
                                                              September 25,  September 26,  September 25,  September 26,
                                                                  1999           1998           1999           1998
                                                                  ----           ----           ----           ----
Net sales ..................................................   $   578,794    $   492,634    $ 1,674,439    $ 1,418,968
Cost of sales ..............................................       404,830        338,935      1,163,008        978,979
                                                               -----------    -----------    -----------    -----------
  Gross profit .............................................       173,964        153,699        511,431        439,989
Operating expenses:
   Selling, general and administrative .....................       141,452        128,631        423,222        377,272
   Merger and integration costs ............................         5,993         20,240         13,467         32,640
                                                               -----------    -----------    -----------    -----------
        Operating income ...................................        26,519          4,828         74,742         30,077
Other income (expense):
   Interest income .........................................         1,386          1,638          5,207          4,826
   Interest expense ........................................        (5,526)        (2,606)       (16,566)        (8,556)
   Other - net .............................................           207            289            315            850
                                                               -----------    -----------    -----------    -----------
        Income before taxes on income, minority interest and
             equity in earnings (losses) of affiliates .....        22,586          4,149         63,698         27,197
Taxes on income ............................................        10,114          2,572         26,199         12,483
Minority interest in net income (loss) of subsidiaries .....           353             86          1,272            (57)
Equity in earnings (losses) of affiliates ..................          (596)           815         (1,454)         1,470
                                                               -----------    -----------    -----------    -----------
        Net income .........................................   $    11,523    $     2,306    $    34,773    $    16,241
                                                               ===========    ===========    ===========    ===========
Net income per common share:
    Basic ..................................................   $      0.28    $      0.06    $      0.86    $      0.41
                                                               ===========    ===========    ===========    ===========
    Diluted ................................................   $      0.28    $      0.06    $      0.84    $      0.39
                                                               ===========    ===========    ===========    ===========
Pro forma:
    Historical net income ..................................                  $     2,306                   $    16,241
    Pro forma adjustment (provision for taxes on previously
        untaxed earnings of an acquisition) ................                       (2,240)                       (2,579)
                                                                              -----------                   -----------
Pro forma net income .......................................                  $        66                   $    13,662
                                                                              ===========                   ===========

Pro forma net income per common share:
     Basic .................................................                  $      0.00                   $      0.34
                                                                              ===========                   ===========
     Diluted ...............................................                  $      0.00                   $      0.33
                                                                              ===========                   ===========
Weighted average shares outstanding:
     Basic .................................................        40,608         39,787         40,546         39,729
                                                               ===========    ===========    ===========    ===========
     Diluted ...............................................        41,104         41,828         41,437         41,588
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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                              Nine Months Ended
                                                                              -----------------
                                                                         September 25,   September 26,
                                                                              1999            1998
                                                                         -------------   -------------
Cash flows from operating activities:
  Net income ...........................................................   $  34,773       $  16,241
  Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
    Depreciation and amortization ......................................      22,479          13,953
    Provision (benefit) for losses and allowances on accounts receivable      (1,185)          1,813
    Provision (benefit) for deferred income taxes ......................       3,074          (1,901)
    Undistributed losses (earnings) of affiliates ......................       1,454          (1,470)
    Stock issued to retirement plans ...................................       1,768           1,311
    Minority interest in net income (loss) of subsidiaries .............       1,272             (57)
    Other ..............................................................        (142)             50
 Changes in assets and liabilities:
    Increase in accounts receivable ....................................     (22,092)        (59,443)
    Decrease (increase) in inventories .................................      30,150         (27,775)
    Decrease in other current assets ...................................      12,862           5,961
    (Decrease) increase in accounts payable and accruals ...............     (40,847)         50,765
                                                                           ---------       ---------
Net cash provided by (used in) operating activities ....................      43,566            (552)
                                                                           ---------       ---------
Cash flows from investing activities:
  Capital expenditures .................................................     (20,654)        (28,094)
  Business acquisitions, net of cash acquired ..........................    (128,113)        (11,549)
  Proceeds from sale of fixed assets ...................................       8,583              --
  Other ................................................................       2,527         (11,831)
                                                                           ---------       ---------
Net cash used in investing activities ..................................    (137,657)        (51,474)
                                                                           ---------       ---------
Cash flows from financing activities:
  Proceeds from issuance of long-term debt .............................     130,491         129,492
  Principal payments on long-term debt .................................     (12,048)        (19,812)
  Proceeds from issuance of stock ......................................       7,533           7,308
  Proceeds from borrowings from banks ..................................     142,485         104,836
  Payments on borrowings from banks ....................................    (157,234)       (163,406)
  Other ................................................................      (6,293)         (2,129)
                                                                           ---------       ---------
Net cash provided by financing activities ..............................     104,934          56,289
                                                                           ---------       ---------
Net increase in cash and cash equivalents ..............................      10,843           4,263
Cash and cash equivalents, beginning of period .........................      28,222          11,813
                                                                           ---------       ---------
Cash and cash equivalents, end of period ...............................   $  39,065       $  16,076
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

      In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements for the three and nine months ended September 26, 1998 include adjustments to give effect to the acquisition of the H. Meer Dental Supply Co. ("Meer"), effective August 14, 1998, which was accounted for under the pooling of interests method. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 26, 1998. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the nine months ended September 25, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending December 25, 1999 or any other period.

Note 2. Business Acquisitions

      During the nine months ended September 25, 1999, the Company completed eight acquisitions. The 1999 completed acquisitions included General Injectibles and Vaccines, Inc. ("GIV"), a leading direct marketer of vaccines and other injectibles serving 32,000 customers throughout the United States, with 1998 net sales of approximately $120,000 and the Heiland Group GmbH ("Heiland"), a leading direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, headquartered in Hamburg, Germany, with 1998 net sales of approximately $130,000. Of the eight completed acquisitions, seven were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 2. Business Acquisitions --(Continued)

      In connection with the 1999 and 1998 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three and nine months ended September 25, 1999 and September 26, 1998, of approximately $6,000 and $20,200, and $13,500 and $32,600, respectively. These costs consist primarily of compensation, rent and other costs in connection with the closure of distribution centers, as well as other integration costs associated with these mergers. Net of taxes, for the three and nine months ended September 25, 1999 and September 26, 1998, merger and integration costs were approximately $0.12 and $0.38 per share, and $0.23 and $0.60 per share, respectively, on a diluted basis.

      Estimated merger and integration costs accrued at December 26, 1998 were not in excess of actual amounts incurred. Amounts accrued at September 25, 1999 consist primarily of severance, professional and consulting fees, and rent. The Company expects substantially all the costs accrued at September 25, 1999 to be paid within the next year.

      The summarized unaudited pro forma results of operations set forth below for the nine months ended September 26, 1998 assume the acquisitions completed during the nine months ended September 25, 1999, which were either non-material pooling transactions included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred, or were accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.

                                                            Nine Months Ended
                                                            -----------------
                                                        September 25,   September 26,
                                                             1999            1998
                                                        -------------   -------------
Net sales ...........................................   $   1,678,009   $   1,658,513
Net income(1) .......................................   $      44,152   $      42,125
Net income per common share:
  Basic .............................................   $        1.09   $        1.06
  Diluted ...........................................   $        1.07   $        1.01

Pro forma net income, reflecting adjustment for
  income taxes on previously untaxed earnings of Meer                   $      39,579
Pro forma net income per common share:
  Basic .............................................                   $        1.00
  Diluted ...........................................                   $        0.95

----------
(1) Includes merger and integration costs of approximately $13,500 and $32,600, and related tax benefits of $4,000 and $7,800, respectively.

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

      The Meer net income for the three and nine months ended September 26, 1998 includes a pro forma adjustment of $2,240 and $2,579 respectively. For the period ended August 14, 1998, the effective date of the Meer acquisition, Meer's net sales and pro forma net income were approximately $118,073 and $1,646, respectively. The pro forma adjustments are for taxes on previously untaxed earnings of Meer as an S Corporation.

Note 3. Senior Notes

      On June 30, 1999, the Company completed a private placement transaction under which it issued $130,000 in Senior Notes, the proceeds of which were used for the permanent financing of its recent acquisitions, GIV and Heiland, as well as repaying and retiring a portion of four uncommitted bank lines. The notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Interest is payable semi-annually.

Note 4. Comprehensive Income

      Total comprehensive income (loss) for the three and nine months ended September 25, 1999 and September 26, 1998 are as follows:

                                                        Three Months Ended
                                                        ------------------
                                                    September 25, September 26,
                                                         1999         1998
                                                         ----         ----
            Net income ..............................  $ 11,523     $  2,306
                                                                    ========
            Pro forma net income, reflecting the
              Meer tax adjustment ...................        --     $     66
            Foreign currency translation
              adjustments ...........................      (151)        (374)
                                                       --------     --------

            Pro forma comprehensive income(loss) ....  $ 11,372     $   (308)
                                                       ========     ========

                                                        Nine Months Ended
                                                        -----------------
                                                    September 25, September 26,
                                                         1999         1998
                                                         ----         ----
            Net income ..............................  $ 34,773     $ 16,241
                                                                    ========
            Pro forma net income, reflecting the
              Meer tax adjustment ...................        --     $ 13,662
            Foreign currency translation
              adjustments ...........................    (6,627)        (448)
                                                       --------     --------

            Pro forma comprehensive income ..........  $ 28,146     $ 13,214
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

      The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:

                                               Three Months Ended               Nine Months Ended
                                               ------------------               -----------------
                                           September 25,   September 26,   September 25,   September 26,
                                               1999            1998            1999            1998
                                            ----------      ----------      ----------      ----------
Net Sales:
Healthcare distribution (1):
      Dental .........................      $  259,182      $  265,954      $  773,067      $  809,906
      Medical ........................         194,492         147,278         515,097         380,961
      Veterinary .....................          13,275          12,322          39,472          36,441
      International(2) ...............          95,876          56,473         298,307         162,129
                                            ----------      ----------      ----------      ----------
         Total healthcare distribution         562,825         482,027       1,625,943       1,389,437
Technology(3) ........................          15,969          10,607          48,496          29,531
                                            ----------      ----------      ----------      ----------
                                            $  578,794      $  492,634      $1,674,439      $1,418,968
                                            ==========      ==========      ==========      ==========

----------
(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(2) Consists of products sold in Dental, Medical and Veterinary groups in the European and Pacific Rim markets.
(3) Consists of practice management software, financial products and other value-added products.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 5. Segment Data -- (Continued)

                                                          Three Months Ended                 Nine Months Ended
                                                          ------------------                 -----------------
                                                      September 25,    September 26,    September 25,     September 26,
                                                           1999             1998             1999              1998
                                                           ----             ----             ----              ----
Operating Income:

     Healthcare distribution (includes merger and
          integration costs of $5,993 and $20,240,
          $13,467 and $32,640, respectively) ....      $    20,331      $         1      $    56,325       $    20,870
          Technology ............................            6,188            4,827           18,417             9,207
                                                       -----------      -----------      -----------       -----------
 Total ..........................................      $    26,519      $     4,828      $    74,742       $    30,077
                                                       ===========      ===========      ===========       ===========
                                                                                             Nine Months Ended
                                                                                             -----------------
                                                                                        September 25,     September 26,
                                                                                             1999              1998
                                                                                             ----              ----
Total Assets:
     Healthcare distribution ....................                                        $ 1,148,494       $   934,412
     Technology .................................                                             57,007            28,882
                                                                                         -----------       -----------
Total assets for reportable segments ............                                          1,205,501           963,294
      Receivables due from healthcare
        distribution segment ....................                                            (33,631)          (11,867)
      Receivables due from technology segment ...                                             (3,007)           (1,027)
                                                                                         -----------       -----------
Consolidated total assets .......................                                        $ 1,168,863       $   950,400
                                                                                         ===========       ===========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 6. Earnings per Share

      A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                                        Three Months Ended
                                                        ------------------
                                                   September 25,   September 26,
                                                       1999            1998
                                                      ------          ------
            Basic ...............................     40,608          39,787
            Effect of assumed conversion of
              employee stock options ............       496           2,041
                                                      ------          ------
            Diluted .............................     41,104          41,828
                                                      ======          ======

                                                         Nine Months Ended
                                                         -----------------
                                                   September 25,   September 26,
                                                       1999            1998
                                                      ------          ------
            Basic ...............................     40,546          39,729
            Effect of assumed conversion of
              employee stock options ............        891           1,859
                                                      ------          ------
            Diluted .............................     41,437          41,588
                                                      ======          ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations has been restated to give retroactive effect to the transactions that are described below accounted for under the pooling of interests method of accounting and should be read in conjunction with the consolidated financial statements and notes thereto included herein.

      During the nine months ended September 25, 1999, the Company completed eight acquisitions. The 1999 completed acquisitions included GIV, a leading direct marketer of vaccines and other injectibles serving 32,000 customers throughout the United States, with 1998 net sales of approximately $120.0 million and Heiland, a leading direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, headquartered in Hamburg, Germany, with 1998 net sales of approximately $130.0 million. Of the eight completed acquisitions, seven were accounted for under the purchase method and the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999.

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

      In connection with the 1999 and 1998 acquisitions accounted for under the pooling of interest method, the Company incurred certain merger and integration costs during the three and nine months ended September 25, 1999 and September 26, 1998, of approximately $6.0 million and $20.2 million, and $13.5 million and $32.6 million, respectively. These costs consist primarily of compensation, rent and other costs in connection with the closure of distribution centers, as well as other integration costs associated with these mergers. Net of taxes, for the three and nine months ended September 25, 1999 and September 26, 1998, merger and integration costs were approximately $0.12 and $0.38 per share, and $0.23 and $0.60 per share, respectively, on a diluted basis.

      Excluding the merger and integration costs, net of taxes, net income and pro forma net income, and net income per diluted common share and pro forma net income per diluted common share would have been $16.6 million and $0.40, and $15.8 million and $0.38, respectively, for the three months ended September 25, 1999 and September 26, 1998 and $44.3 million and $1.07 and $38.5 million and $0.92, respectively, for the nine months ended September 25, 1999 and September 26, 1998.

RESULTS OF OPERATIONS

Three Months Ended September 25, 1999 compared to Three Months Ended September 26, 1998

      Net sales increased $86.2 million, or 17.5%, to $578.8 million for the three months ended September 25, 1999 from $492.6 million for the three months ended September 26, 1998. Of the $86.2 million increase, approximately $80.8 million, or 93.7%, represented a 16.8% increase in the Company's healthcare distribution business. As part of this increase approximately, $47.2 million represented a 32.1% increase in the Company's medical business, $39.4 million represented a 69.8% increase in its international business, and $1.0 million represented a 7.7% increase in its veterinary business, while $(6.8) million represented a 2.5% decrease in its dental business. The increase in medical net sales is primarily attributable to increased sales to hospitals, and acquisitions. In the international market, the increase in net sales was primarily due to acquisitions in Germany and the United Kingdom, and increased account penetration in the United Kingdom, Belgium, and Spain. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts, and veterinary groups. The decrease in dental net sales was primarily due to weakness in dental equipment sales and service business. The remaining increase in third quarter 1999 net sales was due to the technology business, which increased $5.4 million, or 50.9%, to $16.0 million for the three months ended September 25, 1999, from $10.6 million for the three months ended September 26, 1998. The increase in technology and value-added product net sales was primarily due to increased practice management software sales, and an acquisition.

      Gross profit increased by $20.3 million, or 13.2%, to $174.0 million for the three months ended September 25, 1999, from $153.7 million for the three months ended September 26, 1998. Gross profit margin decreased 1.1% to 30.1% from 31.2% for the same period last year. Healthcare distribution gross profit increased $17.6 million, or 12.1%, to $162.6 million for the three months ended September 25, 1999, from $145.0 for the three months ended September 26, 1998. Healthcare distribution gross profit margin decreased by 1.2% to 28.9% for the three months ended September 25, 1999, from 30.1% for the three months ended September 26, 1998, primarily due to lower equipment sales which have a higher margin than dental consumables, and lower manufacturers rebates as a result of reduced annual sales expectations. Technology gross profit increased by $2.7 million or 31.0% to $11.4 million for the three months ended September 25, 1999 from $8.7 million for the three months ended September 26, 1998. Technology gross profit margins decreased by 10.6% to 71.6% for three months ended September 25, 1999 from 82.2% for the three months ended September 26, 1998, primarily due to increased support and training costs along with changes in sales mix.

      Selling, general and administrative expenses increased by $12.8 million, or 10.0%, to $141.4 million for the three months ended September 25, 1999 from $128.6 million for the three months ended September 26, 1998. Selling and shipping expenses increased by $5.7 million, or 6.4%, to $94.4 million for the three months ended September 25, 1999 from $88.7 million for the three months ended September 26, 1998. As a percentage of net sales, selling and shipping expenses decreased 1.7% to 16.3% for the three months ended September 25, 1999, from 18.0% for the three months ended September 26, 1998. The decrease was primarily due to improvements in the Company's distribution efficiencies. General and administrative expenses increased $7.1 million, or 17.8%, to $47.0 million for the three months ended September 25, 1999, from $39.9 million for the three months ended September 26, 1998, primarily due to acquisitions. As a percentage of net sales, general and administrative expenses remained constant at 8.1% for the three months ended September 25, 1999 and for the three months ended September 26, 1998.

      Other income (expense) - net decreased by $3.2 million, to $(3.9) million for the three months ended September 25, 1999, compared to $(0.7) million for the three months ended September 26, 1998, due primarily to an increase in interest expense, which resulted from an increase in average borrowings, and to a lesser extent, an increase in interest rates.

      Equity in earnings of affiliates decreased $1.4 million to $(0.6) million for the three months ended September 25, 1999 from $0.8 million for the three months ended September 26, 1998. The decline was due to reduced earnings resulting from temporary suspension of manufacturing operations in connection with a voluntary recall of anesthetic products sold by Novocol Pharmaceutical of Canada, Inc. ("Novocol") an affiliate in which the Company owns a non-controlling interest. On September 23, 1999 the United States Food and Drug Administration ("FDA") gave Novocol approval to resume production of its anesthetic products for shipment into the United States. Novocol resumed limited production and shipment of products in the fourth quarter of 1999.

      For the three months ended September 25, 1999 the Company's effective tax rate was 44.8%. Excluding merger and integration costs net of applicable taxes the Company's effective tax rate for the three months ended September 25, 1999 would have been 38.4%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible goodwill associated with certain stock acquisitions. For the three months ended September 26, 1998, the Company's effective tax rate was 62.0%. Excluding merger and integration costs net of applicable taxes and including a pro forma adjustment for assumed tax expenses arising from the previously untaxed earnings of Meer, the Company's effective tax rate for the three months ended September 26, 1998 would have been 38.2%. The difference between the Company's effective tax rate, excluding certain non-deductible merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

Nine Months Ended September 25, 1999 compared to Nine Months Ended September 26, 1998

      Net sales increased $255.4 million, or 18.0%, to $1,674.4 million for the nine months ended September 25, 1999 from $1,419.0 million for the nine months ended September 26, 1998. Of the $255.4 million increase, approximately $236.5 million, or 92.6%, represented a 17.0% increase in the Company's healthcare distribution business. As part of this increase, approximately $136.2 million represented a 84.0% increase in the Company's international business, $134.1 million represented a 35.2% increase in its medical business, and $3.0 million represented a 8.3% increase in its veterinary business, while $(36.8) million represented a 4.5% decrease in its dental business. In the international market, the increase in net sales was primarily due to acquisitions in Germany and the United Kingdom and increased account penetration in the United Kingdom, Belgium, Spain, and France. The increase in medical net sales is primarily attributable to increased sales to hospitals, acquisitions, and the continuing favorable impact of a new telesales structure, partially offset by a decline in sales to the Company's largest renal dialysis customer, Renal Treatment Centers, Inc. ("RTC"). In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts, and veterinary groups. The decrease in dental net sales was primarily due to sales erosion related to the Meer acquisition and a reduction in dental equipment sales, primarily resulting from the Company's disposal of Marus in August 1998. The remaining increase in 1999 net sales was due to the technology business, which increased $18.9 million, or 64.1%, to $48.4 for the nine months ended September 25, 1999, from $29.5 million for the nine months ended September 26, 1998. The increase in technology and value-added product net sales was primarily due to increased practice management software sales and an acquisition.

      Gross profit increased by $71.4 million, or 16.2%, to $511.4 million for the nine months ended September 25, 1999, from $440.0 million for the nine months ended September 26, 1998. Gross profit margin decreased by 0.5% to 30.5% from 31.0% last year. Healthcare distribution gross profit increased $61.0 million, or 14.6%, to $478.3 million for the nine months ended September 25, 1999, from $417.3 for the nine months ended September 26, 1998. Healthcare distribution gross profit margin decreased by 0.6% to 29.4% for the nine months ended September 25, 1999, from 30.0% for the nine months ended September 26, 1998, primarily due to sales mix and lower manufacturers rebates as a result of reduced annual sales estimates. Technology gross profit increased by $10.4 million or 45.8% to $33.1 million for the nine months ended September 25, 1999 from $22.7 million for the nine months ended September 26, 1998. Technology gross profit margins decreased by 8.5% to 68.3% for nine months ended September 25, 1999 from 76.8% for the nine months ended September 26, 1998, primarily due to increased support and training costs along with changes in sales mix.

      Selling, general and administrative expenses increased by $45.9 million, or 12.2%, to $423.2 million for the nine months ended September 25, 1999 from $377.3 million for the nine months ended September 26, 1998. Selling and shipping expenses increased by $26.0 million, or 10.0%, to $285.0 million for the nine months ended September 25, 1999 from $259.0 million for the nine months ended September 26, 1998. As a percentage of net sales, selling and shipping expenses decreased 1.3% to 17.0% for the nine months ended September 25, 1999, from 18.3% for the nine months ended September 26, 1998. The decrease was primarily due to improvements in the Company's distribution efficiencies resulting from the leveraging of the Company's distribution infrastructure. General and administrative expenses increased $19.9 million, or 16.8%, to $138.2 million for the nine months ended September 25, 1999, from $118.3 million for the nine months ended September 26, 1998, primarily due to acquisitions. As a percentage of net sales, general and administrative expenses remained constant at 8.3% for the nine months ended September 25, 1999 and for the nine months ended September 26, 1998.

      Other income (expense) - net decreased by $8.1 million, to $(11.0) million for the nine months ended September 25, 1999, compared to $(2.9) million for the nine months ended September 26, 1998, due primarily to an increase in interest expense resulting from an increase in average borrowings and to a lesser extent an increase in interest rates, offset by higher interest income on notes receivable and accounts receivable balances.

      Equity in earnings of affiliates decreased $2.9 million to $(1.4) million for the nine months ended September 25, 1999 from $1.5 million for the nine months ended September 26, 1998. The decline was due to reduced earnings resulting from temporary suspension of manufacturing operations in connection with a voluntary recall of anesthetic products sold by Novocol an affiliate, in which the Company owns a non-controlling interest. On September 23, 1999 the FDA gave Novocol approval to resume production of its anesthetic products for shipment into the United States. Novocol resumed limited production and shipment of products in the fourth quarter.

      For the nine months ended September 25, 1999 the Company's effective tax rate was 41.1%. Excluding merger and integration costs, net of applicable taxes, the Company's effective tax rate for the nine months ended September 25, 1999 would have been 39.1%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes and non-deductible goodwill associated with certain stock acquisitions. For the nine months ended September 26, 1998, the Company's effective tax rate was 45.9%. Excluding merger and integration costs, net of applicable taxes, and including a pro forma adjustment for assumed tax expenses arising from the previously untaxed earnings of Meer, the Company's effective tax rate for the nine months ended September 26, 1998 would have been 38.3%. The difference between the Company's effective tax rate, excluding certain non-deductible merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

Year 2000

      Management has conducted a company-wide program to prepare the Company's computer systems, applications and software products for the year 2000, as well as, to assess the readiness for the year 2000 of critical vendors and other third parties upon which the Company relies to operate its business. The Year 2000 issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. The inability of computer programs worldwide to correctly process data after December 31, 1999 can have grave consequences for governments, businesses and consumers alike.

      The Company created a Year 2000 Task Force (the "Task Force") to assess the business risks associated with all phases of the Company's operations and to prioritize corrective actions to avoid or mitigate the consequences of each of the Company's and its critical vendors' and third parties' non-compliant systems, applications and products so as to minimize potential disruptions to its business and service to its customers. Consequently, the Task Force's efforts have been divided into three main categories; (i) internal business systems and products and services, (ii) critical vendor and other third party business systems and products and services, and (iii) customer business system interfaces.

      The Company has completed an inventory of all major business systems and has made modifications to substantially all of the business critical systems. The process is expected to continue through the end of the year as systems continue to be tested. At this time, all of the Company's software products currently offered for sale are year 2000 compliant. The vast majority of the Company's principal domestic suppliers have indicated that their systems and (where applicable) products currently offered are year 2000 compliant. The Company will seek alternate sources for products that are determined to be at risk. There can be no assurance that the Company will be able to identify sufficient alternative supply sources for all products and services such that disruption to the Company's business would not be affected. The Company currently ships substantially all of its orders in the United States by United Parcel Service ("UPS"). UPS has advised the Company that their systems are year 2000 compliant, including those systems used by the Company in its distribution centers.

      The Company has incurred internal payroll costs as well as consulting costs and other expenses related to customer and vendor relations, infrastructure, facility enhancements and software upgrades necessary to prepare the Company's products, services and systems for the year 2000. Management estimates that to date, the cost of this program to be between $2.0 million and $3.0 million, with approximately $1.5 million representing incremental costs to the Company. This cost does not include normal upgrading of business and financial systems that would be year 2000 compliant already.

      Business disruptions in the form of floods, blizzards, hurricanes, earthquakes and power failures are a normal part of the Company's contingency planning. In an effort to reduce the risks associated with Year 2000 problems, the Company has established and is currently continuing to develop Year 2000 contingency plans that build upon existing disaster recovery and contingency plans. Examples of the Company's existing contingency plans include alternative electronic means for placing and receiving orders, rerouting orders to alternate warehouses if necessary, and alternative communication lines.

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

      Contingency planning for all possible disruptions including Year 2000 disruptions will continue to be defined, improved and implemented.

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

      In 1998, the Company established a Euro Task Force to address its information system, product and customer concerns. The Company expects to achieve timely Euro information system and product readiness, so as to conduct transactions in the Euro, in accordance with implementation schedules as they are established by the European Commission. The Company does not anticipate that the costs of the overall effort will have a material adverse impact on future results.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's principal capital requirements have been to fund (a) acquisitions, (b) capital expenditures, and (c) working capital needs resulting from increased sales, extended payment terms on various products, special inventory forward buy-in opportunities, and initial start-up inventory requirements for new distribution centers. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities, private placement loans, and stock issuances.

      Net cash provided by operating activities for the nine months ended September 25, 1999 of $43.6 million resulted primarily from net income of $34.8 million, adjusted for non-cash charges of $28.7 million, offset by an increase in operating items of working capital of $19.9 million. The increase in working capital was primarily due to a decrease in accounts payable and other accrued expenses of $40.9 million primarily due to payments made to vendors for year-end inventory buy-ins, and an increase in accounts receivable of $22.1 million offset by a $30.2 million decrease in inventory, and a $12.9 million decrease in other current assets. The Company anticipates future increases in working capital requirements as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

      Net cash used in investing activities for the nine months ended September 25, 1999 of $137.7 million resulted primarily from cash used to make acquisitions of $128.1 million and capital expenditures of $20.7 million, offset primarily by the sale of certain equipment at two of the Company's distribution facilities that was subsequently leased back to the Company. The Company expects that it will invest in excess of $25.0 million during the year ending December 25, 1999, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

      Net cash provided by financing activities for the nine months ended September 25, 1999 of $104.9 million resulted primarily from borrowings under a new $130.0 million of new privately placed Senior Notes, offset primarily by repayments on the Company's revolving credit facility and other long-term debt.

      Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

      The Company's cash and cash equivalents as of September 25, 1999 of $39.1 million consist of bank balances and money market funds.

      The Company has a $150.0 million revolving credit facility, which has a termination date of August 15, 2002. Borrowings under the credit facility were $42.9 million at September 25, 1999. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $52.8 million at September 25, 1999, under which $46.2 million has been borrowed.

      On June 30, 1999, the Company completed a private placement transaction under which it issued $130.0 million in Senior Notes, the proceeds of which were used for the permanent financing of its recent acquisitions, GIV and Heiland, as well as repaying and retiring a portion of the four uncommitted bank lines. The notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Interest is payable semi-annually.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      As disclosed in the Company's 1998 Annual Report on Form 10K, Henry Schein, Inc. and one of its subsidiaries, are defendants in a matter in Texas District Court, Travis County, entitled Shelly E. Stromboe & Jeanne N. Taylor, et. al. on behalf of themselves and all others similarly situated vs.
Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc. Case No. 09-00886. This complaint alleges among other things, negligence and breach of contract involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental name. In October, 1999, the Court, on motion, certified both a Windows Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that 5,000 Windows customers and 15,000 DOS customers could be covered by the judge's ruling. The Company intends to file an appeal of the Court's determination, during which time a trial on the merits is stayed. The Company intends to continue to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.

            27.1 Financial Data Schedule

      (b)   Reports on Form 8-K.

            Report dated July 2, 1999. The Company issued a press release with respect to its consummation of a $130.0 million dollar private note placement. The notes have a 10-year term and bear interest at the rate of 6.94% per annum.

            Report dated September 9, 1999. The Company issued a press release with respect to the naming of Michael Racioppi, Vice President and General Manager of the Company's Medical Marketing Division, as interim President of the Company's Medical Group. Mr. Racioppi succeeds Bruce J. Haber who resigned as President of the Company's Medical group and also as a member of the Company's Board of Directors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HENRY SCHEIN, INC.
                                        (Registrant)

                                        By: /s/ Steven Paladino
                                            ------------------------------------
                                            STEVEN PALADINO
                                            Senior Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)
Dated: November 9, 1999