Form 10-K
period 1999-12-25
SCHEIN HENRY INC
filed 2000-03-24
CIK 1000228

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 25, 1999

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-27078

                               HENRY SCHEIN, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                                     11-3136595
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                                 135 Duryea Road
                               Melville, New York
                   (Address of principal executive offices)
                                      11747
                                   (Zip Code)

       Registrant's telephone number, including area code: (631) 843-5500

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

YES:  X     NO: __

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

      The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on March 20, 2000, was approximately $611,880,465.

      As of March 20, 2000, 40,792,031 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                      Documents Incorporated by Reference:
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 25, 1999) are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                                   Page
                                                                                  Number
PART I

  ITEM 1.   Business ..........................................................      1
  ITEM 2.   Properties ........................................................     12
  ITEM 3.   Legal Proceedings .................................................     12
  ITEM 4.   Submission of Matters to a Vote of Security Holders ...............     13

PART II

  ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
                 Matters ......................................................     14
  ITEM 6.   Selected Financial Data ...........................................     15
  ITEM 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations ....................................     18
  ITEM 7A.  Market Risks ......................................................     26
  ITEM 8.   Financial Statements and Supplementary Data .......................     28
  ITEM 9.   Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure .....................................     58
PART III

  ITEM 10.  Directors and Executive Officers of the Registrant ................     58
  ITEM 11.  Executive Compensation ............................................     58
  ITEM 12.  Security Ownership of Certain Beneficial Owners and Management ....     58
  ITEM 13.  Certain Relationships and Related Transactions ....................     58

PART IV

  ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...     58
            Exhibit Index .....................................................     62

                                     PART I

ITEM  1.  Business

General

      The Company is the largest distributor of healthcare products and services to office-based healthcare practitioners in the combined North American and European markets. The Company has operations in the United States, Canada, Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria, Spain, Israel, Australia and New Zealand, and conducts its business principally through two segments; healthcare distribution and technology. These segments, which are operated as individual business units, offer different products and services, albeit to the same customer base. The healthcare distribution segment consists of the Company's dental, medical, veterinary and international groups. The international group is comprised of the Company's healthcare distribution business units located primarily in Europe and the Pacific Rim, and offer products and services to dental, medical and veterinary customers located in their respective geographic regions. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the North American market.

      The Company sells products and services to over 400,000 customers, primarily dental practices and dental laboratories, as well as physician practices, veterinary clinics and institutions. In 1999, the Company's healthcare distribution business sold products to over 75% of the estimated 110,000 dental practices in the United States. The Company believes that there is strong awareness of the "Henry Schein" name among office-based healthcare practitioners due to its more than 65 years of experience in distributing healthcare products. Through its comprehensive catalogs and other direct sales and marketing programs, the Company offers its customers a broad product selection of both branded and private brand products which includes in excess of 70,000 stock keeping units ("SKU's") in North America, approximately 60,000 SKU's in Europe and approximately 23,000 SKU's in Australia, at published prices that the Company believes are below those of many of its competitors. The Company, through its technology business unit, offers various value-added products and services such as practice management software. As of December 25, 1999, the Company sold over 33,000 dental practice management software systems; more than any of its competitors.

      For further information on the Company's operating segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7 and Note 11 to the Consolidated Financial Statements.

      During 1999, the Company distributed over 14.O million pieces of direct marketing materials (such as catalogs, flyers and order stuffers) to approximately 650,000 office-based healthcare practitioners. The Company supports its direct marketing efforts with approximately 800 telesales representatives who facilitate order processing and generate sales through direct and frequent contact with customers and with approximately 1,150 field sales consultants, including equipment sales specialists. The Company utilizes database segmentation techniques to more effectively market its products and services to customers. The Company continues to expand its management information systems and has established strategically located distribution centers in the United States, Canada, Europe and Australia to enable it to better serve its customers and increase its operating efficiency. The Company believes that these investments, coupled with its broad product offerings, enable the Company to provide its customers with a single source of supply for substantially all their healthcare product needs and provide them with convenient ordering and rapid, accurate and complete order fulfillment. The Company estimates that approximately 99% of all orders in the United States and Canada received before 5:00 p.m. and 6:00 p.m., respectively, are shipped on the same day the order is received and approximately 99% of orders are received by the customer within two days of placing the order. In addition, the Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering.

Acquisition and Joint Venture Strategies

      The Company believes that there has been consolidation among healthcare products distributors serving office-based healthcare practitioners and that this consolidation will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In recent years, the Company has acquired or entered into agreements with a number of companies engaged in businesses that are complementary to those of the Company. The Company's acquisition and joint venture strategies include acquiring additional sales that will be channeled through the Company's existing infrastructure, acquiring access to additional product lines, acquiring regional distributors with networks of field sales consultants and international expansion. During the year ended December 25, 1999, the Company completed nine acquisitions. The completed acquisitions, which had aggregate net sales for 1998 of approximately $324.0 million, included (a) four international companies, (b) four medical supply companies, and (c) one valued-added services company. Of the nine completed acquisitions, eight were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting.

      During 1998, the Company acquired five companies, which had aggregate net sales for 1997 of approximately $265.0 million, including (a) two dental supply companies, the most significant of which was the H. Meer Dental Supply Co., Inc. ("Meer"); (b) two medical supply companies and (c) one international dental supply company. Of the five completed acquisitions, four were accounted for under the pooling of interests method of accounting, and the remaining acquisition of a 50.1% interest was accounted for under the purchase method of accounting.

      During 1997, the Company acquired 24 healthcare distribution businesses. The 1997 acquisitions, which had aggregate net sales for 1996 of approximately $558.6 million, included (a) eleven dental supply companies, the most significant of which was Sullivan Dental Products, Inc. ("Sullivan"); (b) four medical supply companies, the most significant of which was Micro Bio-Medics, Inc. ("MBMI"); (c) two international dental and three international medical supply companies; (d) three technology and value-added product companies; the most significant of which was Dentrix Dental Systems, Inc. ("Dentrix"); and (e) certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians. Of the 24 completed acquisitions, six were accounted for under the pooling of interests method, with the remainder being accounted for under the purchase method of accounting (fourteen for 100% ownership interest and three for majority ownership interests).

Customers

      The Company, through its healthcare distribution and technology businesses, serves over 400,000 customers worldwide in the dental, medical and veterinary markets. The Company's dental customers include office-based dental practices, dental laboratories, universities, institutions, governmental agencies and large group and corporate accounts; medical customers include office-based physician practices, podiatrists, surgery centers, institutions, hospitals and governmental agencies; and the Company's veterinary products are sold primarily to office-based veterinarians serving primarily small companion animals.

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

      Over the past several years; the Company has expanded its customer base to include larger purchasing organizations, including certain dental laboratories, institutions, government agencies, hospitals, and surgery centers. More recently, as cost-containment pressures have resulted in increased demand for low-cost products and value-added services, the Company has targeted specific groups of practices under common ownership, institutions and professional groups. For example, the Company has an exclusive direct marketing agreement with an American Medical Association ("AMA") sponsored service and a veterinarian-sponsored service, pursuant to which member practitioners have access to the services' lower priced products. In 1999, the AMA-sponsored service and the veterinarian-sponsored purchasing service accounted for net sales of over $39.7 million. These services, government institutions and agencies, hospitals and other large or collective purchasers, require low-cost pricing and detailed product and usage information and reporting. The Company believes it is well situated to meet the needs of these customers, given its broad, low-cost product offerings and its management information systems. No single customer accounted for more than 1.0% of net sales in 1999.

Sales and Marketing

      The Company's sales and marketing efforts, which are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasize the Company's broad product lines, competitive prices and ease of order placement. The key elements of the Company's program in the United States are:

      Direct Marketing. During 1999, the Company distributed over 14.0 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to approximately 650,000 office-based healthcare practitioners. The Company's principal U.S. dental catalog, which is issued semi-annually, contains an average of over 450 pages and includes approximately 36,000 SKU's. The number of catalogs and other materials received by each customer depends upon the market they serve, as well, as their purchasing history. The Company's catalogs include detailed descriptions and specifications of both branded and private brand products and are utilized by healthcare practitioners as a reference source. By evaluating its customers' purchasing patterns, area of specialty, past product selections and other criteria, the Company identifies customers who may respond better to specific promotions or products. To facilitate its direct marketing activities, the Company maintains an in-house advertising department, which performs many creative services, which the Company believes streamlines the production process, provides greater flexibility and creativity in catalog production, and results in cost savings.

      Telesales. The Company supports its direct marketing with approximately 800 inbound and outbound telesales representatives who facilitate order processing and generate new sales through direct and frequent contact with customers. Inbound telesales representatives are responsible for assisting customers in purchasing decisions, as well as, answering product pricing and availability questions. In addition to assisting customers, inbound telesales representatives also market complementary or promotional products. The Company's telesales representatives utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history.

      The Company utilizes outbound telesales representatives and programs to better market its services to those customer accounts identified by the Company as either being high volume or high order frequency accounts. The Company's U.S. dental outbound telesales representatives accounted for approximately $205.6 million of the Company's net sales in 1999. The Company has approximately 250 medical and veterinary telesales representatives, many of which make outbound calls in addition to handling inbound telesales. Outbound telesales representatives strive to manage long-term relationships with these customers through frequent and/or regularly scheduled phone contact and personalized service.

      The Company's telesales representatives generally participate in an initial two-week training course designed to familiarize the sales representative with the Company's products, services and systems. In addition, generally all telesales representatives attend periodic training sessions and special sales programs and receive incentives, including monthly commissions.

      Field Sales Consultants. The Company has approximately 1,150 field sales consultants, including equipment sales specialists, covering certain major North American, European and Pacific Rim markets. These field sales consultants concentrate on attracting new customers and increasing sales to customers who do not currently order a high percentage of their total product needs from the Company. This strategy is designed to complement the Company's direct marketing and telesales strategies and to enable the Company to better market, service and support the sale of more sophisticated products and equipment. Once a field sales consultant has established a relationship with a customer, the consultant encourages the customer to use the Company's automated ordering process or its telesales representatives for its day-to-day needs. This simplifies the ordering process for the customer and increases the effectiveness of the field sales consultant.

Customer Service

      A principal element of the Company's customer service approach is to offer an order entry process that is convenient, easy and flexible. Customers typically place orders with one of the Company's experienced telesales representatives. Orders may also be placed 24-hours a day by fax, mail, Internet, its computerized order entry system known as ArubA(R), or ArubA(R) TouchTone (the Company's 24-hour automated phone service).

      The Company focuses on providing rapid and accurate order fulfillment and high fill rates. The Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering, and that approximately 99% of all orders in the United States and Canada received before 5:00 p.m. and 6:00 p.m., respectively, are shipped on the same day the order is received. In addition, because the Company seeks to service a customer's entire order from the distribution center nearest the customer's facility, approximately 99% of orders are received within two days of placing the order. The Company continually monitors its customer service through customer surveys, focus groups and daily statistical reports. The Company maintains a liberal return policy to better assure customer satisfaction with its products.

Products

      The following chart sets forth the principal categories of products offered by the Company's healthcare distribution and technology businesses and certain top selling types of products in each category, with the percentage of 1999 consolidated net sales in parenthesis:

                         HEALTHCARE DISTRIBUTION (96.8%)
                         -------------------------------


                             Dental Products (57.6%)
                             -----------------------

Consumable Dental Products and Small
           Equipment (44.9%)                    Dental Laboratory Products (3.0%)             Large Dental Equipment (9.7%)
-----------------------------------------   -----------------------------------------   -----------------------------------------
X-Ray Products; Infection Control;          Teeth; Composites; Gypsum; Acrylics;        Dental Chairs; Units and Lights; X-Rays;
Handpieces; Preventatives; Impression       Articulators; and Abrasives                 and Equipment Repair
Materials; Composites; and Anesthetics,
and Financial Products


    Medical Products (35.2%)                                                              Veterinary Products (4.0%)
-----------------------------------                                                      -----------------------------------
Branded and Generic                                                                      Branded and Generic
Pharmaceuticals; Surgical                                                                Pharmaceuticals; Surgical
Products; Diagnostic Tests;                                                              Products; and Dental Products
Infection Control; and Vitamins


          TECHNOLOGY AND OTHER VALUE-ADDED PRODUCTS AND SERVICES (3.2%)
          -------------------------------------------------------------
          Software and Related Products; other value-added products


      The percentage of 1998 and 1997 net sales was as follows: consumable dental products and small equipment, 49.8% and 51.1%, respectively; dental laboratory products, 3.6% and 3.3%, respectively; large dental equipment, 12.9% and 13.6%, respectively; medical products, 28.5% and 26.7%, respectively; veterinary products, 2.7% and 2.9%, respectively; and technology and value-added products and services, 2.5% and 2.4%, respectively.

Consumable Supplies and Equipment

      The Company offers in excess of 70,000 SKU's to its customers in North America, of which approximately 55,000 SKU's are offered to its dental customers, approximately 23,000 are offered to its medical customers and approximately 22,000 are offered to its veterinary customers. Over 25% of the Company's products are offered to all three types of the Company's customers in North America. The Company offers approximately 60,000 SKU's and 23,000 SKU's to its customers in Europe and Australia, respectively. Approximately 7.9% of the Company's net sales in 1999 were from sales of products offered under the Henry Schein private brand (i.e., products manufactured by various third parties and HS Pharmaceutical for distribution by the Company under the Henry Schein(R) brand). The Company believes that the Henry Schein private brand line of over 7,500 SKU's offered in the United States and Canada is one of the most extensive in the industry. The Company also distributes certain generic pharmaceuticals manufactured by HS Pharmaceutical, a 50%-owned affiliated company. The Company updates its product offerings regularly to meet its customers' changing needs.

      The Company offers a repair service, ProRepair(R), which provides one to two-day turnaround for hand pieces and certain small equipment. The Company also provides in-office installation and repair services for large equipment in certain markets in North America, Europe and the Pacific Rim. The Company had a total of 115 centers open at the end of 1999.

      The Company offers its customers assistance in managing their practices providing access to a number of financial services and products at rates which the Company believes are lower than what they would be able to secure independently. The Company's equipment leasing programs allow it to fulfill a wide variety of practitioner financing needs. The Company also provides financing and consulting services for all phases of a physician's practice including practice start-up, practice acquisition and debt consolidation. The patient financing program provides the Company's dental and veterinary customers a method for reducing receivables and improving cash flow by providing patients access to financing. Through an arrangement with one of the nations largest bank credit card processors, the Company offers electronic bankcard processing. The Company also offers electronic insurance claims submission services for faster, cheaper processing of patient reimbursements, all through a third-party provider for a transaction fee. The Company does not assume any financial obligation to its customers or their patients in these programs. The Company also offers practice management consulting services in selected markets in the United States.

Technology and Other Value-Added Products and Services

      The Company sells practice management software systems to its dental and veterinary customers. The Company sold over 23,500 and 9,900 units of its Easy Dental(R) Plus and Dentrix software systems, respectively, as of the end of fiscal 1999, and over 3,900 of its AVImark(R) veterinary software systems which includes conversions. The Company's practice management software products provide practitioners with patient treatment history, billing and accounts receivable analysis and management, an appointment calendar, electronic claims processing and word processing programs. The Company provides technical support and conversion services from other software. In addition, the Easy Dental(R) Plus and Dentrix software systems allow customers to connect with the Company's order entry management systems. The Dentrix system is one of the most comprehensive clinically-based dental practice management software packages in the United States. The Dentrix premium software product complements Easy Dental(R) Plus, the Company's high-value practice management system. The Company believes the combined software product offerings enhance its ability to provide its customers with the widest array of system solutions to help manage their practices.

Information Systems

      The Company's management information systems generally allow for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution. A key attribute of the Company's management information systems is the daily operating control reports which allow managers throughout the Company to share information and monitor daily progress relating to sales activity, gross profit, credit and returns, inventory levels, stock balancing, unshipped orders, order fulfillment and other operational statistics. The Company continually seeks to enhance and upgrade its order processing information system. Additionally, in the United States, the Company has installed an integrated information system for its large dental equipment sales and service functions. Such systems centralize the tracking of customers' equipment orders as well as spare parts inventories and repair services. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operation" in ITEM 7.)

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

Purchasing

      The Company believes that effective purchasing is a key element to maintaining and enhancing its position as a low-cost provider of healthcare products. The Company frequently evaluates its purchase requirements and suppliers' offerings and prices in order to obtain products at the best possible cost. The Company believes that its ability to make high volume purchases has enabled it to obtain favorable pricing and terms from its suppliers. The Company obtains its products for its North American distribution centers from over 2,000 suppliers of name brand products; in addition, the Company has established relationships with numerous local vendors to obtain products for its European and Pacific Rim distribution centers. In 1999, the Company's top 10 healthcare distribution vendors and the Company's single largest vendor, accounted for approximately 22.2% and 8.1%, respectively, of the Company's aggregate purchases.

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

      In the United States, the Company competes with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added services and products. In the sale of its dental products, the Company's principal national competitor is Patterson Dental Co. In addition, the Company competes against a number of other distributors that operate on a national, regional and local level. The Company's principal competitors in the sale of medical products are PSS World Medical, Inc. and the General Medical division of McKesson HBOC, Inc., which are national distributors. In the veterinary market, the Company's two principal national competitors include The Butler Company and Burns Veterinary Supply. The Company also competes against a number of regional and local medical and veterinary distributors, as well as, a number of manufacturers that sell directly to physicians and veterinarians. With regard to the Company's practice management software, the Company competes against numerous other firms, including firms with substantial sales such as InfoCure Corporation, which targets dental practices, and Idexx Laboratories, Inc., which serves veterinary practices. The Company believes that it competes in Canada substantially on the same basis as in the United States.

      The Company also faces intense competition internationally, where the Company competes on the basis of price and customer service against several large competitors, including ORBIS, Sirona Dental and the GACD Group, as well as a large number of dental product distributors and manufacturers in Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria, Spain, Portugal, Israel, Australia and New Zealand.

Governmental Regulation

      The Company's business is subject to requirements under various local, state, Federal and foreign governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices. Among the Federal laws with which the Company must comply are the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, and the Controlled Substances Act. It is possible that the Company may be prevented from selling manufactured products if the Company (including its 50%-owned affiliated company, HS Pharmaceutical, which distributes and manufactures generic pharmaceuticals) were to receive an adverse report following an inspection by the Food and Drug Administration (the "FDA") or the Drug Enforcement Administration, or if a competitor were to receive prior approval of new products from the FDA. A violation of a law by HS Pharmaceutical could cause its operations to be suspended. A suspension could have an adverse effect on the Company's equity in earnings of affiliates and could cause the Company to seek alternative sources of products manufactured by HS Pharmaceutical, possibly at higher prices than currently paid by the Company. In response to a Warning Letter from the FDA regarding its compliance with current Good Manufacturing Practices (cGMP's) of its dental anesthetic products, HS Pharmaceutical temporarily suspended the manufacture and shipment of these products to the United States. In each of January and February 1999, HS Pharmaceutical instituted a voluntary recall of approximately 240 batches, in the aggregate, of dental anesthetic products sold in 1997 and 1998 under its name and certain private labels. The Company's share of the net loss for 1999 of Henry Schein Pharmaceutical was approximately $0.07 per share on a diluted basis. During the fourth quarter of 1999, the FDA lifted its import ban and Henry Schein Pharmaceutical resumed manufacturing and shipments of these products to the United States.

      The Federal Food, Drug, and Cosmetic Act generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, marketing and distribution of, and recordkeeping for, pharmaceuticals and medical devices shipped in interstate commerce. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or licensed by each state in which they conduct business in accordance with federally established guidelines on storage, handling and record maintenance. Under the Controlled Substances Act, the Company, as a distributor of controlled substances, is required to obtain annually a registration from the Attorney General in accordance with specified rules and regulations and is subject to inspection by the Drug Enforcement Administration acting on behalf of the Attorney General. The Company is required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates. In addition, the Company's dentist and physician customers are subject to significant governmental regulation. There can be no assurance that regulations that impact dentists' or physicians' practices will not have a material adverse impact on the Company's business.

      The Company believes that it is in substantial compliance with all of the foregoing laws and the regulations promulgated thereunder and possesses all material permits and licenses required for the conduct of its business.

Proprietary Rights

      The Company holds trademarks relating to the "Henry Schein" name and logo, as well, as certain other trademarks. Pursuant to certain agreements executed in connection with a reorganization of the Company, both the Company and an affiliated company, Schein Pharmaceutical, Inc., a company engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the "Schein" name in connection with their respective businesses, but Schein Pharmaceutical, Inc. is not entitled to use the name "Henry Schein". The Company intends to protect its trademarks to the fullest extent practicable.

Employees

      As of December 25, 1999, the Company had over 6,500 full-time employees in North America, Europe and Australia, including approximately 800 telesales representatives, 1,150 field sales consultants, including equipment sales specialists, 1,550 warehouse employees, 150 computer programmers and technicians, 550 management employees and 2,300 office, clerical and administrative employees. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

Disclosure Regarding Forward Looking Statements

      The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in ITEMS 1, 2, 3, 7 and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restriction on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described above in this ITEM under "Competition" and "Government Regulation", and below in ITEM 3 in "Legal Proceedings" and in ITEM 7 in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

      The Company's principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and its telephone number is 631-843-5500. As used in this Report, the term the "Company" refers to Henry Schein, Inc., a Delaware corporation, and its subsidiaries, 50%-owned companies and predecessor, unless otherwise stated.

Executive Officers of the Registrant

      The following table sets forth certain information regarding the executive officers of the Company.

            Name                     Age                                Position
------------------------------   -----------   ------------------------------------------------------------

Stanley M. Bergman ...........       50        Chairman, Chief Executive Officer, President and Director
Gerald A. Benjamin ...........       47        Executive Vice President - Chief Administive Officer and Director
James P. Breslawski ..........       46        Executive Vice President - President US Dental and Director
Leonard A. David .............       51        Vice President - Human Resources and Special Counsel and  Director
Diane Forrest   ..............       53        Senior Vice President - Information Services and Chief Information Officer
Larry M. Gibson  .............       53        President - Practice Management Technologies Group
Michael Racioppi  ............       45        President - Medical Group
Mark E. Mlotek ...............       44        Senior Vice President, Corporate Business Development Group and Director
Steven Paladino  .............       42        Executive Vice President, Chief Financial Officer and Director
Michael Zack .................       47        Senior Vice President - International Group


      Stanley M. Bergman has been Chairman, Chief Executive Officer and President since 1989 and a director of the Company since 1982. Mr. Bergman held the position of Executive Vice President of the Company and Schein Pharmaceutical, Inc. from 1985 to 1989 and Vice President of Finance and Administration of the Company from 1980 to 1985. Mr. Bergman is a certified public accountant.

      Gerald A. Benjamin has been Executive Vice President, Chief Administrative Officer since February 2000. Prior to holding his current position, Mr. Benjamin was Senior Vice President of Administration and Customer Satisfaction since 1993, and has been a director of the Company since September 1994. Mr. Benjamin was Vice President of Distribution Operations of the Company from 1990 to 1992 and Director of Materials Management of the Company from 1988 to 1990.

      James P. Breslawski has been Executive Vice President of the Company since 1990, with primary responsibility for the US Dental Group, and a director of the Company since 1990. Between 1980 and 1990, Mr. Breslawski held various positions with the Company, including Chief Financial Officer, Vice President of Finance and Administration and Controller. Mr. Breslawski is a certified public accountant.

      Leonard A. David has been Vice President of Human Resources and Special Counsel since January 1995. Mr. David held the office of Vice President,
General Counsel and Secretary from 1990 to 1995 and practiced corporate and business law for eight years prior to joining the Company. Mr. David has been a director of the Company since September 1994.

      Diane Forrest has been Senior Vice President of Information Services and Chief Information Officer since 1994. Prior to joining the Company, Ms. Forrest was employed by Tambrands Inc. as Vice President of Information Services from 1987 to 1994, KPMG Peat Marwick as Senior Manager in the management consulting division from 1982 to 1987 and Nabisco Brands, Inc. as Corporate Manager of Manufacturing Systems from 1978 to 1982.

      Larry M. Gibson joined the Company as President of the Practice Management Technologies Group in February 1997, concurrent with the acquisition of Dentrix. Before joining the Company, Mr. Gibson was founder, Chairman and CEO of Dentrix, started in 1980. Prior to his employment with Dentrix, Mr. Gibson was employed by Weidner Communication Systems from 1978.

      Michael Racioppi has been President of the Medical Group since February 2000 and Interim President since September 1999. Prior to holding his current position, Mr. Racioppi was Vice President of the Company since 1994, with primary responsibility for the Medical Division, the marketing and merchandising groups. Mr. Racioppi served as Vice President and as Senior Director, Corporate Merchandising from 1992 to 1994. Before joining the Company in 1992, Mr. Racioppi was employed by Ketchum Distributors Inc. as the Vice President of Purchasing and Marketing.

      Mark E. Mlotek has been Senior Vice President of Corporate Business Development Group since February 2000. Prior to holding his current position, Mr. Mlotek was Vice President, General Counsel and Secretary from 1994 to 1999, and became a director of the Company in September 1995. Prior to joining the Company, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, counsel to the Company, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

      Steven Paladino has been Executive Vice President and Chief Financial Officer since February 2000. Prior to holding his current position, Mr. Paladino was Senior Vice President and Chief Financial Officer of the Company since 1993 and has been a director of the Company since 1992. From 1990 to 1992, Mr. Paladino served as Vice President and Treasurer and from 1987 to 1990 served as Corporate Controller of the Company. Before joining the Company, Mr. Paladino was employed as a public accountant for seven years and most recently was with the international accounting firm of BDO Seidman, LLP. Mr. Paladino is a certified public accountant.

      Michael Zack has been responsible for the International Group of the Company since 1989. Mr. Zack was employed by Polymer Technology (a subsidiary of Bausch & Lomb) as Vice President of International Operations from 1984 to 1989 and by Gruenenthal GmbH as Manager of International Subsidiaries from 1975 to 1984.

ITEM 2.  Properties

      The Company owns or leases the following properties:

                                                                                             Approximate
             Property                            Location                   Own or Lease    Square Footage    Lease Expiration Date
             --------                            --------                   ------------    --------------    ---------------------
Corporate Headquarters ..........          Melville, NY                        Lease           172,000            December 2005
Distribution Center .............          Denver, PA                          Lease           413,000            December 2007
Distribution Center .............          Pelham, NY (1)                      Lease           108,000              July 2007
Distribution Center .............          Syosset, NY                         Lease           120,000              April 2001
Distribution Center .............          Secaucus, NJ                        Lease           138,000            November 2008
Distribution Center .............          Indianapolis, IN                    Lease           225,000              June 2001
Distribution Center .............          West Allis, WI                      Lease           108,000            November 2011
Distribution Center .............          Grapevine, TX                       Lease           132,000              July 2008
Distribution Center .............          Sparks, NV                          Lease           115,000              June 2002
Distribution Center .............          United Kingdom                      Lease            85,000             August 2005
Distribution Center .............          Gallin, Germany                     Own             172,000                 N/A


      (1) The Company is subletting 66,500 square feet of this facility through July 2007.

      These properties are primarily used in the Company's healthcare distribution segment.

      The Company also leases distribution, office, showroom and sales space in other locations in the United States, Canada, France, Germany, the Republic of Ireland, The Netherlands, Spain, Australia, New Zealand, Mexico, Israel and the United Kingdom. Two 50%-owned companies also lease space in the United States and Canada.

      The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. The Company has additional operating capacity at its listed facilities.

ITEM 3.  Legal Proceedings

      The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 25, 1999, the Company was named a defendant in approximately fifty such cases. Of these product liability claims, thirty-eight involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon the financial viability of the manufacturer and insurer.

      In addition, the Company is subject to other claims, suits and complaints, which arise in the course of the Company's business. In Texas District Court, Travis County, the Company, and one of its subsidiaries, are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc. Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental name. In October 1999, the Court, on motion, certified both a Windows Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows customers and 15,000 DOS customers could be covered by the judge's ruling. The Company has filed an appeal of the Court's determination, during which time a trial on the merits is stayed. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

      The Company has various insurance policies, including product liability insurance covering risks and in amounts it considers adequate. In many cases the Company is provided indemnification by the manufacturer of the product. There can be no assurance that the coverage maintained by the Company is sufficient to cover all future claims or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. The Company intends to vigorously defend all such claims, suits and complaints. In the opinion of the Company, all such pending matters are covered by insurance or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

ITEM 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 1999.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

      The following table sets forth, for the periods indicated, the high and low reported sales prices of the Common Stock of the Company as reported on the NASDAQ National Market System for each quarterly period in fiscal 1998 and 1999 and for the first quarter of fiscal 2000 through March 20, 2000.


                                                            High          Low
                                                            ----          ---

Fiscal 1998:
1st Quarter ............................................  $ 41.00      $ 29.25
2nd Quarter ............................................  $ 46.25      $ 37.00
3rd Quarter ............................................  $ 51.13      $ 31.00
4th Quarter ............................................  $ 40.38      $ 24.75

Fiscal 1999:
1st Quarter ............................................  $.46.88      $ 24.00
2nd Quarter ............................................  $ 35.00      $ 19.56
3rd Quarter ............................................  $ 32.13      $ 13.25
4th Quarter ............................................  $ 15.38      $ 10.38

Fiscal 2000:
1st Quarter (Through March 20, 2000) ...................  $ 18.81      $ 10.75


      The Company's Common Stock is quoted through the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "HSIC". On March 20, 2000, there were approximately 893 holders of record of the Common Stock. On March 20, 2000, the last reported sales price was $15.00.

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

ITEM 6. Selected Financial Data

      The following selected financial data with respect to the Company's financial position and its results of operations for each of the five years in the period ended December 25, 1999 set forth below has been derived from the Company's consolidated financial statements. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in ITEM 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7. The Selected Operating Data and Net Sales By Market Data presented below have not been audited.


                                                                                      Years Ended
                                                     -----------------------------------------------------------------------------
                                                     December 25,    December 26,    December 27,    December 28,    December 30,
                                                         1999            1998            1997            1996            1995
                                                     ------------    ------------    ------------    ------------    ------------
                                                              (In thousands, except per share and selected operating data)

Statement of Operations Data:
Net sales .......................................... $ 2,285,700     $ 1,921,685     $ 1,698,496     $ 1,374,343     $ 1,090,936
Gross profit .......................................     698,356         601,824         510,398         412,755         339,320
Selling, general and administrative
     expenses ......................................     579,124         505,628         447,789         369,642         306,347
Merger and integration costs (1) ...................      13,467          56,666          50,779               -               -
Special management compensation (2) ................           -               -               -               -          20,797
Operating income....................................     105,765          39,530          11,830          43,113          12,176
Other income (expense) - net........................     (15,982)         (3,516)          1,085           2,829          (3,921)
Income before taxes on income,
     minority interest and equity in
     earnings (losses) of affiliates                      89,783          36,014          12,915          45,942           8,255
Taxes on income ....................................      35,589          20,325          17,670          18,606          10,823
Minority interest in net income(loss)
     of subsidiaries ...............................       1,690             145            (430)            246             509
Equity in earnings (losses) of affiliates ..........      (2,192)            783           2,141           1,595           1,537
Net income (loss) ..................................      50,312          16,327          (2,184)         28,685          (1,540)

Net income (loss) per common share:
     Basic .........................................      $ 1.24          $ 0.42         $ (0.06)         $ 0.85         $ (0.06)
     Diluted .......................................      $ 1.21          $ 0.39         $ (0.06)         $ 0.81         $ (0.06)

Weighted average shares outstanding:
     Basic .........................................      40,585          39,305          37,531          33,714          25,719
     Diluted .......................................      41,438          41,549          37,531          35,202          25,719

                                                                                      Years Ended
                                                     -----------------------------------------------------------------------------
                                                     December 25,    December 26,    December 27,    December 28,    December 30,
                                                         1999            1998            1997            1996            1995
                                                     ------------    ------------    ------------    ------------    ------------
                                                              (In thousands, except per share and selected operating data)

Pro Forma Data (3):
Pro forma operating income .........................                                                                    $ 32,973
Pro forma net income (loss) ........................                    $ 13,748        $ (1,778)       $ 29,023        $ 17,936
Pro forma net income (loss) per common share:
     Basic .........................................                      $ 0.35         $ (0.05)         $ 0.86          $ 0.70
     Diluted .......................................                      $ 0.33         $ (0.05)         $ 0.82          $ 0.66
Pro forma average shares outstanding:
     Basic .........................................                      39,305          37,531          33,714          25,719
     Diluted .......................................                      41,549          37,531          35,202          27,005
Selected Operating Data:
Number of orders shipped ..........................    7,979,000       6,718,000       6,064,000       5,127,000       4,571,000
Average order size ................................        $ 286           $ 286           $ 280           $ 268           $ 239

Net Sales by Market Data:
Healthcare Distribution:
     Dental (4) ...................................   $1,049,634      $1,083,994       $ 999,456       $ 819,721       $ 675,457
     Medical ......................................      712,707         515,728         441,015         341,329         245,439
     Veterinary ...................................       52,286          48,307          40,843          35,329          29,330
     International (5) ............................      404,186         230,999         181,239         146,999         107,703
                                                     ------------    ------------    ------------    ------------    ------------
       Total Healthcare Distribution ..............    2,218,813       1,879,028       1,662,553       1,343,378       1,057,929
Technology (6) ....................................       66,887          42,657          35,943          30,965          33,007
                                                     ------------    ------------    ------------    ------------    ------------
                                                      $2,285,700      $1,921,685      $1,698,496      $1,374,343      $1,090,936
                                                     ============    ============    ============    ============    ============

Balance Sheet data(at period end):
Working capital ...................................    $ 428,429       $ 403,592       $ 312,916       $ 290,482       $ 188,303
Total assets ......................................    1,204,102         962,040         803,946         668,239         481,701
Total debt ........................................      363,624         209,451         148,685          59,404          79,498
Minority interest .................................        7,855           5,904           2,225           5,289           4,547
Stockholders' equity ..............................      517,867         463,034         424,223         408,877         238,041


(1) Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, write-off of duplicate management information systems, other assets and the impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs incurred primarily in connection with the 1998 acquisition of Meer and the 1997 acquisitions of Sullivan, MBMI and Dentrix, which were accounted for under the pooling of interests method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition and Joint Ventures Strategies" in ITEM 7 and the Consolidated Financial Statements and related notes thereto in ITEM 8.

(2) Includes: non-cash special management compensation charges of $17.5 million arising from final mark-to-market adjustments (reflecting an increase in estimated market value from 1994 to the initial public offering price of $16.00 per share) for stock grants made to an executive officer of the Company in 1992 and other stock issuances made to certain other senior management of the Company (because of certain repurchase features which expired with the initial public offering), an approximate $2.8 million non-cash special management compensation charge (also based on the initial public offering price of $16.00 per share) relating to compensatory options granted in 1995, and a cash payment of $0.5 million for additional income taxes resulting from such stock issuances.

(3) Reflects the pro forma elimination of special charges incurred in 1995 for special management compensation of $20.8 million, arising from a reorganization, and the related tax effects of $1.2 million and provision for income taxes on previously untaxed earnings of Dentrix as an S Corporation of $1.2 million, and $0.5 million for 1996 and 1995, respectively, and provision for income tax (expense) recoveries on previously untaxed earnings of Meer as an S Corporation of $(0.6) million, $0.4 million, $1.5 million, and $0.3 million for 1998, 1997, 1996, and 1995, respectively, and the pro forma elimination of a net deferred tax asset arising from Meer's conversion from an S Corporation to a C Corporation of

    $2.0 million in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition and Joint Ventures Strategies" in ITEM 7 herein.

(4) Dental consists of the Company's dental business in the United States and Canada.

(5) International consists of the Company's business (primarily dental) outside the United States and Canada, primarily Europe and Australia.

(6) Technology consists of the Company's practice management software business and certain other value-added products and services.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the Company's consolidated financial statements and notes thereto included herein.

Acquisition and Joint Venture Strategies

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

      During the year ended December 25, 1999, the Company completed nine acquisitions. The completed acquisitions included General Injectables and Vaccines, Inc. ("GIV"), through the purchase of all of the outstanding common stock of Biological & Popular Culture, Inc., and the international dental, medical and veterinary healthcare distribution businesses of Heiland Holding GmbH (the "Heiland Group"). GIV, which had 1998 net sales of approximately $120.0 million, is a leading independent direct marketer of vaccines and other injectable products to office-based practitioners in the United States. The Heiland Group, the largest direct marketer of healthcare supplies to office-based practitioners in Germany, had 1998 net sales of approximately $130.0 million. The acquisition agreements for GIV and the Heiland Group provide for additional consideration of up to $20.0 million per year through 2004, not to exceed $75.0 million in total, and $3.9 million per year through 2001, respectively, to be paid if certain sales and profitability targets are met. The GIV acquisition agreement also provides for additional consideration of $5.4 million based upon sales of new products, as defined. The remaining seven acquisitions had combined net sales of approximately $74.0 million for 1998. Six of the acquisitions were accounted for under the purchase method of accounting, while the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition dates. The total cash purchase price paid for the acquisitions accounted for under the purchase method of accounting was approximately $137.2 million. The excess of the acquisition costs over the fair value of identifiable assets will be amortized on a straight-line basis over 30 years. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the quarter in which the acquisition occurred. The Company issued 189,833 shares of its Common Stock with an aggregate market value of $6.4 million in connection with the pooling transaction.

      During the year ended December 26, 1998, the Company completed five acquisitions. The 1998 completed acquisitions included two dental supply companies, the most significant of which was Meer, a leading full-service dental distributor serving dentists, dental laboratories and institutions throughout the United States, with 1997 annual net sales of approximately $180.0 million. Combined, Meer and the other dental company had approximately $212.0 million in aggregate net sales for 1997. The completed acquisitions also included two medical supply companies with aggregate net sales for 1997 of approximately $37.0 million, and one international dental distribution business with 1997 net sales of approximately $16.0 million. Of the five completed acquisitions, four (including Meer) were accounted for under the pooling of interests method, and the remaining acquisition of a 50.1% interest was accounted for under the purchase method of accounting. The financial statements were restated to give retroactive effect to the Meer transaction, as the remaining three pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Results of operations of the business acquisition accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date.

      The Company issued 2,973,680 shares, 347,063 shares and 121,000 shares of its Common Stock, with an aggregate value of approximately $151.1 million in connection with three of the 1998 pooling transactions. Prior to its acquisition by the Company, Meer elected to be treated as an S Corporation under the Internal Revenue Code, and accordingly, was not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect a provision for income taxes for each period presented and the elimination of a deferred tax benefit arising from Meer's conversion from the S Corporation to a C Corporation.

      Additionally, in connection with one of the 1998 dental supply company acquisitions accounted for under the pooling of interests method of accounting, the Company issued shares of a subsidiary, with rights equivalent to those of the Company's Common Stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, and had an aggregate value of approximately $24.0 million. The total cash purchase price for the 1998 acquisition accounted for under the purchase method of accounting was approximately $6.8 million. The excess of the acquisition costs over the fair value of identifiable net assets acquired are being amortized on a straight-line basis over 30 years.

      During the year ended December 27, 1997, the Company acquired in pooling of interests transactions, all of the outstanding common stock of (i) Sullivan, a distributor of consumable dental supplies and equipment, (ii) MBMI, a distributor of medical supplies and (iii) Dentrix, a leading provider of clinically-based dental practice management systems. Prior to its acquisition of the company, Dentrix elected to be treated as an S Corporation under the Internal Revenue Code, and accordingly, its earnings were not subject to taxation at the corporate level. Pro forma adjustments have been made to reflect a provision for income taxes on such previously untaxed earnings for each period presented.

      In addition to these three acquisitions, the Company completed 21 other acquisitions including; three medical and ten dental supply companies with aggregate net sales for 1996 of approximately $32.0 million and $41.8 million, respectively; two international dental and three international medical supply companies with aggregate net sales for 1996 of approximately $5.3 million and $18.3 million, respectively; two technology and other value-added product companies with aggregate net sales for 1996 of approximately $10.1 million; and certain assets and the business of IDE Interstate, Inc., a direct marketer of healthcare products to dentists, doctors and veterinarians with net sales for 1996 of approximately $50.0 million.

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

      In connection with the 1999, 1998 and 1997 acquisitions, the Company incurred certain merger and integration costs of approximately $13.5 million, $56.7 million and $50.8 million, respectively. Net of taxes, merger and integration costs were approximately $0.23, $1.06 and $1.08 per share, on a diluted basis, respectively. Merger and integration costs for the healthcare distribution and technology segments were $13.5 million and $0.0 million for 1999, $55.7 million and $1.0 million for 1998 and $43.9 million and $6.9 million for 1997, respectively. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs associated with these mergers.

      Excluding the merger and integration costs, and including pro forma adjustments, pro forma net income and pro forma net income per common share, on a diluted basis, would have been $59.8 million and $1.44, respectively, for the year ended December 25, 1999, $57.8 million and $1.39, respectively, for the year ended December 26, 1998, and $41.0 million and $1.03, respectively, for the year ended December 27, 1997.

      The Company is a party to a number of claims, suits and complaints arising in the ordinary course of business, as described in "Legal Proceedings". In the opinion of the Company, all such pending matters are covered by insurance or are of such kind, or involve such amounts, as would not have a material adverse effect on the financial statements of the Company if disposed of unfavorably.

Results of Operations

      The following table sets forth for the periods indicated net sales, gross profit and operating profit, excluding merger and integration costs, (IN THOUSANDS) by business segment for the years ended 1999, 1998 and 1997.


                                                 1999                           1998                         1997
                                       ---------------------------    -------------------------   ----------------------------

Net Sales by Segment Data:
Healthcare distribution:

   Dental (1) .......................      $1,049,634        45.9 %       $1,083,994      56.4 %        $ 999,456        58.8 %
   Medical ..........................         712,707        31.2            515,728      26.9            441,015        26.0
   Veterinary .......................          52,286         2.3             48,307       2.5             40,843         2.4
   International (2) ................         404,186        17.7            230,999      12.0            181,239        10.7
                                       --------------- -----------    --------------- ---------   ---------------- -----------
   Total healthcare distribution            2,218,813        97.1          1,879,028      97.8          1,662,553        97.9
Technology (3) ......................          66,887         2.9             42,657       2.2             35,943         2.1
                                       --------------- -----------    --------------- ---------   ---------------- -----------
     Total ..........................      $2,285,700       100.0 %       $1,921,685     100.0 %       $1,698,496       100.0 %
                                       =============== ===========    =============== =========   ================ ===========

Gross Profit by Segment Data:

Healthcare distribution ............        $ 652,651        29.4 %        $ 568,071      30.2 %        $ 484,704        29.2 %
Technology .........................           45,705        68.3             33,753      79.1             25,694        71.5
                                       --------------- -----------    --------------- ---------   ---------------- -----------
     Total .........................        $ 698,356        30.6 %        $ 601,824      31.3 %        $ 510,398        30.1 %
                                       =============== ===========    =============== =========   ================ ===========


Adjusted Operating Profit (excluding merger
and integration costs) by Segment Data:
Healthcare distribution (4) ...              $ 93,934         4.2 %         $ 79,871       4.3 %         $ 48,881         2.9 %
Technology (5) ................                25,298        37.8             16,325      38.3             13,728        38.2
                                       --------------- -----------    --------------- ---------   ---------------- -----------
     Total .........................        $ 119,232         5.2 %         $ 96,196       5.0 %         $ 62,609         3.7 %
                                       =============== ===========    =============== =========   ================ ===========


--------------

(1) Dental consists of the Company's dental business in the United States and Canada.

(2) International consists of the Company's business (primarily dental) outside the United States and Canada, primarily in Europe, and Australia.

(3) Technology consists of the Company's practice management software business and certain other value-added products and services.

(4) Excludes merger and integration costs of $13.5 million, $55.7 million and $43.9 million in 1999, 1998 and 1997, respectively.

(5) Excludes merger and integration costs of $1.0 million and $6.9 million in 1998 and 1997, respectively.

1999 Compared to 1998

      Net sales increased $364.0 million, or 18.9%, to $2,285.7 million in 1999 from $1,921.7 million in 1998. Of the $364.0 million increase, approximately $339.8 million, or 93.4%, represented an 18.1% increase in the Company's healthcare distribution business. As part of this increase, approximately $197.0 million represented a 38.2% increase in its medical business, $173.2 million represented a 75.0% increase in its international business, $4.0 million represented a 8.2% increase in the Company's veterinary business, and $(34.4) million represented a 3.2% decrease in the Company's dental business. The increase in medical net sales is primarily attributable to telesales and direct marketing activities, acquisitions, and increased sales to hospitals. In the international market, the increase in net sales was primarily due to acquisitions in Germany and the United Kingdom, and increased account penetration in the United Kingdom, Belgium, Spain and France. In the veterinary market, the increase in net sales was primarily due to increased account penetration. The decrease in dental net sales was primarily due to sales erosion related to the Meer acquisition and a reduction in dental equipment sales. The remaining increase in 1999 net sales was due to the technology business, which increased $24.2 million, or 56.8%, to $66.9 million for 1999, from $42.7 million for 1998. The increase in technology and value-added product sales was primarily due to increased practice management software sales and an acquisition.

      Gross profit increased by $96.6 million, or 16.1%, to $698.4 million in 1999, from $601.8 million in 1998. Gross profit margin for healthcare distribution decreased by 0.7% to 30.6% from 31.3% last year. Healthcare distribution gross profit increased by $84.6 million, or 14.9%, to $652.7 million in 1999, from $568.1 million in 1998. Gross profit margin decreased by 0.8%, to 29.4%, from 30.2% last year primarily due to sales mix and lower manufacturers rebates as a result of reduced annual sales. Technology gross profit increased by $11.9 million, or 35.2%, to $45.7 million in 1999, from $33.8 million in 1998. Technology gross profit margin decreased by 10.8% to 68.3% from 79.1% last year primarily due to changes in sales mix.

      Selling, general and administrative expenses increased by $73.5 million, or 14.5%, to $579.1 million in 1999 from $505.6 million in 1998. Selling and shipping expenses increased by $42.2 million, or 12.1%, to $390.6 million in 1999 from $348.4 million in 1998. As a percentage of net sales, selling and shipping expenses decreased 1.0% to 17.1% in 1999 from 18.1% in 1998. This decrease was primarily due to improvement in the Company's distribution efficiencies resulting from the leveraging of the Company's distribution infrastructure. General and administrative expenses increased $31.3 million, or 19.9%, to $188.5 million in 1999 from $157.2 million in 1998, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses remained constant at 8.2% in 1999 and 1998.

      Other income (expense) - net changed by $12.5 million, to $(16.0) million for the year ended December 25, 1999 from $(3.5) million for 1998 due to an increase in interest expense resulting from an increase in average borrowings and to a lesser extent an increase in interest rates, offset by higher interest income on notes receivable and accounts receivable balances.

      Equity in earnings (losses) of affiliates decreased $3.0 million or 375%, to $(2.2) million in 1999 from $0.8 million in 1998. The decline was due to reduced earnings from an affiliate totaling approximately $1.3 million, net of taxes, due to a temporary cessation of production of anesthetic products produced by HS Pharmaceutical. HS Pharmaceutical is an affiliated company, which is accounted for under the equity method. On September 23, 1999, the FDA issued clearance to HS Pharmaceutical to resume production of its anesthetic products for shipment into the United States. HS Pharmaceutical resumed limited production and shipment of its products in the fourth quarter of 1999.

      For 1999, the Company's effective tax rate was 39.6%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.3%. The difference between the Company's effective tax rate, excluding merger and integration costs, and the Federal statutory rate relates primarily to state income taxes.

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

1998 Compared to 1997

      Net sales increased $223.2 million, or 13.1%, to $1,921.7 million in 1998 from $1,698.5 million in 1997. Of the $223.2 million increase, approximately $216.5 million or 97.8% represented a 13.0% increase in the Company's healthcare distribution business. As part of this increase, approximately $84.5 million represented a 8.5% increase in the Company's dental business, $74.7 million represented a 16.9% increase in its medical business, $49.8 million represented a 27.5% increase in its international business and $7.5 million represented a 18.3% increase in the Company's veterinary business. The increase in dental net sales was primarily the result of the continuing favorable impact of the Company's integrated sales and marketing approach (which coordinates the efforts of its field sales consultants with its direct marketing and telesales personnel), continued success in the Company's target marketing programs and purchase acquisitions, offset in part by a reduction in dental equipment sales resulting from the Company's disposal of its equipment manufacturing subsidiary, Marus Dental International ("Marus"), in August 1998 and estimated sales erosion on the Meer acquisition. The increase in medical net sales is primarily attributable to sales to hospitals, acquisitions and the benefits of a new telesales structure, partially offset by a decline in sales to renal dialysis centers. In the first quarter of 1998 the Company's largest renal dialysis customer, Renal Treatment Centers, Inc. ("RTC"), was acquired by Total Renal Care, Inc. which is not a customer of the Company. In March of 1998, RTC stopped purchasing Epogen from the Company, but continues to purchase other products. During fiscal year 1997, the Company's sales of Epogen to RTC amounted to $38.7 million. In the international market, the increase in net sales was due to increased account penetration in France, the United Kingdom and Spain and acquisitions, primarily in Germany, the United Kingdom and The Netherlands. In the veterinary market, the increase in net sales was primarily due to increased account penetration with core accounts and veterinary groups. Excluding net sales of Marus and RTC in both periods, as well as the estimated sales erosion on the Meer acquisition, healthcare distribution net sales would have grown by 16.1% in 1998 over 1997. The remaining increase in 1998 net sales was due to the technology business, which increased $6.7 million or 18.7% to $42.7 million for 1998, from $35.9 million for 1997. The increase in technology and value-added product sales was primarily due to increased practice management software sales.

      Gross profit increased by $91.4 million, or 17.9%, to $601.8 million in 1998, from $510.4 million in 1997. Gross profit margin increased by 1.2% to 31.3% from 30.1% last year. Healthcare distribution gross profit increased by $83.4 million or 17.2% to $568.1 million in 1998, from $484.7 million in 1997. Healthcare distribution gross profit margin increased by 1.0% to 30.2% from 29.2% last year primarily due to sales mix. Technology gross profit increased by $8.1 million or 31.5% to, $33.8 million in 1998, from $25.7 million in 1997. Technology gross profit margin increased by 7.6% to 79.1% from 71.5% last year primarily due to increased sales volume of software systems.

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

      For 1998, the Company's effective tax rate was 56.4%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, and including a proforma tax adjustment for Meer on previously untaxed earnings as an S Corporation, combined with the elimination of a net deferred tax asset arising from Meer's conversion from an S Corporation to a C Corporation, the Company's effective tax rate would have been 38.3%. The difference between the Company's effective tax rate, excluding merger and integration costs and the Meer tax adjustment, and the Federal statutory rate relates primarily to state income taxes.

      For, 1997 the Company's effective tax rate was 136.8%. On a pro forma basis, adjusting for assumed tax benefits arising from the losses of Meer as an S Corporation, and excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 39.7%. The difference between the effective tax rate (excluding merger and integration costs) and the Federal statutory rate relates primarily to state income taxes.

Year 2000

      During the fourth quarter of 1999 the Company completed its company-wide program to prepare its computer systems, applications and software products for the year 2000. The cost of this program was approximately $2.5 million, with approximately $1.7 million representing incremental costs to the Company. Subsequent to December 31, 1999, the Company has not experienced any year 2000 problems either internally or from suppliers or other outside sources that had an adverse impact on the Company's operations or financial condition. The Company has no reason to believe that year 2000 failures will materially affect it in the future. However, since it may take several additional months before it is known whether the Company or suppliers, vendors or customers may have undergone year 2000 problems, no assurances can be given that the Company will not experience losses or disruptions due to year 2000 computer-related problems. The Company will continue to monitor the operation of its software products, computers and microprocessor-based devices for any year 2000 problems.

Euro Conversion

      Effective January 1, 1999, 11 of the 15 member countries of the European Union have adopted the Euro as their common legal currency. On that date, the participating countries established fixed Euro conversion rates between their existing sovereign currencies and the Euro. The Euro now trades on currency exchanges and is available for non-cash transactions. The participating countries now issue sovereign debt exclusively in Euros, and have re-denominated outstanding sovereign debt. The authority to direct monetary policy for the participating coutnries, including money supply and official interest rates for the Euro, is now exercised by the new European Central Bank.

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

Effect of Recently Issued Accounting Standards

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for transactions entered into for quarters in the fiscal year beginning after December 30, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its results of operations and financial position.

Risk Management

      The Company has operations in the United States, Canada, Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria, Spain, Israel, Australia and New Zealand. Substantially all of the Company's operations endeavor to protect margins by using foreign currency forward contracts to hedge the estimated foreign currency payments to foreign vendors. The total U.S. dollar equivalent of all foreign currency forward contracts hedging debt and the purchase and sale of merchandise was $10.8 million as of the 1999 fiscal year end.

      The Company considers its investment in foreign operations to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company has experienced negative translation adjustments of approximately $8.3 million and $0.4 million in 1999 and 1998, respectively, which adjustments were reflected in the balance sheet as an adjustment to stockholders' equity. The cumulative translation adjustment at the end of 1999 showed a net negative translation adjustment of $10.4 million.

      The Company has a Canadian subsidiary which purchases in U.S. dollars, some of the products it sells locally in Canadian dollars. In order to minimize its exposure to fluctuations in U.S. dollar/Canadian dollar exchange rates, the Company, in November and December 1999, entered into foreign currency forward contracts with major international banks to fix the exchange rate at which it buys some of its year 2000 U.S. dollar denominated products. Under these agreements, the Company has obligations to buy approximately $4.0 million U.S. dollars at predetermined fixed rates. The Company anticipates entering into new such contracts in the normal course of business.

      In October 1997, the Company entered into a Netherlands Guilder (NLG) loan in the amount of 6.5 million NLG. The loan serves to hedge the repayment of an intercompany loan in the same amount, denominated in NLG, due from a Dutch subsidiary. The NLG loan calls for periodic payments and a balloon payment of
4.1 million NLG in January 2002.

      The Company had entered into two interest rate swaps with major financial institutions to exchange variable rate interest for fixed rate interest. The net result was to substitute a weighted average fixed interest rate of 7.21% for the variable LIBOR rate on $13.0 million of the Company's debt. The interest rate swaps expire in December 2003 and November 2004.

Liquidity and Capital Resources

      The Company's principal capital requirements have been to fund (a) repayments on bank borrowings, (b) acquisitions, (c) capital expenditures, and
(d) working capital needs resulting from increased sales, special inventory forward buy-in opportunities and to fund initial start-up inventory requirements for new distribution centers. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through its revolving credit facilities, private placement loans and stock issuances.

      Net cash provided by operating activities for the year ended December 25, 1999 of $48.0 million resulted primarily from net income of $50.3 million, increased by non-cash charges relating primarily to depreciation and amortization of $28.3 million, offset by a net use of working capital of $36.8 million. The use of working capital was primarily due to a decrease in accounts payable and other accrued expenses of $33.4 million, and an $22.3 million increase in accounts receivable resulting primarily from increased net sales and a decrease in the percentage of customers who make payment with their orders, offset in part by an $12.1 million decrease in inventories, and a $6.8 million decrease in other current assets. The Company anticipates future uses of working capital as a result of its continued sales growth, and special inventory forward buy-in opportunities.

      Net cash used in investing activities for the year ended December 25, 1999 of $164.1 million resulted primarily from cash used to make acquisitions of $132.6 million and capital expenditures of $34.5 million. During the past three years, the Company has invested $89.9 million in the development of new computer systems, and expenditures for new and existing operating facilities. In the coming year, the

Company expects to invest in excess of $25.0 million per year in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

      Net cash provided by financing activities for the year ended December 25, 1999 of $121.9 million resulted primarily from cash proceeds from borrowings and issuance of stock of approximately $283.6 million offset primarily by debt repayments of approximately $161.7 million.

      Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

      The Company's cash and cash equivalents as of December 25, 1999 of $26.0 million consist of bank balances and investments in commercial paper rated AAA by Moody's (or an equivalent rating). These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

      The Company entered into an amended revolving credit facility on August 15, 1997 that increased its main credit facility to $150.0 million and extended the facility termination date to August 15, 2002. Borrowings under the credit facility were $53.7 million at December 25, 1999. The Company also has one uncommitted bank line totaling $15.0 million, none of which had been borrowed at December 25, 1999. On June 30, 1999 and September 25, 1998, the Company completed private placement transactions under which it issued $130.0 million and $100.0 million, respectively, in Senior Notes, the proceeds of which were used respectively, for the permanent financing of its acquisitions of GIV and Heiland, as well as repaying and retiring a portion of four uncommitted bank lines and to pay down amounts owed under its revolving credit facility. The $130.0 million notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 for the $100.0 million notes and bear interest at a rate of 6.66% per annum. Interest is payable semi-annually. Certain of the Company's subsidiaries have credit facilities that totaled $53.2 million at December 25, 1999 under which $41.5 million had been borrowed.

      The aggregate purchase price of the acquisitions completed during 1999, including the acquisition of the minority interests of two subsidiaries, was approximately $139.0 million, payable $132.6 million in cash and $6.4 million in stock. The acquisitions of GIV and the Heiland Group were funded by the Company's revolving credit agreement and various short-term borrowings entered into in January 1999. Existing borrowing lines primarily funded the remaining cash portion of the purchases.

      The Company believes that its cash and cash equivalents of $26.0 million as of December 25, 1999, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

ITEM 7A. Market Risks

      The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

      The value of the U.S. dollar affects the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging programs aimed at limiting in part the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges those transactions that, when remeasured according to generally accepted accounting principles, impact the income statement. From time to time, the Company purchases short-term forward exchange contracts to protect against currency exchange risks associated with the anticipated revenue of the Company's international subsidiaries. As of December 25, 1999, the Company has outstanding foreign currency forward contracts aggregating $10.8 million related to debt and the purchase and sale of merchandise. The contracts hedge against currency fluctuations of Deutsche Mark ($0.8 million), British Pounds ($8.2 million), Swiss Francs ($0.5 million) and Australian dollars ($1.3 million). At December 25, 1999, the Company had net deferred losses from foreign currency forward contracts of $0.3 million. The contracts expire at various dates through February 2001.

      These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U. S. dollar sustains a strengthening position against currencies in which the Company sells products and services or a weakening exchange rate against currencies in which the Company incurs costs, the Company's revenues or costs are adversely affected.

      As of December 25, 1999, the Company had $13.0 million outstanding in interest rate swaps. These swaps are used to convert floating rate debt relating to the Company's revolving credit agreement, to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted averaged fixed interest rate of 7.2% for the variable LIBOR rate on $13.0 million of the Company's debt. The swaps expire in December 2003 and December 2004. Under the interest rate environment during the year ended December 25, 1999, the net fair value of the Company's interest rate swap agreements resulted in a recognized loss of approximately $0.3 million.

ITEM  8.  Financial Statements and Supplementary Data

                          INDEX TO FINANCIAL STATEMENTS
                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                                                                                                                     Page
                                                                                                                     ----

Report of Independent Certified Public Accountants ................................................................   29

Consolidated Financial Statements:
     Balance Sheets as of December 25, 1999 and December 26, 1998 .................................................   30

      Statements of Operations and Comprehensive Income for the years ended
               December 25, 1999, December 26, 1998 and December 27, 1997 .........................................   31

      Statements of Stockholders' Equity for the years ended December 25, 1999,
               December 26, 1998 and December 27, 1997 ............................................................   32

      Statements of Cash Flows for the years ended December 25, 1999,
               December 26, 1998 and December 27, 1997 ............................................................   33

      Notes to Consolidated Financial Statements ..................................................................   34

Report of Independent Certified Public Accountants ................................................................   60


Schedule II - Valuation and Qualifying Account, years ended December 25, 1999,
      December 26, 1998, and December 27, 1997 ....................................................................   61


   All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Henry Schein, Inc.
Melville, New York

      We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. and Subsidiaries as of December 25, 1999 and December 26, 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 25, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. and Subsidiaries at December 25, 1999 and December 26, 1998, and the results of their operations and cash flows for each of the three years in the period ended December 25, 1999 in conformity with generally accepted accounting principles.

                                                        BDO SEIDMAN, LLP


New York, New York
February 25, 2000

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                      December 25,       December 26,
                                                                                          1999                1998
                                                                                     -------------       ------------
                                   ASSETS

Current assets:
     Cash and cash equivalents .....................................................     $ 26,019           $ 28,222
     Accounts receivable, less reserves of $20,391, and $20,136, respectively.......      388,063            338,121
     Inventories ...................................................................      285,590            270,008
     Deferred income taxes .........................................................       15,520             14,532
     Prepaid expenses and other ....................................................       63,617             53,646
                                                                                     -------------       ------------
          Total current assets .....................................................      778,809            704,529
Property and equipment, net ........................................................       86,627             67,646
Goodwill and other intangibles, net ................................................      295,113            148,428
Investments and other ..............................................................       43,553             41,437
                                                                                     -------------       ------------
                                                                                      $ 1,204,102          $ 962,040
                                                                                     =============       ============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................................    $ 198,983          $ 169,860
     Bank credit lines .............................................................       41,527             19,372
     Accruals:
          Salaries and related expenses ............................................       31,188             29,675
          Merger and integration costs .............................................       10,093             21,992
          Other ....................................................................       64,710             50,404
     Current maturities of long-term debt ..........................................        3,879              9,634
                                                                                     -------------       ------------
          Total current liabilities ................................................      350,380            300,937
Long-term debt .....................................................................      318,218            180,445
Other liabilities ..................................................................        9,782             11,720
                                                                                     -------------       ------------
          Total liabilities ........................................................      678,380            493,102
                                                                                     -------------       ------------
Minority interest ..................................................................        7,855              5,904
                                                                                     -------------       ------------
Commitments and contingencies ......................................................
Stockholders' equity:
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 40,768,306 and 40,250,936, respectively ..........................          407                402
     Additional paid-in capital ....................................................      361,757            348,119
     Retained earnings .............................................................      167,809            119,064
     Treasury stock, at cost, 62,479 shares ........................................       (1,156)            (1,156)
     Accumulated comprehensive loss ................................................      (10,359)            (2,057)
     Deferred compensation .........................................................         (591)            (1,338)
                                                                                     -------------       ------------
          Total stockholders' equity ...............................................      517,867            463,034
                                                                                     -------------       ------------
                                                                                      $ 1,204,102          $ 962,040
                                                                                     =============       ============


          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)

                                                                                              Years Ended
                                                                                ----------------------------------------
                                                                                December 25,  December 26,  December 27,
                                                                                   1999          1998          1997
                                                                                ------------  ------------  ------------
Net sales ...............................................................       $ 2,285,700   $ 1,921,685   $ 1,698,496
Cost of sales ...........................................................         1,587,344     1,319,861     1,188,098
                                                                                ------------  ------------  ------------
     Gross profit .......................................................   .       698,356       601,824       510,398
Operating expenses:
     Selling, general and administrative ................................           579,124       505,628       447,789
     Merger and integration costs .......................................            13,467        56,666        50,779
                                                                                ------------  ------------  ------------
          Operating income ..............................................           105,765        39,530        11,830
Other income (expense):
     Interest income ....................................................             7,777         6,964         7,353
     Interest expense ...................................................           (23,593)      (12,050)       (7,643)
     Other - net ........................................................              (166)        1,570         1,375
                                                                                ------------  ------------  ------------
          Income before taxes on income, minority interest and equity
               in earnings (losses)  of affiliates ......................            89,783        36,014        12,915
Taxes on income .........................................................            35,589        20,325        17,670
Minority interest in net income (loss) of subsidiaries ..................             1,690           145          (430)
Equity in earnings (losses) of affiliates ...............................            (2,192)          783         2,141
                                                                                ------------  ------------  ------------
Net income (loss) .......................................................          $ 50,312      $ 16,327      $ (2,184)

Net income (loss) .......................................................          $ 50,312      $ 16,327      $ (2,184)
Other comprehensive income (loss):

     Foreign currency translation adjustment ............................            (8,302)         (448)         (973)
                                                                                ------------  ------------  ------------
Other comprehensive income (loss) .......................................          $ 42,010      $ 15,879      $ (3,157)
                                                                                ============  ============  ============

Net income (loss) per common share:
     Basic ..............................................................            $ 1.24        $ 0.42       $ (0.06)
                                                                                ============  ============  ============
     Diluted ............................................................            $ 1.21        $ 0.39       $ (0.06)
                                                                                ============  ============  ============
Weighted average common shares outstanding:
     Basic ..............................................................            40,585        39,305        37,531
     Diluted ............................................................            41,438        41,549        37,531
Pro forma:
     Historical net income (loss) .......................................                        $ 16,327      $ (2,184)
     Pro forma adjustment:
          Elimination of deferred tax benefit arising from conversion of
               an acquisition from S Corporation to a C Corporation .....                          (2,000)            -
          Income tax (expense) benefit related to aquired
               S Corporation ............................................                            (579)          406
                                                                                              ------------  ------------
Pro forma net income (loss) .............................................                        $ 13,748      $ (1,778)
                                                                                              ============  ============
Pro forma net income (loss) per common share:
     Basic ..............................................................                          $ 0.35       $ (0.05)
                                                                                              ============  ============
     Diluted ............................................................                          $ 0.33       $ (0.05)
                                                                                              ============  ============


          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                                        Common Stock        Additional
                                                                                       $.01 Par Value        Paid-in       Retained
                                                                                  Shares        Amount       Capital       Earnings
                                                                                -----------   ---------  -------------  ------------
Balance, December 28, 1996 as previously reported .........................      36,619,516       $366      $ 316,771      $ 96,278
Retained earnings of three companies acquired under the pooling of
     interests method, not deemed material in the aggregate ...............              __         __             __         5,899
Adjustment to change the fiscal year end of the three companies aquired
     under the pooling of interests method ................................              __         __             __         2,037
Net loss ..................................................................              __         __             __        (2,184)
Dividends paid by pooled companies ........................................              __         __             __        (2,442)
Shares issued for acquisitions ............................................         906,401          9          2,945            __
Issuance of restricted stock ..............................................          44,846         __             __            __
Treasury shares issued for acquisitions  (246,960 shares) .................              __         __             __            __
Purchase of treasury stock  (30,507 shares) ...............................              __         __             __            __
Shares reacquired from a prior years acquisition  (2,339 shares) ..........              __         __             __            __
Treasury shares retired ...................................................          (5,644)        __            (95)           __
Accumulated comprehensive loss ............................................              __         __             __            __
Shares issued by pooled company ...........................................         171,714          1          2,875            __
Shares issued to ESOP trust ...............................................          44,122         __          1,150            __
Shares issued for stock options, including tax benefit ....................         339,617          5          4,998            __
                                                                                 ----------    -------     ----------     ----------

Balance, December 27, 1997 ................................................      38,120,572        381        328,644        99,588
Retained earnings of three companies aquired under the pooling of
     interests method, not deemed material in the aggregate ...............              __         __             __         5,161
Net income ................................................................              __         __             __        16,327
Dividends paid by pooled companies ........................................              __         __             __        (2,012)
Shares issued for acquisitions ............................................       1,124,469         11          2,110            __
Shares issued to ESOP trust ...............................................          34,720         __          1,311            __
Amortization of restricted stock ..........................................              __         __             __            __
Accumulated comprehensive loss ............................................              __         __             __            __
Shares issued for stock options and warrants, including tax benefit .......         971,175         10         16,054            __
                                                                                 ----------    -------     ----------     ----------

Balance, December 26, 1998 ................................................      40,250,936        402        348,119       119,064
Deficit of one company aquired under the pooling of
     interests method, not deemed material in the aggregate ...............              __         __             __        (1,567)
Net income ................................................................              __         __             __        50,312
Shares issued for acquisitions, net .......................................         189,833          2          1,900            __
Shares issued to ESOP trust ...............................................         101,233          1          1,766            __
Amortization of restricted stock ..........................................              __         __             __            __
Accumulated comprehensive loss ............................................              __         __             __            __
Shares issued for stock options and warrants, including tax benefit .......         226,304          2          9,972            __
                                                                                 ----------    -------     ----------     ----------

Balance, December 25, 1999 ................................................      40,768,306       $407      $ 361,757     $ 167,809
                                                                                 ==========    =======     ==========     ==========

                                                                                         Accumulated                      Total
                                                                             Treasury   Comprehensive     Deferred     Stockholders'
                                                                              Stock         Loss        Compensation      Equity
                                                                             --------   -------------  --------------  -------------
Balance, December 28, 1996 as previously reported .........................  $ (3,902)        $ (636)            $ -      $ 408,877
Retained earnings of three companies acquired under the pooling of
     interests method, not deemed material in the aggregate ...............        __             __              __          5,899
Adjustment to change the fiscal year end of the three companies aquired
     under the pooling of interests method ................................        __             __              __          2,037
Net loss ..................................................................        __             __              __         (2,184)
Dividends paid by pooled companies ........................................        __             __              __         (2,442)
Shares issued for acquisitions ............................................        __             __              __          2,954
Issuance of restricted stock ..............................................        __             __          (1,625)        (1,625)
Treasury shares issued for acquisitions  (246,960 shares) .................     3,303             __              __          3,303
Purchase of treasury stock  (30,507 shares) ...............................      (618)            __              __           (618)
Shares reacquired from a prior years acquisition  (2,339 shares) ..........       (34)            __              __            (34)
Treasury shares retired ...................................................        95             __              __              -
Accumulated comprehensive loss ............................................        __           (973)             __           (973)
Shares issued by pooled company ...........................................        __             __              __          2,876
Shares issued to ESOP trust ...............................................        __             __              __          1,150
Shares issued for stock options, including tax benefit ....................        __             __              __          5,003
                                                                                 ----------    -------     ----------     ----------

Balance, December 27, 1997 ................................................    (1,156)        (1,609)         (1,625)       424,223
Retained earnings of three companies aquired under the pooling of
     interests method, not deemed material in the aggregate ...............        __             __              __          5,161
Net income ................................................................        __             __              __         16,327
Dividends paid by pooled companies ........................................        __             __              __         (2,012)
Shares issued for acquisitions ............................................        __             __              __          2,121
Shares issued to ESOP trust ...............................................        __             __              __          1,311
Amortization of restricted stock ..........................................        __             __             287            287
Accumulated comprehensive loss ............................................        __           (448)             __           (448)
Shares issued for stock options and warrants, including tax benefit .......        __             __              __         16,064
                                                                                 ----------    -------     ----------     ----------

Balance, December 26, 1998 ................................................    (1,156)        (2,057)         (1,338)       463,034
Deficit of one company aquired under the pooling of interests
     method, not deemed material in the aggregate .........................        __             __              __         (1,567)
Net income ................................................................        __             __              __         50,312
Shares issued for acquisitions, net .......................................        __             __              __          1,902
Shares issued to ESOP trust ...............................................        __             __              __          1,767
Amortization of restricted stock ..........................................        __             __             747            747
Accumulated comprehensive loss ............................................        __         (8,302)             __         (8,302)
Shares issued for stock options and warrants, including tax benefit .......        __             __              __          9,974
                                                                             ---------      ---------       ---------      ---------

Balance, December 25, 1999 ................................................  $ (1,156)     $ (10,359)         $ (591)     $ 517,867
                                                                             =========     ==========       =========     ==========



         See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Years Ended
                                                                                ----------------------------------------
                                                                                December 25,  December 26,  December 27,
                                                                                   1999          1998          1997
                                                                                ------------  ------------  ------------
Cash flows from operating activities:
     Net income (loss) .......................................................     $ 50,312      $ 16,327      $ (2,184)
     Adjustments to reconcile net income (loss) to net cash provided .........
          by (used in) operating activities: .................................
          Depreciation and amortization ......................................       28,273        19,984        15,730
          Provision for losses and allowances on accounts receivable..........          255         4,379         3,857
          Stock issued to ESOP trust .........................................        1,767         1,311         1,150
          Provision (benefit) for deferred income taxes ......................           13           185        (3,920)
          Write-off of equipment and intangibles .............................          415        13,500         8,600
          Undistributed (earnings) losses of affiliates ......................        2,192          (783)       (2,141)
          Minority interest in net income (loss) of subsidiaries .............        1,690           145          (430)
          Other ..............................................................         (129)          178           221
     Changes in assets and liabilities (net of acquisitions):
          Increase in accounts receivable ....................................      (22,258)      (48,947)      (50,711)
          Decrease (increase) in inventories .................................       12,102       (34,533)      (19,939)
          Decrease (increase) in other current assets ........................        6,786       (12,143)       (5,241)
          (Decrease) increase in accounts payable and accruals ...............      (33,414)       43,090        13,139
                                                                                ------------  ------------  ------------
Net cash provided by (used in) operating activities ..........................       48,004         2,693       (41,869)
                                                                                ------------  ------------  ------------

Cash flows from investing activities:
     Capital expenditures ....................................................      (34,549)      (33,521)      (21,862)
     Business acquisitions, net of cash acquired .............................     (132,552)      (13,883)      (42,267)
     Proceeds from sale of fixed assets ......................................        8,583         8,121            -
     Other ...................................................................       (5,557)       (9,416)       (6,173)
                                                                                ------------  ------------  ------------
Net cash used in investing activities ........................................     (164,075)      (48,699)      (70,302)
                                                                                ------------  ------------  ------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt ................................      131,211       129,717        19,040
     Principal payments on long-term debt ....................................      (14,873)      (49,192)      (14,795)
     Proceeds from issuance of stock .........................................       12,487        10,956         5,306
     Proceeds from borrowing from banks ......................................      139,924       112,344        73,582
     Purchase of treasury stock ..............................................           -             -           (618)
     Payments on borrowings from banks .......................................     (146,877)     (139,503)       (1,177)
     Distributions to stockholders ...........................................           -         (2,012)       (2,442)
     Other ...................................................................           40           105          (730)
                                                                                ------------  ------------  ------------
Net cash provided by financing activities ....................................      121,912        62,415        78,166
                                                                                ------------  ------------  ------------
Net increase (decrease) in cash and cash equivalents .........................        5,841        16,409       (34,005)
Effect of exchange rate changes on cash ......................................       (8,044)           -             -
                                                                                ------------  ------------  ------------
Cash and cash equivalents, beginning of year .................................       28,222        11,813        45,818
                                                                                ------------  ------------  ------------
Cash and cash equivalents, end of year .......................................     $ 26,019      $ 28,222      $ 11,813
                                                                                ============  ============  ============


         See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Note 1-Significant Accounting Policies

Principles of Consolidation

      The consolidated financial statements include the accounts of Henry Schein, Inc. and all of its wholly-owned and majority-owned subsidiaries (the "Company"). Investments in unconsolidated affiliates, which are greater than 20% and less than or equal to 50% owned, are accounted for under the equity method. All material intercompany accounts and transactions are eliminated in consolidation.

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

Fiscal Year

      The Company reports its operations on a 52-53 week basis ending on the last Saturday of December. Fiscal years ended December 25, 1999, December 26, 1998 and December 27, 1997 all consisted of 52 weeks.

Revenue Recognition

      Sales are recorded when products are shipped or services are rendered except for revenues derived from post contract customer support for practice management software which is deferred and recognized ratably over the period in which the support is to be provided.

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

Property and Equipment and Depreciation and Amortization

      Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:


                                                             Years
                                                           ---------
   Buildings and improvements .....................            40
   Machinery and warehouse equipment ..............          5-10
   Furniture, fixtures and other ..................          3-10
   Computer equipment and software ................           5-8


      Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 1-Significant Accounting Policies-(Continued)

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

Statement of Cash Flows

      For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company has determined that the effect of foreign exchange rate changes on cash flows were not material for the years ended December 26, 1998 and December 27, 1997.

Foreign Currency Translation and Transactions

      The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated comprehensive loss account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings, except for certain hedging transactions (see below).

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

      The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because certain of the underlying instruments are at variable rates, which are repriced frequently. The remaining portion of long-term debt approximates fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 1-Significant Accounting Policies--(Continued)


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

Long-Lived Assets

      Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with certain acquisitions, the Company has determined that certain long-lived assets have been impaired (see Note 6).

Stock-Based Compensation

      The Company accounts for its stock option awards under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards
No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


New Accounting Pronouncements


Note 1-Significant Accounting Policies--(Continued)

      In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities". In May 1999, the FASB voted to delay the effective date of FAS 133 by one year. The Company will be required to adopt FAS 133 for transactions entered into for quarters in the fiscal year beginning after December 30, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings. The Company is in the process of determining the impact that the adoption of FAS 133 will have on its results of operations and financial position.

Note 2-Earnings Per Share

      A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):


                                                         Years ended
                                       ----------------------------------------------
                                       December 25,     December 26,     December 27,
                                           1999             1998             1997
                                       ------------     ------------     ------------
Basic ..............................        40,585           39,305          37,531
Effect of assumed conversion of
     employee stock options ........           853            2,244               -
                                       ------------     ------------     ------------
Diluted ............................        41,438           41,549          37,531
                                       ============     ============     ============

      Options to purchase approximately 2,485,000, 772,000 and 4,135,000 shares of common stock at prices ranging from $24.56 to $46.00, $39.88 to $46.00 and $4.21 to $36.18 per share were outstanding during portions of 1999, 1998, and 1997, respectively, but were not included in the computation of diluted earnings per share for each of the respective years because they were anti-dilutive.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 3-Property and Equipment Net

      Major classes of property and equipment consist of the following:

                                                              December 25, 1999   December 26, 1998
                                                              -----------------   ------------------
Land .......................................................           $ 1,257                $ 795
Buildings and leasehold improvements .......................            37,543               25,626
Machinery and warehouse equipment ..........................            24,117               26,102
Furniture, fixtures and other ..............................            25,430               22,362
Computer equipment and software ............................            58,982               46,517
                                                              -----------------   ------------------
                                                                       147,329              121,402
Less accumulated depreciation and amortization ............             60,702               53,756
                                                              -----------------   ------------------
Net property and equipment .................................          $ 86,627             $ 67,646
                                                              =================   ==================


      Equipment held under capital leases amounted to approximately $2,541 and $1,195 as of December 25, 1999 and December 26, 1998 (See Note 13(b)).

Note 4-Goodwill and Other Intangibles, Net

      Goodwill and other intangibles consist of the following:

                                                              December 25, 1999   December 26, 1998
                                                              -----------------   ------------------
Goodwill .....................................................       $ 314,353            $ 155,976
Other ........................................................          12,116               10,575
                                                              -----------------   ------------------
                                                                       326,469              166,551
Less accumulated amortization ................................          31,356               18,123
                                                              -----------------   ------------------
                                                                     $ 295,113            $ 148,428
                                                              =================   ==================


      Goodwill represents the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired. During 1999, the increase in goodwill was primarily due to eight acquisitions, including the purchase of six companies which totaled approximately $149,166 which included $38,972 of acquired goodwill, the minority interests of two subsidiaries, which totaled approximately $1,272 and additional purchase price consideration of approximately $7,939 for one current year and five prior year acquisitions. Other intangibles include covenants not to compete, computer programming costs, customer lists and deferred acquisition costs. In connection with certain acquisitions, the Company has determined that the goodwill of certain acquisitions was impaired in 1998 (see Note 6).

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 5-Investments and Other

       Investments and other consist of:

                                                              December 25, 1999   December 26, 1998
                                                              -----------------   ------------------
Investments in unconsolidated affiliates .....................        $ 12,852             $ 12,856
Long term notes receivable ...................................          19,770               16,599
Other ........................................................          10,931               11,982
                                                              -----------------   ------------------
                                                                      $ 43,553             $ 41,437
                                                              =================   ==================


   The Company's investments are predominately 50% owned unconsolidated affiliates consisting of various companies involved in the healthcare distribution business and HS Pharmaceutical, Inc., which manufactures and distributes generic pharmaceuticals. As of December 25, 1999, the Company's investments in unconsolidated affiliates were $3,246 more than the Company's proportionate share of the underlying equity of these affiliates. This amount, which has been treated as goodwill, is being amortized over 30 years and charged to equity in the operating results of these companies. As of December 25, 1999, approximately $7,364 of the Company's retained earnings represented undistributed earnings of affiliates. Combined financial data for substantially all of these companies are as follows:


                                                              December 25, 1999   December 26, 1998
                                                              -----------------   ------------------
Current assets ............................................          $ 46,233             $ 51,683
Total assets ..............................................            71,619               76,238
Liabilities ...............................................            56,154               57,356
Stockholders' equity ......................................            15,465               18,882

                                                                               Years ended
                                                         -------------------------------------------------------
                                                         December 25, 1999  December 26, 1998  December 27, 1997
                                                         -----------------  -----------------  -----------------
Net sales ..............................................        $ 112,746          $ 114,788           $ 98,954
Operating income (loss).................................           (3,530)             2,589              7,303
Net income (loss).......................................           (5,230)               541              4,841

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 6-Business Acquisitions

      The Company has completed the acquisition of 38 healthcare distribution and technology businesses between 1997 and 1999, the most significant of which were; (i) in transactions accounted for under the purchase method of accounting during 1999; General Injectables and Vaccines, Inc. ("GIV") through the purchase of all of the outstanding common stock of Biological Popular Culture, Inc., a leading independent direct marketer of vaccines and other injectables to office based practitioners throughout the United States; and the Heiland Group GmbH ("Heiland"), the largest direct marketer of healthcare supplies to the medical, dental, and veterinarian office-based practitioners, in Germany; and (ii) in transactions accounted for under the pooling of interests method of accounting during 1998 and 1997, respectively; the H. Meer Dental Supply Co., Inc, ("Meer") a distributor of consumable dental supplies and equipment with sales and service centers located throughout the United States; Sullivan Dental Products, Inc. ("Sullivan"), distributor of consumable dental supplies and dental equipment with 52 sales and service centers located throughout the United States; Micro Bio-Medics, Inc. ("MBMI"), a distributor of medical supplies to physicians and hospitals as well as to other healthcare professionals nationwide; and Dentrix Dental Systems, Inc. ("Dentrix"), a leading provider of clinically-based dental practice management systems.

      GIV and Heiland had 1998 net sales of approximately $120,000 and $130,000, respectively. The purchase price and resultant goodwill, which is being amortized over 20 years, for these acquisitions was approximately $65,000 and $47,400, and $60,400 and $55,800, respectively (see Note 8(a)). The acquisition agreements for GIV and Heiland provide for additional consideration of up to $20,000 per year through 2004, not to exceed $75,000 in total, and $3,900 per year through 2001, respectively, to be paid if certain sales and profitability targets are met. The GIV acquisition agreement also provides for additional consideration of $5,400 based upon sales of new products, as defined.

      Pursuant to the respective merger agreements for Meer, Sullivan, MBM and Dentrix, which were completed on August 14, 1998, November 12, 1997, August 1, 1997 and February 28, 1997, the Company issued approximately 2,974,000, 7,594,900, 3,231,400 and 1,070,000 shares of its Common Stock with aggregate market values (on their respective closing dates) of approximately $132,700, $266,800, $122,800 and $29,400, respectively, and assumed and exchanged all options to purchase Sullivan and MBMI stock for options to purchase 1,192,000 and 1,117,000, respectively, of the Company's Common Stock. Prior to its acquisition by the Company, Meer elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income or loss of Meer was attributable to its shareholders. Since its acquisition, Meer has been taxed as a regular corporation. For the years ended December 26, 1998 and December 27, 1997, pro forma adjustments have been made to the restated statements of operations to reflect the income tax provisions and recoveries that would have been provided for had Meer been subject to income taxes in prior years.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 6-Business Acquisitions--(Continued)

      Additionally, during 1999, the Company acquired six other companies, which had total sales in 1998 of approximately $74,000, that were accounted for under the purchase method of accounting. The total purchase price of the six companies acquired was approximately, $11,800 and the resulting goodwill of $8,266 is being amortized over 30 years. The Company also acquired one company which is being accounted for under the pooling of interests method of accounting which was not material. In connection with this acquisition, the Company issued 189,833 shares of its Common Stock with an aggregate market value of $6.4 million.

      During 1998, the Company acquired four other businesses, with aggregate net sales for 1997 of approximately $85,000, three of which were accounted for under the pooling of interests method of accounting, with the remaining acquisition of a 50.1% ownership interest being accounted for under the purchase method of accounting. The total amount of cash paid (for the purchased businesses) and the value of the Company's Common Stock issued in connection with three of these acquisitions was approximately $6,800 and approximately $18,400, respectively. In connection with one of the acquisitions, the Company issued shares of a subsidiary, with rights equivalent to those of the Company's Common Stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, and had an aggregate value of approximately $24,000.

      During 1997, the Company acquired 21 other businesses, three of which were accounted for under the pooling of interests method of accounting, with the remainder being accounted for under the purchase method of accounting (15 for 100% ownership interests and three for majority ownership interests). The total amount of cash paid and promissory notes issued, and the value of the Company's Common Stock issued in connection with these acquisitions was $40,798 and $34,000, respectively.

      The financial statements have been restated to give retroactive effect to the Meer, Sullivan, MBMI and Dentrix transactions only, as the remaining pooling transactions were not material and have been included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Results of operations of the business acquisitions accounted for under the purchase method of accounting had been included in the consolidated financial statements commencing with their respective acquisition dates.

      During 1997, pursuant to a shareholders' agreement, certain minority shareholders of a subsidiary of the Company exercised their option to sell their shares in the subsidiary to the Company. The value of the shares put to the Company was approximately $11,800, of which approximately $3,200 was paid for in cash, with the remainder payable over two years in equal annual installments.

      The Company has incurred certain direct costs in connection with the aforementioned acquisitions accounted for under the pooling of interests method of accounting and the integration of these and certain other acquired businesses into the Company's infrastructure. These costs, which have been classified as merger and integration costs are as follows:

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 6-Business Acquisitions-(Continued)


                                                                                            Years ended
                                                                      -------------------------------------------------------
                                                                      December 25, 1999  December 26, 1998  December 27, 1997
                                                                      -----------------  -----------------  -----------------
Direct transaction costs (1) ........................................          $ 4,032            $ 7,100           $ 13,300
                                                                      -----------------  -----------------  -----------------

Integration costs:
     Severance and other direct costs ...............................            3,437             12,366              9,879
     Costs associated with the closure of distribution centers (2) ..            5,583             15,400              7,100
     Long-lived asset write-off and impairment (3) ..................              415             13,500              8,600
     Signing bonuses (4) ............................................                -              8,300             11,900
                                                                      -----------------  -----------------  -----------------
          Total integration costs ...................................            9,435             49,566             37,479
                                                                      -----------------  -----------------  -----------------
     Total merger and integration costs .............................         $ 13,467           $ 56,666           $ 50,779
                                                                      =================  =================  =================


----------------------------------------------------

(1) Primarily investment banking and professional fees, including $3,533 related to Meer in 1999 (primarily legal fees resulting from the acquisition).
(2)   Primarily rent and consulting fees.
(3) Consists of write-offs of duplicate management information systems, other assets and goodwill of $3,724 in 1998 (primarily associated with the consolidation of the dental business under one national infrastructure) and $4,000 in 1997 (primarily associated with the consolidation of the medical business under one national infrastructure). The reduction in goodwill was based on the expected loss of customers and resulting decrease in cashflows derived from such customers on a pre-acquisition basis.
(4) Signing bonuses and stay pay packages to sales force and certain senior management directly related to the mergers.

      The following table shows amounts paid and charged against the merger and integration accrual.

                                                                                           Applied
                                                 Balance at                                Against       Adjustments
                                                Beginning of                              Long-Lived      to Reflect     Balance at
                                                  Period        Provision    Payments       Assets(1)    Actual Costs  End of Period
                                                ------------    ----------   --------     ----------     ------------  -------------

Year ended December 27, 1997:
  Severance and other direct costs ...........      $   --     $  9,879       $ (3,008)    $     --            --         $  6,871
  Direct transaction and other
   integration costs .........................          --       40,900        (23,975)      (6,740)           --           10,185
                                                  --------     --------       ---------    ---------     --------         --------
                                                    $   --     $ 50,779       $(26,983)    $ (6,740)       $   --         $ 17,056
                                                  ========     ========       =========    =========     ========         ========

Year ended December 26, 1998:
  Severance and other direct costs ...........    $  6,871     $ 12,366       $(11,294)    $     --        $   --         $  7,943
  Direct transaction and other
   integration costs .........................      10,185       44,300        (31,185)      (9,251)           --           14,049
                                                  --------     --------       ---------    ---------     --------         --------
                                                    17,056     $ 56,666       $(42,479)    $ (9,251)       $   --         $ 21,992
                                                  ========     ========       =========    =========     ========         ========

Year ended December 25, 1999:
  Severance and other costs ..................    $  7,943     $  4,721       $ (9,686)    $     --      $ (1,284)        $  1,694
  Direct transaction and other
   integration costs .........................      14,049        8,340         (9,156)      (6,524)        1,690            8,399
                                                  --------     --------       ---------    ---------     --------         --------
                                                  $ 21,992     $ 13,061       $(18,842)    $ (6,524)     $    406         $ 10,093
                                                  ========     ========       =========    =========     ========         ========

(1)   to reflect specific write-offs relating to amounts previously provided.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 6-Business Acquisitions-(Continued)

      As a result of the acquisitions and integration of these and certain other businesses into the Company's infrastructure 870 employees were terminated through December 25, 1999. Of the 870 terminated employees, 129 received severance payments during 1997, 502 received severance payments during 1998, 206 received severance payments during 1999 and 33 were owed severance at December 25, 1999.

      The summarized unaudited pro forma results of operations set forth below for 1999 and 1998 assume the acquisitions, which were accounted for under the purchase method of accounting, occurred as of the beginning of each of these periods.


                                                                            December 25, 1999   December 26, 1998
                                                                            -----------------   ------------------
Net sales ................................................................       $ 2,290,230          $ 2,278,755
Net income  (1) ..........................................................          $ 50,353             $ 11,657
Net income per common share:

     Basic ...............................................................            $ 1.24               $ 0.30
     Diluted .............................................................            $ 1.22               $ 0.28
Pro forma net income, reflecting adjustment for income
     tax expense on previously untaxed earnings
     of Meer .............................................................                                $ 9,078
Pro forma net income per common share:

     Basic ...............................................................                                 $ 0.23
     Diluted .............................................................                                 $ 0.22


--------------

(1)Includes merger and integration costs of approximately $13,467 and the related tax benefit of $3,983 in 1999 and $56,666 and related tax benefit of $12,591 in 1998, respectively.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 7-Bank Credit Lines

   At December 25, 1999, certain subsidiaries of the Company had available various bank credit lines totaling approximately $53,241 expiring through December 2002. Borrowings of $41,527 under these credit lines at interest rates ranging from 3.93% to 8.25% were collateralized by accounts receivable, inventory and property and equipment with an aggregate net book value of $85,269 at December 25, 1999.

Note 8--Long-Term Debt

      Long-term debt consists of:

                                                                                December 25, 1999   December 26, 1998
                                                                                -----------------   ------------------
Private Placement Loans (a) ...............................................            $ 230,000            $ 100,000
Borrowings under Revolving Credit Agreement (b) ...........................               53,664               68,969
Notes payable for business acquisitions (c) ...............................                2,436                6,937
Notes payable to banks, interest variable (7.5% at
     December 25, 1999), payable in quarterly installments ranging from $19 to $24 through 2016, secured by inventory
     and accounts receivable in the amount of $35,870 .....................               25,208                4,050
Mortgage payable to bank in quarterly installments of $13
     interest at 4.4% through 2013, collateralized by a building with a net book value of $1,039 and various notes and loans payable with interest,
     in varying installments through 2007, uncollateralized ...............                7,338               7,692
Capital lease obligations in various installments through
     fiscal 2006; interest at 6.5% to 10% or varies with
     prime rate ...........................................................                3,451                2,431
                                                                                -----------------   ------------------
Total .....................................................................              322,097              190,079
Less current maturities ...................................................                3,879                9,634
                                                                                -----------------   ------------------
Total long-term debt ......................................................            $ 318,218            $ 180,445
                                                                                =================   ==================


(a) Private Placement Loans

   On June 30, 1999, the Company completed a private placement transaction under which it issued $130,000 in Senior Notes, the proceeds of which were used for the permanent financing of its acquisitions of GIV and Heiland, as well as repaying and retiring a portion of four uncommitted bank lines. The notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Interest is payable semi-annually.

   On September 25, 1998, the Company completed a private placement transaction under which it issued $100,000 in Senior Notes, the proceeds of which were used to pay down amounts owed under its revolving credit facility. Principal payments totaling $20,000 are due annually starting September 25, 2006 through 2010. The notes bear interest at a rate of 6.66% per annum. Interest is payable semi-annually.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 8-Long-Term Debt--(Continued)

(b) Revolving Credit Agreement

      On August 15, 1997, the Company entered into an amended revolving credit agreement which, among other things, increased the maximum available borrowings to $150,000 from $100,000 and extended the term of the agreement to August 15, 2002. The interest rate on any borrowings under the agreement is based on prime or LIBOR as defined in the agreement, which were 8.50%, and 6.19%, respectively, at December 25, 1999. The borrowings outstanding at December 25, 1999 were at interest rates ranging from 4.25% to 6.94%. The agreement provides for a sliding scale fee ranging from 0.1% to 0.3%, based upon certain financial ratios, on any unused portion of the commitment. The agreement also provides, among other things, that the Company will maintain, on a consolidated basis, as defined, a minimum tangible net worth; current, cash flow, and interest coverage ratios; a maximum leverage ratio; and contains restrictions relating to annual dividends in excess of $500, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, capital expenditures, certain changes in ownership and employee and shareholder loans.

(c) Notes Payable for Business Acquisitions

      In May 1997, a subsidiary of the Company entered into a term loan for $8,299 to acquire the remaining minority interests of a foreign subsidiary. The loan is denominated in British Pounds, and interest is payable quarterly at 5.5%. In 1998 the Company paid $4,478 and the remaining amount due was paid during 1999.

      In October 1997, the Company entered into a Netherlands Guilder (NLG) loan in the amount of 6.5 million NLG. The loan serves to hedge the repayment of an intercompany loan in the same amount, denominated in NLG, due from a Dutch subsidiary. The NLG loan calls for periodic payments and a balloon payment of
4.1 million NLG in January 2002. Interest is payable quarterly at a rate of 5.28% per annum, plus a margin. The agreement also provides for the same financial covenants and restrictions as the revolving credit agreement.

      As of December 25, 1999, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 2000 - $3,879; 2001 - $5,648; 2002 - $65,923; 2003 - $2,524; 2004 - $2,020.

Note 9--Taxes on Income

      Taxes on income are based on income before taxes on income, minority interest and equity in earnings (losses) of affiliates as follows:


                                                                                            Years ended
                                                                      -------------------------------------------------------
                                                                      December 25, 1999  December 26, 1998  December 27, 1997
                                                                      -----------------  -----------------  -----------------
Domestic .........................................................            $ 84,877           $ 31,959           $ 10,785
Foreign ..........................................................               4,906              4,055              2,130
                                                                      -----------------  -----------------  -----------------
     Total .......................................................            $ 89,783           $ 36,014           $ 12,915
                                                                      =================  =================  =================

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 9-Taxes on Income--(Continued)

      The provision for taxes on income was as follows:


                                                                                            Years ended
                                                                      -------------------------------------------------------
                                                                      December 25, 1999  December 26, 1998  December 27, 1997
                                                                      -----------------  -----------------  -----------------
Current tax expense:
     U.S. Federal ................................................            $ 28,137           $ 15,339           $ 18,019
     State and local .............................................               5,579              1,412              2,455
     Foreign .....................................................               1,860              3,389              1,116
                                                                      -----------------  -----------------  -----------------
          Total current ..........................................              35,576             20,140             21,590
                                                                      =================  =================  =================

Deferred tax expense (benefit):
     U.S. Federal ................................................                 954                657             (3,954)
     State and local .............................................              (1,338)               304                (78)
     Foreign .....................................................                 397               (776)               112
                                                                      -----------------  -----------------  -----------------
          Total deferred .........................................                  13                185             (3,920)
                                                                      -----------------  -----------------  -----------------
          Total provision ........................................            $ 35,589           $ 20,325           $ 17,670
                                                                      =================  =================  =================


      The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:


                                                                                December 25, 1999   December 26, 1998
                                                                                -----------------   ------------------
Current deferred tax assets:
     Inventory, premium coupon redemptions and accounts receivable
          valuation allowances ...............................................           $ 8,062              $ 6,645
     Uniform capitalization adjustments to inventories .......................             3,979                2,613
     Other accrued liabilities ...............................................             3,479                5,274
                                                                                -----------------   -----------------
          Total current deferred tax asset ...................................            15,520               14,532
                                                                                -----------------   -----------------

Non-current deferred tax asset (liability):
     Property and equipment ..................................................            (4,659)              (3,581)
     Provision for other long-term liabilities ...............................            (2,769)              (2,721)
     Net operating loss carryforward .........................................                91                   91
     Net operating losses of foreign subsidiaries ............................             3,672                2,482
                                                                                -----------------   -----------------
          Total non-current deferred tax liability ...........................            (3,665)              (3,729)
          Valuation allowance for non-current deferred tax assets ............            (3,697)              (2,549)
                                                                                -----------------   -----------------
Net non-current deferred tax liabilities .....................................            (7,362)              (6,278)
                                                                                -----------------   -----------------
Net deferred tax asset .......................................................           $ 8,158              $ 8,254
                                                                                =================   =================


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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 9-Taxes on Income--(Continued)

      At December 25, 1999, the Company has net operating loss carryforwards for Federal income tax purposes of $718, which are available to offset future Federal taxable income through 2010. Foreign net operating losses totaled
$9,919 at December 25, 1999. Such losses can be utilized against future foreign income. These losses expire between 2000 and 2005, with $1,573 expiring in 2000.

      The tax provisions differ from the amount computed using the Federal statutory income tax rate as follows:


                                                                                            Years ended
                                                                      -------------------------------------------------------
                                                                      December 25, 1999  December 26, 1998  December 27, 1997
                                                                      -----------------  -----------------  -----------------
Provision at Federal statutory rate ................................          $ 31,425           $ 12,741            $ 4,877
State income taxes, net of Federal income tax effect ...............             2,757              1,109              1,630
Net foreign and domestic losses for which no tax
     benefits are available ........................................               196                386                167
Foreign income taxed at other than the Federal
     statutory rate ................................................                38                 17                 (2)
Deferred tax benefit arising from termination of
      S Corporation election of an acquired company ................                -              (2,000)                -
Tax effect of  S Corporation .......................................                -                (579)               406
Non-deductible merger and integration costs ........................             1,329              8,814             10,752
Other ..............................................................              (156)              (163)              (160)
                                                                      -----------------  -----------------  -----------------
Income tax provision ...............................................          $ 35,589           $ 20,325           $ 17,670
                                                                      =================  =================  =================


      Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 25, 1999, the cumulative amount of reinvested earnings was approximately $9,790.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 10-Financial Instruments and Credit Risk Concentrations--(Continued)

      As of December 25, 1999, the Company had outstanding foreign currency forward contracts aggregating $10,800 related to debt and the purchase and sale of merchandise. The contracts hedge against currency fluctuations of Deutsche Mark ($800), British Pounds ($8,200), Swiss Francs ($500) and Australian dollars ($1,300). At December 25, 1999, the Company had net deferred losses from foreign currency forward contracts of $322. The contracts expire at various dates through February 2001.

      As of December 25, 1999, the Company had $13,000 outstanding in interest rate swaps. These swaps are used to convert floating rate debt relating to the Company's revolving credit agreement, to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 7.2% for the variable LIBOR rate on $13,000 of the Company's debt. The swaps expire in December 2003 and December 2004. Under the interest rate environment during the year ended December 25, 1999, the net fair value of the Company's interest rate swap agreements resulted in a recognized loss of $263.

(b) Concentrations of Credit Risk

      Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and short-term cash investments. The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across different types of healthcare professionals and geographic areas. The Company maintains an allowance for losses based on the expected collectability of all receivables. Included in Accounts receivable at December 25, 1999 and December 26, 1998 is $3,998 and $10,791, respectively, related to Easy Dental(R) Plus software sales with non-interest bearing extended payment terms. Total unamortized discounts at December 25, 1999 and December 26, 1998 amounted to $348 and $293 based on an imputed interest rate of 8.50% and 7.75%, respectively. Included in interest income for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 was approximately $45, $737 and $1,216, respectively, of imputed interest relating to these non-interest bearing extended payment term receivables.

Note 11-Segment and Geographic Data

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 11-Segment and Geographic Data--(Continued)

                                                                                            Years ended
                                                                      -------------------------------------------------------
                                                                      December 25, 1999  December 26, 1998  December 27, 1997
                                                                      -----------------  -----------------  -----------------
Net Sales:
Healthcare distribution (1):
     Dental ........................................................       $ 1,049,634        $ 1,083,994        $   999,456
     Medical .......................................................           712,707            515,728            441,015
     Veterinary ....................................................            52,286             48,307             40,843
     International (2) .............................................           404,186            230,999            181,239
                                                                      -----------------  -----------------  -----------------
          Total healthcare distribution ............................         2,218,813          1,879,028          1,662,553
Technology (3) .....................................................            66,887             42,657             35,943
                                                                      -----------------  -----------------  -----------------
                                                                           $ 2,285,700        $ 1,921,685        $ 1,698,496
                                                                      =================  =================  =================


--------------

(1)Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(2)Consists of products sold in Dental, Medical and Veterinary groups in European and Pacific Rim markets.
(3)Consists of practice management software and other value-added products and services.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 11-Segment and Geographic Data--(Continued)

                                                                                                 Years ended
                                                                           -------------------------------------------------------
                                                                           December 25, 1999  December 26, 1998  December 27, 1997
                                                                           -----------------  -----------------  -----------------
Operating Income:

     Healthcare distribution (includes merger and integration costs of
          $13,467, $55,688 and $43,911, respectively) ...................       $    80,467          $  24,183          $   4,970
     Technology (includes merger integration costs of $0, $978
          and $6,868 respectively) ......................................            25,298             15,347              6,860
                                                                           -----------------  -----------------  -----------------
     Total ..............................................................       $   105,765          $  39,530          $  11,830
                                                                           =================  =================  =================

Interest Income:

     Healthcare distribution ............................................       $     7,811          $   6,198          $   6,011
     Technology .........................................................             1,534              1,373              1,417
                                                                           -----------------  -----------------  -----------------
     Total ..............................................................       $     9,345          $   7,571          $   7,428
                                                                           =================  =================  =================

Interest Expense:

     Healthcare distribution ............................................       $    24,785          $  12,585          $   7,632
     Technology .........................................................               376                 72                 86
                                                                           -----------------  -----------------  -----------------
     Total ..............................................................       $    25,161          $  12,657          $   7,718
                                                                           =================  =================  =================


                                                                           December 25, 1999  December 26, 1998  December 27, 1997
                                                                           -----------------  -----------------  -----------------
Total Assets:

     Healthcare distribution ............................................       $ 1,134,312          $ 935,573          $ 769,258
     Technology .........................................................           110,563             42,371             41,844
                                                                           -----------------  -----------------  -----------------
     Total ..............................................................       $ 1,244,875          $ 977,944          $ 811,102
                                                                           =================  =================  =================

Depreciation and Amortization:

     Healthcare distribution ............................................       $    26,355          $  19,341          $  15,071
     Technology .........................................................             1,918                643                659
                                                                           -----------------  -----------------  -----------------
     Total ..............................................................       $    28,273          $  19,984          $  15,730
                                                                           =================  =================  =================

Capital Expenditures:

     Healthcare distribution ............................................       $    32,639          $  32,664          $  21,514
     Technology .........................................................             1,910                857                348
                                                                           -----------------  -----------------  -----------------
     Total ..............................................................       $    34,549          $  33,521          $  21,862
                                                                           =================  =================  =================

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 11-Segment and Geographic Data--(Continued)

   The following table reconciles segment totals to consolidated totals as of, and for the years ending December 25, 1999, December 26, 1998 and December 27, 1997:


                                                                                1999              1998              1997
                                                                          ----------------- ----------------- -----------------
Total Assets:
     Total assets for reportable segments ..............................       $ 1,244,875         $ 977,944         $ 811,102
     Receivables due from healthcare distribution segment ..............           (40,773)          (15,904)           (7,156)
                                                                          ----------------- ----------------- -----------------
          Consolidated total assets ....................................       $ 1,204,102         $ 962,040         $ 803,946
                                                                          ================= ================= =================

Interest Income:

     Total interest income for reportable segments .....................       $     9,345         $   7,571         $   7,428
     Interest on receivables due from healthcare distribution segment ..            (1,369)             (566)              (75)
     Interest on receivables due from technology segment ...............              (199)              (41)                -
                                                                          ----------------- ----------------- -----------------
          Total consolidated interest income ...........................       $     7,777         $   6,964         $   7,353
                                                                          ================= ================= =================

Interest Expense:

     Total interest expense for reportable segments ....................       $    25,161         $  12,657         $   7,718
     Interest on payables due to healthcare distribution segment .......              (199)              (41)                -
     Interest on payables due to technology segment ....................            (1,369)             (566)              (75)
                                                                          ----------------- ----------------- -----------------
          Total consolidated interest expense ..........................       $    23,593         $  12,050         $   7,643
                                                                          ================= ================= =================


   The following table presents information about the Company by geographic area as of, and for the years ending December 25, 1999, December 26, 1998 and December 27, 1997. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of United States export sales.


                                         1999                            1998                             1997
                            ------------------------------ ------------------------------- -------------- -----------------
                              Net Sales  Long-Lived Assets    Net Sales  Long-Lived Assets    Net Sales   Long-Lived Assets
                            ------------ ----------------- ------------- ----------------- -------------- -----------------
North America ........       $1,904,924      $ 249,524      $ 1,710,968       $ 174,917      $ 1,533,096      $ 163,418
Europe ...............          352,385        124,664          200,066          34,021          165,400         30,584
Pacific Rim ..........           28,391          7,552           10,651           7,136                -              -
                            ------------    -----------    -------------     -----------    -------------    -----------
Consolidated Total ...       $2,285,700      $ 381,740      $ 1,921,685       $ 216,074      $ 1,698,496      $ 194,002
                            ============    ===========    =============     ===========    =============    ===========


Note 12-Employee Benefit Plans

    (a) Stock Compensation Plan

   The Company established the 1994 Stock Option Plan for the benefit of certain employees. As amended in May 1999, pursuant to this plan the Company may issue up to approximately 5,180,000 shares of its Common Stock. The Plan provides for two classes of options: Class A options and Class B options. A maximum of 237,897 shares of Common Stock may be covered by Class A options. Both incentive and non-qualified stock options may be issued under the Plan.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 12-Employee Benefit Plans--(Continued)

      In 1995, Class A options to acquire 237,897 common shares were issued to certain executive management at an exercise price of $4.21 per share, substantially all of which became exercisable upon the closing of the Company's initial public offering which was on November 3, 1995. The exercise price of all Class B options issued has been equal to the market price on the date of grant and accordingly no compensation cost has been recognized. Substantially all Class B options become exercisable up to the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

      On May 8, 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Option Plan, under which the Company may grant options to each director who is not also an officer or employee of the Company, for up to 50,000 shares of the Company's Common Stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During 1999, 1998 and 1997, 13,000, 3,000 and 2,000 options, respectively were granted to certain non-employee directors at exercise prices which were equal to the market price on the date of grant.

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

      A summary of the status of the Company's two fixed stock option plans and the Assumed Plans, and the related transactions for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 is presented below:



                                              1999                          1998                        1997
                                  ----------------------------  ----------------------------  --------------------------
                                                    Weighted                     Weighted                    Weighted
                                                    Average                      Average                     Average
                                                    Exercise                     Exercise                    Exercise
                                     Shares          Price         Shares         Price         Shares        Price
                                  ------------  --------------  ------------  --------------  ------------  ------------
Outstanding at beginning
     of year ....................   4,434,173       $ 25.89       4,134,577      $ 18.19       2,713,255     $ 11.68
Granted .........................   1,447,935         17.35       1,339,362        39.01       1,758,918       27.45
Exercised .......................    (226,304)        36.22        (971,175)       10.95        (279,363)      12.60
Forfeited .......................    (216,464)        36.76         (68,591)       30.80         (58,233)      23.25
                                  ------------                  ------------                  -----------
Outstanding at end
     of year ....................   5,439,340       $ 23.53       4,434,173      $ 25.89       4,134,577     $ 18.19
                                  ============                  ============                  ===========
Options exercisable at
     year end ...................   3,593,439       $ 23.62       2,725,828      $ 19.63       2,755,010     $ 13.24
Weighted-average fair
     value of options
     granted during the year ..                      $ 9.85                      $ 17.17                     $ 17.68

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 12-Employee Benefit Plans--(Continued)

      The following table summarizes information about stock options outstanding at December 25, 1999:


                                                    Options Outstanding                          Options Exercisable
                                    ----------------------------------------------------   -------------------------------

                                                    Weighted Average
                                       Number          Remaining        Weighted Average      Number      Weighted Average
                                     Outstanding    Contractual Life     Exercise Price    Exercisable     Exercise Price
                                    -------------  ------------------  -----------------   -------------------------------
Range of Exercise Prices
     $ 4.21  to       $ 16.00         1,929,322               5.2            $ 11.46         1,204,031           $ 11.23
     $16.13  to       $ 27.00         1,662,580               7.3              22.20         1,143,753             22.38
     $29.00  to       $ 46.00         1,847,438               8.0              37.34         1,245,655             36.75
                                     ----------                                             ----------
                                      5,439,340               6.7            $ 23.53         3,593,439           $ 23.62
                                     ==========                                             ==========


      The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

       Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company and its acquired subsidiaries had accounted for its employee stock options under the fair value method of FAS 123. The weighted average fair value of options granted during 1999, 1998 and 1997 was $9.85, $17.17 and $17.68, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, risk-free interest rates of 5.6% for 1999 and 5.5% for 1998 and 1997; volatility factor of the expected market price of the Company's Common Stock of 45.8% for 1999 and 30% for 1998 and 1997, and a weighted-average expected life of the option of 10 years.

      Under the accounting provisions of FAS 123, the Company's net income
(loss) and earnings (loss) per share for the years ended December 25, 1999, December 26, 1998 and December 27, 1997 would have been adjusted to the pro forma amounts indicated below:


                                                                                   1999          1998          1997
                                                                               ------------- ------------- --------------
Net income (loss) ...........................................................      $ 43,012       $ 9,615      $ (15,014)
Net income (loss) per common share:
     Basic ..................................................................        $ 1.06        $ 0.24        $ (0.40)
     Diluted ................................................................        $ 1.04        $ 0.23        $ (0.40)
Net income (loss), reflecting special adjustments (1) .......................                     $ 7,036      $ (14,608)
Net income (loss), per common share to reflect special adjustments (1):
     Basic ..................................................................                      $ 0.18        $ (0.39)
     Diluted ................................................................                      $ 0.17        $ (0.39)

---------------------------------


(1) Special adjustments include adjustments for income tax provisions and benefits on previously untaxed losses of Meer.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 12-Employee Benefit Plans--(Continued)

(b) Profit Sharing Plans

      Prior to April 1, 1998, the Company had qualified contributory and noncontributory 401(k) and profit sharing plans, respectively, for eligible employees. As of April 1, 1998, the Company's profit sharing plan was merged into its 401(k) plan. Assets of the profit sharing plan are now held in self-directed accounts within the 401(k) plan. Contributions to the plans were determined by the Board of Directors and charged to operations during 1999, 1998 and 1997 amounted to $6,517, $6,033 and $5,300, respectively.

(c) Employee Stock Ownership Plan (ESOP)

      In 1994, the Company established an ESOP and a related trust as a benefit for substantially all of its domestic employees. This plan supplemented the Company's Profit Sharing Plan. Charges to operations related to this plan were $2,283, $1,400 and $1,226 for 1999, 1998 and 1997, respectively. Under this plan, the Company issued 101,233 and 34,720 shares of the Company's Common Stock to the trust in 1999 and 1998 to satisfy the 1998 and 1997 contribution. The Company expects to fund the 1999 contribution in 2000 with shares of the Company's Common Stock. As of April 1, 1998 the Company's ESOP was merged into its 401(k) plan. Shares of the Company's Common Stock are held in trust by the 401(k) plan.

(d) Supplemental Executive Retirement Plan

      In 1994, the Company instituted an unfunded non-qualified supplemental executive retirement plan for eligible employees. The increase in value which was charged to operations, were $617, $283 and $112 for 1999, 1998 and 1997, respectively.

Note 13-Commitments and Contingencies

(a) Operating Leases

      The Company leases facilities and equipment under noncancelable operating leases expiring through 2011. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

      Future minimum annual rental payments under the noncancelable leases at December 25, 1999 are as follows:

        2000 ...................................................  $ 24,637
        2001 ...................................................    20,987
        2002 ...................................................    16,818
        2003 ...................................................    13,653
        2004 ...................................................    12,339
        Thereafter .............................................    33,430
                                                                  --------

        Total minimum lease payments ...........................  $121,864
                                                                  ========


Total rental expense for 1999, 1998 and 1997 was $25,798, $19,130, and $19,537,
respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 13-Commitments and Contingencies --(Continued)

(b)   Capital Leases

      The Company leases certain equipment under capital leases. The following is a schedule by years of approximate future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at December 25, 1999.

        2000 ...................................................  $ 1,188
        2001 ...................................................      797
        2002 ...................................................      414
        2003 ...................................................      333
        2004 ...................................................      259
        Thereafter .............................................    1,329
                                                                  --------
        Total minimum lease payments ...........................    4,320
        Less: Amount representing interest at 6.5% to 10% ......     (869)
                                                                  --------
                                                                  $ 3,451
                                                                  ========


(c)   Litigation

      The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 25, 1999, the Company was named a defendant in approximately fifty such cases. Of these product liability claims, thirty-eight involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon the financial viability of the manufacturer and insurer.

      In addition, the Company is subject to other claims, suits and complaints, which arise in the course of the Company's business. In Texas District Court, Travis County, the Company, and one of its subsidiaries, are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc. Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud and violations of certain Texas Commercial Statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental name. In October 1999, the Court, on motion, certified both a Windows Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows customers and 15,000 DOS customers could be covered by the judge's ruling. The Company has filed an appeal of the Court's determination, during which time a trial on the merits is stayed. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 13-Commitments and Contingencies--(Continued)

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

(d)   Employment, Consulting and Noncompete Agreements

      The Company has employment, consulting and noncompete agreements expiring through 2004 (except for a lifetime consulting agreement with a principal stockholder which provides for initial compensation of $283 per year, increasing $25 every fifth year beginning in 2002). The agreements provide for varying base aggregate annual payments of approximately $4,337 per year which decrease periodically to approximately $424 per year. In addition, some agreements have provisions for incentive and additional compensation.

Note 14-Supplemental Cash Flow Information

Cash paid for interest and income taxes amounted to the following:

                                                                                      Years Ended
                                                               -----------------------------------------------------------

                                                               December 25, 1999    December 26, 1998    December 27, 1997
                                                               -----------------    -----------------    -----------------
Interest ...................................................        $ 19,528             $ 10,047              $ 8,354
Income taxes ...............................................        $ 23,266             $ 15,420             $ 13,055


In conjunction with business acquisitions, the Company used cash as follows:


                                                                                      Years Ended
                                                               -----------------------------------------------------------

                                                               December 25, 1999    December 26, 1998    December 27, 1997
                                                               -----------------    -----------------    -----------------
Fair value of assets
     acquired, excluding cash ..............................        $ 239,278            $ 22,725              $ 74,035
Less liabilities assumed
     and created upon acquisition ..........................          106,726               8,842                31,768
                                                                   -----------          ----------            ----------
Net cash paid ..............................................        $ 132,552            $ 13,883              $ 42,267
                                                                   ===========          ==========            ==========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 15-Quarterly Information (Unaudited)

      The following presents certain unaudited quarterly financial data:

                                                                            Quarters ended
                                               -------------------------------------------------------------------------------
                                                March 27, 1999     June 26, 1999     September 25, 1999     December 25, 1999
                                               ----------------   ---------------   --------------------   -------------------
Net Sales ...................................       $ 536,335       $ 559,310             $ 578,794            $ 611,261
Gross profit ................................         163,417         174,050               173,964              186,925
Operating income ............................          21,445          26,778                26,519               31,023
Net income ..................................           9,913          13,337                11,523               15,539
Net income per share:
     Basic ..................................          $ 0.25          $ 0.33                $ 0.28               $ 0.38
     Diluted ................................          $ 0.24          $ 0.32                $ 0.28               $ 0.38

                                                                            Quarters ended
                                               -------------------------------------------------------------------------------
                                                March 28, 1998     June 27, 1998     September 26, 1998     December 26, 1998
                                               ----------------   ---------------   --------------------   -------------------
Net Sales ...................................       $ 450,342       $ 475,992             $ 492,631            $ 502,720
Gross profit ................................         136,707         149,583               153,699              161,835
Operating income ............................          10,937          14,312                 4,828                9,453
Net income ..................................           6,113           7,822                 2,306                   86
Net income per share:
     Basic ..................................          $ 0.16          $ 0.20                $ 0.06               $ 0.00
     Diluted ................................          $ 0.15          $ 0.19                $ 0.06               $ 0.00


      The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software and equipment, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, the release of software enhancements, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions. Diluted earnings per share calculations for each quarter include the effect of stock options, when dilutive to the quarter's average number of shares outstanding for each period, and therefore the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

      During the fourth quarter of 1998, the Company incurred incremental costs totaling approximately $400 and reduced earnings from an affiliate totaling approximately $1,300 net of taxes due to a voluntary recall of anesthetic products produced by an affiliated company which is accounted for under the equity method.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

            None.

                                    PART III

ITEM 10.    Directors and Executive Officers of the Registrant

      The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" in the Company's definitive 2000 Proxy Statement to be filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 11.    Executive Compensation

      The information required by this item is hereby incorporated by reference from the Company's definitive 2000 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is hereby incorporated by reference from the Company's definitive 2000 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.    Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference from the Company's definitive 2000 Proxy Statement to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   1.    Financial Statements
      The Consolidated Financial Statements of the Company filed as a part of this report are listed on the index on page 28.

2.    Financial Statement Schedules
      None.

      3.    Exhibits

      The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

(b)   Reports on Form 8-K
      None.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 24, 2000.

                                             Henry Schein, Inc.


                                             By:   /s/ STANLEY M. BERGMAN
                                             Stanley M. Bergman
                                             Chairman, Chief Executive
                                             Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                                     Capacity                                Date

------------------------------------ ----------------------------------------------------- ---------------------
/s/ STANLEY BERGMAN                  Chairman, Chief Executive Officer, and                March 24, 2000
------------------------------------
Stanley M. Bergman                        President (principal executive officer)

/s/ STEVEN PALADINO                  Executive Vice President, Chief Financial Officer     March 24, 2000
------------------------------------
Steven Paladino                           and Director (principal financial and accounting
                                          officer)

/s/ JAMES P. BRESLAWSKI              Director                                              March 24, 2000
------------------------------------
James P. Breslawski

/s/ GERALD A. BENJAMIN               Director                                              March 24, 2000
------------------------------------
Gerald A. Bejamin

/s/ LEONARD A. DAVID                 Director                                              March 24, 2000
------------------------------------
Leonard A. David

/s/ MARK. E. MLOTEK                  Director                                              March 24, 2000
------------------------------------
Mark E. Mlotek

/s/ BARRY ALPERIN                    Director                                              March 24, 2000
------------------------------------
Barry Alperin

/s/ PAMELA JOSEPH                    Director                                              March 24, 2000
------------------------------------
Pamela Joseph

/s/ DONALD J. KABAT                  Director                                              March 24, 2000
------------------------------------
Donald J. Kabat

/s/ MARVIN H. SCHEIN                 Director                                              March 24, 2000
------------------------------------
Marvin H. Schein

/s/ IRVING SHAFRAN                   Director                                              March 24, 2000
------------------------------------
Irving Shafran


              REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Henry Schein, Inc.
Melville, New York



The audits referred to in our report dated February 25, 2000 relating to the consolidated financial statements of Henry Schein, Inc. and subsidiaries, which is contained in Item 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

BDO SEIDMAN, LLP


February 25, 2000
New York, New York

                                   Schedule II

                        Valuation and Qualifying Accounts


                     Column A                           Column B      Column C      Column D        Column E
----------------------------------------------------   ----------   -----------   ------------  ----------------
                                                                        Add
                                                                    -----------

                                                       Balance at    Charged to
                                                       beginning     costs and                   Balance at end
                    Description                        of period      expenses     Deductions     of period
----------------------------------------------------   ----------   -----------   ------------  ----------------

Year ended December 27, 1997:
     Allowance for doubtful accounts................   $  6,692      $  4,321        $ (1,544)      $  9,469
     Other accounts receivable allowances (1).......      3,443         2,010            --            5,453
                                                       --------      --------        --------       --------
                                                       $ 10,135      $  6,331        $ (1,544)      $ 14,922
                                                       ========      ========        ========       ========

Year ended December 26, 1998:
     Allowance for doubtful accounts................   $  9,469      $  4,326        $   (588)      $ 13,207
     Other accounts receivable allowances (1).......      5,453         2,955          (1,479)         6,929
                                                       --------      --------        --------       --------
                                                       $ 14,922      $  7,281        $ (2,067)      $ 20,136
                                                       ========      ========        ========       ========


Year ended December 25, 1999:
     Allowance for doubtful accounts................   $ 13,207      $  4,861        $ (5,268)      $ 12,800
     Other accounts receivable allowances (1).......      6,929         1,127            (465)         7,591
                                                       --------      --------        --------       --------
                                                       $ 20,136      $  5,988        $ (5,733)      $ 20,391
                                                       ========      ========        ========       ========


(1) Primarily allowance for sales returns


Exhibit No.                        Description                                       Page No.
===========                        ===========                                       ========

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits in the Company's Registration Statement on Form S-1 (Commission File No. 33-96528)

3.1           Form of Amended and Restated Articles of Incorporation

3.2           Form of By-laws

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

10.3          Letter Agreement dated September 30, 1994 to the Company from
              Marvin H. Schein, Pamela Joseph, and Pamela Schein

10.4          Release to the HSI Agreement dated September 30, 1994

10.5 Separation Agreement dated as of September 30, 1994 by and between the Company, Schein Pharmaceutical, Inc. and Schein Holdings, Inc.


Exhibit No.                        Description                                       Page No.
===========                        ===========                                       ========

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

10.9          Henry Schein, Inc. Amendment and Restatement of the Supplemental
              Executive Retirement Plan **

10.11 Consulting Agreement dated September 30, 1994 between the Company and Marvin H. Schein**

10.13         Amended and Restated Stock Issuance Agreement dated as of December
              24, 1992 between the Company and Stanley M. Bergman**

10.14         Stock Issuance Agreements dated December 27, 1994 between the
              Company and various executive officers**


Exhibit No.                        Description                                       Page No.
===========                        ===========                                       ========

10.15         Form of Henry Schein, Inc. Non-Employee Director Stock Option Plan**

10.16         Amended Credit Agreement dated December 15, 1995 among the
              Company, The Chase Manhattan Bank, N.A., Cooperatieve Centrale
              Raiffeisen Boerenleenbank, B.A. "Rabobank Nederland", New York
              Branch, Natwest Bank, N.A. and European American Bank
              (Incorporated by reference to Exhibit 10.20 to the Company's
              Registration Statement on Form S-1 (Commission File No. 33-96528))

10.17         First Amendment to the Amended Credit Agreement dated December 15,
              1995 among the Company, The Chase Manhattan Bank, N.A., Natwest
              Bank, N.A., "Rabobank Nederland" and European American Bank +

10.18         Amendments to the Company's 1994 Stock Option Plan effective as of
              July 15, 1997.

10.19         Revolving Credit Agreement (the ("Credit Agreement") dated as of
              January 31, 1997 among the Company, The Chase Manhattan Bank,
              Fleet Bank, N.A., Cooperative Centrale Raiffeisen Boerenleenbank,
              B.A., "Rabobank Nederland", New York Branch and european American
              BAnk (Incorporated by reference to Exhibit 10.20 to the Company's
              Registration Statement on Form S-1 Commission File No. 33-96528

10.20 Employment Agreement dated March 7, 1997, between Bruce J. Haber and the Company (Incorporated by reference to the Company's
              Registration Statement on Form S-4 (Registration No. 333-30615))

10.21 Termination of Employment Agreement, dated March 7, 1997 as revised, between Bruce J. Haber and the Company (Incorporated by reference to Exhibit 10.92 to the Company's Registration Statement on Form S-4(Registration No. 333-30615))

10.22         Amendment dated as of June 30, 1997 to Credit Agreement
              (Incorporated by reference to Exhibit 10.103 to the Company's
              Registration Statement on Form S-4 (Commission File No.
              333-36081))

10.23 Amendment No. 2 and Supplement to Revolving Credit Agreement, dated August 15, 1997 (Incorporated by reference to Exhibit 10.104 to the Company's Registration Statement on Form S-4 (Commission
              File No. 333-36081))

10.24         Lease Agreement dated December 23, 1997, between First Industrial
              Pennsylvania, L.P. and the Company (Incorporated by reference to Exhibit 10.103 to the Company's 1998 Annual Report on Form 10K).

10.25         Amendment dated as of May 15, 1998 to Credit Agreement
              (Incorporated by reference to Exhibit 10.108 to the Company's
              Quarterly Report on Form 10Q for the quarter ended June 27, 1998)

10.26         Henry Schein, Inc. Senior Executive Group 2000 Performance
              Incentive Plan Summary.+**

10.27         Stock Purchase Agreement by and among the Company, New River
              Management Company, L.L.C., Chiron Corporation and Biological &
              Popular Culture Inc., dated as of December 8, 1998 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 31, 1998)

10.28         Amendment No. 1, dated as of December 30, 1998, to the Stock
              Purchase Agreement by and among the Company, New River Management
              Company, L.L.C., Chiron Corporation and Biological & Popular
              Culture Inc., dated as of December 8, 1998. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form
              8-K dated December 31, 1998).


Exhibit No.                        Description                                       Page No.
===========                        ===========                                       ========

10.29 Rights Agreement dated as of Novemebr 30,1998, between the Company and Continental Stock Transfer and Trust Co. (filed as the exhibit to the Company's Current Report on Form 8-K, dated Novemebr 30,
              1998).

10.30 Form of the Note Purchase Agreements between the Company and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of the Company's 6.94% Senior
              Notes due June 30, 2009 (Incorporated by Reference to Exibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).

10.31         Form of Agreements dated January 1, 2000 between the Company and
              Gerald Benjamin, James Breslawski, Leonard David, Mark Mlotek,
              Steven Paladino and Michael Zack, respectively.+**

10.32         Employment Agreement dated as of January 1, 2000 between the
              Company and Stanley M. Bergman.+**

10.33         Form of Agreements dated January 1, 2000 between the Company and
              Michael Ettinger, Diane Forrest, Larry Gibson and Michael
              Racioppi, respectively.+**

11.1          Statement re: computation of per share income (loss)*

21.1          List of Subsidiaries of the Company.

27.1          Financial data Schedules - Year ended December 25, 1999.+

-----------
+  Filed herewith
** Indicates management contract or compensatory plan or agreement