Form 10-Q
period 2000-03-25
SCHEIN HENRY INC
filed 2000-05-09
CIK 1000228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------


(Mark One)

 X      Quarterly report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934
For the period ended March 25, 2000

                                       OR

        Transition report pursuant to Section 13 or 15(d) of the Securities
---     Exchange Act of 1934
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

As of May 4, 2000 there were 40,811,314 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS


                                                                                     Page
                                                                                     ----

                          PART I. FINANCIAL INFORMATION

Consolidated Financial Statements:

ITEM 1.     Balance Sheets as of March 25, 2000 and December 25, 1999 ............    3

            Statements of Operations
                 for the three months ended March 25, 2000, and March 27, 1999 ...    4

            Statements of Cash Flows for the three months ended
                 March 25, 2000 and March 27, 1999 ...............................    5

            Notes to Consolidated Financial Statements ...........................    6

ITEM 2.     Management's Discussion and Analysis of
                 Financial Condition and Results of Operations ...................   10

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk ...........   13


                           PART II. OTHER INFORMATION

ITEM 1.     Legal Proceedings ....................................................   14

ITEM 6.     Exhibits and Reports on Form 8-K .....................................   15

            Signature ............................................................   15

PART 1.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                    March 25,     December 25,
                                                                                      2000           1999
                                                                                   -----------    -----------
                                                                                   (unaudited)

                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................   $    17,405    $    26,019
     Accounts receivable, less reserves of $21,062, and $20,391, respectively ..       358,371        388,063
     Inventories ...............................................................       292,697        285,590
     Deferred income taxes .....................................................        17,583         15,520
     Prepaid expenses and other ................................................        66,657         63,617
                                                                                   -----------    -----------
          Total current assets .................................................       752,713        778,809
Property and equipment, net of accumulated depreciation and amortization
     of  $64,518 and $60,702, respectively .....................................        87,293         86,627
Goodwill and other intangibles, net of accumulated amortization
     of  $34,571 and $31,356, respectively .....................................       288,275        295,113
Investments and other ..........................................................        44,058         43,553
                                                                                   -----------    -----------
                                                                                   $ 1,172,339    $ 1,204,102
                                                                                   ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................   $   184,099    $   198,983
     Bank credit lines .........................................................        40,556         41,527
     Accruals:
          Salaries and related expenses ........................................        31,006         31,188
          Merger and integration costs .........................................         7,921         10,093
          Other ................................................................        54,564         64,710
     Current maturities of long-term debt ......................................         3,139          3,879
                                                                                   -----------    -----------
          Total current liabilities ............................................       321,285        350,380
Long-term debt .................................................................       306,263        318,218
Other liabilities ..............................................................        11,436          9,782
                                                                                   -----------    -----------
          Total liabilities ....................................................       638,984        678,380
                                                                                   -----------    -----------
Minority interest ..............................................................         7,070          7,855
                                                                                   -----------    -----------
Commitments and contingencies
Stockholders' equity:
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 40,805,594 and 40,768,306, respectively ......................           408            407
     Additional paid-in capital ................................................       362,159        361,757
     Retained earnings .........................................................       179,207        167,809
     Treasury stock, at cost, 62,479 shares ....................................        (1,156)        (1,156)
     Accumulated comprehensive loss ............................................       (13,773)       (10,359)
     Deferred compensation .....................................................          (560)          (591)
                                                                                   -----------    -----------
          Total stockholders' equity ...........................................       526,285        517,867
                                                                                   -----------    -----------
                                                                                   $ 1,172,339    $ 1,204,102
                                                                                   ===========    ===========

          See accompanying notes to consolidated financial statements.

                 HENRY SCHEIN, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS
                (in thousands, except per share data)
                             (unaudited)

                                                                              Three Months Ended
                                                                            ----------------------
                                                                            March 25,    March 27,
                                                                              2000          1999
                                                                            ---------    ---------

Net sales ...............................................................   $ 553,810    $ 536,335
Cost of sales ...........................................................     384,606      372,918
                                                                            ---------    ---------
     Gross profit .......................................................     169,204      163,417
Operating expenses:
     Selling, general and administrative ................................     145,727      139,769
     Merger and integration costs .......................................        --          2,203
                                                                            ---------    ---------
          Operating income ..............................................      23,477       21,445
Other income (expense):
     Interest income ....................................................       1,096        2,333
     Interest expense ...................................................      (5,852)      (5,724)
     Other - net ........................................................        (151)        (189)
                                                                            ---------    ---------
          Income before taxes on income, minority interest and equity
               in earnings (losses) of affiliates .......................      18,570       17,865
Taxes on income .........................................................       6,778        7,127
Minority interest in net income of subsidiaries .........................         488          597
Equity in earnings (losses) of affiliates ...............................          94         (228)
                                                                            ---------    ---------
Net income ..............................................................   $  11,398    $   9,913
                                                                            =========    =========
Net income per common share:
     Basic ..............................................................   $    0.28    $    0.25
                                                                            =========    =========
     Diluted ............................................................   $    0.28    $    0.24
                                                                            =========    =========
Weighted average common shares outstanding:
     Basic ..............................................................      40,715       40,417
                                                                            =========    =========
     Diluted ............................................................      41,084       41,806
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

                           HENRY SCHEIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (in thousands)
                                       (unaudited)

                                                                                     Three Months Ended
                                                                                   ----------------------
                                                                                   March 25,    March 27,
                                                                                     2000         1999
                                                                                   ---------    ---------

Cash flows from operating activities:
     Net income ................................................................   $  11,398    $   9,913
     Adjustments to reconcile net income to net cash provided
          by (used in) operating activities:
               Depreciation and amortization ...................................       7,926        6,973
               Provision (benefit) for losses and allowances on accounts
                    receivable ................................................          671       (1,561)
               Benefit for deferred income taxes ...............................        (484)      (1,404)
               Undistributed (earnings) losses of affiliates ...................         (94)         228
               Minority interest in net income of subsidiaries .................         488          597
               Other ...........................................................          93         (182)
     Changes in assets and liabilities (net of acquisitions):
          Decrease in accounts receivable ......................................      27,057       10,157
          (Increase) decrease in inventories ...................................      (9,287)         985
          (Increase) decrease in other current assets ..........................      (3,403)       9,599
          Decrease in accounts payable and accruals ............................     (25,510)     (48,540)
                                                                                   ---------    ---------
Net cash provided by (used in) operating activities ............................       8,855      (13,235)
                                                                                   ---------    ---------

Cash flows from investing activities:
     Capital expenditures ......................................................      (6,041)      (8,975)
     Business acquisitions, net of cash acquired ...............................        (470)    (119,777)
     Proceeds from sale of fixed assets ........................................        --          6,402
     Other .....................................................................        (457)         (70)
                                                                                   ---------    ---------
Net cash used in investing activities ..........................................      (6,968)    (122,420)
                                                                                   ---------    ---------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt ..................................        --            234
     Principal payments on long-term debt ......................................      (2,317)     (12,256)
     Proceeds from issuance of stock ...........................................         435        3,643
     Proceeds from  borrowing from banks .......................................       3,730      137,325
     Payments on borrowings from banks .........................................     (13,467)      (4,789)
     Other .....................................................................          58       (3,398)
                                                                                   ---------    ---------
Net cash (used in) provided by financing activities ............................     (11,561)     120,759
                                                                                   ---------    ---------
Net decrease in cash and cash equivalents ......................................      (9,674)     (14,896)
Effect of exchange rate changes on cash ........................................       1,060         --
                                                                                   ---------    ---------
Cash and cash equivalents, beginning of year ...................................      26,019       28,222
                                                                                   ---------    ---------
Cash and cash equivalents, end of year .........................................   $  17,405    $  13,326
                                                                                   =========    =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1. Basis of Presentation

         The consolidated financial statements include the accounts of Henry Schein, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company").

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 25, 1999. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the three months ended March 25, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2000 or any other period.

Note 2. Business Acquisitions

         During the three months ended March 27, 1999, the Company completed six acquisitions. The 1999 completed acquisitions included General Injectables and Vaccines, Inc. ("GIV"), through the purchase of all of the outstanding common stock of Biological and Popular Culture, Inc., a leading independent direct marketer of vaccines and other injectables to office-based practitioners throughout the United States; and the Heiland Group GmbH ("Heiland"), the largest direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, in Germany. Of the six completed acquisitions, five were accounted for under the purchase method of accounting, and the remaining acquisition was accounted for under the pooling of interests method of accounting. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999. Acquisitions completed during the first quarter of 2000 were not material.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                      (in thousands, except employee data)
                                   (unaudited)

Note 2. Business Acquisitions --(Continued)

         In connection with prior year acquisitions, which were accounted for under the pooling of interests method, the Company incurred certain merger and integration costs. The following table shows amounts paid against the merger and integration accrual during the three months ended March 25, 2000:

                                                Balance At                 Balance At
                                               December 25,                 March 25,
                                                  1999         Payments      2000
                                               ------------    --------    ----------
         Severance and other direct costs ..   $      1,694    $   (370)   $    1,324
         Direct transaction and other
               integration costs ...........          8,399      (1,802)        6,597
                                               ------------    --------    ----------
                                               $     10,093    $ (2,172)   $    7,921
                                               ============    ========    ==========

         For the three months ended March 25, 2000, 33 employees received severance and 24 were owed severance at March 25, 2000.

Note 3. Comprehensive Income

         Net comprehensive income for the three months ended March 25, 2000 and March 27, 1999 is as follows:

                                                                 Three Months Ended
                                                         ----------------------------------
                                                            March 25,           March 27,
                                                              2000                1999
                                                         ---------------    ---------------
         Net income ..................................   $        11,398    $         9,913
         Foreign currency translation adjustments ....            (3,414)            (3,684)
                                                         ---------------    ---------------
         Net comprehensive income ....................   $         7,984    $         6,229
                                                         ===============    ===============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                                 (in thousands)
                                   (unaudited)

Note 4. Segment Data

         The Company has two reportable segments, healthcare distribution and technology. The healthcare distribution segment which is comprised of the Company's dental, medical, veterinary and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals in the combined North American, European and the Pacific Rim markets. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the North American market.

         The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:


                                                               Three Months Ended
                                                         --------------------------------
                                                            March 25,         March 27,
                                                              2000              1999
                                                         --------------    --------------
         Net Sales:
         Healthcare distribution (1):
              Dental .................................   $       254,788   $       253,253
              Medical ................................           168,875           158,075
              Veterinary .............................            13,457            12,689
              International (2) ......................            99,955            98,318
                                                         ---------------   ---------------
                   Total healthcare distribution .....           537,075           522,335
         Technology (3) ..............................            16,735            14,000
                                                         ---------------   ---------------
                                                         $       553,810   $       536,335
                                                         ===============   ===============

                   ------------------------------------------

(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.

(2) Consists of products sold in Dental, Medical and Veterinary groups in European and Pacific Rim markets.

(3) Consists of practice management software and other value-added products and services.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                        (in thousands, except share data)
                                   (unaudited)

Note 4. Segment Data -- (Continued)

                                                                              Three Months Ended
                                                                        --------------------------------
                                                                          March 25,          March 27,
                                                                            2000               1999
                                                                        --------------    --------------
         Operating Income:
              Healthcare distribution (includes merger and
                   integration costs of $2,203 in 1999) .............   $       17,309    $       16,956
              Technology ............................................            6,168             4,489
                                                                        --------------    --------------
              Total .................................................   $       23,477    $       21,445
                                                                        ==============    ==============


                                                                          March 25,          March 27,
                                                                            2000               1999
                                                                        --------------    --------------
         Total Assets:
              Healthcare distribution ...............................   $    1,143,207    $    1,122,120
              Technology ............................................           72,411            40,301
                                                                        --------------    --------------
                   Total assets for reportable segments .............        1,215,618         1,162,421
              Receivables due from healthcare distribution segment ..          (40,544)          (21,575)
              Receivables due from technology segment ...............           (2,735)             (831)
                                                                        --------------    --------------
                   Consolidated total assets ........................   $    1,172,339    $    1,140,015
                                                                        ==============    ==============

Note 5. Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                               Three Months Ended
                                                                        --------------------------------
                                                                          March 25,          March 27,
                                                                            2000               1999
                                                                        --------------    --------------
         Basic ......................................................           40,715            40,417
         Effect of assumed conversion of employee stock options .....              369             1,389
                                                                        --------------    --------------
         Diluted ....................................................           41,084            41,806
                                                                        ==============    ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 25, 2000 compared to Three Months Ended
March 27, 1999

         Net sales increased $17.5 million, or 3.3%, to $553.8 million for the three months ended March 25, 2000 from $536.3 million for the three months ended March 27, 1999. Of the $17.5 million increase, approximately $14.7 million, or 84.3%, represented a 2.8% increase in the Company's healthcare distribution business. As part of this increase approximately $10.8 million represented a 6.8% increase in the Company's medical business, $1.6 million represented a 1.7% increase in its international business, $1.5 million represented a 0.6% increase in its dental business and $0.8 million represented a 6.1% increase in its veterinary business. The increase in medical net sales is primarily attributable to telesales and marketing activities, partially offset by a decrease in sales to hospitals. In the international market, the increase in net sales was primarily due to increased account penetration in Germany, Australia, France and Spain, offset by unfavorable foreign exchange rates. In the veterinary market, the increase in net sales was primarily due to increased account penetration. The increase in dental net sales was primarily due to improvement in equipment sales and services. The remaining increase in first quarter 2000 net sales was due to the technology business, which increased $2.8 million, or 20.0%, to $16.8 million for the three months ended March 25, 2000, from $14.0 million for the three months ended March 27, 1999. The increase in technology and value-added product net sales was primarily due to increased practice management software sales.

         Gross profit increased by $5.8 million, or 3.5%, to $169.2 million for the three months ended March 25, 2000 from $163.4 million for the three months ended March 27, 1999. Gross profit margin increased 0.1% to 30.6% from 30.5% for the same period last year. Healthcare distribution gross profit increased $3.9 million, or 2.5%, to $157.8 million for the three months ended March 25, 2000 from $153.9 million for the three months ended March 27, 1999. Healthcare distribution gross profit margin decreased by 0.1% to 29.4% for the three months ended March 25, 2000 from 29.5% for the three months ended March 27, 1999, primarily due to sales mix. Technology gross profit increased by $1.9 million or 20.4% to $11.4 million for the three months ended March 25, 2000 from $9.5 million for the three months ended March 27, 1999. Technology gross profit margins increased by 0.5% to 68.2% for three months ended March 25, 2000 from 67.7% for the three months ended March 27, 1999, primarily due to changes in sales mix.

         Selling, general and administrative expenses increased by $5.9 million, or 4.2%, to $145.7 million for the three months ended March 25, 2000 from $139.8 million for the three months ended March 27, 1999. Selling and shipping expenses increased by $0.9 million, or 0.9%, to $95.7 million for the three months ended March 25, 2000 from $94.8 million for the three months ended March 27, 1999. As a percentage of net sales, selling and shipping expenses decreased 0.4% to 17.3% for the three months ended March 25, 2000 from 17.7% for the three months ended March 27, 1999. The decrease was primarily due to reductions in sales and marketing expenses. General and administrative expenses increased $5.0 million, or 11.1%, to $50.0 million for the three months ended March 25, 2000 from $45.0 million for the three months ended March 27, 1999, primarily due to acquisitions. As a percentage of net sales, general and administrative expenses increased 0.6% to 9.0% for the three months ended March 25, 2000 from 8.4% for the three months ended March 27, 1999.

         Other income (expense) - net decreased by $1.3 million, to $(4.9) million for the three months ended March 25, 2000, compared to $(3.6) million for the three months ended March 27, 1999, due primarily to lower interest income on receivables, and an increase in interest expense, which resulted from an increase in interest rates.

         Equity in earnings (losses) of affiliates increased $0.3 million to $0.1 million for the three months ended March 25, 2000 from $(0.2) million for the three months ended March 27, 1999. The increase is due to a reduced loss in 2000 from an affiliate. In 1998, HS Pharmaceutical, an affiliated company, which is accounted for under the equity method, ceased manufacturing of certain anesthetic products. On September 23, 1999, the United States Food and Drug Administration ("FDA") issued clearance for HS Pharmaceutical to resume production of its anesthetic products for shipment into the United States. HS Pharmaceutical resumed limited production and shipment of its products in the fourth quarter of 1999.

         For the three months ended March 25, 2000 the Company's effective tax rate was 36.5%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes. For the three months ended March 27, 1999, the Company's effective tax rate was 39.9%. Excluding merger and integration costs net of applicable taxes the Company's effective tax rate for the three months ended March 27, 1999 would have been 39.8%. The difference between the Company's effective tax rate, excluding certain non-deductible merger and integration costs, and the Federal statutory rate relates primarily to state income taxes.


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

         The Company has established an Euro Task Force to address its information system, product and customer concerns. The Company expects to achieve timely Euro information system and product readiness, so as to conduct transactions in the Euro, in accordance with implementation schedules as they are established by the European Commission. The Company does not anticipate that the costs of the overall effort will have a material adverse impact on future results.

E-Commerce

         Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. The Company's distribution business is characterized by rapid technological developments and intense competition. The rapid evolution of on-line commerce will require continuous improvement in performance, features and reliability of Internet content and technology by the Company, particularly in response to competitive offerings. Through the Company's proprietary technologically based suite of products, customers are offered a variety of competitive alternatives. The Company's tradition of reliable service, proven name recognition, and large customer base built on solid customer relationships makes it well situated to participate fully in this rapidly growing aspect of the distribution business. The Company is exploring ways and means of improving and expanding its Internet presence and will continue to do so.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements have been to fund (a) repayments on bank borrowings, (b) acquisitions, (c) capital expenditures, and
(d) working capital needs resulting from increased sales and special inventory forward buy-in opportunities. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities, private placement loans, and stock issuances.

         Net cash provided by operating activities for the three months ended March 25, 2000 of $8.9 million resulted primarily from net income of $11.4 million, adjusted for non-cash charges of $8.6 million, offset by an increase in operating items of working capital of $11.1 million. The increase in working capital was primarily due to a decrease in accounts payable and other accrued expenses of $25.5 million primarily due to payments made to vendors for year-end inventory buy-ins, a $9.3 million increase in inventory, a $3.4 million increase in other current assets, offset by a decrease in accounts receivable of $27.1 million. The Company anticipates future increases in working capital requirements as a result of its continued sales growth and special inventory forward buy-in opportunities.

         Net cash used in investing activities for the three months ended March 25, 2000 of $7.0 million resulted primarily from cash used for capital expenditures of $6.0 million and to make acquisitions of $0.5 million. The Company expects that it will invest more than $25.0 million during the year ending December 30, 2000, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

         Net cash used in financing activities for the three months ended March 25, 2000 of $11.6 million resulted primarily from repayments on the Company's revolving credit facility and other long-term debt, offset by proceeds from issuances of stock resulting from option conversions.

         Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

         The Company's cash and cash equivalents as of March 25, 2000 of $17.4 million consist of bank balances and money market funds.

         The Company has a $150.0 million revolving credit facility, which has a termination date of August 15, 2002. Borrowings under the credit facility were $43.9 million at March 25, 2000. The Company also has one uncommitted bank line totaling $15.0 million, none of which has been borrowed at March 25, 2000. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $54.1 million at March 25, 2000, under which $41.6 million has been borrowed.

         On June 30, 1999 and September 25, 1998, the Company completed private placement transactions under which it issued $130.0 million and $100.0 million, respectively, in Senior Notes, the proceeds of which were used respectively, for the permanent financing of the GIV and Heiland acquisitions, as well as repaying and retiring a portion of four uncommitted bank lines and to pay down amounts owed under its revolving credit facility. The $130.0 million notes come due in full on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 through 2010. The notes and bear interest at a rate of 6.66% per annum. Interest on both notes are payable semi-annually.

         The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes to the disclosures made in our report 10-K for the year ended December 25, 1999, on this matter.

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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

         The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of the end of the Company's first fiscal quarter of 2000 the Company was named a defendant in approximately sixty-five such cases. Of these product liability claims, forty-five involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In these cases, the Company acted as a distributor of both brand name and/or "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the case allege injuries from the combined use of the drugs known as "Phen/fen". The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon the financial viability of the manufacturer and insurer.

         In addition, the Company is subject to other claims, suits and complaints, which arise in the course of the Company's business. In Texas District Court, Travis County, the Company, and one of its subsidiaries, are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc. Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud, and violations of certain Texas Commercial Statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental name. In October 1999, the Court, on motion, certified both a Windows Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows customers and 15,000 DOS customers could be covered by the judge's ruling. The Company has filed an appeal of the Court's determination, during which time a trial on the merits is stayed. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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

                                        HENRY SCHEIN, INC.
                                        (Registrant)



                                        By: /s/ Steven Paladino
                                            ------------------------------------
                                            STEVEN PALADINO
                                            Executive Vice President and
                                            Chief Financial Officer and Director
                                            (principal financial officer and
                                            accounting officer)




Dated: May 9, 2000