Form 10-Q
period 2000-06-24
SCHEIN HENRY INC
filed 2000-08-08
CIK 1000228

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

For the period ended June 24, 2000

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

As of August 3, 2000 there were 41,286,794 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                                Page
                                                                              ---------

                             PART I. FINANCIAL INFORMATION

ITEM 1.    Consolidated Financial Statements:
                Balance Sheets as of June 24, 2000 and
                     December 25, 1999 .....................................     3

                Statements of Operations for the three and six months ended
                     June 24, 2000 and June 26, 1999 .......................     4

                Statements of Cash Flows for the six months ended
                     June 24, 2000 and June 26, 1999 .......................     5

                Notes to Consolidated Financial Statements..................     6

ITEM 2.         Management's Discussion and Analysis of
                     Financial Condition and Results of Operations..........     10

ITEM 3.         Quantitative and Qualitative Disclosures about Market Risk..     14


                               PART II. OTHER INFORMATION

ITEM 1.         Legal Proceedings...........................................     16

ITEM 2.         Changes in Securities and Use of Proceeds...................     16

ITEM 4.         Submission of Matters to a Vote of Security Holders.........     17

ITEM 6.         Exhibits and Reports on Form 8-K............................     18

                Signature...................................................     19

PART 1.   FINANCIAL INFORMATION

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                        HENRY SCHEIN, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                         (in thousands, except share data)

                                                                                June 24, 2000    December 25, 1999
                                                                                -------------    -----------------
                                                                                 (unaudited)         (audited)
ASSETS
Current assets:
     Cash and cash equivalents ..............................................   $      45,900    $          26,019
     Accounts receivable, less reserves of $21,685 and $20,391,
        respectively.........................................................         357,215              388,063
     Inventories ............................................................         274,668              285,590
     Deferred income taxes ..................................................          18,435               15,520
     Prepaid expenses and other .............................................          62,109               63,617
                                                                                -------------    -----------------
               Total current assets .........................................         758,327              778,809

Property and equipment, net of accumulated depreciation and amortization
     of $67,196 and $60,702, respectively ...................................          87,489               86,627
Goodwill and other intangibles, net of accumulated amortization
     of $37,937 and $31,356, respectively ...................................         283,389              295,113
Investments and other .......................................................          41,702               43,553
                                                                                -------------    -----------------
                                                                                $   1,170,907    $       1,204,102
                                                                                =============    =================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable .......................................................   $     183,586    $         198,983
     Bank credit lines ......................................................          37,730               41,527
     Accruals:
          Salaries and related expenses .....................................          32,650               31,188
          Merger and integration costs ......................................           6,729               10,093
          Other .............................................................          64,136               64,710
     Current maturities of long-term debt ...................................           5,484                3,879
                                                                                -------------    -----------------
               Total current liabilities ....................................         330,315              350,380
Long-term debt ..............................................................         280,128              318,218
Other liabilities ...........................................................          11,855                9,782
                                                                                -------------    -----------------
               Total liabilities ............................................         622,298              678,380
                                                                                -------------    -----------------
Minority interest ...........................................................           8,324                7,855
                                                                                -------------    -----------------
Stockholders' equity:
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 41,276,794 and 40,768,306, respectively ...................             413                  407
     Additional paid-in capital .............................................         362,529              361,757
     Retained earnings ......................................................         196,060              167,809
     Treasury stock, at cost, 62,479 shares .................................          (1,156)              (1,156)
     Accumulated comprehensive loss .........................................         (17,032)             (10,359)
     Deferred compensation ..................................................            (529)                (591)
                                                                                -------------    -----------------
               Total stockholders' equity ...................................         540,285              517,867
                                                                                -------------    -----------------
                                                                                $   1,170,907    $       1,204,102
                                                                                =============    =================

          See accompanying notes to consolidated financial statements.

                   HENRY SCHEIN, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (in thousands, except per share data)
                               (unaudited)

                                                                     Three Months Ended                Six Months Ended
                                                               ------------------------------    ------------------------------
                                                               June 24, 2000    June 26, 1999    June 24, 2000    June 26, 1999
                                                               -------------    -------------    -------------    -------------

Net sales ..................................................   $     568,174    $     559,310    $   1,121,984    $   1,095,645
Cost of sales ..............................................         385,443          385,260          770,049          758,178
                                                               -------------    -------------    -------------    -------------
     Gross profit ..........................................         182,731          174,050          351,935          337,467
Operating expenses:
     Selling, general and administrative ...................         151,164          142,001          296,891          281,770
     Merger and integration costs ..........................             585            5,271              585            7,474
                                                               -------------    -------------    -------------    -------------
       Operating income ....................................          30,982           26,778           54,459           48,223
Other income (expense):
     Interest income .......................................             924            1,488            2,020            3,821
     Interest expense ......................................          (4,847)          (5,316)         (10,699)         (11,040)
     Other - net ...........................................            (495)             297             (646)             108
                                                               -------------    -------------    -------------    -------------
       Income before taxes on income, minority interest
            and equity in earnings (losses) of affiliates...          26,564           23,247           45,134           41,112
Taxes on income ............................................           9,774            8,958           16,552           16,085
Minority interest in net income of subsidiaries ............             549              322            1,037              919
Equity in earnings (losses) of affiliates ..................             140             (630)             234             (858)
                                                               -------------    -------------    -------------    -------------
Net income .................................................   $      16,381    $      13,337    $      27,779    $      23,250
                                                               =============    =============    =============    =============
Net income per common share:
     Basic .................................................   $        0.40    $        0.33    $        0.68    $        0.57
                                                               =============    =============    =============    =============
     Diluted ...............................................   $        0.39    $        0.32    $        0.67    $        0.56
                                                               =============    =============    =============    =============
Weighted average common shares outstanding:
     Basic .................................................          41,204           40,491           40,959           40,456
                                                               =============    =============    =============    =============
     Diluted ...............................................          41,702           41,547           41,401           41,621
                                                               =============    =============    =============    =============

          See accompanying notes to consolidated financial statements.

                                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (in thousands)
                                                 (unaudited)

                                                                                              Six Months Ended
                                                                                        ------------------------------
                                                                                        June 24, 2000    June 26, 1999
                                                                                        -------------    -------------

Cash flows from operating activities:
     Net income .....................................................................   $      27,779    $      23,250
     Adjustments to reconcile net income to net cash provided
          by operating activities:
            Depreciation and amortization ...........................................          15,950           14,729
            Provision (benefit) for losses and allowances on accounts receivable ....           1,294             (530)
            (Benefit) provision for deferred income taxes ...........................            (654)             949
            Undistributed (earnings) losses of affiliates ...........................            (234)             858
            Minority interest in net income of subsidiaries .........................           1,037              919
            Other ...................................................................            --               (144)
     Changes in operating assets and liabilities (net of acquisitions):
          Decrease in accounts receivable ...........................................          26,190            2,910
          Decrease in inventories ...................................................           7,331           19,200
          Decrease in other current assets ..........................................             815           10,071
          Decrease in accounts payable and accruals .................................         (14,163)         (66,953)
                                                                                        -------------    -------------
Net cash provided by operating activities ...........................................          65,345            5,259
                                                                                        -------------    -------------

Cash flows from investing activities:
     Capital expenditures ...........................................................         (11,573)         (11,731)
     Business acquisitions, net of cash acquired ....................................          (1,171)        (127,319)
     Proceeds from sale of fixed assets .............................................            --              6,402
     Other ..........................................................................           1,135            2,183
                                                                                        -------------    -------------
Net cash used in investing activities ...............................................         (11,609)        (130,465)
                                                                                        -------------    -------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt .......................................            --                491
     Principal payments on long-term debt ...........................................          (2,762)         (10,680)
     Proceeds from common stock options exercised by
          employees under stock option plans ........................................             545            5,062
     Proceeds from  borrowings from banks ...........................................           5,661          135,508
     Payments on borrowings from banks ..............................................         (39,982)          (2,211)
     Other ..........................................................................             960           (6,111)
                                                                                        -------------    -------------
Net cash (used in) provided by financing activities .................................         (35,578)         122,059
                                                                                        -------------    -------------
Net increase (decrease) in cash and cash equivalents ................................          18,158           (3,147)
Effect of exchange rate changes on cash and cash equivalents ........................           1,723             --
                                                                                        -------------    -------------
Cash and cash equivalents, beginning of period ......................................          26,019           28,222
                                                                                        -------------    -------------
Cash and cash equivalents, end of period ............................................   $      45,900    $      25,075
                                                                                        =============    =============

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except employee and share data)
                                   (unaudited)

Note 1. Basis of Presentation

         The consolidated financial statements include the accounts of Henry Schein, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company").

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 25, 1999. The Company follows the same accounting policies in preparation of interim reports. The results of operations for the six months ended June 24, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2000, or any other period.

Note 2. Business Acquisitions

         During the six months ended June 24, 2000, the Company completed three acquisitions. None of the acquisitions completed in 2000 were material. Of the three completed acquisitions, two were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The Company issued 465,480 shares of its Common Stock, with an aggregate value of approximately $7,900 in connection with the pooling transaction. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the second quarter of 2000.

         During the six months ended June 26, 1999 the Company completed eight acquisitions. The 1999 completed acquisitions included General Injectables and Vaccines, Inc. ("GIV"), through the purchase of all of the outstanding common stock of Biological and Popular Culture, Inc., a leading independent direct marketer of vaccines and other injectables to office-based practitioners throughout the United States; and the Heiland Group GmbH ("Heiland"), the largest direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, in Germany. Of the eight completed acquisitions, seven were accounted for under the purchase method of accounting, and the remaining acquisition was accounted for under the pooling of interests method of accounting. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999. Due to the closing dates of the GIV and Heiland acquisitions, which occurred on December 30, 1998 and December 27, 1998, respectively, there were no material differences between actual and pro forma results of operations.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                 (in thousands, except employee and share data)
                                   (unaudited)

Note 2. Business Acquisitions - (Continued)

         In connection with the 2000, 1999 and 1998 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three and six months ended June 24, 2000 and June 26, 1999 of approximately $585 and $585, and $5,271 and $7,474, respectively. These costs consist primarily of compensation and rent as well as other integration costs associated with these mergers. Net of taxes, for the three and six months ended June 24, 2000 and June 26, 1999, merger and integration costs were approximately $0.02 and $0.02 per share, and $0.07 and $0.11 per share, respectively, on a diluted basis.

         The following table shows amounts expensed, paid and charged against the merger and integration accrual during the six months ended June 24, 2000:

                                      Balance at                               Balance at
                                   December 25, 1999   Provision   Payments   June 24, 2000
                                   -----------------   ---------   --------   -------------

Severance and other
      direct costs..............   $           1,694   $    --     $    748   $         946
Direct transaction and other
      integration costs ........               8,399         585      3,201           5,783
                                   -----------------   ---------   --------   -------------
                                   $          10,093   $     585   $  3,949   $       6,729
                                   =================   =========   ========   =============

         For the six months ended June 24, 2000, 39 employees received severance and 17 were owed severance at June 24, 2000.

Note 3. Comprehensive Income

         Net comprehensive income for the three and six months ended June 24, 2000 and June 26, 1999 is as follows:

                                                     Three Months Ended                 Six Months Ended
                                               ------------------------------    ------------------------------
                                               June 24, 2000    June 26, 1999    June 24, 2000    June 26, 1999
                                               -------------    -------------    -------------    -------------
Net income .................................   $      16,381    $      13,337    $      27,779    $      23,250
Foreign currency translation adjustments ...          (3,259)          (2,792)          (6,673)          (6,476)
                                               -------------    -------------    -------------    -------------
Net comprehensive income ...................   $      13,122    $      10,545    $      21,106    $      16,774
                                               =============    =============    =============    =============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                 (in thousands, except employee and share data)
                                   (unaudited)

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

         The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:

                                                      Three Months Ended              Six Months Ended
                                                -----------------------------   -----------------------------
                                                June 24, 2000   June 26, 1999   June 24, 2000   June 26, 1999
                                                -------------   -------------   -------------   -------------
Net Sales:
Healthcare distribution (1):
     Dental .................................   $     265,408   $     260,632   $     520,196   $     513,885
     Medical ................................         173,454         162,530         342,329         320,605
     Veterinary .............................          14,305          13,508          27,762          26,197
     International (2) ......................          97,455         104,113         197,410         202,431
                                                -------------   -------------   -------------   -------------
          Total healthcare distribution .....         550,622         540,783       1,087,697       1,063,118
Technology (3) ..............................          17,552          18,527          34,287          32,527
                                                -------------   -------------   -------------   -------------
                                                $     568,174   $     559,310   $   1,121,984   $   1,095,645
                                                =============   =============   =============   =============

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
                 (in thousands, except employee and share data)
                                   (unaudited)

Note 4. Segment Data -- (Continued)

                                                               Three Months Ended               Six Months Ended
                                                          -----------------------------   ------------------------------
                                                          June 24, 2000   June 26, 1999   June 24, 2000    June 26, 1999
                                                          -------------   -------------   -------------    -------------
Operating income:
     Healthcare distribution (includes merger and
          integration costs of $0 and $5,271, and
          $0 and $7,474, respectively) ...............    $      25,082   $      19,038   $      42,391    $      35,994
     Technology (includes merger and
          integration costs of $585 and $0, and
          $585 and $0, respectively) .................            5,900           7,740          12,068           12,229
                                                          -------------   -------------   -------------    -------------
Total .................................................   $      30,982   $      26,778   $      54,459    $      48,223
                                                          =============   =============   =============    =============

                                                                                                 Six Months Ended
                                                                                          ------------------------------
                                                                                          June 24, 2000    June 26, 1999
                                                                                          -------------    -------------

Total assets:
     Healthcare distribution ..........................                                   $   1,137,551    $   1,125,163
     Technology .......................................                                          83,689           51,014
                                                                                          -------------    -------------
Total assets for reportable segments ..................                                       1,221,240        1,176,177
     Receivables due from healthcare distribution
          segment .....................................                                         (44,752)         (27,601)
     Receivables due from technology segment ..........                                          (5,581)          (2,867)
                                                                                          -------------    -------------
Consolidated total assets .............................                                   $   1,170,907    $   1,145,709
                                                                                          =============    =============

Note 5. Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                Three Months Ended              Six Months Ended
                                                          -----------------------------   ------------------------------
                                                          June 24, 2000   June 26, 1999   June 24, 2000    June 26, 1999
                                                          -------------   -------------   -------------    -------------
Basic .................................................          41,204          40,491          40,959           40,456
Effect of assumed conversion of employee
     stock options ....................................             498           1,056             442            1,165
                                                          -------------   -------------   -------------    -------------
Diluted ...............................................          41,702          41,547          41,401           41,621
                                                          =============   =============   =============    =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended June 24, 2000 compared to Three Months Ended June 26, 1999

         Net sales increased $8.9 million, or 1.6%, to $568.2 million for the three months ended June 24, 2000 from $559.3 million for the three months ended June 26, 1999. Net sales of the Company's healthcare distribution business increased approximately $9.8 million, or 1.8%. As part of this increase approximately $10.9 million represented a 6.7% increase in the Company's medical business, $4.8 million represented a 1.8% increase in its dental business, $0.8 million represented a 5.9% increase in its veterinary business, and $(6.7) million represented a 6.4% decrease in its international business. The increase in medical net sales is primarily attributable to telesales and marketing activities, partially offset by a decrease in sales to hospitals. The increase in dental net sales was primarily due to improved dental consumable merchandise sales. In the veterinary market, the increase in net sales was primarily due to increased account penetration. In the international market, the decrease in net sales was primarily due to unfavorable foreign exchange rates offset partially by increased account penetration in France, Germany and Spain. Unfavorable exchange rate translation adjustments decreased net sales in the international market by $9.4 million. Had net sales for the international market been translated at the same rates in effect during the second quarter of 1999, international net sales would have increased by 2.6%. The technology business decreased $0.9 million, or 4.8%, to $17.6 million for the three months ended June 24, 2000, from $18.5 million for the three months ended June 26, 1999.
The decrease in technology and value-added product net sales was primarily due to lower sales of non-software related value-added services. Excluding value-added services, net sales were up 7.0% in the Company's practice management software and related technologies business when compared to the second quarter of 1999.

         Gross profit increased by $8.6 million, or 4.9%, to $182.7 million for the three months ended June 24, 2000 from $174.1 million for the three months ended June 26, 1999. Gross profit margin increased 1.1% to 32.2% from 31.1% for the same period last year. Healthcare distribution gross profit increased $9.1 million, or 5.6%, to $170.9 million for the three months ended June 24, 2000 from $161.8 million for the three months ended June 26, 1999. Healthcare distribution gross profit margin increased by 1.1% to 31.0% for the three months ended June 24, 2000 from 29.9% for the three months ended June 26, 1999, primarily due to sales mix. Technology gross profit decreased by $0.5 million or 4.1% to $11.8 million for the three months ended June 24, 2000 from $12.3 million for the three months ended June 26, 1999 primarily due to sales volume. Technology gross profit margins increased by 0.6% to 67.1% for three months ended June 24, 2000 from 66.5% for the three months ended June 26, 1999, primarily due to changes in sales mix.

         Selling, general and administrative expenses increased by $9.2 million, or 6.5%, to $151.2 million for the three months ended June 24, 2000 from $142.0 million for the three months ended June 26, 1999. Selling and shipping expenses increased by $4.6 million, or 4.8%, to $100.4 million for the three months ended June 24, 2000 from $95.8 million for the three months ended June 26, 1999. As a percentage of net sales, selling and shipping expenses increased 0.6% to 17.7% for the three months ended June 24, 2000 from 17.1% for the three months ended June 26, 1999. General and administrative expenses increased $4.6 million, or 10.0%, to $50.8 million for the three months ended June 24, 2000 from $46.2 million for the three months ended June 26, 1999. As a percentage of net sales, general and administrative expenses increased 0.6% to 8.9% for the three months ended June 24, 2000 from 8.3% for the three months ended June 26, 1999.

         Other income (expense) - net changed by $0.9 million, to $(4.4) million for the three months ended June 24, 2000, compared to $(3.5) million for the three months ended June 26, 1999, due primarily to foreign currency losses and lower finance charge income on receivables, offset by lower interest expense, as a result of reduced debt levels.

         Equity in earnings (losses) of affiliates increased $0.7 million to $0.1 million for the three months ended June 24, 2000 from $(0.6) million for the three months ended June 26, 1999. The increase is due to a reduced loss in 2000 from HS Pharmaceutical, an affiliated company, which is accounted for under the equity method. In 1998, HS Pharmaceutical suspended manufacturing of certain anesthetic products. On September 23, 1999, the United States Food and Drug Administration ("FDA") issued clearance for HS Pharmaceutical to resume production of its anesthetic products for shipment into the United States. HS Pharmaceutical resumed limited production and shipment of its products in the fourth quarter of 1999.

         For the three months ended June 24, 2000 the Company's effective tax rate was 36.8%. For the three months ended June 26, 1999, the Company's effective tax rate was 38.5%. Excluding merger and integration costs, net of applicable taxes, the Company's effective tax rate for the three months ended June 24, 2000 and June 26, 1999 would have been 36.0% and 39.0%, respectively. The difference between the Company's effective tax rate, excluding certain non-deductible merger and integration costs, and the Federal statutory rate relates primarily to state income taxes.

Six Months Ended June 24, 2000 compared to Six Months Ended June 26, 1999

         Net sales increased $26.4 million, or 2.4%, to $1,122.0 million for the six months ended June 24, 2000 from $1,095.6 million for the six months ended June 26, 1999. Of the $26.4 million increase, approximately $24.6 million, or 93.2%, represented a 2.3% increase in the Company's healthcare distribution business. As part of this increase approximately $21.7 million represented a 6.8% increase in the Company's medical business, $6.3 million represented a 1.2% increase in its dental business, $1.6 million represented a 6.0% increase in its veterinary business and $(5.0) million represented a 2.5% decrease in its international business. The increase in medical net sales is primarily attributable to telesales and marketing activities, partially offset by a decrease in sales to hospitals. The increase in dental net sales was primarily due to improved dental consumable merchandise sales. In the veterinary market, the increase in net sales was primarily due to increased account penetration. In the international market, the decrease in net sales was primarily due to unfavorable foreign exchange rates, partially offset by increased account penetration in Germany, France and Spain. Unfavorable exchange rate translation adjustments decreased net sales in the international market by $18.0 million. Had net sales for the international market been translated at the same rates in effect during the first six months of 1999, international net sales would have increased by 6.4%. The remaining increase in 2000 net sales was due to the technology business, which increased $1.8 million, or 5.5%, to $34.3 million for the six months ended June 24, 2000, from $32.5 million for the six months ended June 26, 1999. The increase in technology and value-added product net sales was primarily due to increased practice management software and related technology sales.

         Gross profit increased by $14.4 million, or 4.3%, to $351.9 million for the six months ended June 24, 2000 from $337.5 million for the six months ended June 26, 1999. Gross profit margin increased 0.6% to 31.4% from 30.8% for the same period last year. Healthcare distribution gross profit increased $12.9 million, or 4.1%, to $328.7 million for the six months ended June 24, 2000 from $315.8 million for the six months ended June 26, 1999. Healthcare distribution gross profit margin increased by 0.5% to

30.2% for the six months ended June 24, 2000 from 29.7% for the six months ended June 26, 1999, primarily due to sales mix. Technology gross profit increased by $1.5 million or 6.9% to $23.2 million for the six months ended June 24, 2000 from $21.7 million for the six months ended June 26, 1999. Technology gross profit margins increased by 1.1% to 67.8% for six months ended June 24, 2000 from 66.7% for the six months ended June 26, 1999, primarily due to changes in sales mix.

         Selling, general and administrative expenses increased by $15.1 million, or 5.4%, to $296.9 million for the six months ended June 24, 2000 from $281.8 million for the six months ended June 26, 1999. Selling and shipping expenses increased by $5.5 million, or 2.9%, to $196.0 million for the six months ended June 24, 2000 from $190.5 million for the six months ended June 26, 1999. As a percentage of net sales, selling and shipping expenses increased 0.1% to 17.5% for the six months ended June 24, 2000 from 17.4% for the six months ended June 26, 1999. General and administrative expenses increased $9.6 million, or 10.5%, to $100.9 million for the six months ended June 24, 2000 from $91.3 million for the six months ended June 26, 1999. As a percentage of net sales, general and administrative expenses increased 0.7% to 9.0% for the six months ended June 24, 2000 from 8.3% for the six months ended June 26, 1999.

         Other income (expense) - net changed by $2.2 million, to $(9.3) million for the six months ended June 24, 2000, compared to $(7.1) million for the six months ended June 26, 1999, due primarily to lower finance charge income on receivables and foreign currency losses, offset by lower interest expense, as a result of reduced debt levels.

         Equity in earnings (losses) of affiliates increased $1.1 million to $0.2 million for the six months ended June 24, 2000 from $(0.9) million for the six months ended June 26, 1999. The increase is due to a reduced loss in 2000 from HS Pharmaceutical, an affiliated company, which is accounted for under the equity method. In 1998, HS Pharmaceutical suspended manufacturing of certain anesthetic products. On September 23, 1999, the FDA issued clearance for HS Pharmaceutical to resume production of its anesthetic products for shipment into the United States. HS Pharmaceutical resumed limited production and shipment of its products in the fourth quarter of 1999.

         For the six months ended June 24, 2000 the Company's effective tax rate was 36.7%. For the six months ended June 26, 1999, the Company's effective tax rate was 39.1%. Excluding merger and integration costs net of applicable taxes the Company's effective tax rate for the six months ended June 24, 2000 and June 26, 1999 would have been 36.2% and 39.3%, respectively. The difference between the Company's effective tax rate, excluding certain non-deductible merger and integration costs, and the Federal statutory rate relates primarily to state income taxes.

Plan of Restructuring

         On August 1, 2000, the Company announced a comprehensive restructuring plan designed to improve customer service and increase profitability by maximizing the Company's infrastructure. This worldwide initiative includes the elimination of approximately 300 positions, or about 5% of the total workforce, throughout the organization and at all levels.

         It is expected that the restructuring plan will be implemented over the balance of 2000 and will be completed by December 30, 2000. The Company expects to record a one-time restructuring charge of approximately $14.0 million pre-tax ($8.4 million after tax), or $0.20 per diluted share, during the second half of 2000.

This restructuring charge will primarily be composed of severance pay, facility closing costs, and outside professional and consulting fees directly related to the restructuring plan.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements have been to fund (a) repayments on bank borrowings, (b) capital expenditures, (c) acquisitions, and
(d) working capital needs resulting from increased sales and special inventory forward buy-in opportunities. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities, private placement loans, and stock issuances.

         Net cash provided by operating activities for the six months ended June 24, 2000 of $65.3 million resulted primarily from net income of $27.8 million, an increase in components of working capital of $20.2 million and non-cash charges of $17.3 million. The increase in components of working capital was primarily due to a decrease in accounts receivable of $26.2 million, a decrease in inventory of $7.3 million, and a decrease in accounts payable and accruals of $14.2 million. The Company anticipates future increases in working capital requirements as a result of sales growth and special inventory forward buy-in opportunities.

         Net cash used in investing activities for the six months ended June 24, 2000 of $11.6 million resulted primarily from cash used for capital expenditures. The Company expects that it will invest more than $25.0 million during the year ending December 30, 2000, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

         Net cash used in financing activities for the six months ended June 24, 2000 of $35.6 million resulted primarily from repayments on the Company's revolving credit facility and other long-term debt, offset by proceeds from new borrowings and issuances of stock resulting from option conversions.

         Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

         The Company's cash and cash equivalents as of June 24, 2000 of $45.9 million consist of bank balances, money market funds and other short-term investments.

         The Company has a $150.0 million revolving credit facility, which has a termination date of August 15, 2002. Borrowings under the credit facility were $21.0 million at June 24, 2000. The Company also has one uncommitted bank line totaling $15.0 million, none of which has been borrowed at June 24, 2000. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $52.1 million at June 24, 2000, under which $37.7 million has been borrowed.

         On June 30, 1999 and September 25, 1998, the Company completed private placement transactions under which it issued $130.0 million and $100.0 million, respectively, in Senior Notes, the proceeds of which were used respectively, for the permanent financing of the GIV and Heiland acquisitions, as well as repaying and retiring a portion of four uncommitted bank lines and to pay down amounts owed under its revolving credit facility. The $130.0 million notes come due in full on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 through 2010. The notes bear interest at a rate of 6.66% per annum. Interest on both notes is payable semi-annually.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of the end of the Company's second fiscal quarter of 2000, the Company was named a defendant in approximately seventy-two such cases. Of these product liability claims, fifty-eight involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In these cases, the Company acted as a distributor of both brand name and/or "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in these cases allege injuries from the combined use of the drugs known as "Phen/fen". The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon the financial viability of the manufacturer and their insurers.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

         In the second fiscal quarter of 2000, the Company issued 465,480 shares of common stock in connection with an acquisition. The offer and sale of such shares were not registered under the Securities Act of 1933 in reliance upon the exemption provided by Section 4(2) of such act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on May 31, 2000, the stockholders of the Company took the following actions:

         (i) Re-elected the following individuals to the Company's Board of
         Directors:

          Stanley M. Bergman         (24,104,201 shares voting for; 80,660 shares withheld)
          James P. Breslawski        (24,105,893 shares voting for; 78,968 shares withheld)
          Gerald A. Benjamin         (24,104,163 shares voting for; 80,698 shares withheld)
          Steven Paladino            (24,105,331 shares voting for; 79,530 shares withheld)
          Leonard A. David           (24,074,431 shares voting for; 110,430 shares withheld)
          Mark E. Mlotek             (24,105,543 shares voting for; 79,318 shares withheld)
          Barry J. Alperin           (24,104,993 shares voting for; 79,868 shares withheld)
          Pamela Joseph              (24,108,986 shares voting for; 75,875 shares withheld)
          Donald J. Kabat            (24,079,343 shares voting for; 105,518 shares withheld)
          Marvin H. Schein           (24,110,243 shares voting for; 74,618 shares withheld)
          Irving Shafran             (24,079,074 shares voting for; 105,787 shares withheld)

         (ii) Ratified the selection of BDO Seidman, LLP as the Company's independent auditors for the year ended December 30, 2000 (24,138,773 shares voting for; 36,961 shares voting against; 14,127 abstaining).

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




Dated:  August 8, 2000