Form 10-Q
period 2000-09-23
SCHEIN HENRY INC
filed 2000-11-06
CIK 1000228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
                                   FORM 10-Q
                                   ----------



(Mark One)

_X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 23, 2000

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


                          Yes  X                                    No ___
                              ---

As of November 1, 2000 there were 41,547,643 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                                     Page
                                                                                                                 --------------
                                                 PART I. FINANCIAL INFORMATION

ITEM 1.        Consolidated Financial Statements:
                    Balance Sheets as of September 23, 2000 and December 25, 1999 ..............................       3

                    Statements of Operations for the three and nine months ended
                         September 23, 2000 and September 25, 1999 .............................................       4

                    Statements of Cash Flows for the nine months ended
                         September 23, 2000 and September 25, 1999 .............................................       5

                    Notes to Consolidated Financial Statements .................................................       6

ITEM 2.             Management's Discussion and Analysis of
                         Financial Condition and Results of Operations .........................................      11

ITEM 3.             Quantitative and Qualitative Disclosures about Market Risk .................................      16


                                                  PART II. OTHER INFORMATION

ITEM 1.             Legal Proceedings ..........................................................................      17


ITEM 6.             Exhibits and Reports on Form 8-K ...........................................................      18

                    Signature ..................................................................................      19

PART 1.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                     September 23,     December 25,
                                                                                          2000            1999
                                                                                     -------------     ------------
                                                                                      (unaudited)       (audited)
ASSETS
Current assets:
     Cash and cash equivalents .................................................        $    37,242      $   26,019
     Accounts receivable, less reserves of $24,174 and $20,391, respectively ...            386,672         388,063
     Inventories ...............................................................            260,194         285,590
     Deferred income taxes .....................................................             19,982          15,520
     Prepaid expenses and other ................................................             62,143          63,617
                                                                                        -----------      ----------
               Total current assets ............................................            766,233         778,809
Property and equipment, net of accumulated depreciation and amortization
     of  $70,084 and $60,702, respectively .....................................             89,111          86,627
Goodwill and other intangibles, net of accumulated amortization
     of  $40,936 and $31,356, respectively .....................................            280,293         295,113
Investments and other ..........................................................             48,669          43,553
                                                                                        -----------      ----------
                                                                                        $ 1,184,306      $1,204,102
                                                                                        ===========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................          $ 198,679      $  198,983
     Bank credit lines .........................................................             29,359          41,527
     Accruals:
          Salaries and related expenses ........................................             33,665          31,188
          Merger, integration and restructuring costs ..........................              8,805          10,093
          Other ................................................................             66,655          64,710
     Current maturities of long-term debt ......................................              4,246           3,879
                                                                                        -----------      ----------
               Total current liabilities .......................................            341,409         350,380
Long-term debt .................................................................            272,176         318,218
Other liabilities ..............................................................             11,207           9,782
                                                                                        -----------      ----------
               Total liabilities ...............................................            624,792         678,380
                                                                                        -----------      ----------
Minority interest ..............................................................              7,297           7,855
                                                                                        -----------      ----------
Stockholders' equity:
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 41,447,857 and 40,768,306, respectively ......................                414             407
     Additional paid-in capital ................................................            365,132         361,757
     Retained earnings .........................................................            212,297         167,809
     Treasury stock, at cost, 62,479 shares ....................................             (1,156)         (1,156)
     Accumulated comprehensive loss ............................................            (23,973)        (10,359)
     Deferred compensation .....................................................               (497)           (591)
                                                                                        -----------      ----------
               Total stockholders' equity ......................................            552,217         517,867
                                                                                        -----------      ----------
                                                                                        $ 1,184,306      $1,204,102
                                                                                        ===========      ==========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                                  Three Months Ended             Nine Months Ended
                                                           -----------------------------  -----------------------------
                                                           September 23,   September 25,  September 23,   September 25,
                                                                2000            1999          2000            1999
                                                           -------------   -------------  -------------   -------------
Net sales ...............................................  $   603,037      $ 578,794      $1,725,021      $1,674,439
Cost of sales ...........................................      417,927        404,830       1,187,976       1,163,008
                                                           -----------      ---------      ----------      ----------
     Gross profit .......................................      185,110        173,964         537,045         511,431
Operating expenses:
     Selling, general and administrative ................      150,779        141,452         447,670         423,222
     Merger and integration costs .......................            -          5,993             585          13,467
     Restructuring costs ................................        5,387              -           5,387               -
                                                           -----------      ---------      ----------      ----------
          Operating income ..............................       28,944         26,519          83,403          74,742
Other income (expense):
     Interest income ....................................        2,322          1,386           4,342           5,207
     Interest expense ...................................       (4,841)        (5,526)        (15,540)        (16,566)
     Other - net ........................................          108            207            (538)            315
                                                           -----------      ---------      ----------      ----------
       Income before taxes on income, minority interest
          and equity in losses of affiliates ............       26,533         22,586          71,667          63,698
Taxes on income .........................................        9,623         10,114          26,175          26,199
Minority interest in net income of subsidiaries .........          338            353           1,375           1,272
Equity in losses of affiliates ..........................         (334)          (596)           (100)         (1,454)
                                                           -----------      ---------      ----------      ----------
Net income ..............................................  $    16,238       $ 11,523        $ 44,017        $ 34,773
                                                           ===========      =========      ==========      ==========

Net income per common share:
     Basic ..............................................       $ 0.39         $ 0.28          $ 1.07          $ 0.86
                                                           ===========      =========      ==========      ==========
     Diluted ............................................       $ 0.39         $ 0.28          $ 1.06          $ 0.84
                                                           ===========      =========      ==========      ==========
Weighted average common shares outstanding:
     Basic ..............................................       41,251         40,608          41,062          40,546
                                                           ===========      =========      ==========      ==========
     Diluted ............................................       41,860         41,104          41,568          41,437
                                                           ===========      =========      ==========      ==========



          See accompanying notes to consolidated financial statements.

                             HENRY SCHEIN, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                         (unaudited)

                                                                                                       Nine Months Ended
                                                                                               ---------------------------------
                                                                                                  September 23,    September 25,
                                                                                                       2000            1999
                                                                                               ----------------    -------------
Cash flows from operating activities:
     Net income ...........................................................................           $ 44,017      $ 34,773
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization ..............................................             24,002        22,479
               Provision (benefit) for losses and allowances on accounts receivable .......              3,715        (1,185)
               Stock issued to ESOP trust .................................................              2,193         1,768
               (Benefit) provision for deferred income taxes ..............................             (2,010)        3,074
               Undistributed losses of affiliates .........................................                100         1,454
               Minority interest in net income of subsidiaries ............................              1,375         1,272
               Other ......................................................................                (45)         (142)
     Changes in operating assets and liabilities (net of acquisitions):
          Increase in accounts receivable .................................................             (9,172)      (22,092)
          Decrease in inventories .........................................................             17,907        30,150
          (Increase) decrease in other current assets .....................................             (6,591)       12,862
          Increase (decrease) in accounts payable and accruals ............................              9,614       (40,847)
                                                                                                      --------      --------
Net cash provided by operating activities .................................................             85,105        43,566
                                                                                                      --------      --------

Cash flows from investing activities:
     Capital expenditures .................................................................            (19,516)      (20,654)
     Business acquisitions, net of cash acquired ..........................................             (6,838)     (128,113)
     Proceeds from sale of fixed assets ...................................................                  -         8,583
     Other ................................................................................             (2,390)        2,527
                                                                                                      --------      --------
Net cash used in investing activities .....................................................            (28,744)     (137,657)
                                                                                                      --------      --------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt .............................................                  -       130,491
     Principal payments on long-term debt .................................................             (3,909)      (12,048)
     Proceeds from common stock options exercised by
          employees under stock option plans ..............................................                839         7,533
     Proceeds from  borrowings from banks .................................................              9,714       142,485
     Payments on borrowings from banks ....................................................            (56,556)     (157,234)
     Other ................................................................................              1,049        (6,293)
                                                                                                      --------      --------
Net cash (used in) provided by financing activities .......................................            (48,863)      104,934
                                                                                                      --------      --------
Net increase in cash and cash equivalents .................................................              7,498        10,843
Effect of exchange rate changes on cash and cash equivalents ..............................              3,725             -
                                                                                                      --------      --------
Cash and cash equivalents, beginning of period ............................................             26,019        28,222
                                                                                                      --------      --------
Cash and cash equivalents, end of period ..................................................           $ 37,242      $ 39,065
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

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 25, 1999. The Company follows the same accounting policies in the preparation of interim reports. The results of operations for the nine months ended September 23, 2000 are not necessarily indicative of the results to be expected for the fiscal year ending December 30, 2000, or any other period.

Note 2.  Business Acquisitions

    During the nine months ended September 23, 2000, the Company completed three acquisitions, none of which were considered material. Of the three completed acquisitions, two were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The Company issued 465,480 shares of its Common Stock, with an aggregate value of approximately $7,900 in connection with the pooling transaction. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the second quarter of 2000.

    During the nine months ended September 25, 1999, the Company completed eight acquisitions. The 1999 completed acquisitions included General Injectables and Vaccines, Inc. ("GIV"), through the purchase of all of the outstanding common stock of Biological and Popular Culture, Inc., a leading independent direct marketer of vaccines and other injectables to office-based practitioners throughout the United States; and the Heiland Group GmbH ("Heiland"), the largest direct marketer of healthcare supplies to medical, dental and veterinary office-based practitioners, in Germany. Of the eight completed acquisitions, seven were accounted for under the purchase method of accounting, and the remaining acquisition was accounted for under the pooling of interests method of accounting. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transaction was not material and has been included in the consolidated financial statements from the beginning of the first quarter of 1999. Due to the closing dates of the GIV and Heiland acquisitions, which occurred on December 30, 1998, and December 27, 1998, respectively, there were no material differences between 1999 actual and pro forma results of operations.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except employee and share data)
                                   (unaudited)

Note 2.  Business Acquisitions - (continued)

    In connection with the 2000, 1999 and 1998 acquisitions accounted for under the pooling of interests method, the Company incurred certain merger and integration costs during the three and nine months ended September 23, 2000, and September 25, 1999, of approximately $0 and $585, and $5,993 and $13,467, respectively. These costs consist primarily of compensation and rent as well as other integration costs associated with these mergers. Net of taxes, for the three and nine months ended September 23, 2000, and September 25, 1999, merger and integration costs were approximately $0.00 and $0.01 per share, and $0.12 and $0.23 per share, respectively, on a diluted basis.

    The following table shows amounts expensed, paid and charged against the merger and integration accrual that were incurred and accrued in the third quarter:

                                               Balance at                                       Balance at
                                              December 25,                                    September 23,
                                                  1999               Provision     Payments        2000
                                             -------------           ---------     --------   -------------
     Severance and other direct costs ..        $ 1,694                $   -       $ 1,018        $   676

     Direct transaction and other
           integration costs ...........          8,399                  585         4,091          4,893
                                                -------                -----       -------        -------
                                               $ 10,093                $ 585       $ 5,109        $ 5,569
                                               ========                =====       =======        =======

     For the nine months ended September 23, 2000, 40 employees received severance and 14 were owed severance at September 23, 2000.

Note 3. Plan of Restructuring

     On August 1, 2000, the Company announced a comprehensive restructuring designed to improve customer service and increase profitability by maximizing the efficiency of the Company's infractructure. This world wide initiative includes the elimination of approximately 300 positions, including open positions, or about 5% of the total workforce, throughout all levels within the organization.

     Through the three months ended September 23, 2000, the Company has incurred one-time restructuring costs of approximately $5,400 ($3,400 after taxes, or approximately $0.08 per diluted share), consisting of employee severance pay and benefits, facility closing costs representing primarily lease termination and asset write-off costs, outside professional and consulting fees.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except employee and share data)
                                   (unaudited)

Note 3. Plan of Restructuring - (Continued)

     The Company expects to incur additional one-time restructuring costs of a similar nature of approximately $8,600 ($5,000 after taxes, or $0.12 per diluted share) during the fourth quarter of 2000, wherein the restructuring plan will be substantially completed.

     The following table shows amounts expensed, and paid for restructuring costs that were incurred and accrued in the third quarter:

                                                                    Balance at
                                                                   September 23,
                                              Provision  Payments      2000
                                              ---------  --------  -------------

     Severance costs .......................    $3,649     $1,313     $2,336
     Facility closing costs ................     1,130        230        900
     Other professional and consulting costs       608        608         --
                                                ------     ------     ------
                                                $5,387     $2,151     $3,236
                                                ======     ======     ======

     For the three months ended September 23, 2000, 164 employees were separated from the Company, received severance and 105 were owed severance pay and benefits at September 23, 2000. These employees were from nearly all functional areas of the Company's operations.

Note 4.  Comprehensive Income

     Net comprehensive income for the three and nine months ended September 23, 2000, and September 25, 1999, is as follows:

                                                             Three Months Ended                 Nine Months Ended
                                                     --------------------------------     ------------------------------
                                                     September 23,      September 25,     September 23,    September 25,
                                                          2000              1999              2000             1999
                                                     -------------      -------------     -------------    -------------
Net income ..................................           $16,238          $ 11,523           $ 44,017         $ 34,773
Foreign currency translation adjustments ....            (6,941)             (151)           (13,614)          (6,627)
                                                        -------          --------           --------         --------
Net comprehensive income  ...................           $ 9,297          $ 11,372           $ 30,403         $ 28,146
                                                        =======          ========           ========         ========


Note 5.  Segment Data

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except employee and share data)
                                   (unaudited)


Note 5. Segment  Data  -- (Continued)

                                                         Three Months Ended                  Nine Months Ended
                                                ----------------------------------- -----------------------------------
                                                    September 23,  September 25,     September 23,     September 25,
                                                         2000          1999              2000              1999
                                                ----------------- ----------------- ----------------- -----------------
Net Sales:
Healthcare distribution (1):
     Dental ..............................             $ 264,975         $ 259,182         $ 785,171         $ 773,067
     Medical .............................               218,355           194,492           560,684           515,097
     Veterinary ..........................                14,450            13,275            42,212            39,472
     International (2) ...................                89,343            95,876           286,753           298,307
                                                ----------------  ----------------  ----------------  ----------------
          Total healthcare distribution ..               587,123           562,825         1,674,820         1,625,943
Technology (3) ...........................                15,914            15,969            50,201            48,496
                                                ----------------  ----------------  ----------------  ----------------
                                                       $ 603,037         $ 578,794       $ 1,725,021       $ 1,674,439
                                                ================  ================  ================  ================

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

                                                                   Three Months Ended                 Nine Months Ended
                                                            --------------------------------- ----------------------------------
                                                              September 23,   September 25,    September 23,    September 25,
                                                                   2000            1999             2000             1999
                                                            ---------------- ---------------- ----------------- ----------------
Operating income:
     Healthcare distribution (includes merger,
          integration and restrucuring costs
          of $5,029, $5,993, $5,029,
          $13,467, respectively) .....................             $ 23,301         $ 20,331          $ 65,692         $ 56,325
     Technology (includes merger, integration and
          restructuring costs of $358, $0,
          $943, $0, respectively) ....................                5,643            6,188            17,711           18,417
                                                            ---------------  ---------------  ----------------  ---------------
Total ................................................             $ 28,944         $ 26,519          $ 83,403         $ 74,742
                                                            ===============  ===============  ================  ===============

                                                                                                September 23,     September 25,
                                                                                                     2000             1999
                                                                                              ----------------- ----------------
Total assets:
     Healthcare distribution .........................                                             $ 1,150,260      $ 1,148,494
     Technology ......................................                                                  90,593           57,007
                                                                                              ----------------  ---------------
Total assets for reportable segments .................                                               1,240,853        1,205,501
     Receivables due from healthcare distribution
          segment ....................................                                                 (49,694)         (33,631)
     Receivables due from technology segment .........                                                  (6,853)          (3,007)
                                                                                              ----------------  ---------------
Consolidated total assets ............................                                             $ 1,184,306      $ 1,168,863
                                                                                              ================  ===============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except employee and share data)
                                   (unaudited)



Note 6. Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows:




                                                                  Three Months Ended             Nine Months Ended
                                                           -----------------------------  -----------------------------
                                                           September 23,   September 25,  September 23,   September 25,
                                                                2000            1999          2000            1999
                                                           -------------   -------------  -------------   -------------
Basic ...................................................       41,251         40,608          41,062          40,546
Effect of assumed conversion of employee
   stock options ........................................          609            496             506             891
                                                           -----------      ---------      ----------      ----------
Diluted .................................................       41,860         41,104          41,568          41,437
                                                           ===========      =========      ==========      ==========


Note 7.  Subsequent Event

On October 23, 2000, the Company announced that in an ongoing effort to sharpen its focus on the Company's core value-added distribution business it has sold its 50% interest in dental anesthetic manufacturer HS Pharmaceutical, which owns Novocol Pharmaceutical of Canada, Inc. (Novocol). The Company expects to take a non-recurring loss on the divestiture of approximately $.05 per share in the fourth quarter of 2000.


Note 8.  Effect of Recently Issued Accounting Standards

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements".
In June 2000, the SEC delayed the effective date of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the impact that the adoption of SAB 101 will have on its results of operations and financial position to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Plan of Restructuring

     On August 1, 2000, the Company announced a comprehensive restructuring plan designed to improve customer service and increase profitability by maximizing the efficiency of the Company's infrastructure. This world wide initiative includes the elimination of approximately 300 positions, including open positions, or about 5% of the total workforce, throughout all levels within the organization.

     Through the three months ended September 23, 2000, the Company has incurred one-time restructuring costs of approximately $5.4 million ($3.4 million after taxes, or approximately $0.08 per diluted share), of which approximately $3.7 million related to employee severance pay and benefits, $1.1 million related to facility closing costs representing primarily lease termination and asset write-off costs, and $0.6 million related to outside professional and consulting fees directly related to the restructuring plan. Of the $5.4 million in restructuring cost incurred during the three months ended September 23, 2000, approximately $0.4 million related to the Technology segment of the Company's business.

     The Company expects to incur additional one-time restructuring costs of approximately $8.6 million ($5.0 million after taxes, or $0.12 per diluted share) during the fourth quarter of 2000, wherein the restructuring plan will be substantially completed.

     The Company estimates that annual savings derived from the restructuring plan and the previously announced dental rightsizing plan will be approximately $20.0 million on a pre-tax basis ($12.0 million after taxes), equating to approximately $0.29 per diluted share.

Three Months Ended September 23, 2000, compared to Three Months Ended September 25, 1999

     Net sales increased $24.2 million, or 4.2%, to $603.0 million for the three months ended September 23, 2000, from $578.8 million for the three months ended September 25, 1999. Net sales of the Company's healthcare distribution business increased approximately $24.3 million, or 4.3%. As part of this increase approximately $23.9 million represented a 12.3% increase in the Company's Medical business, $5.7 million represented a 2.2% increase in its Dental business, $1.2 million represented a 8.9% increase in its Veterinary business, and $(6.5) million represented a 6.8% decrease in its International business. The increase in medical net sales is attributable to strong sales to the Company's core physician office and alternate care markets. The increase in dental net sales was primarily due to improved dental equipment sales and service. In the veterinary market, the increase in net sales was primarily due to increased account penetration. In the international market, the decrease in net sales was due to unfavorable foreign exchange rates offset partially by increased account penetration in Germany, France, the United Kingdom and Spain. Unfavorable exchange rate translation adjustments decreased net sales in the international market by approximately $12.6 million. Had net sales for the international market been translated at the same rates in effect during the third quarter of 1999, international net sales would have increased by 6.3%. The technology business remained unchanged for the three months ended September 23, 2000, when compared to the three months ended September 25, 1999, when sales were exceptionally strong due to Y2K conversions.

    Gross profit increased by $11.1 million, or 6.4%, to $185.1 million for the three months ended September 23, 2000, from $174.0 million for the three months ended September 25, 1999. Gross profit margin increased 0.6% to 30.7% from 30.1% for the same period last year. Healthcare distribution gross profit increased $11.5 million, or 7.1%, to $174.0 million for the three months ended September 23, 2000, from $162.5 million for the three months ended September 25, 1999. Healthcare distribution gross profit margin increased by 0.7% to 29.6% for the three months ended September 23, 2000, from 28.9% for the three months ended September 25, 1999, primarily due to changes in sales mix. Technology gross profit decreased by $0.4 million or 3.0% to $11.1 million for the three months ended September 23, 2000, from $11.5 million for the three months ended September 25, 1999, primarily due to sales volume. Technology gross profit margins decreased by 1.9% to 69.7% for three months ended September 23, 2000, from 71.6% for the three months ended September 25, 1999, primarily due to changes in sales mix.

    Selling, general and administrative expenses increased by $9.3 million, or 6.6%, to $150.8 million for the three months ended September 23, 2000, from $141.5 million for the three months ended September 25, 1999. Selling and shipping expenses increased by $4.2 million, or 4.4%, to $98.7 million for the three months ended September 23, 2000, from $94.5 million for the three months ended September 25, 1999. As a percentage of net sales, selling and shipping expenses increased 0.1% to 16.4% for the three months ended September 23, 2000, from 16.3% for the three months ended September 25, 1999. General and administrative expenses increased $5.1 million, or 10.9%, to $52.1 million for the three months ended September 23, 2000, from $47.0 million for the three months ended September 25, 1999. As a percentage of net sales, general and administrative expenses increased 0.5% to 8.6% for the three months ended September 23, 2000, from 8.1% for the three months ended September 25, 1999.

    Other income (expense) - net changed by $1.5 million, to $(2.4) million for the three months ended September 23, 2000, compared to $(3.9) million for the three months ended September 25, 1999, primarily due to lower interest expense, as a result of reduced debt levels and higher finance charge income on receivables.

    Equity in losses of affiliates increased $0.3 million to $(0.3) million for the three months ended September 23, 2000, from $(0.6) million for the three months ended September 25, 1999. The increase is due to a reduced loss in 2000 from HS Pharmaceutical, an affiliated company, which is accounted for under the equity method. In 1998, HS Pharmaceutical suspended manufacturing of certain anesthetic products. On September 23, 1999, the United States Food and Drug Administration ("FDA") issued clearance for HS Pharmaceutical to resume production of its anesthetic products for shipment into the United States. HS Pharmaceutical resumed limited production and shipment of its products in the fourth quarter of 1999.

    For the three months ended September 23, 2000, the Company's effective tax rate was 36.3%. For the three months ended September 25, 1999, the Company's effective tax rate was 44.8%. Excluding merger, integration and restructuring costs, net of applicable taxes, the Company's effective tax rate for the three months ended September 23, 2000, and September 25, 1999, would have been 36.5% and 38.8%, respectively. The difference between the Company's effective tax rate, excluding certain non-deductible merger, integration and restructuring costs, and the Federal statutory rate relates primarily to state income taxes.

    Excluding the merger, integration and restructuring costs, net of taxes, pro forma net income, and pro forma net income per diluted common share would have been $19.6 million and $0.47, and $16.6 million and $0.40, respectively for the three months ended September 23, 2000, and September 25, 1999.

Nine Months Ended September 23, 2000, compared to Nine Months Ended September 25, 1999

    Net sales increased $50.6 million, or 3.0%, to $1,725.0 million for the nine months ended September 23, 2000, from $1,674.4 million for the nine months ended September 25, 1999. Of the $50.6 million increase, approximately $48.8 million, or 96.4%, represented a 3.0% increase in the Company's healthcare distribution business. As part of this increase approximately $45.5 million represented an 8.9% increase in the Company's Medical business, $12.1 million represented a 1.6% increase in its Dental business, $2.7 million represented a 6.9% increase in its Veterinary business, and $(11.5) million represented a 3.9% decrease in its International business. The increase in medical net sales is attributable to strong sales to the Company's core physician office and alternate care markets. The increase in dental net sales was primarily due to improved dental consumable merchandise sales. In the veterinary market, the increase in net sales was primarily due to increased account penetration. In the international market, the decrease in net sales was due to unfavorable foreign exchange rates, partially offset by increased account penetration in Germany, France and Spain. Unfavorable exchange rate translation adjustments decreased net sales in the international market by $30.6 million. Had net sales for the international market been translated at the same rates in effect during the first nine months of 1999, international net sales would have increased by 6.4%. The remaining increase in 2000 net sales was due to the technology business, which increased $1.7 million, or 3.5%, to $50.2 million for the nine months ended September 23, 2000, from $48.5 million for the nine months ended September 25, 1999. The increase in technology and value-added product net sales was primarily due to increased practice management software and related technology sales.

    Gross profit increased by $25.6 million, or 5.0%, to $537.0 million for the nine months ended September 23, 2000, from $511.4 million for the nine months ended September 25, 1999. Gross profit margin increased 0.6% to 31.1%, from 30.5% for the same period last year. Healthcare distribution gross profit increased $24.4 million, or 5.1%, to $502.7 million for the nine months ended September 23, 2000, from $478.3 million for the nine months ended September 25, 1999. Healthcare distribution gross profit margin increased by 0.6% to 30.0% for the nine months ended September 23, 2000, from 29.4% for the nine months ended September 25, 1999, primarily due to changes in sales mix. Technology gross profit increased by $1.2 million, or 3.6%, to $34.3 million for the nine months ended September 23, 2000, from $33.1 million for the nine months ended September 25, 1999. Technology gross profit margins increased by 0.1% to 68.4% for nine months ended September 23, 2000, from 68.3% for the nine months ended September 25, 1999, primarily due to changes in sales mix.

    Selling, general and administrative expenses increased by $24.5 million, or 5.8%, to $447.7 million for the nine months ended September 23, 2000, from $423.2 million for the nine months ended September 25, 1999. Selling and shipping expenses increased by $9.7 million, or 3.4%, to $294.7 million for the nine months ended September 23, 2000, from $285.0 million for the nine months ended September 25, 1999. As a percentage of net sales, selling and shipping expenses increased 0.1% to 17.1% for the nine months ended September 23, 2000, from 17.0% for the nine months ended September 25, 1999. General and administrative expenses increased $14.8 million, or 10.7%, to $153.0 million for the nine months ended September 23, 2000, from $138.2 million for the nine months ended September 25, 1999. As a percentage of net sales, general and administrative expenses increased 0.6% to 8.9% for the nine months ended September 23, 2000, from 8.3% for the nine months ended September 25, 1999.

    Other income (expense) - net changed by $0.7 million, to $(11.7) million for the nine months ended September 23, 2000, compared to $(11.0) million for the nine months ended September 25, 1999, due primarily to lower finance charge income on receivables and foreign currency losses, offset by lower interest expense, as a result of reduced debt levels.

    Equity in losses of affiliates increased $1.3 million to $(0.1) million for the nine months ended September 23, 2000 from $(1.4) million for the nine months ended September 25, 1999. The increase is due to a reduced loss in 2000 from HS Pharmaceutical, an affiliated company, which is accounted for under the equity method. In 1998, HS Pharmaceutical suspended manufacturing of certain anesthetic products. On September 23, 1999, the FDA issued clearance for HS Pharmaceutical to resume production of its anesthetic products for shipment into the United States. HS Pharmaceutical resumed limited production and shipment of its products in the fourth quarter of 1999.

    Excluding the merger, integration and restructuring costs, net of taxes, pro forma net income, and pro forma net income per diluted common share would have been $48.0 million and $1.15 and $44.3 million and $1.07, respectively, for the nine months ended September 23, 2000 and September 25, 1999.

    For the nine months ended September 23, 2000, the Company's effective tax rate was 36.5%. For the nine months ended September 25, 1999, the Company's effective tax rate was 41.1%. Excluding merger, integration and restructuring costs net of applicable taxes, the Company's effective tax rate for the nine months ended September 23, 2000, and September 25, 1999, would have been 36.3% and 39.1%, respectively. The difference between the Company's effective tax rate, excluding certain non-deductible merger, integration and restructuring costs, and the Federal statutory rate relates primarily to state income taxes.

Subsequent Event

    On October 23, 2000, the Company announced that in an ongoing effort to sharpen its focus on the Company's core value-added distribution business it has sold its 50% interest in dental anesthetic manufacturer HS Pharmaceutical, which owns Novocol Pharmaceutical of Canada, Inc. (Novocol). The Company expects to take a non-recurring loss on the divestiture of approximately $.05 per share in the fourth quarter of 2000.

Effect of Recently Issued Accounting Standards

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements". In June 2000, the SEC delayed the effective date of SAB 101 to no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Company does not expect the impact that the adoption of SAB 101 will have on its results of operations and financial position to be material.

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

    The Company has established an Euro Task Force to address its information systems, product and customer concerns. The Company expects to achieve timely Euro information systems and product readiness, so as to conduct transactions in the Euro, in accordance with implementation schedules as they are established by the European Commission. The Company does not anticipate that the costs of the overall effort will have a material adverse impact on future results.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements have been to fund: (a) repayments on bank borrowings, (b) capital expenditures, (c) acquisitions, and
(d) working capital needs resulting from increased sales and special inventory forward buy-in opportunities. Since sales have been strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through revolving credit facilities, a private placement loan, and stock issuances.

    Net cash provided by operating activities for the nine months ended September 23, 2000, of $85.1 million resulted primarily from net income of $44.0 million, non-cash charges of $29.3 million, and an increase in net working capital of $11.8 million. The increase in working capital was primarily due to a decrease in inventories of $17.9 million and an increase in accounts payable, and accruals of $9.6 million, partially offset by an increase in accounts receivable of $9.1 million, and an increase in other current assets of $6.6 million. The Company anticipates future increases in working capital requirements as a result of sales growth and special inventory forward buy-in opportunities.

    Net cash used in investing activities for the nine months ended September 23, 2000, of $28.7 million resulted primarily from cash used for capital expenditures and contingent earn-out payments for past acquisitions. The Company expects that it will invest more than $25.0 million during the year ending December 30, 2000, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

    Net cash used in financing activities for the nine months ended September 23, 2000, of $48.9 million resulted primarily from repayments on the Company's revolving credit facility and other long-term debt, offset by proceeds from new borrowings and issuances of stock resulting from option exercises.

    Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

    The Company's cash and cash equivalents as of September 23, 2000, of $37.2 million consist of bank balances, money market funds and other short-term investments.

    The Company has a $150.0 million revolving credit facility, which has a termination date of August 15, 2002. Borrowings under the credit facility were $15.1 million at September 23, 2000. The Company also has one uncommitted bank line totaling $15.0 million, upon which nothing has been borrowed at September 23, 2000. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $49.0 million at September 23, 2000, under which $29.4 million has been borrowed.

    On June 30, 1999, the Company completed a private placement transaction under which it issued $130.0 million in Senior Notes, the proceeds of which were used for the permanent financing of the GIV and Heiland acquisitions, as well as repaying and retiring a portion of four uncommitted bank lines and to pay down amounts owed under its revolving credit facility. The $130.0 million notes come due in full on June 30, 2009, and bear interest at a rate of 6.94% per annum. Interest is payable semi-annually.

    The Company believes that its cash and cash equivalents, its anticipated cash flow from operations, its ability to access private and public debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its short and long-term capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There were no material changes to the disclosures made in our annual report 10-K for the year ended December 25, 1999, on this matter.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of the end of the Company's third fiscal quarter of 2000, the Company was named a defendant in approximately seventy-six such cases. Of these product liability claims, fifty-nine involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In these cases, the Company acted as a distributor of both brand name and/or "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in these cases allege injuries from the combined use of the drugs known as "Phen/fen". The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon the financial viability of the manufacturers and their insurers.

     In addition, the Company is subject to other claims, suits and complaints, which arise in the course of the Company's business. In Texas District Court, Travis County ("District Court"), the Company, and one of its subsidiaries, are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc. Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud, and violations of certain Texas Commercial Statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental name. In October 1999, the District Court, on motion, certified both a Windows Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows customers and 15,000 DOS customers could be covered by the judge's ruling. In November of 1999, the Company filed an interlocutory appeal of the District Court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the District Court's certification order. The Company plans to pursue an appeal of the class certification order before the Texas Supreme Court. During the appeal of the class certification order, a trial on the merits is stayed. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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


                                                     HENRY SCHEIN, INC.
                                                     (Registrant)



                                                     By: /s/ Steven Paladino
                                                     ---------------------------
                                                     STEVEN PALADINO Executive
                                                     Vice President and Chief
                                                     Financial Officer and
                                                     Director (principal
                                                     financial officer and
                                                     accounting officer)




                                                     Dated:  November 6, 2000