Form 10-K
period 2000-12-30
SCHEIN HENRY INC
filed 2001-03-28
CIK 1000228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934 For the fiscal year ended December 30, 2000

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

YES:  X     NO:
    -----      -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
           ---

     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on March 23, 2001 was approximately $1,408,967,510.

     As of March 23, 2001 42,216,255 shares of registrant's Common Stock, par value $.01 per share, were outstanding.

                      Documents Incorporated by Reference:
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 30, 2000) are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS

                                                                           Page
PART I                                                                    Number
                                                                          ------

  ITEM 1.  Business .........................................................  1
  ITEM 2.  Properties ....................................................... 12
  ITEM 3.  Legal Proceedings ................................................ 12
  ITEM 4.  Submission of Matters to a Vote of Security Holders .............. 13

PART II

  ITEM 5.  Market for Registrant's Common Equity and Related
                Stockholder Matters ......................................... 14
  ITEM 6.  Selected Financial Data .......................................... 15
  ITEM 7.  Management's Discussion and Analysis of Financial Condition
                and Results of Operations ................................... 18
  ITEM 7A. Market Risks ..................................................... 27
  ITEM 8.  Financial Statements and Supplementary Data ...................... 29
  ITEM 9.  Changes In and Disagreements With Accountants on Accounting
                and Financial Disclosure .................................... 61
PART III

  ITEM 10. Directors and Executive Officers of the Registrant ............... 61
  ITEM 11. Executive Compensation ........................................... 61
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management ... 61
  ITEM 13. Certain Relationships and Related Transactions ................... 61

PART IV

  ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K   61
           Exhibit Index .................................................... 65

                                     PART I

ITEM  1.  Business

Recent Developments

Plan of Restructuring

     On August 1, 2000, the Company announced a comprehensive restructuring plan designed to improve customer service and increase profitability by maximizing the efficiency of the Company's infrastructure. In addition to closing or downsizing certain facilities, this world-wide initiative included the elimination of approximately 300 positions, including open positions, or approximately 5% of the total workforce, throughout all levels within the organization.

     Estimated annual cost savings from the restructuring plan are expected to be approximately $20.0 million on a pre-tax basis ($12.0 million after taxes), equating to approximately $0.29 per diluted share. The restructuring plan was implemented over the last five months of 2000 and was substantially completed at December 30, 2000.

     For the year ended December 30, 2000, the Company has incurred one-time restructuring costs of approximately $14.4 million, $9.3 million after taxes, or approximately $0.22 per diluted share, consisting primarily of; employee severance costs, including severance pay and benefits of approximately $7.2 million, facility closing costs, primarily lease termination and asset write-off costs of approximately $4.4 million, and outside professional and consulting fees directly related to the restructuring plan of approximately $2.8 million.

Business Dispositions

     On November 27, 2000, the Company announced that one of its United Kingdom subsidiaries had sold its software development business unit. In an ongoing effort to enhance the focus of the Company's core distribution business in Europe, certain practice management software systems were sold. The United Kingdom subsidiary will continue to distribute such practice management systems, but will no longer be responsible for development and technical support of the systems.

     The sale of this software development business unit resulted in a non-recurring loss of approximately $1.6 million, or approximately $0.04 per diluted share.

     On October 23, 2000, the Company announced the sale of its 50% interest in dental anesthetic manufacturer, HS Pharmaceutical Inc.("HS Pharmaceutical"), which owns Novocol Pharmaceutical of Canada, Inc. ("Novocol"), to the then current co-owner, Deproco, Inc. The Company incurred a non-recurring net charge of approximately $1.9 million, or approximately $0.05 per diluted share in connection with the sale. Novocol was an unconsolidated subsidiary and was the Company's only manufacturing business.

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

     The Company sells products and services to over 400,000 customers, primarily dental practices and dental laboratories, as well as physician practices, veterinary clinics and institutions. In 2000, the Company's healthcare distribution business sold products to over 75% of the estimated 110,000 dental practices in the United States. The Company believes that there is a strong awareness of the "Henry Schein" name among office-based healthcare practitioners due to its more than 65 years of experience in distributing healthcare products. Through its comprehensive catalogs and other direct sales and marketing programs, the Company offers its customers a broad product selection of both branded and private brand products which includes in excess of 80,000 stock keeping units ("SKU's") in North America, approximately 63,000 SKU's in Europe and approximately 26,000 SKU's in Australia, at published prices that the Company believes are below those of many of its competitors. The Company, through its technology business unit, offers various value-added products and services such as practice management software. As of December 30, 2000, the Company sold over 36,000 dental practice management software systems, more than any of its competitors.

     For further information on the Company's operating segments and operations by geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7 and Note 12 to the Consolidated Financial Statements.

     During 2000, the Company distributed over 18.0 million pieces of direct marketing materials (such as catalogs, facsimiles, flyers and order stuffers) to approximately 650,000 office-based healthcare practitioners. The Company supports its direct marketing efforts with approximately 730 telesales representatives who facilitate order processing and generate sales through direct and frequent contact with customers and with approximately 1,200 field sales consultants, including equipment sales specialists. The Company utilizes database segmentation techniques to more effectively market its products and services to customers. The Company continues to expand its management information systems and has established strategically located distribution centers in the United States, Canada, Europe and Australia to enable it to better serve its customers and increase its operating efficiency. The Company believes that these investments, coupled with its broad product offerings, enable the Company to provide its customers with a single source of supply for substantially all their healthcare product needs and provide them with convenient ordering and rapid, accurate and complete order fulfillment. The Company estimates that approximately 99% of all orders in the United States and Canada received before 5:00 p.m. are shipped on the same day the order is received and approximately 99% of orders are received by the customer within two days of placing the order. In addition, the Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering.

Acquisition and Joint Venture Strategies

     The Company believes that there has been consolidation among healthcare product distributors serving office-based healthcare practitioners in part to address significant changes in the healthcare industry, including potential national healthcare reform, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements and that this trend will continue to create opportunities for the Company to expand through acquisitions and joint ventures. In recent years, the Company has acquired a number of companies engaged in businesses that are complementary to those of the Company. The Company's acquisition and joint venture strategies include acquiring additional sales that will be channeled through the Company's existing infrastructure, acquiring access to additional product lines and acquiring regional distributors with networks of field sales consultants and international expansion.

    During the year ended December 30, 2000, the Company completed three acquisitions, none of which were considered material either individually or in the aggregate. Of the three completed acquisitions, two were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The Company issued 465,480 shares of its Common Stock, with an aggregate value of approximately $7.9 million, in connection with the pooling transaction.

     During 1999, the Company completed nine acquisitions. These completed acquisitions, which had aggregate net sales for 1998 of approximately $324.0 million, included (a) four international companies, (b) four medical supply companies, and (c) one valued-added services company. Of the nine completed acquisitions, eight were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transactions were not material and, accordingly, prior period financial statements have not been restated. Results of the pooled companies have been included in the consolidated financial statements from the beginning of the quarter in which the acquisition occurred.

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

     Over the past several years the Company has expanded its customer base to include larger purchasing organizations, including certain dental laboratories, institutions, government agencies, hospitals and surgery centers. More recently, as cost-containment pressures have resulted in increased demand for low-cost products and value-added services, the Company has targeted specific groups of practices under common ownership, institutions and professional groups. For example, the Company has an exclusive direct marketing agreement with an American Medical Association ("AMA") sponsored service pursuant to which member practitioners have access to the services' lower prices for products. In 2000, the AMA-sponsored service accounted for net sales of approximately $31.0 million. These services, government institutions and agencies, hospitals and other large or collective purchasers, require low-cost pricing and detailed product and usage information and reporting. The Company believes it is well situated to meet the needs of these customers, given its broad, low-cost product offerings and its management information systems. No single customer accounted for more than 5.0% of net sales in 2000.

Sales and Marketing

     The Company's sales and marketing efforts, which are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasize the Company's broad product lines, competitive prices and ease of order placement. The key elements of the Company's program in the United States are:

         Direct Marketing. During 2000, the Company distributed over 18.0 million pieces of direct marketing material, including catalogs, facsimiles, flyers, order stuffers and other promotional materials to approximately 650,000 office-based healthcare practitioners. The Company's principal U.S. dental consumable catalog, which is issued annually, contains an average of over 450 pages and includes approximately 39,000 SKU's. The number of catalogs and other materials received by each customer depends upon the market they serve as well as their purchasing history. The Company's catalogs include detailed descriptions and specifications of both branded and private brand products and are utilized by healthcare practitioners as a reference source. By evaluating its customers' purchasing patterns, area of specialty, past product selections and other criteria, the Company identifies customers who may respond better to specific promotions or products. To facilitate its direct marketing activities, the Company maintains an in-house advertising department, which performs many creative services, which the Company believes streamlines the production process, provides greater flexibility and creativity in catalog production and results in cost savings.

         Telesales. The Company supports its direct marketing with approximately 730 inbound and outbound telesales representatives who facilitate order processing and generate new sales through direct and frequent contact with customers. Inbound telesales representatives are responsible for assisting customers in purchasing decisions as well as answering product pricing and availability questions. In addition to assisting customers, inbound telesales representatives also market complementary or promotional products. The Company's telesales representatives utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history.

         The Company utilizes outbound telesales representatives and programs to better market its services to those customer accounts identified by the Company as either being high volume or high order frequency accounts. The Company's U.S. dental outbound telesales representatives accounted for approximately $224.5 million of the Company's net sales in 2000. The Company has approximately 250 medical and veterinary telesales representatives, many of which make outbound calls in addition to handling inbound telesales. Outbound telesales representatives strive to manage long-term relationships with these customers through frequent and/or regularly scheduled phone contact and personalized service.

         The Company's telesales representatives generally participate in an initial two-week training course designed to familiarize the sales representative with the Company's products, services and systems. In addition, generally all telesales representatives attend periodic training sessions and special sales programs and receive incentives, including monthly commissions.

         Field Sales Consultants. The Company has approximately 1,200 field sales consultants, including equipment sales specialists, covering certain major North American, European and Pacific Rim markets. These field sales consultants concentrate on attracting new customers and increasing sales to customers who do not currently order a high percentage of their total product needs from the Company. This strategy is designed to complement the Company's direct marketing and telesales strategies and to enable the Company to better market, service and support the sale of more sophisticated products and equipment. Once a field sales consultant has established a relationship with a customer, the consultant encourages the customer to use the Company's automated ordering process or its telesales representatives for its day-to-day needs. This simplifies the ordering process for the customer and increases the effectiveness of the field sales consultant.

Customer Service

     A principal element of the Company's customer service approach is to offer an order entry process that is convenient, easy and flexible. Customers typically place orders with one of the Company's experienced telesales representatives. Orders may also be placed 24-hours a day by fax, mail, Internet, using the Company's computerized order entry systems known as ArubA(R), ArubAWeb(R) or ArubA(R) TouchTone (the Company's 24-hour automated phone service).

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

Products

     The following chart sets forth the principal categories of products offered by the Company's healthcare distribution and technology businesses and certain top selling types of products in each category, with the percentage of 2000 consolidated net sales in parenthesis:


------------------------------------------------------------------------------------------------------------------------------------
                                                   HEALTHCARE DISTRIBUTION (97.2%)
------------------------------------------------------------------------------------------------------------------------------------


                                             -----------------------------------------
                                                       Dental Products (56.2%)
                                             -----------------------------------------


  Consumable Dental Products and Small
          Equipment (43.5%)                      Dental Laboratory Products (3.0%)                Large Dental Equipment (9.7%)
-----------------------------------------    -----------------------------------------     -----------------------------------------
X-Ray Products; Infection Control;           Teeth; Composites; Gypsum; Acrylics;          Dental Chairs; Delivery Units and Lights;
Handpieces; Preventatives; Impression        Articulators; and Abrasives                   X-Rays; and Equipment Repair
Materials; Composites;  Anesthetics; and
Financial Products


         Medical Products (36.9%)                                                                   Veterinary Products (4.1%)
-----------------------------------------                                                  -----------------------------------------
Branded and Generic Pharmaceuticals;                                                       Branded and Generic Pharmaceuticals;
Surgical Products; Diagnostic Tests;                                                       Surgical Products; and Dental Products
Infection Control; and Vitamins

------------------------------------------------------------------------------------------------------------------------------------
                                     TECHNOLOGY AND OTHER VALUE-ADDED PRODUCTS AND SERVICES (2.8%)
------------------------------------------------------------------------------------------------------------------------------------
                                       Software and Related Products; other Value-Added Products


     The percentage of 1999 and 1998 net sales was as follows: consumable dental products and small equipment, 45.2% and 50.1%, respectively; dental laboratory products, 3.0% and 3.6%, respectively; large dental equipment, 9.7% and 12.9%, respectively; medical products, 35.2% and 28.5%, respectively; veterinary products, 4.0% and 2.7%, respectively; and technology and value-added products and services, 2.9% and 2.2%, respectively.

Consumable Supplies and Equipment

     The Company offers in excess of 80,000 SKU's to its customers in North America, of which approximately 60,000 SKU's are offered to its dental customers, approximately 28,000 are offered to its medical customers and approximately 23,000 are offered to its veterinary customers. Over 35.0% of the Company's products are offered to all three types of the Company's customers in North America. The Company offers approximately 63,000 SKU's and 26,000 SKU's to its customers in Europe and Australia, respectively. Approximately 7.8% of the Company's net sales in 2000 were from sales of products offered under the Henry Schein private brand (i.e., products manufactured by various third parties for distribution by the Company under the Henry Schein(R) brand). The Company believes that the Henry Schein private brand line of over 7,500 SKU's offered in the United States and Canada is one of the most extensive in the industry. The Company updates its product offerings regularly to meet its customers' changing needs.

     The Company offers a repair service, ProRepair(R), which provides one to two-day turnaround for hand pieces and certain small equipment. The Company also provides in-office installation and repair services for large equipment in certain markets in North America, Europe and the Pacific Rim. The Company had a total of 104 centers open at the end of 2000.

     The Company offers its customers assistance in managing their practices by providing access to a number of financial services and products at rates which the Company believes are lower than what they would be able to secure independently. The Company's equipment leasing programs allow it to fulfill a wide variety of practitioner financing needs. The Company also provides financing and consulting services for all phases of the healthcare practice including start-up, expansion or acquisition, and debt consolidation. The patient financing program provides the Company's dental and veterinary customers a method for reducing receivables and improving cash flow by providing patients access to financing. Through an arrangement with one of the nation's largest bank credit card processors, the Company offers electronic bankcard processing. The Company also offers electronic insurance claims submission services for faster, cheaper processing of patient reimbursements, all through a third-party provider for a transaction fee. The Company does not assume any financial obligation to its customers or their patients in these programs. The Company also offers practice management consulting services in selected markets in the United States.

Technology and Other Value-Added Products and Services

         The Company sells practice management software systems to its dental and veterinary customers. The Company sold over 25,000 and 11,500 units of its Easy Dental(R) and Dentrix software systems, including conversions, respectively, and over 4,500 units of its AVImark(R) veterinary software systems, as of the end of fiscal 2000. The Company's practice management software products provide practitioners with patient treatment history, billing and accounts receivable analysis and management, an appointment calendar, electronic claims processing and word processing programs. The Company provides technical support and conversion services from other software. In addition, the Easy Dental(R) and Dentrix software systems allow customers to connect with the Company's order entry management systems. The Dentrix system is one of the most comprehensive clinically-based dental practice management software packages in the United States. The Dentrix premium software product complements Easy Dental(R) , the Company's high-value practice management system. The Company believes the combined software product offerings enhance its ability to provide its customers with the widest array of system solutions to help manage their practices.

Information Systems

         The Company's management information systems generally allow for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution.

A key attribute of the Company's management information systems is the daily operating control reports which allow managers throughout the Company to share information and monitor daily progress relating to sales activity, gross profit, credit and returns, inventory levels, stock balancing, unshipped orders, order fulfillment and other operational statistics. The Company continually seeks to enhance and upgrade its order processing information system. Additionally, in the United States, the Company has installed an integrated information system for its large dental equipment sales and service functions. Such systems centralize the tracking of customers' equipment orders, as well as spare parts inventories and repair services. (See "Management's Discussion and Analysis of Financial Conditions and Results of Operations" in ITEM 7.)

Distribution

         The Company distributes its products in the United States primarily from its strategically located distribution centers in Eastern, Central, South Western and Western United States. Customers in Canada are serviced from distribution centers located in Eastern and Western Canada. The Company maintains significant inventory levels of certain products in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of the Company's sophisticated purchasing and stock status management information systems. Once a customer's order is entered, it is electronically transmitted to the distribution center nearest the customer's location and a packing slip for the entire order is printed for order fulfillment. The Company's automated freight manifesting and laser bar code scanning facilitates the speed of the order fulfillment. The Company currently ships substantially all of its orders in the United States by United Parcel Service. In certain areas of the United States, the Company delivers its orders via contract carriers. The Company's European and Pacific Rim distribution centers include locations in the United Kingdom, the Republic of Ireland, France, The Netherlands, Germany, Spain, Israel, Australia and New Zealand.

Purchasing

         The Company believes that effective purchasing is a key element to maintaining and enhancing its position as a low-cost provider of healthcare products. The Company frequently evaluates its purchase requirements and suppliers' offerings and prices in order to obtain products at the best possible cost. The Company believes that its ability to make high volume purchases has enabled it to obtain favorable pricing and terms from its suppliers. The Company obtains its products for its North American distribution centers from over 5,000 suppliers of name brand products; in addition, the Company has established relationships with numerous local vendors to obtain products for its European and Pacific Rim distribution centers. In 2000, the Company's top 10 healthcare distribution vendors and the Company's single largest vendor, accounted for approximately 27.1% and 6.3%, respectively, of the Company's aggregate purchases.

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

         In the United States, the Company competes with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added services and products. In the sale of its dental products, the Company's principal national competitor is Patterson Dental Co. In addition, the Company competes against a number of other distributors that operate on a national, regional and local level. The Company's principal competitors in the sale of medical products are PSS World Medical, Inc. and the General Medical division of McKesson HBOC, Inc., which are national distributors. In the veterinary market, the Company's two principal national competitors include The Butler Company and Burns Veterinary Supply. The Company also competes against a number of regional and local medical and veterinary distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to the Company's practice management software, the Company competes against numerous other firms, including firms such as Practice Works, Inc., which targets dental practices and Idexx Laboratories, Inc., which serves veterinary practices. The Company believes that it competes in Canada substantially on the same basis as in the United States.

         The Company also faces intense competition internationally, where the Company competes on the basis of price and customer service against several large competitors, including Demedis, the GACD Group, the Pluradent Group and Bilricay, as well as a large number of dental product distributors and manufacturers in the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria, Spain, Israel, Mexico, Australia and New Zealand.

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

Proprietary Rights

     The Company holds trademarks relating to the "Henry Schein" name and logo, as well as certain other trademarks. Pursuant to certain agreements executed in connection with a reorganization of the Company, both the Company and, Schein Pharmaceuticals, Inc. which was acquired by Watson Pharmaceutical, Inc. during 2000, a company engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the "Schein" name in connection with their respective businesses, but Schein Pharmaceutical, Inc. is not entitled to use the name "Henry Schein". The Company intends to protect its trademarks to the fullest extent practicable.

Employees

     As of December 30, 2000, the Company had over 6,250 full-time employees in North America, Europe and Australia, including approximately 730 telesales representatives, 1,200 field sales consultants, including equipment sales specialists, 1,320 warehouse employees, 150 computer programmers and technicians, 500 management employees and 2,350 office, clerical and administrative employees. None of the Company's employees are represented by a collective bargaining agreement. The Company believes that its relations with its employees are excellent.

Disclosure Regarding Forward Looking Statements

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in ITEMS 1, 2, 3,5, 7, 7A and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restriction on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described above in this ITEM 1 and below in ITEM 3, Legal Proceedings and in
ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

     The Company's principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and its telephone number is 631-843-5500. As used in this Report, the term the "Company" refers to Henry Schein, Inc., a Delaware corporation, and its subsidiaries, 50%-owned companies and predecessor, unless otherwise stated.

Available Information

     The Company is subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, the Company files annual, quarterly, and special reports, proxy statements and other information with the Securities and Exchange Commission. You may read and copy any document filed by the Company at the SEC's public reference rooms located in New York, New York and Chicago, Illinois. Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms. The Company's SEC filings are also available to the public from the SEC's Website at http://www.sec.gov.

Executive Officers of the Registrant

     The following table sets forth certain information regarding the executive officers of the Company.

          Name               Age                           Position
-------------------------   -----   ---------------------------------------------------------

Stanley M. Bergman .......   51     Chairman, Chief Executive Officer, President and Director

Gerald A. Benjamin .......   48     Executive Vice President, Chief Administrative Officer and
                                         Director

James P. Breslawski ......   47     Executive Vice President, President US Dental and Director

Leonard A. David .........   52     Vice President - Human Resources and Special Counsel and
                                         Director

Larry M. Gibson  .........   54     Chief Technology Officer and Executive Vice President

Michael Racioppi  ........   46     President - Medical Group

Mark E. Mlotek ...........   45     Senior Vice President - Corporate Business Development
                                         Group and Director

Steven Paladino ..........   43     Executive Vice President, Chief Financial Officer and Director

Michael Zack .............   48     Senior Vice President - International Group


     Stanley M. Bergman has been Chairman, Chief Executive Officer and President since 1989 and a director of the Company since 1982. Mr. Bergman held the position of Executive Vice President of the Company and Schein Pharmaceutical, Inc. from 1985 to 1989 and Vice President of Finance and Administration of the Company from 1980 to 1985. Mr. Bergman is a certified public accountant.

     Gerald A. Benjamin has been Executive Vice President and Chief Administrative Officer since February 2000. Prior to holding his current position, Mr. Benjamin was Senior Vice President of Administration and Customer Satisfaction since 1993, and has been a director of the Company since September 1994. Mr. Benjamin was Vice President of Distribution Operations of the Company from 1990 to 1992 and Director of Materials Management of the Company from 1988 to 1990.

     James P. Breslawski has been Executive Vice President of the Company and President of US Dental since 1990, with primary responsibility for the US Dental Group, and a director of the Company since 1990. Between 1980 and 1990, Mr. Breslawski held various positions with the Company, including Chief Financial Officer, Vice President of Finance and Administration and Controller. Mr. Breslawski is a certified public accountant.

     Leonard A. David has been Vice President of Human Resources and Special Counsel since January 1995. Mr. David held the office of Vice President, General Counsel and Secretary from 1990 to 1995 and practiced corporate and business law for eight years prior to joining the Company. Mr. David has been a director of the Company since September 1994.

     Larry M. Gibson has been Chief Technology Officer and Executive Vice President since October 2000. Prior to holding his current position, Mr. Gibson joined the Company as President of the Practice Management Technologies Group in February 1997, concurrent with the acquisition of Dentrix. Before joining the Company, Mr. Gibson was founder, Chairman and CEO of Dentrix, started in 1980. Prior to his employment with Dentrix, Mr. Gibson was employed by Weidner Communication Systems from 1978.

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

ITEM 2.  Properties

         The Company owns or leases the following properties:


        Property                     Location              Own or Lease     Approximate Square Footage     Lease Expiration Date
---------------------------  -------------------------  -----------------  ----------------------------  --------------------------
Corporate Headquarters ....         Melville, NY              Lease                  172,000                   December 2005
Distribution Center .......          Denver, PA               Lease                  413,000                   December 2007
Distribution Center .......        Pelham, NY (1)             Lease                  108,000                     July 2007
Distribution Center .......       Syosset, NY (2)             Lease                  120,000                     April 2001
Distribution Center .......     Jacksonville, FL (2)          Lease                  136,000                   December 2009
Distribution Center .......         Secaucus, NJ              Lease                  138,000                   November 2008
Distribution Center .......       Indianapolis, IN            Lease                  225,000                     June 2001
Distribution Center .......        West Allis, WI             Lease                  108,000                   November 2011
Distribution Center .......        Grapevine, TX              Lease                  132,000                     July 2008
Distribution Center .......          Sparks, NV               Lease                  115,000                     June 2002
Distribution Center .......        United Kingdom             Lease                   85,000                    August 2005
Distribution Center .......       Gallin, Germany              Own                   172,000                        N/A


     (1) The Company is subletting 66,500 square feet of this facility through July 2007.

     (2) The Company was not utilizing these locations at December 30, 2000.

     These properties are primarily used in the Company's healthcare distribution segment.

     The Company also leases distribution, office, showroom and sales space in other locations in the United States, Canada, France, Germany, the Republic of Ireland, The Netherlands, Spain, Australia, New Zealand, Mexico, Israel and the United Kingdom. Two 50%-owned companies also lease space in the United States and Belgium.

     The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. The Company has additional operating capacity at its listed facilities.

ITEM 3.  Legal Proceedings

         The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of the end of fiscal 2000, the Company was named a defendant in approximately 68 such cases. Of these product liability claims, 52 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

     In addition, the Company is subject to other claims, suits and complaints arising in the course of the Company business. In Texas District Court, Travis County, the Company and one of its subsidiaries are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc., Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the Court, on motion, certified both a Windows(R) Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows(R) customers and 15,000 DOS customers could be covered by the judge's ruling. In November of 1999, the Company filed an interlocutory appeal of the District Court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the District Court"s certification order. On January 5, 2001, the Company filed a Petition for Review in the Texas Supreme Court asking this court to find "conflicts jurisdiction" to permit review of the District Court's certification order, which appeal is now pending. During the appeal of the class certification, a trial on the merits is stayed. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

     The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. In many cases the Company is provided indemnification by the manufacturer of the product. There can be no assurance that the coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. In the opinion of the Company, all pending matters are covered by insurance or will not otherwise have a material adverse effect on the Company's financial condition.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM  5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The following table sets forth, for the periods indicated, the high and low reported sales prices of the Common Stock of the Company as reported on the NASDAQ National Market System for each quarterly period in fiscal 1999 and 2000 and for the first quarter of fiscal 2001 through March 23, 2001.


                                                                                               High               Low
                                                                                          ----------------  ----------------
Fiscal 1999:

1st Quarter .............................................................................     $ 46.88          $ 24.00
2nd Quarter .............................................................................     $ 35.00          $ 19.56
3rd Quarter .............................................................................     $ 32.13          $ 13.25
4th Quarter .............................................................................     $ 15.38          $ 10.38

Fiscal 2000:

1st Quarter .............................................................................     $ 18.81          $ 10.75
2nd Quarter .............................................................................     $ 18.50          $ 13.12
3rd Quarter .............................................................................     $ 20.63          $ 13.31
4th Quarter .............................................................................     $ 36.50          $ 18.59

Fiscal 2001:

1st Quarter (Through March 23, 2001) ..........................................               $ 34.27          $ 27.19


     The Company's Common Stock is quoted through the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "HSIC." On March 23, 2001, there were approximately 870 holders of record of the Common Stock. On March 23, 2001, the last reported sales price was $33.38.

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

     The following selected financial data with respect to the Company's financial position and its results of operations for each of the five years in the period ended December 30, 2000 set forth below has been derived from the Company's consolidated financial statements. The selected financial data presented below should be read in conjunction with the Consolidated Financial Statements and related notes thereto in ITEM 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7. The Selected Operating Data and Net Sales By Market Data presented below have not been audited.

Certain prior year amounts have been reclassified to conform the current year's presentation as discussed in the Consolidated Financial Statements and related notes thereto in ITEM 8.

                                                                                 Years Ended
                                           ----------------------------------------------------------------------------------------
                                            December 30,       December 25,      December 26,      December 27,       December 28,
                                                2000              1999              1998               1997               1996
                                           ----------------  ----------------  ----------------  -----------------  ---------------
                                                         (In thousands, except per share and selected operating data)
Statements of Operations Data:
Net sales ................................ $      2,381,721  $      2,284,544  $      1,922,851  $       1,698,862  $     1,374,639
Gross profit .............................          647,901           608,596           523,831            442,842          358,092
Selling, general and administrative
     expenses ............................          520,288           489,364           427,635            380,233          314,979
Merger and integration costs (1) .........              585            13,467            56,666             50,779                -
Restructuring costs (2) ..................           14,439                 -                 -                  -                -
Operating income .........................          112,589           105,765            39,530             11,830           43,113
Interest income ..........................            6,279             7,777             6,964              7,353            7,139
Interest expense .........................          (20,409)          (23,593)          (12,050)            (7,643)          (5,487)
Other - net ..............................           (1,925)             (166)            1,570              1,375            1,177
Other income (expense) - net .............          (16,055)          (15,982)           (3,516)             1,085            2,829
Income before taxes on income,
     minority interest and
     equity in earnings (losses) of
     millions ............................           96,534            89,783            36,014             12,915           45,942
Taxes on income ..........................           36,150            35,589            20,325             17,670           18,606
Minority interest in net income (loss)
     of subsidiaries .....................            1,757             1,690               145               (430)             246
Equity in earnings (losses) of
     affiliates ..........................           (1,878)           (2,192)              783              2,141            1,595
Net income (loss) ........................           56,749            50,312            16,327             (2,184)          28,685

Net income (loss) per common share:
     Basic ...............................           $ 1.38            $ 1.24            $ 0.42            $ (0.06)          $ 0.85
     Diluted .............................           $ 1.35            $ 1.21            $ 0.39            $ (0.06)          $ 0.81

Weighted average shares outstanding:
     Basic ...............................           41,244            40,585            39,305             37,531           33,714
     Diluted .............................           42,007            41,438            41,549             37,531           35,202

                                                                                 Years Ended
                                           ----------------------------------------------------------------------------------------
                                            December 30,       December 25,      December 26,      December 27,       December 28,
                                                2000              1999              1998               1997               1996
                                           ----------------  ----------------  ----------------  -----------------  ---------------
                                                         (In thousands, except per share and selected operating data)
Pro Forma Data (3):
Pro forma net income (loss) ..............                                     $         13,748  $         (1,778)  $        29,023
Pro forma net income (loss) per
     common share
     Basic ...............................                                     $           0.35  $           (0.05) $          0.86
     Diluted .............................                                     $           0.33  $           (0.05) $          0.82

Pro forma average shares outstanding:
     Basic ...............................                                               39,305             37,531           33,714
     Diluted .............................                                               41,549             37,531           35,202
Selected Operating Data:
Number of orders shipped .................        8,280,000         7,979,000         6,718,000          6,064,000        5,127,000
Average order size ....................... $            288  $            286  $            286  $             280  $           268
Net Sales by Market Data:
Healthcare Distribution:
     Dental (4) .......................... $      1,073,889  $      1,047,259  $      1,085,717  $         999,671  $       819,898
     Medical .............................          794,880           715,210           515,276            441,110          341,403
     Veterinary ..........................           56,421            52,050            48,492             40,852           35,336
     International (5) ...................          389,946           403,137           230,792            181,278          147,031
                                           ----------------  ----------------  ----------------  -----------------  ---------------
       Total Healthcare Distribution .....        2,315,136         2,217,656         1,880,277          1,662,911        1,343,668
Technology (6) ...........................           66,585            66,888            42,574             35,951           30,971
                                           ----------------  ----------------  ----------------  -----------------  ---------------
                                           $      2,381,721  $      2,284,544  $      1,922,851  $       1,698,862  $     1,374,639
                                           ================  ================  ================  =================  ===============

Balance Sheet data:
Working capital .......................... $        423,547  $        428,429  $        403,592  $         312,916  $       290,482
Total assets .............................        1,231,068         1,204,102           962,040            803,946          668,239
Total debt ...............................          276,693           363,624           209,451            148,685           59,404
Minority interest ........................            7,996             7,855             5,904              2,225            5,289
Stockholders' equity .....................          579,060           517,867           463,034            424,223          408,877


(1) Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, write-off of duplicate management information systems, other assets and the impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs incurred primarily in connection with the 1998 acquisition of H. Meer Dental Supply Co., Inc. ("Meer") and the 1997 acquisitions of Sullivan Dental Products, Inc., Micro Bio-medics, Inc. and Dentrix Dental Systems, Inc., ("Dentrix") which were accounted for under the pooling of interests method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition and Joint Ventures Strategies" in ITEM 7 and the Consolidated Financial Statements and related notes thereto in ITEM 8.

(2) Restructuring costs consist primarily of employee severance costs, including severance pay and benefits of approximately $7.2 million, facility closing costs, primarily lease termination and asset write-off costs of approximately $4.4 million and professional and consulting fees directly related to the restructuring plan of approximately $2.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -Plan of Restructuring" in ITEM 7 and the Consolidated Financial Statements and related notes thereto in ITEM 8.

(3) Reflects the provision for income taxes on previously untaxed earnings of Dentrix as an S Corporation of $1.2 million for 1996, and provision for income tax (expense) recoveries on previously untaxed earnings of Meer as an S Corporation of $(0.6) million, $0.4 million, and $1.5 million for 1998, 1997 and 1996, respectively, and the pro forma elimination of a net deferred tax asset arising from Meer's conversion from an S Corporation to a C Corporation of $2.0 million in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition and Joint Ventures Strategies" in ITEM 7 herein.

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

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in ITEM 8 herein.

Plan of Restructuring

     On August 1, 2000, the Company announced a comprehensive restructuring plan designed to improve customer service and increase profitability by maximizing the efficiency of the Company's infrastructure. In addition to closing or downsizing certain facilities, this world-wide initiative included the elimination of approximately 300 positions, including open positions, or approximately 5% of the total workforce, throughout all levels within the organization.

     Estimated annual cost savings from the restructuring plan are expected to be approximately $20.0 million on a pre-tax basis ($12.0 million after taxes), equating to approximately $0.29 per diluted share. The restructuring plan was implemented over the last five months of 2000 and was substantially completed at December 30, 2000.

     For the year ended December 30, 2000, the Company has incurred one-time restructuring costs of approximately $14.4 million, $9.3 million after taxes, or approximately $0.22 per diluted share, consisting primarily of; employee severance costs, including severance pay and benefits of approximately $7.2 million, facility closing costs, primarily lease termination and asset write-off costs of approximately $4.4 million, and outside professional and consulting fees directly related to the restructuring plan of approximately $2.8 million.

Business Dispositions

     On November 27, 2000, the Company announced that one of its United Kingdom subsidiaries had sold its software development business unit. In an ongoing effort to enhance the focus of the Company's core distribution business in Europe, certain practice management software systems were sold. The United Kingdom Subsidiary will continue to distribute such practice management systems, but will no longer be responsible for development and technical support of the systems.

     The sale of this practice management software development business unit resulted in a non-recurring loss of approximately $1.6 million, or approximately $0.04 per diluted share.

     On October 23, 2000, the Company announced the sale of its 50% interest in dental anesthetic manufacturer, HS Pharmaceutical Inc. ("HS Pharmaceutical"), which owns Novocol Pharmaceutical of Canada, Inc. ("Novocol"), to the then current co-owner, Deproco, Inc. The Company incurred a non-recurring net charge of approximately $1.9 million, or approximately $0.05 per diluted share, in connection with the sale. Novocol was an unconsolidated subsidiary and was the Company's only manufacturing business.

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

     During the year ended December 30, 2000, the Company completed the acquisition of two healthcare distribution and one technology business, none of which were considered material either individually or in the aggregate. Of the three completed acquisitions, two were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The Company issued 465,480 shares of its Common Stock, with an aggregate value of approximately $7.9 million in connection with the pooling transaction. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transaction was not material and, accordingly, prior period financial statements have not been restated. Results of the acquired company have been included in the consolidated financial statements from the beginning of the second quarter of 2000.

     During the year ended December 25, 1999, the Company completed the acquisition of eight healthcare distribution and one technology business. The completed acquisitions included General Injectables and Vaccines, Inc. ("GIV"), through the purchase of all of the outstanding common stock of Biological & Popular Culture, Inc., and the international dental, medical and veterinary healthcare distribution businesses of Heiland Holding GmbH (the "Heiland Group"). GIV, which had 1998 net sales of approximately $120.0 million, is a leading independent direct marketer of vaccines and other injectable products to office-based practitioners in the United States. The Heiland Group, the largest direct marketer of healthcare supplies to office-based practitioners in Germany, had 1998 net sales of approximately $130.0 million. The acquisition agreements for GIV and the Heiland Group provide for additional cash consideration of up to $20.0 million per year through 2004, not to exceed $75.0 million in total, and $3.9 million per year through 2001, respectively, to be paid if certain sales and profitability targets are met. The GIV acquisition agreement also provided for additional cash consideration of $4.1 million based upon sales of new products, as defined; of which 1.2 million was paid during fiscal 2000. The remaining seven acquisitions had combined net sales of approximately $74.0 million for 1998. Six of the acquisitions were accounted for under the purchase method of accounting, while the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition dates. The total cash purchase price paid for the acquisitions accounted for under the purchase method of accounting was approximately $137.2 million. The excess of the acquisition costs over the fair value of identifiable assets will be amortized on a straight-line basis over 30 years. The Company issued 189,833 shares of its Common Stock with an aggregate market value of $6.4 million in connection with the pooling transaction. The pooling transaction was not material and, accordingly, prior period financial statements have not been restated. Results of the acquired company have been included in the consolidated financial statements from the beginning of the quarter in which the acquisition occurred.

     During the year ended December 26, 1998, the Company completed the acquisition of five healthcare distribution businesses. The 1998 completed acquisitions included two dental supply companies, the most significant of which was H. Meer Dental Supply Co., Inc. ("Meer"), a leading full-service dental distributor serving dentists, dental laboratories and institutions throughout the United States, with 1997 annual net sales of approximately $180.0 million. Combined, Meer and the other dental company had approximately $212.0 million in aggregate net sales for 1997. The completed acquisitions also included two medical supply companies with aggregate net sales for 1997 of approximately $37.0 million, and one international dental distribution business with 1997 net sales of approximately $16.0 million. Of the five completed acquisitions, four (including Meer) were accounted for under the pooling of interests method, and the remaining acquisition of a 50.1% interest was accounted for under the purchase method of accounting. The historical financial statements were restated to give retroactive effect only to the Meer transaction, as the remaining three pooling transactions were not material and were included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Results of operations of the business acquisition accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date.

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

     In connection with the 2000, 1999 and 1998 acquisitions, the Company incurred certain merger and integration costs of approximately $0.6 million, $13.5 million and $56.7 million, respectively. Net of taxes, merger and integration costs were approximately $0.01, $0.23, and $1.06 per share, on a diluted basis, respectively. Merger and integration costs for the healthcare distribution and technology segments were $0.0 million and $0.6 million for 2000, $13.5 million and $0.0 million for 1999 and $55.7 million and $1.0 million for 1998, respectively. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, severance, impairment of goodwill arising from acquired busineses integrated into the Company's medical and dental businesses, as well as certain other integration costs associated with these mergers.

     Excluding the merger and integration costs and restructuring costs, and the losses on the disposals of HS Pharmaceutical and the United Kingdom software development business unit, and including pro forma adjustments, pro forma net income and pro forma net income per common share, on a diluted basis, would have been $70.1 million, and $1.67, respectively, for the year ended December 30, 2000, $59.8 million and $1.44, respectively, for the year ended December 25, 1999 and $57.8 million and $1.39, respectively, for the year ended December 26, 1998.

Results of Operations

     The following table sets forth for the periods indicated Net Sales, Gross Profit and Adjusted Operating Profit, excluding merger and integration, and restructuring costs, (in thousands) by business segment for the years ended 2000, 1999 and 1998. Percentages are calculated on related net sales.

Certain prior year amounts have been reclassified to conform the current year's presentation as discussed in the Consolidated Financial Statements and related notes thereto in ITEM 8.


                                                    2000                           1999                          1998
                                        ----------------------------    --------------------------    ---------------------------

Net Sales by Segment Data:
Healthcare distribution:
     Dental (1) .....................       $ 1,073,889        45.1 %       $1,047,259       45.8 %       $1,085,717        56.5 %
     Medical ........................           794,880        33.4            715,210       31.3            515,276        26.8
     Veterinary .....................            56,421         2.4             52,050        2.3             48,492         2.5
     International (2) ..............           389,946        16.4            403,137       17.6            230,792        12.0
                                        ----------------  ----------    --------------- ----------    ---------------  ----------
     Total healthcare distribution            2,315,136        97.2          2,217,656       97.1          1,880,277        97.8
Technology (3) ......................            66,585         2.8             66,888        2.9             42,574         2.2
                                        ----------------  ----------    --------------- ----------    ---------------  ----------
     Total ..........................       $ 2,381,721       100.0 %       $2,284,544      100.0 %       $1,922,851       100.0 %
                                        ================  ==========    =============== ==========    ===============  ==========

Gross Profit by Segment Data:

Healthcare distribution ............          $ 601,036        26.0 %        $ 563,107       25.4 %        $ 490,442        26.1 %
Technology ..........................            46,865        70.4 %           45,489       68.0 %           33,389        78.4 %
                                        ----------------                ---------------               ---------------
     Total ..........................         $ 647,901        27.2 %        $ 608,596       26.6 %        $ 523,831        27.2 %
                                        ================                ===============               ===============

Adjusted Operating Profit
(excluding merger and integration,
and restructuring costs) by
Segment Data:

Healthcare distribution (4) .........         $ 102,953         4.4 %         $ 93,934        4.2 %         $ 79,871         4.3 %
Technology (5) ......................            24,660        37.0 %           25,298       37.8 %           16,325        38.3 %
                                        ----------------                ---------------               ---------------
     Total ..........................         $ 127,613         5.4 %        $ 119,232        5.2 %         $ 96,196         5.0 %
                                        ================                ===============               ===============


(1) Dental consists of the Company's dental business in the United States and Canada.

(2) International consists of the Company's business (primarily dental) outside the United States and Canada, primarily in Europe, and Australia.

(3) Technology consists of the Company's practice management software business and certain other value-added products and services.

(4) Excludes merger and integration, and restructuring costs of $14.1 million, $13.5 million and $55.7 million in 2000, 1999 and 1998, respectively.

(5) Excludes merger and integration, and restructuring costs of $1.0 million, $0.0 million and $1.0 million in 2000, 1999, and 1998 respectively.


2000 Compared to 1999

     Net sales increased $97.2 million, or 4.3%, to $2,381.7 million in 2000 from $2,284.5 million in 1999. Of the $97.2 million increase, approximately $97.5 million, or 100.3%, represented a 4.4% increase in the Company's healthcare distribution business. As part of this increase, approximately $79.7 million represented a 11.1% increase in its medical business, $26.6 million represented a 2.5% increase in its dental business, $4.4 million represented a 8.4% increase in the Company's veterinary business, and $(13.2) million represented a 3.3% decrease in the Company's international business. The increase in medical net sales was primarily attributable to increased sales to core physicians office and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the veterinary market, the increase in net sales was primarily due to increased account penetration. In the international market, the decrease in net sales was primarily due to unfavorable exchange rate translation adjustments. Had net sales for the international market been translated at the same exchange rates in 1999, net sales would have increased by 8.4%. The remaining decrease in 2000 net sales was due to the technology business, which decreased $(0.3) million, or 0.3%, to $66.6 million for 2000, from $66.9 million for 1999. The decrease in technology and value-added product net sales was primarily due to a decrease in practice management software sales, which was exceptionally strong in 1999 primarily due to Year 2000 conversions.

     Gross profit increased by $39.3 million, or 6.5%, to $647.9 million in 2000, from $608.6 million in 1999. Gross profit margin increased by 0.6% to 27.2% from 26.6% last year. Healthcare distribution gross profit increased by $37.9 million, or 6.7%, to $601.0 million in 2000, from $563.1 million in 1999. Healthcare distribution gross profit margin increased by 0.6%, to 26.0%, from 25.4% last year primarily due to changes in sales mix. Technology gross profit increased by $1.4 million, or 3.0%, to $46.9 million in 2000, from $45.5 million in 1999. Technology gross profit margin increased by 2.4%, to 70.4%, from 68.0% last year also primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $30.9 million, or 6.3%, to $520.3 million in 2000 from $489.4 million in 1999. Selling and shipping expenses increased by $9.7 million, or 3.2%, to $310.6 million in 2000 from $300.9 million in 1999. As a percentage of net sales, selling and shipping expenses decreased 0.2% to 13.0% in 2000 from 13.2% in 1999. This decrease was primarily due to improvement in the Company's distribution efficiencies resulting from the leveraging of the Company's distribution infrastructure. General and administrative expenses increased $21.2 million, or 11.2%, to $209.7 million in 2000 from $188.5 million in 1999, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.5% to 8.8% in 2000 from 8.3% in 1999.

     Other income (expense) - net changed by $(0.1) million, to $(16.1) million for the year ended December 30, 2000 from $(16.0) million for 1999 primarily due to the non-recurring loss of approximately $1.6 million or approximately $0.04 per diluted share from the sale of the Company's software development unit in the United Kingdom and lower interest income on accounts receivable balances, offset by a decrease in interest expense resulting from a decrease in average borrowings.

     Equity in losses of affiliates decreased $0.3 million or 13.6%, to $(1.9) million in 2000 from $(2.2) million in 1999. The net increase is primarily due to increased earnings from an affiliate offset by a non-recurring net loss of approximately $1.9 million, or approximately $0.05 per diluted share from the sale of the Company's interest in the HS Pharmaceutical during the fourth quarter of 2000.

     For 2000, the Company's effective tax rate was 37.4%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 37.3%. The difference between the Company's effective tax rate, excluding merger and integration costs, and the Federal statutory rate relates primarily to state income taxes.

     For 1999, the Company's effective tax rate was 39.6%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, the Company's effective tax rate would have been 38.3%. The difference between the Company's effective tax rate, excluding merger and integration costs, and the Federal statutory rate relates primarily to state income taxes.

1999 Compared to 1998

     Net sales increased $361.7 million, or 18.8%, to $2,284.5 million in 1999 from $1,922.8 million in 1998. Of the $361.7 million increase, approximately $337.4 million, or 93.3%, represented a 17.9% increase in the Company's healthcare distribution business. As part of this increase, approximately $200.0 million represented a 38.8% increase in its medical business, $172.3 million represented a 74.7% increase in its international business, $3.5 million represented a 7.3% increase in the Company's veterinary business, and $(38.4) million represented a 3.5% decrease in the Company's dental business. The increase in medical net sales was primarily attributable to telesales and direct marketing activities, acquisitions, and increased sales to hospitals. In the international market, the increase in net sales was primarily due to acquisitions in Germany and the United Kingdom, and increased account penetration in the United Kingdom, Belgium, Spain and France. In the veterinary market, the increase in net sales was primarily due to increased account penetration. The decrease in dental net sales was primarily due to sales erosion related to the Meer acquisition and a reduction in dental equipment sales. The remaining increase in 1999 net sales was due to the technology business, which increased $24.3 million, or 57.0%, to $66.9 million for 1999, from $42.6 million for 1998. The increase in technology and value-added product net sales was primarily due to increased practice management software sales and an acquisition.

     Gross profit increased by $84.8 million, or 16.2%, to $608.6 million in 1999, from $523.8 million in 1998. Gross profit margin decreased by 0.6% to 26.6% from 27.2% last year. Healthcare distribution gross profit increased by $72.7 million, or 14.8%, to $563.1 million in 1999, from $490.4 million in 1998.
Healthcare distribution gross profit margin decreased by 0.7%, to 25.4%, from 26.1% last year primarily due to changes in sales mix and lower manufacturers rebates as a result of reduced annual sales. Technology gross profit increased by $12.1 million, or 36.2%, to $45.5 million in 1999, from $33.4 million in 1998. Technology gross profit margin decreased by 10.4%, to 68.0%, from 78.4% last year primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $61.8 million, or 14.4%, to $489.4 million in 1999 from $427.6 million in 1998. Selling and shipping expenses increased by $30.4 million, or 11.2%, to $300.9 million in 1999 from $270.5 million in 1998. As a percentage of net sales, selling and shipping expenses decreased 0.9% to 13.2% in 1999 from 14.1% in 1998. This decrease was primarily due to improvement in the Company's distribution efficiencies resulting from the leveraging of the Company's distribution infrastructure. General and administrative expenses increased $31.4 million, or 20.0%, to $188.5 million in 1999 from $157.1 million in 1998, primarily as a result of acquisitions. As a percentage of net sales, general and administrative expenses increased 0.1% to 8.3% in 1999 from 8.2% in 1998.

     Other income (expense) - net changed by $12.5 million, to $(16.0) million for the year ended December 25, 1999 from $(3.5) million for 1998 due to an increase in interest expense resulting from an increase in average borrowings and to a lesser extent an increase in interest rates, offset by higher interest income on notes receivable and accounts receivable balances.

     Equity in earnings (losses) of affiliates decreased $3.0 million or 375%, to a loss of $(2.2) million in 1999 from income of $0.8 million in 1998. The decline was due to reduced earnings from HS Pharmaceutical, which is accounted for under the equity method; totaling approximately $1.3 million, net of taxes, due to a temporary cessation of production of anesthetic products. On September 23, 1999, the FDA issued clearance for HS Pharmaceutical to resume production of its anesthetic products for shipment into the United States. HS Pharmaceutical resumed limited production and shipment of its products in the fourth quarter of 1999.

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

Euro Conversion

    Effective January 1, 1999, 11 of the 15 member countries of the European Union have adopted the Euro as their common legal currency. On that date, the participating countries established fixed Euro conversion rates between their existing sovereign currencies and the Euro. The Euro now trades on currency exchanges and is available for non-cash transactions. The participating countries now issue sovereign debt exclusively in Euro, and have re-denominated outstanding sovereign debt. The authority to direct monetary policy for the participating countries, including money supply and official interest rates for the Euro, is now exercised by the new European Central Bank.

    Beginning on January 1, 2002, Euro banknotes and coins will be put into circulation. There will be a changeover period of two months where there will be dual circulation - where both Euro and national currencies will be used together. Following the changeover period, the national currencies will be completely replaced by the Euro.

    The Company is currently addressing the impact of the Euro on its information systems, as well as, product and customer concerns. The Company expects to achieve timely Euro information system and product readiness, so as to conduct transactions in the Euro, in accordance with implementation schedules as they are established by the European Commission. The Company does not anticipate that the costs of the overall effort will have a material adverse impact on future results.

E-Commerce

     Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. The Company's distribution business is characterized by rapid technological developments and intense competition. The rapid evolution of on-line commerce will require continuous improvement in performance, features and reliability of Internet content and technology by the Company, particularly in response to competitive offerings. Through the Company's proprietary technologically based suite of products, customers are offered a variety of competitive alternatives. The Company's tradition of reliable service, proven name recognition, and large customer base built on solid customer relationships makes it well situated to participate fully in this rapidly growing aspect of the distribution business. The Company is exploring ways and means of improving and expanding its Internet presence and will continue to do so. In January 2001, the Company announced the unveiling of a new website (http://www.henryschein.com) which includes an array of value-added features. As part of this effort, the Company also launched www.SullivanSchein.com for its office-based dental practitioner customers.

Inflation

     Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

Effect of Recently Issued Accounting Standards

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is required for transactions entered into by the Company after December 30, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended FAS 133. The amendments in FAS 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

     Effective December 31, 2000, the Company will adopt FAS 133 and FAS 138. The initial impact of adoption on the Company's financial statements will be recorded in the first quarter of 2001 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

Risk Management

     The Company has operations in the United States, Canada, Mexico, the United Kingdom, The Netherlands, Belgium, Germany, France, the Republic of Ireland, Austria, Spain, Israel, Australia and New Zealand. Substantially all of the Company's operations endeavor to protect their financial results by using foreign currency forward contracts to hedge intercompany debt and foreign currency payments to foreign vendors. The total U.S. dollar equivalent of all foreign currency forward contracts hedging debt and the purchase of merchandise from foreign vendors was $51.2 million and $6.8 million, respectively, as of the end of fiscal 2000. The contracts expire at various dates through 2001.

     The Company considers its investment in foreign operations to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company has experienced negative translation adjustments of approximately $7.8 million and $8.3 million in 2000 and 1999, respectively, which adjustments were reflected in the balance sheet as a component of stockholders' equity. The cumulative translation adjustment at the end of 2000 showed a net negative translation adjustment of $18.2 million.

     In October 1997, the Company entered into a Netherlands Guilder (NLG) loan in the amount of 6.5 million NLG. The loan serves to hedge the repayment of an intercompany loan in the same amount, denominated in NLG, due from a Dutch subsidiary. The NLG loan calls for periodic payments and a balloon payment of
4.1 million NLG in January 2002.

     Interest Rate Swaps and Cap

     As of December 30, 2000, the Company had approximately $17.8 million outstanding in interest rate swaps. These swaps are used to convert $13.0 million of floating rate debt relating to the Company's revolving credit agreement and $4.8 million relating to a Deutsche Mark floating rate debt of DM10.0 million, to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 7.2% for the variable LIBOR rate on $13.0 million and a 5.3% fixed interest rate for the variable EURIBOR for the Deutsche Mark loan of the Company's debt. The swaps expire in December 2003, December 2004 and April 2005. Under the interest rate environment during the year ended December 30, 2000, the Company's interest rate swap agreements resulted in additional interest expense of approximately $0.1 million. In addition, the Company has an interest rate cap of 5.5% on a Deutsche Mark floating rate debt of DM6.3 million (approximately $3.0 million).

Liquidity and Capital Resources

     Historically, the Company's principal capital requirements have been to fund capital expenditures acquisitions, and working capital needs resulting from increased sales, special inventory forward buy-in opportunities and to fund initial start-up inventory requirements for new distribution centers. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. In 2000, the Company's operating cash flow has increase significantly due to increased profitability and better management of networking capital. The Company has financed its business primarily through its revolving credit facilities, private placement loans and stock issuances. The Company continues to make capital expenditures as it invests in its infrastructure, however debt reduction has also been a major use of cash.

     Net cash provided by operating activities for the year ended December 30, 2000 of $153.0 million resulted primarily from net income of $56.7 million, increased by non-cash charges, relating primarily to depreciation and amortization of $33.8 million, and net cash flow from working capital of approximately $50.1 million. The increase of working capital was primarily due to an increase in accounts payable and other accrued expenses of $44.9 million, a $5.2 million decrease in accounts receivable, and a $4.6 million decrease in inventories, offset by a $4.6 million increase in other current assets.

     Net cash used in investing activities for the year ended December 30, 2000 of $46.2 million resulted primarily from cash used for capital expenditures and acquisitions (primarily contingent consideration arising from acquisition completed in prior periods) of $29.7 million and $6.8 million, respectively. During the past three years, the Company has invested $97.8 million in the development of new computer systems, and for new and existing operating facilities. In the coming year, the Company expects to invest in excess of $45.0 million in capital projects to modernize and expand its facilities and infrastructure systems, and integrate operations.

     Net cash used in financing activities for the year ended December 30, 2000 of $77.9 million resulted primarily from net debt repayments of $84.5 million, offset primarily by proceeds from the issuance of stock upon exercise of stock options of $6.3 million.

     Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

     The Company's cash and cash equivalents as of December 30, 2000 of $58.4 million consist of bank balances and investments in commercial paper rated AAA by Moody's (or an equivalent rating). These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     The Company entered into an amended revolving credit facility on August 15, 1997 that increased its main credit facility to $150.0 million and extended the facility termination date to August 15, 2002. Borrowings under the credit facility were $10.7 million at December 30, 2000. The Company also has two uncommitted bank lines totaling $30.0 million, none of which had been borrowed against at December 30, 2000. On June 30, 1999 and September 25, 1998, the Company completed private placement transactions under which it issued $130.0 million and $100.0 million, respectively, in Senior Notes, the proceeds of which were used respectively, for the permanent financing of its acquisitions of GIV and The Heiland Group, as well as repaying and retiring a portion of four uncommitted bank lines and to pay down amounts owed under its revolving credit facility. The $130.0 million notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes and bear interest at a rate of 6.66% per annum. Interest is payable semi-annually. Certain of the Company's subsidiaries have credit facilities that totaled $52.3 million at December 30, 2000 under which $4.4 million had been borrowed.

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

      The Company believes that its cash and cash equivalents of $58.4 million as of December 30, 2000, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

ITEM 7A.  Market Risks

     The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

Forward Foreign Currency Contracts

     The value of certain foreign currencies as compared to the U.S. dollar may affect the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges those transactions that, when remeasured according to accounting principles generally accepted in the United States, may impact its statement of operations. From time to time, the Company purchases short-term forward exchange contracts to protect against currency exchange risks associated with the ultimate repayment of intercompany loans due from the Company's international subsidiaries and the payment of merchandise purchases to foreign vendors. As of December 30, 2000, the Company had outstanding foreign currency forward contracts aggregating $58.0 million, of which $51.2 million related to intercompany debt and $6.8 million related to the purchase of merchandise from foreign vendors. The contracts hedge against currency fluctuations of Australian dollars ($0.4 million), Canadian dollars ($13.9 million), Deutsche Mark ($11.9 million), Euro ($0.1 million), French Francs ($9.2 million) British Pounds ($14.2 million), Netherland Guilders ($2.5 million), Swiss Francs ($0.7 million), Belgium Francs ($2.0 million) and Spanish Pesetas ($3.1 million). At December 30, 2000, the Company had net deferred losses from foreign currency forward contracts of approximately $0.4 million. The contracts expire at various dates through 2001.

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of the Company's programs include volatility of the currency markets, and availability of hedging instruments. All currency contracts that are entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although the Company maintains these programs to reduce the impact of changes in currency exchange rates, when the U. S. dollar sustains a strengthening position against currencies in which the Company sells products and services, or a weakening exchange rate against currencies in which the Company incurs costs, the Company's revenues or costs are adversely affected.

Interest Rate Swaps and Cap

     As of December 30, 2000, the Company had approximately $17.8 million outstanding in interest rate swaps. These swaps are used to convert $13.0 million of floating rate debt relating to the Company's revolving credit agreement and $4.8 million relating to a Deutsche Mark floating rate debt of DM10.0 million to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 7.2% for the variable LIBOR rate on $13.0 million and 5.3% fixed interest rate for the variable EURIBOR for the Deutsche Mark loan of the Company's debt. The swaps expire in December 2003, December 2004 and April 2005. Under the interest rate environment during the year ended December 30, 2000, the Company's interest rate swap agreements resulted in additional expense of approximately $0.1 million.

In addition, the Company has an interest rate cap of 5.5% on a Deutsche Mark floating rate debt of DM 6.3 million (approximately $3.0 million).

     The Company is exposed to risk from changes in interest rates from borrowings under certain variable bank credit lines and loan agreements. If the outstanding balance at December 30, 2000 of $46.7 million was the average balance for the following twelve month period and the Company experienced a 1% increase in average interest rates, the interest expense for that period would have increased by $0.5 million. Based upon current economic conditions, the Company does not believe interest rates will increase substantially in the near future. As a result, the Company does not believe it is necessary to hedge its exposure against potential future interest rate increases.

ITEM 8.  Financial Statements and Supplementary Data


                          INDEX TO FINANCIAL STATEMENTS
                       HENRY SCHEIN, INC. AND SUBSIDIARIES



                                                                                                                Page
                                                                                                           ---------------

Report of Independent Certified Public Accountants .....................................................         30

Consolidated Financial Statements:
     Balance Sheets as of December 30, 2000 and December 25, 1999 ......................................         31

      Statements of Operations and Comprehensive Income for the years ended
               December 30, 2000, December 25, 1999 and December 26, 1998 ..............................         32

      Statements of Stockholders' Equity for the years ended December 30, 2000,
               December 25, 1999 and December 26, 1998 .................................................         33

      Statements of Cash Flows for the years ended December 30, 2000,
               December 25, 1999 and December 26, 1998 .................................................         34

      Notes to Consolidated Financial Statements .......................................................         35

Report of Independent Certified Public Accountants .....................................................         63


Schedule II - Valuation and Qualifying Accounts, for the years ended December
              30, 2000, December 25, 1999 and December 26, 1998 ........................................         64


All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of  Directors and Stockholders
Henry Schein, Inc.
Melville, New York

     We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. and Subsidiaries as of December 30, 2000 and December 25, 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. and Subsidiaries at December 30, 2000 and December 25, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

                                                         BDO SEIDMAN, LLP


New York, New York
March 1, 2001

                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                                                     December 30,  December 25,
                                                                                                         2000          1999
                                                                                                     ------------  ------------
                                     ASSETS

Current assets:
     Cash and cash equivalents ..................................................................    $    58,362   $    26,019
     Accounts receivable, less reserves of $27,556 and $20,391, respectively .............               371,668       388,063
     Inventories ................................................................................        276,473       285,590
     Deferred income taxes ......................................................................         21,001        15,520
     Prepaid expenses and other .................................................................         60,900        63,617
                                                                                                     ------------  ------------
          Total current assets ..................................................................        788,404       778,809
Property and equipment, net .....................................................................         94,663        86,627
Goodwill and other intangibles, net .............................................................        292,018       295,113
Investments and other ...........................................................................         55,983        43,553
                                                                                                     ------------  ------------
                                                                                                     $ 1,231,068   $ 1,204,102
                                                                                                     ============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ...........................................................................    $   216,535   $   198,983
     Bank credit lines ..........................................................................          4,390        41,527
     Accruals:
          Salaries and related expenses .........................................................         39,830        31,188
          Merger and integration, and restructuring costs .......................................         13,735        10,093
          Other .................................................................................         84,288        64,710
     Current maturities of long-term debt .......................................................          6,079         3,879
                                                                                                     ------------  ------------
          Total current liabilities .............................................................        364,857       350,380
Long-term debt ..................................................................................        266,224       318,218
Other liabilities ...............................................................................         12,931         9,782
                                                                                                     ------------  ------------
          Total liabilities .....................................................................        644,012       678,380
                                                                                                     ------------  ------------
Minority interest ...............................................................................          7,996         7,855
                                                                                                     ------------  ------------
Commitments and contingencies
Stockholders' equity:

     Common stock, $.01 par value, authorized 120,000,000,
          issued: 41,946,284 and 40,768,306, respectively .......................................            419           407
     Additional paid-in capital .................................................................        373,413       361,757
     Retained earnings ..........................................................................        225,029       167,809
     Treasury stock, at cost, 62,479 shares .....................................................         (1,156)       (1,156)
     Accumulated comprehensive loss .............................................................        (18,179)      (10,359)
     Deferred compensation ......................................................................           (466)         (591)
                                                                                                     ------------  ------------
          Total stockholders' equity ............................................................        579,060       517,867
                                                                                                     ------------  ------------
                                                                                                     $ 1,231,068   $ 1,204,102
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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)

                                                                                                Years Ended
                                                                                   --------------------------------------
                                                                                   December 30, December 25, December 26,
                                                                                       2000         1999         1998
                                                                                   ------------ ------------ ------------

Net sales ...................................................................      $ 2,381,721  $ 2,284,544  $ 1,922,851
Cost of sales ...............................................................        1,733,820    1,675,948    1,399,020
                                                                                   ------------ ------------ ------------
     Gross profit ...........................................................          647,901      608,596      523,831
Operating expenses:
     Selling, general and administrative ....................................          520,288      489,364      427,635
     Merger and integration costs ...........................................              585       13,467       56,666
     Restructuring costs ....................................................           14,439            -            -
                                                                                   ------------ ------------ ------------
          Operating income ..................................................          112,589      105,765       39,530
Other income (expense):
     Interest income ........................................................            6,279        7,777        6,964
     Interest expense .......................................................          (20,409)     (23,593)     (12,050)
     Other - net ............................................................           (1,925)        (166)       1,570
                                                                                   ------------ ------------ ------------
          Income before taxes on income, minority interest and equity
               in earnings (losses) of affiliates ...........................           96,534       89,783       36,014
Taxes on income .............................................................           36,150       35,589       20,325
Minority interest in net income of subsidiaries .............................            1,757        1,690          145
Equity in earnings (losses) of affiliates ...................................           (1,878)      (2,192)         783
                                                                                   ------------ ------------ ------------
Net income ..................................................................      $    56,749  $    50,312  $    16,327
                                                                                   ============ ============ ============

Net income ..................................................................      $    56,749  $    50,312  $    16,327
Other comprehensive income:
     Foreign currency translation adjustment ................................           (7,820)      (8,302)        (448)
                                                                                   ------------ ------------ ------------
Other comprehensive income ..................................................      $    48,929  $    42,010  $    15,879
                                                                                   ============ ============ ============

Net income per common share:
     Basic ..................................................................      $      1.38  $      1.24  $      0.42
                                                                                   ============ ============ ============
     Diluted ................................................................      $      1.35  $      1.21  $      0.39
                                                                                   ============ ============ ============
Weighted average common shares outstanding:
     Basic ..................................................................           41,244       40,585       39,305
     Diluted ................................................................           42,007       41,438       41,549
Pro forma:
     Historical net income ..................................................                                $    16,327
     Pro forma adjustment:
          Elimination of deferred tax benefit arising from conversion of
               an acquisition from S Corporation to a C Corporation ....                                          (2,000)
          Income tax expense related to acquired
               S Corporation ................................................                                       (579)
                                                                                                             ------------
Pro forma net income ........................................................                                $    13,748
                                                                                                             ============
Pro forma net income per common share:
     Basic ..................................................................                                $      0.35
                                                                                                             ============
     Diluted ................................................................                                $      0.33
                                                                                                             ============

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                    Common Stock
                                                                  $.01 Par Value       Additional
                                                              ----------------------    Paid-in      Retained       Treasury
                                                               Shares       Amount      Capital      Earnings        Stock
                                                              ----------- ----------  -----------   ----------    -----------
Balance, December 27, 1997 ................................   38,120,572   $     381  $   328,644   $   99,588    $    (1,156)
Retained earnings of three companies aquired under the
   pooling of interests method, not deemed material
   individually or in the aggregate .......................           --          --           --        5,161             --
Net income ................................................           --          --           --       16,327             --
Dividends paid by pooled companies ........................           --          --           --       (2,012)            --
Shares issued for acquisitions ............................    1,124,469          11        2,110           --             --
Shares issued to ESOP trust ...............................       34,720          __        1,311           --             --
Amortization of restricted stock ..........................           --          --           --           --             --
Accumulated comprehensive loss ............................           --          --           --           --             --
Shares issued upon exercise of stock options by employees,
        including tax benefit of $5,098 ...................      971,175          10       16,054           --             --
                                                              ----------- ----------  -----------   -----------   ------------
Balance, December 26, 1998 ................................   40,250,936         402      348,119      119,064         (1,156)
Deficit of one company aquired under the
   pooling of interests method, not deemed material                   --          --           --       (1,567)            --
Net income ................................................           --          --           --       50,312             --
Shares issued for acquisitions ............................      189,833           2        1,900           --             --
Shares issued to ESOP trust ...............................      101,233           1        1,766           --             --
Amortization of restricted stock ..........................           --          --           --           --             --
Accumulated comprehensive loss ............................           --          --           --           --             --
Shares issued upon exercise of stock options by employees,
        including tax benefit of $5,974 ...................      226,304           2        9,972           --             --
                                                              ----------- ----------  -----------   -----------   ------------
Balance, December 25, 1999 ................................   40,768,306         407      361,757      167,809         (1,156)
Retained earnings of one company aquired under the
   pooling of interests method, not deemed material                   --          --           --          471             --
Net income ................................................           --          --           --       56,749             --
Shares issued for acquisitions ............................      465,480           5          423           --             --
Shares issued to ESOP trust ...............................      121,253           1        2,192           --             --
Amortization of restricted stock ..........................           --          --           --           --             --
Accumulated comprehensive loss ............................           --          --           --           --             --
Shares issued upon exercise of stock options by employees,
        including tax benefit of $2,758 ...................      591,245           6        9,041           --             --
                                                              -----------------------------------------------------------------
Balance, December 30, 2000 ................................   41,946,284   $     419  $   373,413      225,029    $    (1,156)
                                                              =================================================================




                                                               Accumulated                    Total
                                                              Comprehensive    Deferred    Stockholders
                                                                  Loss      Compensation     Equity
                                                               ----------    -----------   ----------
Balance, December 27, 1997 ................................    $   (1,609)   $    (1,625)  $  424,223
Retained earnings of three companies aquired under the
   pooling of interests method, not deemed material
   individually or in the aggregate .......................            --             --        5,161
Net income ................................................            --             --       16,327
Dividends paid by pooled companies ........................            --             --       (2,012)
Shares issued for acquisitions ............................            --             --        2,121
Shares issued to ESOP trust ...............................            --             --        1,311
Amortization of restricted stock ..........................            --            287          287
Accumulated comprehensive loss ............................          (448)            --         (448)
Shares issued upon exercise of stock options by employees,
        including tax benefit of $5,098 ...................            --             --       16,064
                                                               ----------    ------------  ----------
Balance, December 26, 1998 ................................        (2,057)        (1,338)     463,034
Deficit of one company aquired under the
   pooling of interests method, not deemed material                    --             --       (1,567)
Net income ................................................            --             --       50,312
Shares issued for acquisitions ............................            --             --        1,902
Shares issued to ESOP trust ...............................            --             --        1,767
Amortization of restricted stock ..........................            --            747          747
Accumulated comprehensive loss ............................        (8,302)            --       (8,302)
Shares issued upon exercise of stock options by employees,
        including tax benefit of $5,974 ...................            --             --        9,974
                                                               ----------    ------------  ----------
Balance, December 25, 1999 ................................       (10,359)          (591)     517,867
Retained earnings of one company aquired under the
   pooling of interests method, not deemed material                    --             --          471
Net income ................................................            --             --       56,749
Shares issued for acquisitions ............................            --             --          428
Shares issued to ESOP trust ...............................            --             --        2,193
Amortization of restricted stock ..........................            --            125          125
Accumulated comprehensive loss ............................        (7,820)            --       (7,820)
Shares issued upon exercise of stock options by employees,
        including tax benefit of $2,758 ...................            --             --        9,047
                                                              ----------------------------------------
Balance, December 30, 2000 ................................       (18,179)   $      (466)   $ 579,060
                                                              ========================================


           See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                    Years ended
                                                                                 --------------------------------------------------
                                                                                   December 30,     December 25,     December 26,
                                                                                      2000             1999             1998
                                                                                 ---------------- ---------------- ----------------

Cash flows from operating activities:
     Net income                                                                  $        56,749  $        50,312  $        16,327
     Adjustments to reconcile net income to net cash provided
          by operating activities:
          Depreciation and amortization ...................................               33,762           28,273           19,984
          Provision for losses and allowances on accounts receivable .....                 7,165              255            4,379
          Stock issued to ESOP trust ......................................                2,193            1,767            1,311
          Provision (benefit) for deferred income taxes ...................               (1,335)              13              185
          Write-off of equipment and intangibles ..........................                  464              415           13,500
          Undistributed (earnings) losses of affiliates ...................                1,878            2,192             (783)
          Minority interest in net income of subsidiaries .................                1,757            1,690              145
          Other ...........................................................                  237             (129)             178
     Changes in operating assets and liabilities
          (net of purchase acquisitions):
          Decrease (increase) in accounts receivable ......................                5,186          (22,258)         (48,947)
          Decrease (increase) in inventories ..............................                4,630           12,102          (34,533)
          (Increase) decrease in other current assets .....................               (4,628)           6,786          (12,143)
          Increase (decrease) in accounts payable and accruals ............               44,936          (24,925)          43,090
                                                                                 ---------------- ---------------- ----------------
Net cash provided by  operating activities ................................              152,994           56,493            2,693
                                                                                 ---------------- ---------------- ----------------

Cash flows from investing activities:
     Capital expenditures .................................................              (29,743)         (34,549)         (33,521)
     Business acquisitions, net of cash acquired
           of $0, $11,092, and $0 .........................................               (6,838)        (132,552)         (13,883)
     Proceeds from sale of fixed assets ...................................                    -            8,583            8,121
     Other ................................................................               (9,645)          (5,557)          (9,416)
                                                                                 ---------------- ---------------- ----------------
Net cash used in investing activities .....................................              (46,226)        (164,075)         (48,699)
                                                                                 ---------------- ---------------- ----------------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt .............................                    -          131,211          129,717
     Principal payments on long-term debt .................................               (5,147)         (14,873)         (49,192)
     Proceeds from issuance of stock upon exercise
         of stock options by employees ....................................                6,283            3,998           10,956
     Proceeds from borrowing from banks ...................................                9,714          139,924          112,344
     Payments on borrowings from banks ....................................              (89,047)        (146,877)        (139,503)
     Distributions to stockholders ........................................                    -                -           (2,012)
     Other ................................................................                  346               40              105
                                                                                 ---------------- ---------------- ----------------
Net cash (used in) provided by financing activities .......................              (77,851)         113,423           62,415
                                                                                 ---------------- ---------------- ----------------
Net increase in cash and cash equivalents .................................               28,917            5,841           16,409
Effect of exchange rate changes on cash and cash equivalents ..............                3,426           (8,044)               -
                                                                                 ---------------- ---------------- ----------------
Cash and cash equivalents, beginning of year ..............................               26,019           28,222           11,813
                                                                                 ---------------- ---------------- ----------------
Cash and cash equivalents, end of year ....................................      $        58,362  $        26,019  $        28,222
                                                                                 ================ ================ ================



           See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (In thousands, except share data)


Note 1--Significant Accounting Policies

Principles of Consolidation

     The consolidated financial statements include the accounts of Henry Schein, Inc. and all of its wholly owned and majority-owned subsidiaries (collectively the "Company"). Investments in unconsolidated affiliates, which are greater than 20% and less than or equal to 50% owned, are accounted for under the equity method. All intercompany accounts and transactions are eliminated in consolidation.

      The consolidated financial statements reflect, for all periods presented, the adoption of the classification requirements pursuant to Emerging Issues Task Force ("EITF") 00-10, Accounting for Shipping and Handling Fees and Costs, EITF 00-14, Accounting for Certain Sales Incentives, and EITF 00-22, Accounting for "Points" and Certain Other Time Based or Volume Based Sales Incentive Offers, and Offers for Free Products to be Delivered in the Future, which were effective in the Company's fourth quarter of 2000. Accordingly, the Company reclassified certain costs for the periods presented (including the quarterly information included in Note 16) for freight incurred on delivered merchandise, merchandise and other products provided to customers pursuant to promotional incentive programs and other costs which were historically included in "Selling, general and administrative" expenses to "Cost of sales". In addition, the Company reclassified to "Net sales" income from freight charged to customers, and the cost of rebates and refunds provided to customers pursuant to promotional incentive programs, which were historically included in "Selling, general and administrative" expenses.

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

Fiscal Year

     The Company reports its operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The fiscal year ended December 30, 2000 consisted of 53 weeks. The fiscal years ended December 25, 1999 and December 26, 1998 consisted of 52 weeks.

Revenue Recognition

     Sales are recorded when products are shipped or services are rendered to customers, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Revenues derived from post contract customer support for practice management software is deferred and recognized ratably over the period in which the support is to be provided, generally one-year. Revenues from freight charged to customers are recognized when products are shipped. Provisions for discounts, rebates to customers, customer returns and other adjustments are provided for in the period the related sales are recorded.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 1--Significant Accounting Policies-(Continued)

Direct Handling Fees

     Direct handling fees, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to the Company's customers are reflected in "Selling, general and administrative" expenses. These costs were approximately $17,700, $15,700 and $15,000 for the years ended 2000, 1999 and 1998, respectively.

Inventories

     Inventories consist substantially of finished goods and are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

Property and Equipment and Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

                                                           Years
                                                         ---------
             Buildings and improvements .............           40
             Machinery and warehouse equipment ......         5-10
             Furniture, fixtures and other ..........         3-10
             Computer equipment and software ........          5-8


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

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents. The Company has determined that the effect of foreign exchange rate changes on cash flows was not material for the year ended December 26, 1998.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 1--Significant Accounting Policies-(Continued)

Foreign Currency Translation and Transactions

     The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated comprehensive loss account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings, except for certain hedging transactions (see New Accounting Pronouncements).

Financial Instruments

     The Company uses forward exchange contracts to hedge certain firm commitments denominated in foreign currencies. Gains and losses on these positions are deferred until the transaction is completed.

     In order to manage interest rate exposure, the Company has entered into interest rate swap and cap agreements to exchange variable rate debt into fixed rate debt without the exchange of the underlying principal amounts. Net payments or receipts under the agreements are recorded as adjustments to interest expense.

     The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for bank credit lines and long-term debt approximates fair value because certain of the underlying instruments are at variable rates, which are repriced frequently. The remaining portion of long-term debt approximates fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.

Acquisitions

     The net assets of businesses purchased are recorded at their fair value at the acquisition date and the consolidated financial statements include their operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is included in goodwill and is amortized on a straight-line basis over periods not exceeding 30 years. Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over periods typically not exceeding three years from the date of acquisition. The Company's policy is to record a liability and adjust the acquisition price for such amounts when it becomes probable that targets will be met.

Long-Lived Assets

     Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets will be written down to fair value. In connection with certain acquisitions, the Company determined in 1999 and 1998, respectively, that certain long-lived assets had been impaired (see Note 6). No impairment losses have been deemed necessary for the year ended December 30, 2000.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 1--Significant Accounting Policies--(Continued)

Stock-Based Compensation

     The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation."

Earnings Per Share

     Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

Comprehensive Income

     Comprehensive income refers to revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income is comprised of foreign currency translation adjustments.

Reclassifications

Certain amounts as previously reported have been reclassified to conform to current year classifications (see Principles of Consolidation).

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 ("FAS 133"), "Accounting for Derivative Instruments and Hedging Activities." FAS 133 is required for transactions entered into by the Company after December 30, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of the hedge transaction and the type of hedge transaction. The ineffective portion of all hedges will be recognized in earnings.

     In June 2000, the FASB issued Statement of Financial Accounting Standards No. 138 ("FAS 138"), "Accounting for Certain Derivative Instruments and Certain Hedging Activities" which amended FAS 133. The amendments in FAS 138 address certain implementation issues and relate to such matters as the normal purchases and normal sales exception, the definition of interest rate risk, hedging recognized foreign currency denominated assets and liabilities, and intercompany derivatives.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 1--Significant Accounting Policies--(Continued)

     Effective December 31, 2000, the Company will adopt FAS 133 and FAS 138. The initial impact of adoption on the Company's financial statements will be recorded in the first quarter of 2001 and will not be material. The ongoing effect of adoption on the Company's consolidated financial statements will be determined each quarter by several factors, including the specific hedging instruments in place and their relationships to hedged items, as well as market conditions at the end of each period.

Note 2--Earnings Per Share

     A reconciliation of shares used in calculating basic and diluted earnings per share follows (in thousands):

                                                                         Years ended
                                        -------------------------------------------------------------------------------
                                            December 30, 2000          December 25, 1999          December 26, 1998
                                        -------------------------  -------------------------  -------------------------
Basic ...............................                    41,244                     40,585                     39,305
Effect of assumed conversion of
     employee stock options .........                       763                        853                      2,244
                                        -------------------------  -------------------------  -------------------------
Diluted .............................                    42,007                     41,438                     41,549
                                        =========================  =========================  =========================


     Options to purchase approximately 3,011,000, 2,485,000 and 772,000 shares of common stock at prices ranging from $19.73 to $46.00, $24.56 to $46.00 and $39.88 to $46.00 per share were outstanding during portions of 2000, 1999, and 1998, respectively, but were not included in the computation of diluted earnings per share for each of the respective years because the options' exercise prices exceeded the fair market value of the Company's common stock.

Note 3--Property and Equipment, Net

     Major classes of property and equipment consist of the following:

                                                                  December 30,      December 25,
                                                                     2000               1999
                                                               -----------------  -----------------
Land ................................................          $          1,257   $          1,257
Buildings and leasehold improvements ................                    42,744             37,543
Machinery and warehouse equipment ...................                    21,909             24,117
Furniture, fixtures and other .......................                    24,888             25,430
Computer equipment and software .....................                    76,999             58,982
                                                               -----------------  -----------------
                                                                        167,797            147,329
Less accumulated depreciation and amortization ......                    73,134             60,702
                                                               -----------------  -----------------
Net property and equipment ..........................          $         94,663   $         86,627
                                                               =================  =================


     The net book value of equipment held under capital leases amounted to approximately $2,165 and $2,541 as of December 30, 2000 and December 25, 1999, respectively (See Note 14(b)).

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 4--Goodwill and Other Intangibles, Net

     Goodwill and other intangibles consist of the following:

                                               Estimated Lives             December 30, 2000      December 25, 1999
                                           -------------------------    ----------------------  ---------------------
Goodwill ................................         30 years              $             319,625   $            314,353
Other ...................................        3- 5 years                            16,812                 12,116
                                                                        ----------------------  ---------------------
                                                                                      336,437                326,469
Less accumulated amortization ...........                                              44,419                 31,356
                                                                        ----------------------  --------------------
                                                                        $             292,018   $            295,113
                                                                        ======================  =====================


     Goodwill represents the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired. During 2000, the increase in goodwill was primarily due to additional purchase price consideration for a prior year acquisition. Other intangibles include covenants not-to-compete, computer programming costs, customer lists and deferred acquisition costs.

Note 5--Investments and Other

      Investments and other consist of:

                                                                  December 30,      December 25,
                                                                     2000               1999
                                                               -----------------  -----------------
Investments in unconsolidated affiliates ...................   $          4,791   $         12,852
Long-term notes receivables(1) .............................             39,028             19,770
Other ......................................................             12,164             10,931
                                                               -----------------  -----------------
                                                               $         55,983   $         43,553
                                                               =================  =================

--------------------
(1) Long-term notes receivables include various notes due arising from the sale of certain businesses of approximately $21,700.

     The Company's investments are predominately 50% owned unconsolidated affiliates consisting of various companies involved in the healthcare distribution business. In the fourth quarter of fiscal 2000, the Company sold its 50% interest in HS Pharmaceutical Inc. ("HS Pharmaceutical"), a manufacturer and distributor of generic pharmaceuticals, which resulted in a non-recurring net loss of $1,925 which is included in "Equity in earnings (losses) of affiliates".

      As of December 30, 2000, the Company's investments in unconsolidated affiliates were $1,933 more than the Company's proportionate share of the underlying equity of these affiliates. This amount, which has been treated as goodwill, is being amortized over 30 years and charged to Equity in earnings (losses) of affiliates. As of December 30, 2000, approximately $2,706 of the Company's retained earnings represented undistributed earnings of affiliates. Combined financial data for substantially all of these companies are as follows:

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 5--Investments and Other-(Continued)

                                                December 30, 2000          December 25, 1999
                                            ------------------------   ------------------------
Current assets ....................           $              30,789      $             46,233
Total assets ......................                          33,563                    71,619
Liabilities .......................                          28,451                    56,154
Stockholders' equity ..............                           5,112                    15,465


                                                                 Years ended
                                                   --------------------------------------------------------------------
                                                     December 30, 2000       December 25, 1999       December 26, 1998
                                                   ---------------------   ---------------------   ---------------------
Net sales ..................................          $         86,536        $        112,746        $        114,788
Operating income (loss) ....................                     2,559                  (3,530)                  2,589
Net income (loss) ..........................                       860                  (5,230)                    541


Note 6--Business Acquisitions

     During the year ended December 30, 2000, the Company completed the acquisition of two healthcare distribution and one technology business, none of which were considered material either individually or in the aggregate. Of the three completed acquisitions, two were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The Company issued 465,480 shares of its Common Stock, with an aggregate value of approximately $7,900 in connection with the pooling transaction. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transaction was not material and accordingly prior period financial statements have not been restated. Results of the acquired company have been included in the consolidated financial statements from the beginning of the second quarter of 2000.

     In 1999, the Company completed the acquisition of eight healthcare distribution and one technology business, the most significant of which were transactions accounted for under the purchase method of accounting; General Injectables and Vaccines, Inc. ("GIV") through the purchase of all of the outstanding common stock of Biological and Popular Culture, Inc., (on December 30, 1998) a leading independent direct marketer of vaccines and other injectables to office based practitioners throughout the United States; and the Heiland Group GmbH ("Heiland"), (on December 31, 1998), the largest direct marketer of healthcare supplies to the medical, dental, and veterinarian office-based practitioners, in Germany.

     GIV and Heiland had 1998 net sales of approximately $120,000 and $130,000, respectively. The purchase price and resultant goodwill, which is being amortized over 30 years, for these acquisitions was approximately $65,000 and $47,400, and $60,400 and $55,800, respectively (see Note 9 (a)). The acquisition agreements for GIV and Heiland provide for additional cash consideration of up to $20,000 per year through 2004, not to exceed $75,000 in total, and $3,900 per year through 2001, respectively to be paid if certain sales and profitability targets are met. The GIV acquisition agreement also provided for additional cash consideration of $4,125 based upon sales of new products, as defined; of which $1,238 was paid during fiscal 2000.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 6--Business Acquisitions-(Continued)

     Additionally, during 1999, the Company acquired six other companies, which had total sales in 1998 of approximately $74,000, that were accounted for under the purchase method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the financial statements commencing with the acquisition dates. The total purchase price of the six companies acquired was approximately, $11,800 and the resulting goodwill of $8,266 is being amortized over 30 years. The Company also acquired one company, which is being accounted for under the pooling of interests method of accounting, which was not material. In connection with this acquisition, the Company issued 189,833 shares of its Common Stock with an aggregate market value of $6,400. The pooling transaction was not material and accordingly prior period financial statements have not been restated. Results of the pooling transaction acquisition have been included in the consolidated financial statements from the beginning of the quarter in which the acquisition occurred.

     In 1998, the Company completed the acquisition of five healthcare distribution businesses, the most significant of which was a transaction accounted for under the pooling of interests method of accounting , H. Meer Dental Supply Co., Inc, ("Meer") a distributor of consumable dental supplies. The historical financial statements were restated to give retroactive effect to the Meer transaction.

     Pursuant to the respective merger agreement for Meer, which was completed on August 14, 1998, the Company issued approximately 2,974,000 shares of its Common Stock with aggregate market values (on their respective closing dates) of approximately $132,700. Prior to its acquisition by the Company, Meer elected to be taxed as an S Corporation under the Internal Revenue Code. Accordingly, the current taxable income or loss of Meer was attributable to its shareholders. Since its acquisition, Meer has been taxed as a regular corporation. For the year ended December 26, 1998, pro forma adjustments have been made to the restated statements of operations to reflect the income tax provisions and recoveries that would have been provided for had Meer been subject to income taxes in prior years.

     Additionally, during 1998, the Company acquired four other businesses with aggregate net sales for 1997 of approximately $85,000, three of which were accounted for under the pooling of interests method of accounting, with the remaining acquisition of a 50.1% ownership interest being accounted for under the purchase method of accounting. The total amount of cash paid (for the purchased business) and the value of the Company's Common Stock issued in connection with three of these acquisitions was approximately $6,800 and approximately $18,400, respectively. In connection with one of the pooling acquisitions, the Company issued shares of a subsidiary, with rights equivalent to those of the Company's Common Stock, which are exchangeable into 603,500 shares of the Company's Common Stock, at each shareholders' option, and had an aggregate value of approximately $24,000. In connection with the other two pooling acquisitions, the Company issued approximately 347,000 and 121,000 shares of its Common Stock. The three pooling transactions were not material individually or in the aggregate, and their results were included in the consolidated financial statements from the beginning of the quarter in which the acquisitions occurred. Results of operations of the business acquisition accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition date.

     Summarized unaudited pro forma results of operations for the acquisitions completed during fiscal 2000 and 1999, which were accounted for under the purchase method of accounting, are not presented as the impact of reflecting the Company's results of operations which assumed the acquisitions occurred as of the beginning of the fiscal 2000 and 1999, respectively, is not material.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 6--Business Acquisitions-(Continued)

     The Company incurred certain direct costs in connection with the aforementioned acquisitions accounted for under the pooling of interests method of accounting and the integration of these and certain other acquired businesses into the Company's infrastructure. These costs, which have been classified as merger and integration costs are as follows:

                                                                                                Years ended
                                                                       -------------------------------------------------------------
                                                                        December 30, 2000    December 25, 1999    December 26, 1998
                                                                       -------------------  -------------------  -------------------
Direct transaction / merger costs (1) ................................  $             585    $           4,032    $           7,100
                                                                       -------------------  -------------------  -------------------

Integration costs:
     Severance and other direct costs ................................                  -                3,437               12,366
     Costs associated with the closure of distribution centers (2) ...                  -                5,583               15,400
     Long-lived asset write-off and impairment (3) ...................                  -                  415               13,500
     Signing bonuses (4) .............................................                  -                    -                8,300
                                                                       -------------------  -------------------  -------------------
          Total integration costs ....................................                  -                9,435               49,566
                                                                       -------------------  -------------------  -------------------
     Total merger and integration costs ..............................  $             585    $          13,467    $          56,666
                                                                       ===================  ===================  ===================

-----------------------------------------------------------------------


(1) Primarily investment banking and professional fees, including $3,533 related to Meer in 1999 (primarily legal fees resulting from the acquisition).

(2)  Primarily rent and consulting fees.

(3) Consists of write-offs of duplicate management information systems, other assets and goodwill of $3,724 in 1998.

(4) Signing bonuses and stay pay packages to sales force and certain senior management directly related to the mergers.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 6--Business Acquisitions-(Continued)

     The following table shows the activity in the merger and integration accruals:


                                                          Balance at                                               Applied Against
                                                      Beginning of Year       Provision            Payments       Long-Lived Assets
                                                     ------------------- ------------------- ------------------- -------------------

Year ended December 26, 1998:
     Severance and other direct costs ...........     $           6,871   $          12,366   $         (11,294)  $               -
     Direct transaction and other
           integration costs ....................                10,185              44,300             (31,185)             (9,251)
                                                     ------------------- ------------------- ------------------- -------------------
                                                      $          17,056   $          56,666   $         (42,479)  $          (9,251)
                                                     =================== =================== =================== ===================

Year ended December 25, 1999:
     Severance and other direct costs ...........     $           7,943   $           4,721   $          (9,686)  $               -
     Direct transaction and other
           integration costs ....................                14,049               8,340              (9,156)             (6,524)
                                                     ------------------- ------------------- ------------------- -------------------
                                                      $          21,992   $          13,061   $         (18,842)  $          (6,524)
                                                     =================== =================== =================== ===================

Year ended December 30, 2000:
     Severance and other direct costs ...........     $           1,694   $               -   $            (947)  $               -
     Direct transaction and other
           integration costs ....................                 8,399                 585              (4,844)                  -
                                                     ------------------- ------------------- ------------------- -------------------
                                                      $          10,093   $             585   $          (5,791)  $               -
                                                     =================== =================== =================== ===================

                                                       Adjustments to       Balance at
                                                     Reflect Actual Cost    End of Year
                                                     ------------------- -------------------

Year ended December 26, 1998:
     Severance and other direct costs ...........     $               -   $           7,943
     Direct transaction and other
           integration costs ....................                     -              14,049
                                                     ------------------- -------------------
                                                      $               -   $          21,992
                                                     =================== ===================

Year ended December 25, 1999:
     Severance and other direct costs ...........     $          (1,284)  $           1,694
     Direct transaction and other
           integration costs ....................                 1,690               8,399
                                                     ------------------- -------------------
                                                      $             406   $          10,093
                                                     =================== ===================

Year ended December 30, 2000:
     Severance and other direct costs ...........     $               -   $             747
     Direct transaction and other
           integration costs ....................                     -               4,140
                                                     ------------------- -------------------
                                                      $               -   $           4,887
                                                     =================== ===================

--------------------

(1) To reflect specific write-offs relating to amounts previously provided.

     As a result of the acquisitions and integration of these and certain other businesses into the Company's infrastructure, 870 employees were terminated though December 30, 2000. Of the 870 terminated employees, 502 received severance payments during 1998, 206 received severance during 1999, 37 received severance during 2000 and 11 were owed severance at December 30, 2000.

Note 7--Plan of Restructuring

     On August 1, 2000, the Company announced a comprehensive restructuring plan designed to improve customer service and increase profitability by maximizing the efficiency of the Company's infrastructure. In addition to closing or downsizing certain facilities, this world-wide initiative included the elimination of approximately 300 positions, including open positions, or about 5% of the total workforce, throughout all levels within the organization.

     For the year ended December 30, 2000, the Company has incurred one-time restructuring costs of approximately $14,439 ($9,270 after taxes), consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 7--Plan of Restructuring-(Continued)

    The following table shows amounts expensed and paid for restructuring costs that were incurred and accrued in 2000:

                                                                                                    Balance at
                                                       Provision              Payments           December 30, 2000
                                                 ---------------------  ---------------------  ---------------------

Severance costs (1) .........................     $             7,198    $             3,191    $             4,007
Facility closing costs (2) ..................                   4,406                    722                  3,684
Other professional and consulting costs .....                   2,835                  1,678                  1,157
                                                 ---------------------  ---------------------  ---------------------
                                                  $            14,439    $             5,591    $             8,848
                                                 =====================  =====================  =====================

--------------------
(1) Represents salaries and related benefits for employees separated from the Company.

(2) Represents costs associated with the closing of certain equipment branches (primarily lease termination costs) and property and equipment write-offs.


     For the year ended December 30, 2000, 284 employees separated from the Company and received severance, and 104 were owed severance pay and benefits at December 30, 2000. These employees were from nearly all functional areas of the Company's operations.

Note 8--Bank Credit Lines

     At December 30, 2000, certain subsidiaries of the Company had available various short-term bank credit lines totaling approximately $52,343, expiring through June 2004. Borrowings of $4,390 under these credit lines, bear interest rates ranging from 4.25% to 8.0%, and were collateralized by accounts receivable, inventory and property and equipment with an aggregate net book value of $74,642 at December 30, 2000.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 9--Long-Term Debt

     Long-term debt consists of:


                                                                                     December 30, 2000      December 25, 1999
                                                                                    --------------------   --------------------
Private Placement Loans (a) ....................................................     $          230,000     $          230,000
Borrowings under Revolving Credit Agreement (b) ................................                 10,660                 53,664
Notes payable for business acquisitions (c) ....................................                  1,984                  2,436
Notes payable to banks, interest at 5.98% to 7.00%,
     payable in quarterly installments ranging from $59 to $62 through 2019, semi-annual installments of $952 through 2003 and a lump sum payment of
     $5,709 on January 1, 2002 secured by inventory and accounts receivable in
     the amount of $32,579 at December 30,2000 .................................                 21,517                 25,208
Various loans payable with interest, in varying
     installments through 2007, uncollateralized ...............................                  5,682                  7,338
Capital lease obligations in various installments through
     fiscal 2010; interest at 6.0% to 10.0% or varies with
     prime rate (see Note 14 b) ................................................                  2,460                  3,451
                                                                                    --------------------   --------------------
Total ..........................................................................                272,303                322,097
Less current maturities ........................................................                  6,079                  3,879
                                                                                    --------------------   --------------------
Total long-term debt ...........................................................     $          266,224     $          318,218
                                                                                    ====================   ====================



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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 9--Long-Term Debt--(Continued)

(b) Revolving Credit Agreement

     On August 15, 1997, the Company entered into an amended revolving credit agreement which, among other things, increased the maximum available borrowings to $150,000 from $100,000 and extended the term of the agreement to August 15, 2002. The interest rate on any borrowings under the agreement is based on prime, or LIBOR, as defined in the agreement, which were 9.50%, and 6.40%, respectively, at December 30, 2000. The borrowings outstanding at December 30, 2000 bear an interest rate of 7.07%. The agreement provides for a sliding scale fee ranging from 0.1% to 0.3%, based upon certain financial ratios, on any unused portion of the commitment. The agreement also provides, among other things, that the Company will maintain, on a consolidated basis, as defined, a minimum tangible net worth, current, cash flow, and interest coverage ratios, a maximum leverage ratio, and contains restrictions relating to annual dividends in excess of $500, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, capital expenditures, certain changes in ownership and employee and shareholder loans.

(c) Notes Payable for Business Acquisitions

     In May 1997, a subsidiary of the Company entered into a term loan for $8,299 to acquire the remaining minority interests of a foreign subsidiary. The loan is denominated in British Pounds, and interest is payable quarterly at 5.5%. In 1998, the Company paid $4,478 and the remaining amount due was paid during 1999.

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

     As of December 30, 2000, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 2001 - $6,079; 2002 - $13,010; 2003 - $12,591; 2004 - $1,011; 2005 - $934.

Note 10--Taxes on Income

     Taxes on income are based on income before taxes on income, minority interest and equity in earnings (losses) of affiliates as follows:


                                                     Years ended
                        -------------------------------------------------------------------
                          December 30, 2000      December 25, 1999      December 26, 1998
                        ---------------------  ---------------------  ---------------------
Domestic ...........     $           102,777    $            84,877    $            31,959
Foreign ............                  (6,243)                 4,906                  4,055
                        ---------------------  ---------------------  ---------------------
     Total .........     $            96,534    $            89,783    $            36,014
                        =====================  =====================  =====================

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 10--Taxes on Income--(Continued)

     The provision for taxes on income was as follows:

                                                                                     Years ended
                                                       -------------------------------------------------------------------------
                                                          December 30, 2000        December 25, 1999       December 26, 1998
                                                       -----------------------  -----------------------  -----------------------
Current tax expense:
     U.S. Federal ..................................    $              33,989    $              28,137    $              15,339
     State and local ...............................                    2,882                    5,579                    1,412
     Foreign .......................................                      614                    1,860                    3,389
                                                       -----------------------  -----------------------  -----------------------
          Total current ............................                   37,485                   35,576                   20,140
                                                       -----------------------  -----------------------  -----------------------

Deferred tax expense (benefit):
     U.S. Federal ..................................                   (1,046)                     954                      657
     State and local ...............................                       90                   (1,338)                     304
     Foreign .......................................                     (379)                     397                     (776)
                                                       -----------------------  -----------------------  -----------------------
          Total deferred ...........................                   (1,335)                      13                      185
                                                       -----------------------  -----------------------  -----------------------
          Total provision ..........................    $              36,150    $              35,589    $              20,325
                                                       =======================  =======================  =======================



     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                             December 30, 2000        December 25, 1999
                                                                          ------------------------ ------------------------
Current deferred tax assets:
     Inventory, premium coupon redemptions and accounts receivable
          valuation allowances ......................................      $               11,824   $                8,062
     Uniform capitalization adjustments to inventories ..............                       3,750                    3,979
     Other accrued liabilities ......................................                       5,427                    3,479
                                                                          ------------------------ ------------------------
          Total current deferred tax asset ..........................                      21,001                   15,520
                                                                          ------------------------ ------------------------

Non-current deferred tax asset (liability):
     Property and equipment .........................................                      (8,459)                  (4,659)
     Provision for other long-term liabilities ......................                      (3,001)                  (2,769)
     Net operating loss carryforward ................................                         156                       91
     Net operating losses of foreign subsidiaries ...................                       2,863                    3,672
                                                                          ------------------------ ------------------------
          Total non-current deferred tax liability ..................                      (8,441)                  (3,665)
          Valuation allowance for non-current deferred tax assets ...                      (2,686)                  (3,697)
                                                                          ------------------------ ------------------------
     Net non-current deferred tax liabilities .......................                     (11,127)                  (7,362)
                                                                          ------------------------ ------------------------
Net deferred tax asset ..............................................      $                9,874   $                8,158
                                                                          ======================== ========================


     The net deferred tax asset is realizable as the Company has sufficient taxable income in prior years to realize the tax benefit for deductible temporary differences. The non-current deferred liability is included in "Other liabilities" on the Consolidated Balance Sheets.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 10--Taxes on Income--(Continued)

     At December 30, 2000, the Company has net operating loss carryforwards for Federal income tax purposes of $389, which are available to offset future Federal taxable income through 2010. Foreign net operating losses totaled $8,009 at December 30, 2000. Such losses can be utilized against future foreign income. These losses expire between 2001 and 2006, with $1,500 expiring in 2001.

     The tax provisions differ from the amount computed using the Federal statutory income tax rate as follows:


                                                                                      Years ended
                                                         -------------------------------------------------------------------------
                                                            December 30, 2000        December 25, 1999        December 26, 1998
                                                         -----------------------  -----------------------  -----------------------
Provision at Federal statutory rate ...................   $              33,785    $              31,425    $              12,741
State income taxes, net of Federal income tax effect ..                   1,874                    2,757                    1,109
Net foreign  losses for which no tax  benefits
    are available .....................................                   1,009                      196                      386
Foreign income taxed at other than the Federal
     statutory rate ...................................                     448                       38                       17
Reduction in valuation allowance ......................                  (1,011)                       -                        -
Deferred tax benefit arising from termination of
      S Corporation election of an acquired company ...                       -                        -                   (2,000)
Tax effect of  S Corporation ..........................                       -                        -                     (579)
Non-deductible merger and integration costs ...........                     205                    1,329                    8,814
Other .................................................                    (160)                    (156)                    (163)
                                                         -----------------------  -----------------------  -----------------------
Income tax provision ..................................   $              36,150    $              35,589    $              20,325
                                                         =======================  =======================  =======================



     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 30, 2000, the cumulative amount of reinvested earnings was approximately $3,951.

Note 11--Financial Instruments and Credit Risk Concentrations

(a) Financial Instruments

     To reduce its exposure to fluctuations in foreign currencies and interest rates, the Company is party to foreign currency forward contracts, interest rate swaps and an interest rate cap, with major financial institutions.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 11--Financial Instruments and Credit Risk Concentrations--(Continued)

     As of December 30, 2000, the Company had outstanding foreign currency forward contracts aggregating $57,996 of which $51,203 related to intercompany debt and $6,793 related to the purchase and sale of merchandise from foreign vendors. The contracts hedge against currency fluctuations of Australian dollars ($391), Canadian dollars ($13,930), Deutsche Mark ($11,974), Euro ($65), French Francs ($9,166) British Pounds ($14,235), Netherland Guilders ($2,517), Swiss Francs ($686), Belgium Francs ($1,982) and Spanish Pesetas ($3,050) At December 30, 2000, the Company had net deferred gains from foreign currency forward contracts of $416. The contracts expire at various dates through 2001.

     As of December 30, 2000, the Company had approximately $17,800 outstanding in interest rate swaps. These swaps are used to convert $13,000 of floating rate debt relating to the Company's revolving credit agreement and $4,800 relating to a Deutsche Mark floating rate debt of DM 10,000, to fixed rate debt to reduce the Company's exposure to interest rate fluctuations. The net result was to substitute a weighted average fixed interest rate of 7.2% for the variable LIBOR rate on $13,000 and a 5.3% fixed interest rate for the variable EURIBOR for the Deutsche Mark loan of the Company's debt. The swaps expire in December 2003, December 2004 and April 2005, respectively. Under the interest rate environment during the year ended December 30, 2000, the Company's interest rate swap agreements resulted in additional interest expense of approximately $118. In addition, the Company has an interest rate cap of 5.5% on a Deutsche Mark floating rate debt of DM 6,250 (approximately $3,000).

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

Note 12--Segment and Geographic Data

     The Company has two reportable segments: healthcare distribution and technology. The healthcare distribution segment, which is comprised of the Company's dental, medical, veterinary and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals in the combined North American, European and Pacific Rim markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers in North America, Europe and the Pacific Rim. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the North American market.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 12--Segment and Geographic Data--(Continued)

     The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following table presents information about the Company's business segments:

                                                                              Years ended
                                               -------------------------------------------------------------------------
                                                  December 30, 2000        December 25, 1999       December 26, 1998
                                               -----------------------  -----------------------  -----------------------
Net Sales:
Healthcare distribution (1):
     Dental ...............................     $           1,073,889    $           1,047,259    $           1,085,717
     Medical ..............................                   794,880                  715,210                  515,276
     Veterinary ...........................                    56,421                   52,050                   48,492
     International (2) ....................                   389,946                  403,137                  230,792
                                               -----------------------  -----------------------  -----------------------
          Total healthcare distribution ...                 2,315,136                2,217,656                1,880,277
Technology (3) ............................                    66,585                   66,888                   42,574
                                               -----------------------  -----------------------  -----------------------
                                                $           2,381,721    $           2,284,544    $           1,922,851
                                               =======================  =======================  =======================

-------------------------------------------------------------

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 12--Segment and Geographic Data--(Continued)


                                                                                      Years ended
                                                       -------------------------------------------------------------------------
                                                          December 30, 2000        December 25, 1999       December 26, 1998
                                                       ----------------------- ------------------------- -----------------------
Operating Income:
     Healthcare distribution (includes merger and
          integration and restructuring costs of
          $14,081, $13,467 and $55,688, respectively)   $              88,872   $                80,467   $              24,183
     Technology (includes merger and integration and
          restructuring costs of $943, $0 and $978,
          respectively) .............................                  23,717                    25,298                  15,347
                                                       ----------------------- ------------------------- -----------------------
     Total ..........................................   $             112,589   $               105,765   $              39,530
                                                       ======================= ========================= =======================

Interest Income:
     Healthcare distribution ........................   $               5,231   $                 7,811   $               6,198
     Technology .....................................                   4,424                     1,534                   1,373
                                                       ----------------------- ------------------------- -----------------------
     Total ..........................................   $               9,655   $                 9,345   $               7,571
                                                       ======================= ========================= =======================

Interest Expense:
     Healthcare distribution ........................   $              22,611   $                24,785   $              12,585
     Technology .....................................                   1,174                       376                      72
                                                       ----------------------- ------------------------- -----------------------
     Total ..........................................   $              23,785   $                25,161   $              12,657
                                                       ======================= ========================= =======================


                                                           December 30, 2000        December 25, 1999       December 26, 1998
                                                       ----------------------- ------------------------- -----------------------
Total Assets:
     Healthcare distribution ........................   $           1,188,098   $             1,134,312   $             935,573
     Technology .....................................                  97,058                   110,563                  42,371
                                                       ----------------------- ------------------------- -----------------------
     Total ..........................................   $           1,285,156   $             1,244,875   $             977,944
                                                       ======================= ========================= =======================

Depreciation and Amortization:
     Healthcare distribution ........................   $              32,465   $                26,355   $              19,341
     Technology .....................................                   1,297                     1,918                     643
                                                       ----------------------- ------------------------- -----------------------
     Total ..........................................   $              33,762   $                28,273   $              19,984
                                                       ======================= ========================= =======================

Capital Expenditures:
     Healthcare distribution ........................   $              28,344   $                32,639   $              32,664
     Technology .....................................                   1,399                     1,910                     857
                                                       ----------------------- ------------------------- -----------------------
     Total ..........................................   $              29,743   $                34,549   $              33,521
                                                       ======================= ========================= =======================

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 12--Segment and Geographic Data--(Continued)

     The following table reconciles segment totals to consolidated totals as of, and for the years ended December 30, 2000, December 25, 1999 and December 26, 1998:


                                                                                     2000             1999             1998
                                                                               ---------------- ---------------- ----------------
Total Assets:
     Total assets for reportable segments ................................      $    1,285,156   $    1,244,875   $      977,944
     Receivables due from healthcare distribution segment ................             (46,494)         (36,593)         (13,742)
     Receivables due from technology segment .............................              (7,594)          (4,180)          (2,162)
                                                                               ---------------- ---------------- ----------------
          Consolidated total assets ......................................      $    1,231,068   $    1,204,102   $      962,040
                                                                               ================ ================ ================

Interest Income:

     Total interest income for reportable segments .......................      $        9,655   $        9,345   $        7,571
     Interest on receivables due from healthcare distribution segment ....              (2,887)          (1,369)            (566)
     Interest on receivables due from technology segment .................                (489)            (199)             (41)
                                                                               ---------------- ---------------- ----------------
          Total consolidated interest income .............................      $        6,279   $        7,777          $ 6,964
                                                                               ================ ================ ================

Interest Expense:

     Total interest expense for reportable segments ......................      $       23,785   $       25,161         $ 12,657
     Interest on payables due to healthcare distribution segment .........                (489)            (199)             (41)
     Interest on payables due to technology segment ......................              (2,887)          (1,369)            (566)
                                                                               ---------------- ---------------- ----------------
          Total consolidated interest expense ............................      $       20,409   $       23,593         $ 12,050
                                                                               ================ ================ ================


     The following table presents information about the Company by geographic area as of, and for the years ended December 30, 2000, December 25, 1999 and December 26, 1998. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of United States export sales.

                                           2000                                     1999
                          --------------------------------------- ----------------------------------------
                               Net Sales       Long-Lived Assets       Net Sales        Long-Lived Assets
                          -------------------- ------------------ --------------------- ------------------
North America ........     $        2,010,398   $        271,188   $         1,899,188   $        249,524
Europe ...............                340,520            108,902               356,868            124,664
Pacific Rim ..........                 30,803              6,591                28,488              7,552
                          -------------------- ------------------ --------------------- ------------------
Consolidated Total ...     $        2,381,721   $        386,681   $         2,284,544   $        381,740
                          ==================== ================== ===================== ==================


                                            1998
                          ----------------------------------------
                               Net Sales        Long-Lived Assets
                          --------------------- ------------------
North America ........     $         1,711,945   $        174,917
Europe ...............                 200,240             34,021
Pacific Rim ..........                  10,666              7,136
                          --------------------- ------------------
Consolidated Total ...     $         1,922,851   $        216,074
                          ===================== ==================


     The Company's subsidiary located in Germany had long-lived assets of $77,995, $88,050 and $4,952 at December 30, 2000 December 25, 1999 and December
26, 1998, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 13--Employee Benefit Plans

      (a) Stock Compensation Plans

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

     On May 8, 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Option Plan, under which the Company may grant options to each director who is not also an officer or employee of the Company, for up to 50,000 shares of the Company's Common Stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During, 1999 and 1998, 13,000, and 3,000 options, respectively, were granted to certain non-employee directors at exercise prices, which were equal to the market price on the date of grant. There were no options granted to non-employee directors during 2000.

     Additionally, in 1997 as a result of the Company's acquisition of Sullivan Dental Products Inc. and Micro Bio-Medics, Inc., the Company assumed their respective stock option plans (the "Assumed Plans"). Options granted under the Assumed Plans are exercisable for up to ten years from the date of grant at prices not less than the fair market value of the respective acquirees' common stock at the date of grant, on a converted basis.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 13--Employee Benefit Plans--(Continued)

     A summary of the status of the Company's two fixed stock option plans and the Assumed Plans, and the related transactions for the years ended December 30, 2000, December 25, 1999, and December 26, 1998 is presented below:


                                                            2000                                        1999
                                         -------------------------------------------  ----------------------------------------
                                              Shares                  Weighted             Shares               Weighted
                                                                       Average                                   Average
                                                                      Exercise                                  Exercise
                                                                       Price                                     Price
                                         --------------------  ---------------------  -----------------  ---------------------
Outstanding at beginning
     of year ...................                   5,439,340     $            23.53          4,434,173     $          25.89
Granted ........................                      93,500                  14.77          1,447,935                17.35
Exercised ......................                    (591,245)                 11.00           (226,304)               36.22
Forfeited ......................                    (290,873)                 29.39           (216,464)               36.76
                                         --------------------                         -----------------
Outstanding at end
     of year ...................                   4,650,722     $            24.59          5,439,340     $          23.53
                                         ====================                         =================
Options exercisable at
     year end ..................                   3,708,213     $            25.98          3,593,439     $          23.62
                                         ====================                         =================
Weighted-average fair
     value of options
     granted during the year ...                                 $             8.85                                    9.85


                                                         1998
                                         ---------------------------------------------
                                              Shares                Weighted
                                                                     Average
                                                                    Exercise
                                                                     Price
                                         ------------------  ---------------------
Outstanding at beginning
     of year ...................                  4,134,577      $          18.19
Granted ........................                  1,339,362                 39.01
Exercised ......................                   (971,175)                10.95
Forfeited ......................                    (68,591)                30.80
                                         -------------------
Outstanding at end
     of year ...................                   4,434,173     $          25.89
                                         ====================
Options exercisable at
     year end ..................                   2,725,828     $          19.63
                                         ====================
Weighted-average fair
     value of options
     granted during the year ...                                 $          17.17




     The following table summarizes information about stock options outstanding at December 30, 2000:


                                                                             Options Outstanding
                                 --------------------------------------------------------------------------------------------------
                                                                                  Weighted Average              Weighted Average
                                        Number Outstanding                  Remaining Contractual Life          Exercise Price
                                 -----------------------------------   -----------------------------------  -----------------------
Range of Exercise Prices
    $ 4.21  to    $ 9.97                                    167,889                                   1.2                  $  4.56
    $10.89  to   $ 16.00                                  1,312,187                                   5.7                  $ 13.19
    $16.13  to   $ 27.00                                  1,477,706                                   6.5                  $ 22.39
    $29.00  to   $ 46.00                                  1,692,940                                   7.0                  $ 37.32
                                 -----------------------------------
                                                          4,650,722                                   6.0                  $ 24.59
                                 ===================================



                                                            Options Exercisable
                                 ------------------------------------------------------------------------
                                                                                      Weighted Average
                                                 Number Exercisable                      Exercise Price
                                 -----------------------------------  -----------------------------------
Range of Exercise Prices
    $ 4.21  to   $  9.97                                    167,889                              $  4.56
    $10.89  to   $ 16.00                                    799,263                              $ 13.85
    $16.13  to   $ 27.00                                  1,190,587                              $ 22.51
    $29.00  to   $ 46.00                                  1,550,474                              $ 37.21
                                 -----------------------------------
                                                          3,708,213                              $ 25.98
                                 ===================================



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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 13--Employee Benefit Plans--(Continued)

      Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company and its acquired subsidiaries had accounted for its employee stock options under the fair value method of FAS 123. The weighted average fair value of options granted during 2000, 1999 and 1998 was $8.85, $9.85 and $17.17, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, risk-free interest rates of 6.3% for 2000, 5.6% for 1999 and 5.5% for 1998; volatility factor of the expected market price of the Company's Common Stock of 45.1% for 2000, 45.8% for 1999 and 30% for 1998, assumed dividend yield of 0% for all years and a weighted-average expected life of the option of 10 years.

     Under the accounting provisions of FAS 123, the Company's net income and income per common share for the years ended December 30, 2000, December 25, 1999 and December 26, 1998 would have been adjusted to the pro forma amounts indicated below:

                                                                           2000               1999                1998
                                                                     -----------------   ----------------   ---------------
Net income  .......................................................    $       48,630      $      43,012      $      9,615
Net income per common share:
     Basic ........................................................    $         1.18      $        1.06      $       0.24
     Diluted ......................................................    $         1.16      $        1.04      $       0.23
Net income, reflecting special adjustments (1) ....................                                           $      7,036
Net income, per common share to reflect special adjustments (1):
     Basic ........................................................                                           $       0.18
     Diluted ......................................................                                           $       0.17

-------------------------------------------------------------------
(1) Special adjustments include proforma adjustments for income tax provisions and benefits on previously untaxed losses of Meer.

(b) Profit Sharing Plans

     Prior to April 1, 1998, the Company had qualified contributory and noncontributory 401(k) and profit sharing plans, respectively, for eligible employees. As of April 1, 1998, the Company's profit sharing plan was merged into its 401(k) plan. Assets of the profit sharing plan are now held in self-directed accounts within the 401(k) plan. Contributions to the plans were determined by the Board of Directors and charged to operations during 2000, 1999 and 1998 amounted to $7,305, $6,517, and $6,033, respectively.

(c) Employee Stock Ownership Plan (ESOP)

     In 1994, the Company established an ESOP and a related trust as a benefit for substantially all of its domestic employees. This plan supplemented the Company's Profit Sharing Plan. Charges to operations related to this plan were $2,537, $2,283 and $1,400 for 2000, 1999 and 1998, respectively. Under this plan, the Company issued 121,253, 101,233 and 34,720 shares of the Company's Common Stock to the trust in 2000, 1999 and 1998, to satisfy the 1999, 1998 and 1997 contribution, respectively. The Company expects to fund the 2000 accrued contribution in 2001 with shares of the Company's Common Stock. As of April 1, 1998 the Company's ESOP was merged into its 401(k) plan. Shares of the Company's Common Stock are held in trust by the 401(k) plan.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 13--Employee Benefit Plans--(Continued)

(d) Supplemental Executive Retirement Plan

     In 1994, the Company instituted an unfunded non-qualified supplemental executive retirement plan for eligible employees. The increase in value which was charged to operations, were $360, $617 and $283 for 2000, 1999 and 1998, respectively.

Note 14--Commitments and Contingencies

(a) Operating Leases

     The Company leases facilities and equipment under noncancelable operating leases expiring through 2011. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     Future minimum annual rental payments under the noncancelable leases at December 30, 2000 are as follows:

2001 ...................................................................................              $                   20,447
2002 ...................................................................................                                  17,646
2003 ...................................................................................                                  14,894
2004 ...................................................................................                                  13,642
2005 ...................................................................................                                  12,963
Thereafter .............................................................................                                  26,032
                                                                                                     ----------------------------

Total minimum lease payments ...........................................................              $                  105,624
                                                                                                     ============================

Total rental expense for 2000, 1999 and 1998 was $29,730, $25,798, and $19,130,
respectively.

(b)  Capital Leases

     The Company leases certain equipment under capital leases. The following is a schedule by years of approximate future minimum lease payments under the capitalized leases together with the present value of the net minimum lease payments at December 30, 2000.



2001 ...................................................................................              $                      971
2002 ...................................................................................                                     549
2003 ...................................................................................                                     381
2004 ...................................................................................                                     250
2005 ...................................................................................                                     145
Thereafter .............................................................................                                     877
                                                                                                     ----------------------------
Total minimum lease payments ...........................................................                                   3,173
Less: Amount representing interest at 6.0% to 10.0% ....................................                                    (713)
                                                                                                     ----------------------------
                                                                                                      $                    2,460
                                                                                                     ============================

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 14--Commitments and Contingencies --(Continued)

(c)  Litigation

     The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of the end of fiscal 2000, the Company was named a defendant in approximately 68 such cases. Of these product liability claims, 52 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

     In addition, the Company is subject to other claims, suits and complaints arising in the course of the Company business. In Texas District Court, Travis County, the Company and one of its subsidiaries are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc., Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the Court, on motion, certified both a Windows(R) Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows(R) customers and 15,000 DOS customers could be covered by the judge's ruling. In November of 1999, the Company filed an interlocutory appeal of the District Court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the District Court's certification order. On January 5, 2001, the Company filed a Petition for Review in the Texas Supreme Court asking this court to find "conflicts jurisdiction" to permit review of the District Court's certification order, which appeal is now pending. During the appeal of the class certification, a trial on the merits is stayed. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

     The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. In many cases the Company is provided by indemnification by the manufacturer of the product. There can be no assurance that the coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. In the opinion of the Company, all pending matters are covered by insurance or will not otherwise have a material adverse effect on the Company's financial condition.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 14--Commitments and Contingencies --(Continued)

 (d) Employment, Consulting and Noncompete Agreements

     The Company has employment, consulting and noncompete agreements expiring through 2006 (except for a lifetime consulting agreement with a principal stockholder which provides for initial compensation of $283 per year, increasing $25 every fifth year beginning in 2002). The agreements provide for varying base aggregate annual payments of approximately $4,721 per year which decrease periodically to approximately $866 per year. In addition, some agreements have provisions for incentive and additional compensation.

Note 15--Supplemental Cash Flow Information

     Cash paid for interest and income taxes amounted to the following:

                                                                                    Years Ended
                                                           --------------------------------------------------------------
                                                            December 30, 2000    December 25, 1999    December 26, 1998
                                                           -------------------  -------------------- --------------------
Interest ...............................................    $          19,810    $           19,528   $           10,047
Income taxes ...........................................    $          28,219    $           23,266   $           15,420



                                                                                    Years Ended
                                                           ---------------------------------------------------------------
                                                             December 30, 2000    December 25, 1999    December 26, 1998
                                                           --------------------  -------------------- --------------------
Fair value of assets
     acquired, excluding cash ..........................    $            6,838    $          239,278   $           22,725
Less liabilities assumed
     and created upon acquisition ......................                     -               106,726                8,842
                                                           --------------------  -------------------- --------------------
Net cash paid ..........................................    $            6,838    $          132,552   $           13,883
                                                           ====================  ==================== ====================

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                        (In thousands, except share data)


Note 16--Quarterly Information (Unaudited)

     The following presents certain unaudited quarterly financial data:

                                                                  Quarters Ended
                             ---------------------------------------------------------------------------------------------
                                March 25, 2000       June 24, 2000         September 23, 2000        December 30, 2000
                             -------------------  -------------------- -------------------------- ------------------------
Net Sales ...............     $         554,139    $          568,631   $                603,319   $              655,632
Gross profit ............               149,116               158,815                    161,951                  178,019
Operating income ........                23,477                30,982                     28,944                   29,186
Net income ..............                11,398                16,381                     16,238                   12,732
Net income per share:
     Basic ..............                $ 0.28                $ 0.40                     $ 0.39                   $ 0.31
     Diluted ............                $ 0.28                $ 0.39                     $ 0.39                   $ 0.30


                                                                  Quarters Ended
                             ---------------------------------------------------------------------------------------------
                                March 27, 1999       June 26, 1999         September 25, 1999        December 25, 1999
                             -------------------  -------------------- -------------------------- ------------------------
Net Sales ...............     $         536,561    $          559,438   $                578,591   $              609,954
Gross profit ............               144,243               152,962                    152,083                  159,308
Operating income ........                21,445                26,778                     26,519                   31,023
Net income ..............                 9,913                13,337                     11,523                   15,539
Net income per share:
     Basic ..............                $ 0.25                $ 0.33                     $ 0.28                   $ 0.38
     Diluted ............                $ 0.24                $ 0.32                     $ 0.28                   $ 0.38


     The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software and equipment, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, the release of software enhancements, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions. In the fourth quarter of 2000, the Company recorded non-recurring losses on business disposals relating to the sale of certain practice management software systems and sale of its 50% interest in dental anesthetic manufacturer, HS Pharmaceutical of approximately $1,600 and $1,900, respectively. Restructuring charges of approximately $5,400 and $9,100 were recorded in the third and fourth quarter of 2000, respectively. Merger and integration charges of $600, $2,200, $5,300 and $6,300 were recorded in the first quarter of 2000 and the first, second and third quarters of 1999, respectively.

     To conform to the fourth quarter and full year presentation, certain amounts recorded in the first, second and third quarters of 2000 and all quarters in 1999 have been reclassified as described in Note 1. Diluted earnings per share calculations for each quarter include the effect of stock options, when dilutive to the quarter's average number of shares outstanding for each period, and therefore the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" in the Company's definitive 2001 Proxy Statement to be filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 11. Executive Compensation

     The information required by this item is hereby incorporated by reference from the Company's definitive 2001 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is hereby incorporated by reference from the Company's definitive 2001 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this item is hereby incorporated by reference from the Company's definitive 2001 Proxy Statement to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  1.  Financial Statements
         The Consolidated Financial Statements of the Company filed as a part of this report are listed on the index on page 30.

2.   Financial Statement Schedules
         Schedule II
         No other schedules are required.

     3.  Exhibits

         The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

(b)  Reports on Form 8-K
         None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 28, 2001.

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

             Signature                                        Capacity                                       Date
---------------------------------------  ------------------------------------------------------  -----------------------------

/s/ STANLEY BERGMAN                      Chairman, Chief Executive Officer, President                   March 28, 2001
---------------------------------------   and Director (principal executive officer)
Stanley M. Bergman

/s/ STEVEN PALADINO                      Executive Vice President, Chief Financial Officer              March 28, 2001
---------------------------------------  and Director (principal financial and accounting
Steven Paladino                          officer)

/s/ JAMES P. BRESLAWSKI                  Director                                                       March 28, 2001
---------------------------------------
James P. Breslawski

/s/ GERALD A. BENJAMIN                   Director                                                       March 28, 2001
---------------------------------------
Gerald A. Benjamin

/s/ LEONARD A. DAVID                     Director                                                       March 28, 2001
---------------------------------------
Leonard A. David

/s/ MARK. E. MLOTEK                      Director                                                       March 28, 2001
---------------------------------------
Mark E. Mlotek

/s/ BARRY ALPERIN                        Director                                                       March 28, 2001
---------------------------------------
Barry Alperin

/s/ PAMELA JOSEPH                        Director                                                       March 28, 2001
---------------------------------------
Pamela Joseph

/s/ DONALD J. KABAT                      Director                                                       March 28, 2001
---------------------------------------
Donald J. Kabat

/s/ MARVIN H. SCHEIN                     Director                                                       March 28, 2001
---------------------------------------
Marvin H. Schein

/s/ IRVING SHAFRAN                       Director                                                       March 28, 2001
---------------------------------------
Irving Shafran

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated March 1, 2001 relating to the consolidated financial statements of Henry Schein, Inc. and subsidiaries, which is contained in ITEM 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.





BDO SEIDMAN, LLP

March 1, 2001
New York, New York

                                   Schedule II
                        Valuation and Qualifying Accounts


                 Column A                                Column B                 Column C                 Column D
------------------------------------------------  -----------------------  -----------------------  -----------------------
                                                                                    Add
                                                                           -----------------------

                Description                       Balance at beginning of     Charged to costs
                                                         Period                 and expenses             Deductions
------------------------------------------------  -----------------------  -----------------------  -----------------------

Year ended December 26, 1998:
     Allowance for doubtful accounts............   $               9,469    $               4,326    $                (588)
     Other accounts receivable allowances (1)...                   5,453                    2,955                   (1,479)
                                                  -----------------------  -----------------------  -----------------------
                                                   $              14,922    $               7,281    $              (2,067)
                                                  =======================  =======================  =======================


Year ended December 25, 1999:
     Allowance for doubtful accounts............   $              13,207    $               4,861    $              (5,268)
     Other accounts receivable allowances (1)...                   6,929                    1,127                     (465)
                                                  -----------------------  -----------------------  -----------------------
                                                   $              20,136    $               5,988    $              (5,733)
                                                  =======================  =======================  =======================


Year ended December 30, 2000:
     Allowance for doubtful accounts............   $              12,800    $              10,065    $              (4,834)
     Other accounts receivable allowances (1)...                   7,591                    2,095                     (161)
                                                  -----------------------  -----------------------  -----------------------
                                                   $              20,391    $              12,160    $              (4,995)
                                                  =======================  =======================  =======================



                 Column A                                Column E
------------------------------------------------  -----------------------



                Description                              Balance at
                                                       end of period
------------------------------------------------  -----------------------

Year ended December 26, 1998:
     Allowance for doubtful accounts............   $              13,207
     Other accounts receivable allowances (1)...                   6,929
                                                  -----------------------
                                                   $              20,136
                                                  =======================


Year ended December 25, 1999:
     Allowance for doubtful accounts............   $              12,800
     Other accounts receivable allowances (1)...                   7,591
                                                  -----------------------
                                                   $              20,391
                                                  =======================


Year ended December 30, 2000:
     Allowance for doubtful accounts............   $              18,031
     Other accounts receivable allowances (1)...                   9,525
                                                  -----------------------
                                                   $              27,556
                                                  =======================


(1) Primarily allowance for sales returns.

     Exhibit No.                                           Description                                                  Page No.
=======================  ==========================================================================================  ==============

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits in the
Company's Registration Statement on Form S-1 (Commission File No. 33-96528).

3.1                     Form of Amended and Restated Articles of Incorporation.

3.2                     Amendments dated November 12, 1997 to Amended and Restated Articles of Incorporation
                        (Incorporated by reference to Exhibit 3.3 to HSI's Annual Report on Form 10-K for the
                        fiscal year ended December 27, 1997).

3.3                     Amendment dated June 16, 1998 to Amended and Restated Articles of Incorporation
                        (Incorporated by reference to Exhibit 3.3 to Henry Schein, Inc.'s Registration on Form
                        S-3, Reg. No. 333-59793).

3.4                     Form of By-laws.

3.5                     Amendments to Amended and Restated By-laws adopted July 15, 1997.(Incorporated by reference to Exhibit 3.3 to Henry Schein, Inc.'s Registration Statement on Form S-4,
                        Reg. No. 33-36081).

10.1                    Amended and Restated HSI Agreement (the "HSI Agreement"), effective as of February 16,
                        1994, among the Company, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by
                        Marvin H. Schein under Trust Agreement dated September 12, 1994, the Estate of Jacob
                        M. Schein, the Trusts established by Articles Third and Fourth of the Will of Jacob M.
                        Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9,
                        1994, the Trust established by Martin Sperber under Trust Agreement dated September
                        19, 1994, the Trust established by Stanley M. Bergman under Trust Agreement dated
                        September 15, 1994, Pamela Schein, Pamela Joseph, Martin Sperber, Stanley M. Bergman,
                        Steven Paladino and James P. Breslawski (collectively, the "HSI Parties").

10.2                    HSI Registration Rights Agreement dated September 30, 1994, among the Company, Pamela
                        Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9,
                        1994, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust
                        Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under
                        Trust Agreement dated September 19, 1994, the Charitable Trust established by Marvin
                        H. Schein under Trust Agreement dated September 12, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994, Stanley
                        M. Bergman and the Trust.

10.3                    Letter Agreement dated September 30, 1994 to the Company from Marvin H. Schein, Pamela
                        Joseph, and Pamela Schein.

10.4                    Release to the HSI Agreement dated September 30, 1994.

10.5                    Separation Agreement dated as of September 30, 1994 by and between the Company, Schein
                        Pharmaceutical, Inc. and Schein Holdings, Inc.

     Exhibit No.                                           Description                                                  Page No.
=======================  ==========================================================================================  ==============

10.6                    Restructuring Agreement dated September 30, 1994 among Schein Holdings, Inc., the
                        Company, the Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by
                        Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable
                        Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994,
                        Pamela Schein, Pamela Joseph, the Trust established by Pamela Joseph under Trust
                        Agreement dated February 9, 1994; the Trusts under Articles Third and Fourth of the
                        Will of Jacob M. Schein; Stanley M. Bergman, the Trust established by Stanley M.
                        Bergman under Trust Agreement dated September 15, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated December 31, 1993, and the
                        Trust established by Martin Sperber under Trust Agreement dated September 19, 1994.

10.7                    Agreement and Plan of Corporate Separation and Reorganization dated as of September
                        30, 1994 among Schein Holdings, Inc., the Company, the Estate of Jacob M. Schein,
                        Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust
                        Agreement dated September 9, 1994, the Charitable Trust established by Marvin H.
                        Schein under Trust Agreement dated September 12, 1994, Pamela Schein, the Trust established Article Fourth of the Will of Jacob M. Schein for the benefit of Pamela
                        Schein and her issue under Trust Agreement dated September 29, 1994, Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Pamela Joseph under Trust Agreement dated September 28, 1994 and the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein.

10.8                    Henry Schein, Inc. 1994 Stock Option Plan, as amended and restated effective as of
                        April 6, 1999.(t)**

10.9                    Henry Schein, Inc. Amendment and Restatement of the Supplemental Executive Retirement
                        Plan. **

10.11                   Consulting Agreement dated September 30, 1994 between the Company and Marvin H.
                        Schein.**

10.13                   Amended and Restated Stock Issuance Agreement dated as of December 24, 1992 between the Company and Stanley M. Bergman.**

10.14                   Stock Issuance Agreements dated December 27, 1994 between the Company and various executive officers.**

     Exhibit No.                                           Description                                                  Page No.
=======================  ==========================================================================================  ==============

10.15                   Form of Henry Schein, Inc. Non-Employee Director Stock Option Plan.**

10.16                   Amended Credit Agreement dated December 15, 1995 among the Company, The Chase
                        Manhattan Bank, N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. , New York
                        Branch, Natwest Bank, "Rabobank Nederland", N.A.and European American Bank
                        (Incorporated by reference to the Company's Registration Statement on Form S-1
                        (Commission File No. 33-96528)).

10.17                   First Amendment to the Amended Credit Agreement dated December 15, 1995 among the
                        Company, The Chase Manhattan Bank, N.A., Natwest Bank, N.A., Rabobank Nederland, and
                        European American Bank.

10.18                   Amendments to the Company's 1994 Stock Option Plan effective as of July 15, 1997.

10.19                   Revolving Credit Agreement (the ("Credit Agreement") dated as of January 31, 1997 among the Company, The Chase Manhattan Bank, Fleet Bank, N.A., Cooperative Centrale
                        Raiffeisen Boerenleenbank, B.A., "Rabobank Nederland", New York Branch and European
                        American Bank (Incorporated by reference to Exhibit 10.20 to the Company's
                        Registration Statement on Form S-1 Commission File No. 33-96528)).

10.20                   Employment Agreement dated March 7, 1997, between Bruce J. Haber and the Company
                        (Incorporated by reference to the Company's Registration Statement on Form S-4
                        (Registration No. 333-30615)).

10.21                   Termination of Employment Agreement, dated March 7, 1997 as revised, between Bruce J.
                        Haber and the Company (Incorporated by reference to Exhibit 10.92 to the Company's
                        Registration Statement on Form S-4 (Registration No. 333-30615)).

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

10.25                   Amendment dated as of May 15, 1998 to Credit Agreement (Incorporated by reference to
                        Exhibit 10.108 to the Company's Quarterly Report on Form 10Q for the quarter ended
                        June 27, 1998).

10.26                   Henry Schein Inc., Senior Executive Group 2001 Performance Incentive Plan Summary. (t)**

10.27                   Stock Purchase Agreement by and among the Company, New River Management Company,
                        L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December
                        8, 1998 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on
                        Form 8-K dated December 31, 1998).

     Exhibit No.                                           Description                                                  Page No.
=======================  ==========================================================================================  ==============

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

10.29                   Rights Agreement dated as of November 30, 1998, between the Company, and Continental
                        Stock Transfer and Trust Co. (Incorporated by reference to Exhibit to the Company's
                        Current Report on Form 8-K, dated November 30, 1998).

10.30                   Form of the Note Purchase Agreements between the Company and the Purchasers listed on
                        Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of the
                        Company's 6.94% Senior Notes due June 30, 2009 (Incorporated by reference to Exhibit
                        10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26,
                        1999).

10.31                   Form of Agreements dated January1, 2000 between the Company and Gerald Benjamin, James
                        Breslawski, Leonard David, Mark Mlotek, Steven Paladino, and Michael Zack,
                        respectively. **

10.32                   Employment Agreement dated as of January 1,2000 between the Company and Stanley M.
                        Bergman. **

10.33                   Form of Change in Control Agreements dated January 1, 2000 between the Company and
                        Diane Forrest, Larry Gibson, and Michael Racioppi, respectively. **

21.1                    List of Subsidiaries of the Company.

22.1                    Consent of BDO Seidman, LLP(t)


----------------------
(t) Filed herewith

**Indicates management contract or compensatory plan or agreement