Form 10-Q
period 2001-03-31
SCHEIN HENRY INC
filed 2001-05-11
CIK 1000228

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

For the period ended March 31, 2001

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


                              Yes _X_       No


As of May 8, 2001 there were 42,363,098 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:
           Balance Sheets as of March 31, 2001 and December 30, 2000 .......   3

         Statements of Operations for the three months ended
           March 31, 2001 and March 25, 2000 ...............................   4

         Statements of Cash Flows for the three months ended
           March 31, 2001 and March 25, 2000 ...............................   5

         Notes to Consolidated Financial Statements ........................   6

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ...................  11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ........  15


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings .................................................  16

ITEM 6.  Exhibits and Reports on Form 8-K ..................................  17

         Signature .........................................................  17

PART 1. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                                         March 31,      December 30,
                                                                                                            2001            2000
                                                                                                        -----------     ------------
                                                                                                        (unaudited)      (audited)
                                     ASSETS
Current assets:
  Cash and cash equivalents .......................................................................     $    38,112     $    58,362
  Accounts receivable, less reserves of $28,107 and $27,556, respectively .........................         358,951         371,668
  Inventories .....................................................................................         273,697         276,473
  Deferred income taxes ...........................................................................          20,221          21,001
  Prepaid expenses and other ......................................................................          52,892          60,900
                                                                                                        -----------     -----------
    Total current assets ..........................................................................         743,873         788,404
Property and equipment, net of accumulated depreciation and amortization
  of $78,612 and $73,134, respectively ............................................................          96,347          94,663
Goodwill and other intangibles, net of accumulated amortization
  of $46,533 and $44,419, respectively ............................................................         286,420         292,018
Investments and other .............................................................................          54,535          55,983
                                                                                                        -----------     -----------
                                                                                                        $ 1,181,175     $ 1,231,068
                                                                                                        ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ................................................................................     $   176,744     $   216,535
  Bank credit lines ...............................................................................           7,831           4,390
  Accruals:
    Salaries and related expenses .................................................................          31,780          39,830
    Merger and integration, and restructuring costs ...............................................          11,391          13,735
    Other .........................................................................................          78,925          84,288
  Current maturities of long-term debt ............................................................           4,930           6,079
                                                                                                        -----------     -----------
    Total current liabilities .....................................................................         311,601         364,857
Long-term debt ....................................................................................         253,870         266,224
Other liabilities .................................................................................          11,405          12,931
                                                                                                        -----------     -----------
    Total liabilities .............................................................................         576,876         644,012
                                                                                                        -----------     -----------
Minority interest .................................................................................           7,339           7,996
                                                                                                        -----------     -----------
Stockholders' equity:
  Common stock, $.01 par value, authorized 120,000,000,
    issued: 42,335,576 and 41,946,284, respectively ...............................................             423             419
  Additional paid-in capital ......................................................................         382,299         373,413
  Retained earnings ...............................................................................         239,161         225,029
  Treasury stock, at cost, 62,479 shares ..........................................................          (1,156)         (1,156)
  Accumulated comprehensive loss ..................................................................         (23,332)        (18,179)
  Deferred compensation ...........................................................................            (435)           (466)
                                                                                                        -----------     -----------
    Total stockholders' equity ....................................................................         596,960         579,060
                                                                                                        -----------     -----------
                                                                                                        $ 1,181,175     $ 1,231,068
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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                      Three Months Ended
                                                                                  ----------------------------
                                                                                    March 31,     March 25,
                                                                                       2001         2000
                                                                                  ------------  --------------
                                                                                                (reclassified)
Net sales .....................................................................     $ 593,895     $ 554,139
Cost of sales ..................................................................      434,538       405,023
                                                                                    ---------     ---------
  Gross profit .................................................................      159,357       149,116
Operating expenses:
  Selling, general and administrative ..........................................      131,774       125,639
                                                                                    ---------     ---------
    Operating income ...........................................................       27,583        23,477
Other income (expense):
  Interest income ..............................................................        1,241         1,096
  Interest expense .............................................................       (5,368)       (5,852)
  Other - net ..................................................................         (354)         (151)
                                                                                    ---------     ---------
    Income before taxes on income, minority interest and equity
      in earnings of affiliates ................................................       23,102        18,570
Taxes on income ................................................................        8,548         6,778
Minority interest in net income of subsidiaries ...............................           531           488
Equity in earnings of affiliates ...............................................          109            94
                                                                                    ---------     ---------
Net income .....................................................................    $  14,132     $  11,398
                                                                                    =========     =========
Net income per common share:
  Basic ........................................................................    $    0.34     $    0.28
                                                                                    =========     =========
  Diluted ......................................................................    $    0.33     $    0.28
                                                                                    =========     =========
Weighted average common shares outstanding:
  Basic ........................................................................       41,975        40,715
                                                                                    =========     =========
  Diluted ......................................................................       43,146        41,084
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

                             HENRY SCHEIN, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (in thousands)
                                         (unaudited)

                                                                                      Three Months Ended
                                                                                  ----------------------------
                                                                                    March 31,     March 25,
                                                                                       2001         2000
                                                                                  ------------  --------------
Cash flows from operating activities:
  Net income ...................................................................    $  14,132     $  11,398
  Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
      Depreciation and amortization ............................................        9,466         7,926
      Provision for losses and allowances on accounts receivable ...............          550           671
      Benefit for deferred income taxes ........................................         (665)         (484)
      Undistributed earnings of affiliates .....................................         (109)          (94)
      Minority interest in net income of subsidiaries ..........................          531           488
      Other ....................................................................           48            93
  Changes in operating assets and liabilities (net of purchase acquisitions):
      Decrease in accounts receivable ..........................................        8,742        27,057
      Increase in inventories ..................................................         (331)       (9,287)
      Decrease (increase) in other current assets ..............................        7,190        (3,403)
      Decrease in accounts payable and accruals ................................      (51,645)      (25,510)
                                                                                    ---------     ---------
Net cash (used in) provided by operating activities ............................      (12,091)        8,855
                                                                                    ---------     ---------

Cash flows from investing activities:
  Capital expenditures .........................................................       (6,157)       (6,041)
  Business acquisitions, net of cash acquired ..................................            -          (470)
  Other ........................................................................       (1,022)         (457)
                                                                                    ---------     ---------
Net cash used in investing activities ..........................................       (7,179)       (6,968)
                                                                                    ---------     ---------

Cash flows from financing activities:
  Principal payments on long-term debt .........................................       (1,888)       (2,317)
  Proceeds from issuance of stock upon exercise of stock
    options by employees .......................................................        6,842           435
  Proceeds from  borrowing from banks ..........................................        4,798         3,730
  Payments on borrowings from banks ............................................      (11,663)      (13,467)
  Other ........................................................................         (333)           58
                                                                                    ---------     ---------
Net cash used in financing activities ..........................................       (2,244)      (11,561)
                                                                                    ---------     ---------
Net decrease in cash and cash equivalents ......................................      (21,514)       (9,674)
Effect of foreign exchange rate changes on cash ...............................         1,264         1,060
                                                                                    ---------     ---------
Cash and cash equivalents, beginning of period .................................       58,362        26,019
                                                                                    ---------     ---------
Cash and cash equivalents, end of period .......................................    $  38,112     $  17,405
                                                                                    =========     =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except employee and per share data)
                                   (unaudited)

Note 1. Basis of Presentation

    The consolidated financial statements include the accounts of Henry Schein, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company").

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. The Company follows the same accounting policies in preparation of interim financial statements. The results of operations and cash flows for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2001 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

Note 2. Accounting Policy - Derivative Financial Instruments

    The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies and interest rates. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying certain intercompany debt and forecasted transactions with customers and vendors. The Company also enters into interest rate swap and cap agreements to modify the interest characteristics of its outstanding floating rate long-term debt. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not enter into such contracts for speculative purposes. The Company records all derivative instruments on the balance sheet at fair value.

    For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that is attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated Comprehensive Loss (a component of stockholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e. the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness) is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings in the current period.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except employee and per share data)
                                   (unaudited)

Note 3. Business Acquisitions

    In connection with the prior years' acquisitions, the Company incurred certain merger and integration costs. The following table shows amounts paid against the merger and integration accrual during the three months ended March 31, 2001:

                                                          Balance at                          Balance at
                                                      December 30, 2000      Payments      March 31, 2001
                                                      ------------------     --------      --------------
    Severance and other direct costs ..........            $   747           $ (184)           $   563
    Direct transaction and other
          integration costs ...................              4,140             (560)             3,580
                                                           -------           ------            -------
                                                           $ 4,887           $ (744)           $ 4,143
                                                           =======           ======            =======

    For the three months ended March 31, 2001, 11 employees received severance and 4 were owed severance at March 31, 2001.

Note 4. Plan of Restructuring

    On August 1, 2000, the Company announced a comprehensive restructuring plan designed to improve customer service and increase profitability by maximizing the efficiency of the Company's infrastructure. In addition to closing or downsizing certain facilities, this world-wide initiative included the elimination of approximately 300 positions, including open positions, or about 5% of the total workforce, throughout all levels within the organization. The restructuring plan was substantially completed at December 30, 2000.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except employee and per share data)
                                   (unaudited)

Note 4. Plan of Restructuring--(Continued)

     The following table shows amounts paid against the restructuring accrual during the three months ended March 31, 2001:

                                                                Balance at                     Adjustments      Balance at
                                                               December 30,                     to Reflect       March 31,
                                                                   2000          Payments      Actual Cost         2001
                                                               ------------      --------      -----------      ----------
    Severance costs ..............................               $ 4,007        $ (1,376)         $ 305          $ 2,936
    Facility closing costs .......................                 3,684            (163)           289            3,810
    Other professional and consulting costs ......                 1,157             (61)          (594)             502
                                                                 -------        --------          -----          -------
                                                                 $ 8,848        $ (1,600)         $   -          $ 7,248
                                                                 =======        ========          =====          =======

    For the three months ended March 31, 2001, 104 employees received severance and 74 were owed severance at March 31, 2001.

Note 5. Derivative Financial Instruments

    On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting FAS 133 on the Company's Statement of Operations and Balance Sheet was not material.

    The Company purchases short-term foreign currency forward contracts to protect against currency exchange risks associated primarily with the ultimate repayment of certain intercompany loans. All gains and losses relating to the Company's foreign currency forward contracts were not material for the three months ended March 31, 2001 and are included in the Statement of Operations under Other-net.

    In addition, to manage its exposure to changes in interest rates, the Company has entered into interest rate swaps agreements and an interest rate cap to hedge a portion of its total long-term debt that is subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except employee and per share data)
                                   (unaudited)


Note 5. Derivative Financial Instruments--(Continued)

    All gains and losses recognized in earnings during the period relating to the interest rate swaps and cap were not material for the three months ended March 31, 2001 and are included in the Statement of Operations under Interest expense. Any values reported in Comprehensive Income will be reclassified to earnings over the term of the agreements, through 2005. The Company does not expect material amounts to be reclassified to earnings during 2001.

Note 6. Comprehensive Income

    Net comprehensive income for the three months ended March 31, 2001 and March 30, 2000 is as follows:

                                                           Three Months Ended
                                                        -----------------------
                                                        March 31,     March 25,
                                                          2001           2000
                                                        ---------     ---------
    Net income ......................................   $ 14,132      $ 11,398
    Unrealized loss on derivative instruments  ......       (219)            -
    Foreign currency translation adjustments ........     (4,934)       (3,414)
                                                        --------      --------
    Net comprehensive income  .......................   $  8,979      $  7,984
                                                        ========      ========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except employee and per share data)
                                   (unaudited)

Note 7.  Segment Data

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

    The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:


                                                                         Three Months Ended
                                                               ----------------------------------------
                                                               March 31, 2001            March 25, 2000
                                                               --------------            --------------
Net Sales:
Healthcare distribution (1):
     Dental .................................................    $ 265,495                   $ 254,307
     Medical ................................................      195,908                     169,701
     Veterinary .............................................       12,766                      13,361
     International (2) ......................................      102,744                     100,035
                                                                 ---------                   ---------
          Total healthcare distribution .....................      576,913                     537,404
Technology (3) ..............................................       16,982                      16,735
                                                                 ---------                   ---------
                                                                 $ 593,895                   $ 554,139
                                                                 =========                   =========

--------------------
(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.

(2) Consists of products sold in Dental, Medical and Veterinary groups in European and Pacific Rim markets.

(3) Consists of practice management software and other value-added products and services.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (In thousands, except employee and per share data)
                                   (unaudited)

Note 7.  Segment Data -- (Continued)

                                                                                                    Three Months Ended
                                                                                        ------------------------------------------
                                                                                        March 31, 2001              March 25, 2000
                                                                                        --------------              --------------
Operating Income:
     Healthcare distribution ...................................................          $    21,055                $    17,343
     Technology  ...............................................................                6,528                      6,134
                                                                                          -----------                -----------
     Total .....................................................................          $    27,583                $    23,477
                                                                                          ===========                ===========


                                                                                        March 31, 2001              March 25, 2000
                                                                                        --------------              --------------
Total Assets:
     Healthcare distribution ...................................................          $ 1,142,389                $ 1,143,207
     Technology ................................................................               93,913                     72,411
                                                                                          -----------                -----------
          Total assets for reportable segments .................................            1,236,302                  1,215,618
     Receivables due from healthcare distribution segment ......................              (49,928)                   (40,544)
     Receivables due from technology segment ...................................               (5,199)                    (2,735)
                                                                                          -----------                -----------
          Consolidated total assets ............................................          $ 1,181,175                $ 1,172,339
                                                                                          ===========                ===========



Note 8.  Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows:


                                                                                                   Three Months Ended
                                                                                        ------------------------------------------
                                                                                        March 31, 2001              March 25, 2000
                                                                                        --------------              --------------
Basic ..........................................................................               41,975                     40,715
Effect of assumed conversion of employee stock options .........................                1,171                        369
                                                                                          -----------                -----------
Diluted ........................................................................               43,146                     41,084
                                                                                          ===========                ===========


    Options to purchase approximately 1,559 and 3,954 shares of common stock at prices ranging from $33.00 to $46.00 and $15.14 to $46.00 per share that were outstanding during the three months ended March 31, 2001 and March 25, 2000, respectively, were excluded from the computation of diluted earnings per share for each of the respective periods because the options' exercise prices exceeded the fair market value of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 compared to Three Months Ended
March 25, 2000

    Net sales increased $39.8 million, or 7.2%, to $593.9 million for the three months ended March 31, 2001 from $554.1 million for the three months ended March 25, 2000. Of the $39.8 million increase, approximately $39.5 million, or 99.2%, represented a 7.4% increase in the Company's healthcare distribution business. As part of this increase approximately $26.2 million represented a 15.4% increase in the Company's medical business, $11.2 million represented a 4.4% increase in its dental business, $2.7 million represented a 2.7% increase in its international business, and $(0.6) million represented a 4.5% decrease in its veterinary business. The increase in medical net sales was primarily attributable to increased sales to core physicians office and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the international market, the increase in net sales was primarily due to increased account penetration in Spain, France, Germany and the United Kingdom, offset by unfavorable foreign exchange rates to the U.S. dollar. In the veterinary market, the decrease in net sales was primarily due to a loss of a product line. The remaining increase in first quarter 2001 net sales was due to the technology business, which increased $0.3 million, or 1.8%, to $17.0 million for the three months ended March 31, 2001, from $16.7 million for the three months ended March 25, 2000. The increase in technology and value-added product net sales was primarily due to increased practice management software products and related services.

    Gross profit increased by $10.3 million, or 6.9%, to $159.4 million for the three months ended March 31, 2001 from $149.1 million for the three months ended March 25, 2000. Gross profit margin decreased 0.1% to 26.8% from 26.9% for the same period last year. Healthcare distribution gross profit increased $9.2 million, or 6.7%, to $147.0 million for the three months ended March 31, 2001 from $137.8 million for the three months ended March 25, 2000. Healthcare distribution gross profit margin decreased by 0.1% to 25.5% for the three months ended March 31, 2001 from 25.6% for the three months ended March 25, 2000, primarily due to changes in sales mix. Technology and value added services gross profit increased by $1.1 million or 9.7% to $12.4 million for the three months ended March 31, 2001 from $11.3 million for the three months ended March 25, 2000. Technology and value added services gross profit margins increased by 5.2% to 72.9% for three months ended March 31, 2001 from 67.7% for the three months ended March 25, 2000, also primarily due to changes in sales mix.

    Selling, general and administrative expenses increased by $6.2 million, or 4.9%, to $131.8 million for the three months ended March 31, 2001 from $125.6 million for the three months ended March 30, 2000. Selling and shipping expenses increased by $1.5 million, or 2.0%, to $77.6 million for the three months ended March 31, 2001 from $76.1 million for the three months ended March 30, 2000. As a percentage of net sales, selling and shipping expenses decreased 0.6% to 13.1% for the three months ended March 31, 2001 from 13.7% for the three months ended March 30, 2000. The decrease was primarily due to reductions in payroll expenses associated with the Company's restructuring program. General and administrative expenses increased $4.7 million, or 9.5%, to $54.2 million for the three months ended March 31, 2001 from $49.5 million for the three months ended March 30, 2000. As a percentage of net sales, general and administrative expenses increased 0.2% to 9.1% for the three months ended March 31, 2001 from 8.9% for the three months ended March 30, 2000. The increase was primarily due to higher depreciation expense associated with increased capital expenditures.

    Other income (expense) - net decreased by $0.4 million, to $(4.5) million for the three months ended March 31, 2001, compared to $(4.9) million for the three months ended March 25, 2000, due primarily to less interest expense on lower long-term debt and bank credit line balances.

    Equity in earnings of affiliates remained unchanged at $0.1 million for the three months ended March 31, 2001 and for the three months ended March 25, 2000.

    For the three months ended March 31, 2001 the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes. For the three months ended March 25, 2000, the Company's effective tax rate was 36.5%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes.


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

    The Company is currently addressing the impact of the Euro on its information systems as well as product and customer concerns. The Company expects to achieve timely Euro information system and product readiness, so as to conduct transactions in the Euro, in accordance with implementation schedules as they are established by the European Commission. The Company does not anticipate that the costs of the overall effort will have a material adverse impact on future results.

E-Commerce

    Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. The Company's distribution business is characterized by rapid technological developments and intense competition. The rapid evolution of on-line commerce will require continuous improvement in performance, features and reliability of Internet content and technology by the Company, particularly in response to competitive offerings. Through the Company's proprietary technologically based suite of products, customers are offered a variety of competitive alternatives. The Company's tradition of reliable service, proven name recognition, and large customer base built on solid customer relationships makes it well situated to participate fully in this rapidly growing aspect of the distribution business. The Company is exploring ways and means of improving and expanding its Internet presence and will continue to do so. In January 2001, the Company announced the unveiling of a new website (http://www.henryschein.com), which includes an array of value-added features. As part of this effort, the Company also launched http://www.sullivanschein.com for its office-based dental practitioner customers.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements have been to fund (a) repayments on bank borrowings, (b) capital expenditures and (c) working capital needs resulting from increased sales, and special inventory forward buy-in opportunities. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through operations, its revolving credit facilities, private placement loans and stock issuances.

    Net cash used in operating activities for the three months ended March 31, 2001 of $12.1 million resulted primarily from a net increase of cash used in operating items of working capital of approximately $36.0 million offset by net income of $14.1 million, adjusted for non-cash charges of approximately $9.8 million. The increase in working capital needs was primarily due to a decrease in accounts payable and other accrued expenses of $51.6 million, mostly due to payments made to vendors for year-end inventory buy-ins, and a $0.3 million increase in inventory, offset by a $8.7 million decrease in accounts receivable and a $7.2 million decrease in other current assets. The Company anticipates future increases in working capital requirements as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

    Net cash used in investing activities for the three months ended March 31, 2001 of $7.2 million resulted primarily from cash used for capital expenditures of $6.2 million. The Company expects that it will invest more than $45.0 million during the year ending December 29, 2001, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

    Net cash used in financing activities for the three months ended March 31, 2001 of $2.2 million resulted primarily from debt repayments of $8.8 million offset primarily by proceeds from the issuance of stock upon exercise of stock options of $6.8 million.

    Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

    The Company's cash and cash equivalents as of March 31, 2001 of $38.1 million consist of bank balances and investments in commercial paper rated AAA by Moody's (or an equivalent rating). These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

    The Company has a $150.0 million revolving credit facility, which has a termination date of August 15, 2002, none of which had been borrowed at March 31, 2001. The Company also has two uncommitted bank lines totaling $30.0 million, none of which had been borrowed at March 31, 2001. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $51.6 million at March 31, 2001, under which $7.8 million has been borrowed.

    On June 30, 1999 and September 25, 1998, the Company completed private placement transactions under which it issued $130.0 million and $100.0 million, respectively, in Senior Notes, the proceeds of which were used respectively, for the permanent financing of its acquisitions of General Injectables and Vaccines and the Heiland Group, as well as repaying and retiring a portion of four uncommitted bank lines and to pay down amounts owed under its revolving credit facility. The $130.0 million notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes and bear interest at a rate of 6.66% per annum. Interest on both notes are payable semi-annually.

    The Company believes that its cash and cash equivalents of $38.1 million as of March 31, 2001, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes to the disclosures made in our annual report on form 10-K for the year ended December 30, 2000, on this matter.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

    The manufacture or distribution of certain products by the Company involves a risk of product liability claims, and from time to time the Company is named as a defendant in products liability cases as a result of its distribution of pharmaceutical and other healthcare products. As of the end of the Company's first fiscal quarter of 2001, the Company was named a defendant in approximately 68 such cases. Of these product liability claims, 52 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in eight lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

    In addition, the Company is subject to other claims, suits and complaints arising in the course of the Company business. In Texas District Court, Travis County, the Company and one of its subsidiaries are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc., Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the Court, on motion, certified both a Windows(R) Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows(R) customers and 15,000 DOS customers could be covered by the judge's ruling. In November of 1999, the Company filed an interlocutory appeal of the District Court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the District Court's certification order. On January 5, 2001, the Company filed a Petition for Review in the Texas Supreme Court asking this court to find "conflicts jurisdiction" to permit review of the District Court's certification order, which appeal is now pending. On April 5, 2001 the Texas Supreme Court requested that the parties file briefs on the merits. During the appeal of the class certification, a trial on the merits is stayed. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HENRY SCHEIN, INC.
                                     (Registrant)



                                     By: /s/ Steven Paladino
                                         -------------------------------------
                                                       STEVEN PALADINO
                                         Executive Vice President,
                                         Chief Financial Officer and Director
                                         (principal financial officer and
                                         accounting officer)




Dated:  May 11, 2001