Form 10-Q
period 2001-06-30
SCHEIN HENRY INC
filed 2001-08-14
CIK 1000228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------

(Mark One)

    X    Quarterly report pursuant to Section 13 or 15(d) of the Securities
  -----  Exchange Act of 1934

For the period ended June 30, 2001

OR

         Transition report pursuant Section 13 or 15(d) of the Securities ----- Exchange Act of 1934

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


                   Yes    X                          No
                        -----                            -----


As of August 10, 2001 there were 42,526,485 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                                      INDEX


                                                                                             Page
                                                                                             ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:
              Balance Sheets as of June 30, 2001 and December 30, 2000 ..................      3

              Statements of Operations for the three and six months ended
                   June 30, 2001 and June 24, 2000 ......................................      4

              Statements of Cash Flows for the six months ended
                   June 30, 2001 and June 24, 2000 ......................................      5

              Notes to Consolidated Financial Statements ................................      6

ITEM 2.       Management's Discussion and Analysis of
                   Financial Condition and Results of Operations ........................     12

ITEM 3.       Quantitative and Qualitative Disclosures about Market Risk ................     18


                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings .........................................................     19

ITEM 4.       Submission of Matters to a Vote of Security Holders .......................     20

ITEM 6.       Exhibits and Reports on Form 8-K ..........................................     20

              Signature .................................................................     21

PART 1.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                          June 30, 2001          December 30, 2000
                                                                                      --------------------     --------------------
                                                                                          (unaudited)                (audited)
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................      $             75,847     $             58,362
     Accounts receivable, less reserves of $28,506 and $27,556, respectively ...                   366,316                  371,668
     Inventories ...............................................................                   258,662                  276,473
     Deferred income taxes .....................................................                    21,842                   21,001
     Prepaid expenses and other ................................................                    46,169                   60,900
                                                                                      --------------------     --------------------
               Total current assets ............................................                   768,836                  788,404
Property and equipment, net of accumulated depreciation and amortization
     of $83,061 and $73,134, respectively ......................................                    96,650                   94,663
Goodwill and other intangibles, net of accumulated amortization
     of $49,739 and $44,419, respectively ......................................                   278,768                  292,018
Investments and other ..........................................................                    57,533                   55,983
                                                                                      --------------------     --------------------
                                                                                      $          1,201,787     $          1,231,068
                                                                                      ====================     ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................      $            169,629     $            216,535
     Bank credit lines .........................................................                     9,117                    4,390
     Accruals:
          Salaries and related expenses ........................................                    38,671                   39,830
          Merger and integration, and restructuring costs ......................                     8,506                   13,735
          Other ................................................................                    80,453                   84,288
     Current maturities of long-term debt ......................................                     4,596                    6,079
                                                                                      --------------------     --------------------
               Total current liabilities .......................................                   310,972                  364,857
Long-term debt .................................................................                   250,799                  266,224
Other liabilities ..............................................................                    13,449                   12,931
                                                                                      --------------------     --------------------
               Total liabilities ...............................................                   575,220                  644,012
                                                                                      --------------------     --------------------
Minority interest ..............................................................                     6,954                    7,996
                                                                                      --------------------     --------------------
Stockholders' equity:
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 42,521,192 and 41,946,284, respectively ......................                       425                      419
     Additional paid-in capital ................................................                   386,276                  373,413
     Retained earnings .........................................................                   260,071                  225,029
     Treasury stock, at cost, 62,479 shares ....................................                    (1,156)                  (1,156)
     Accumulated comprehensive loss ............................................                   (25,599)                 (18,179)
     Deferred compensation .....................................................                      (404)                    (466)
                                                                                      --------------------     --------------------
               Total stockholders' equity ......................................                   619,613                  579,060
                                                                                      --------------------     --------------------
                                                                                      $          1,201,787     $          1,231,068
                                                                                      ====================     ====================

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                       Three Months Ended                 Six Months Ended
                                                              ---------------------------------   ---------------------------------
                                                               June 30, 2001     June 24, 2000     June 30, 2001     June 24, 2000
                                                              ---------------   ---------------   ---------------   ---------------
                                                                                (reclassified)                       (reclassified)

Net sales ..................................................  $       606,285   $       568,631   $     1,200,180   $     1,122,770
Cost of sales ..............................................          439,393           409,816           873,931           814,839
                                                              ---------------   ---------------   ---------------   ---------------
     Gross profit ..........................................          166,892           158,815           326,249           307,931
Operating expenses:
     Selling, general and administrative ...................          131,620           127,248           263,394           252,887
     Merger and integration costs ..........................             --                 585              --                 585
                                                              ---------------   ---------------   ---------------   ---------------
          Operating income .................................           35,272            30,982            62,855            54,459
Other income (expense):
     Interest income .......................................            3,177               924             4,418             2,020
     Interest expense ......................................           (4,896)           (4,847)          (10,264)          (10,699)
     Other - net ...........................................              651              (495)              297              (646)
                                                              ---------------   ---------------   ---------------   ---------------
          Income before taxes on income, minority interest
               and equity in earnings of affiliates ........           34,204            26,564            57,306            45,134
Taxes on income ............................................           12,656             9,774            21,204            16,552
Minority interest in net income of subsidiaries ............              794               549             1,325             1,037
Equity in earnings of affiliates ...........................              156               140               265               234
                                                              ---------------   ---------------   ---------------   ---------------
Net income .................................................  $        20,910   $        16,381   $        35,042   $        27,779
                                                              ===============   ===============   ===============   ===============
Net income per common share:
     Basic .................................................  $          0.49   $          0.40   $          0.83   $          0.68
                                                              ===============   ===============   ===============   ===============
     Diluted ...............................................  $          0.48   $          0.39   $          0.81   $          0.67
                                                              ===============   ===============   ===============   ===============
Weighted average common shares outstanding:
     Basic .................................................           42,363            41,204            42,168            40,959
                                                              ===============   ===============   ===============   ===============
     Diluted ...............................................           43,543            41,702            43,125            41,401
                                                              ===============   ===============   ===============   ===============

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                                    Six Months Ended
                                                                                      ---------------------------------------------
                                                                                          June 30, 2001            June 24, 2000
                                                                                      --------------------     --------------------

Cash flows from operating activities:
     Net income ................................................................      $             35,042     $             27,779
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization ...................................                    17,056                   15,950
               Provision for losses and allowances on accounts receivable ......                       950                    1,294
               Benefit for deferred income taxes ...............................                    (1,581)                    (654)
               Undistributed earnings of affiliates ............................                      (265)                    (234)
               Minority interest in net income of subsidiaries .................                     1,325                    1,037
               Other ...........................................................                        83                     --
     Changes in operating assets and liabilities (net of purchase acquisitions):
          (Increase) decrease in accounts receivable ...........................                      (375)                  26,190
          Decrease in inventories ..............................................                    13,032                    7,331
          Decrease in other current assets .....................................                    13,774                      815
          Decrease in accounts payable and accruals ............................                   (49,762)                 (14,163)
                                                                                      --------------------     --------------------
Net cash provided by operating activities ......................................                    29,279                   65,345
                                                                                      --------------------     --------------------

Cash flows from investing activities:
     Capital expenditures ......................................................                   (12,986)                 (11,573)
     Business acquisitions, net of cash acquired ...............................                      --                     (1,171)
     Other .....................................................................                    (1,031)                   1,135
                                                                                      --------------------     --------------------
Net cash used in investing activities ..........................................                   (14,017)                 (11,609)
                                                                                      --------------------     --------------------

Cash flows from financing activities:
     Principal payments on long-term debt ......................................                    (3,889)                  (2,762)
     Proceeds from issuance of stock upon exercise of stock
         options by employees ..................................................                    10,381                      545
     Proceeds from  borrowings from banks ......................................                     5,340                    5,661
     Payments on borrowings from banks .........................................                   (10,868)                 (39,982)
     Other .....................................................................                      (175)                     960
                                                                                      --------------------     --------------------
Net cash provided by (used in) financing activities ............................                       789                  (35,578)
                                                                                      --------------------     --------------------
Net increase in cash and cash equivalents ......................................                    16,051                   18,158
Effect of foreign exchange rate changes on cash ................................                     1,434                    1,723
                                                                                      --------------------     --------------------
Cash and cash equivalents, beginning of period .................................                    58,362                   26,019
                                                                                      --------------------     --------------------
Cash and cash equivalents, end of period .......................................      $             75,847     $             45,900
                                                                                      ====================     ====================


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

         In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. The Company follows the same accounting policies in preparation of interim financial statements. The results of operations and cash flows for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2001 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

Note 2.  Accounting Policy - Derivative Financial Instruments

         The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies and interest rates. Derivative products, such as foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying certain intercompany debt and forecasted transactions with customers and vendors. The Company also enters into interest rate swap and cap agreements to modify the interest characteristics of its outstanding floating rate long-term debt. The Company's accounting policies for these instruments are based on its designation of such instruments as hedging transactions. The Company does not enter such contracts for speculative purposes. The Company records all derivative instruments on the balance sheet at fair value.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
               (in thousands, except employee and per share data)
                                   (unaudited)


Note 3.  Business Acquisitions

         In connection with the prior years' acquisitions, the Company incurred certain merger and integration costs. The following table shows amounts paid against the merger and integration accrual during the six months ended June 30, 2001:

                                                             Balance at                              Balance at
                                                         December 30, 2000       Payments          June 30, 2001
                                                          ---------------     ---------------     ---------------

         Severance and other direct costs ...........     $           747     $          (277)    $           470
         Direct transaction and other
               integration costs ....................               4,140                (920)              3,220
                                                          ---------------     ---------------     ---------------
                                                          $         4,887     $        (1,197)    $         3,690
                                                          ===============     ===============     ===============

         For the six months ended June 30, 2001, 11 employees received severance and 3 were owed severance at June 30, 2001.

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

         The following table shows amounts paid against the restructuring accrual during the six months ended June 30, 2001:

                                                                                                  Adjustments
                                                           Balance at                              to Reflect          Balance at
                                                       December 30, 2000        Payments          Actual Cost        June 30, 2001
                                                        ---------------     ---------------     ---------------     ---------------

Severance costs ....................................    $         4,007     $        (3,249)    $           305     $         1,063
Facility closing costs .............................              3,684                (596)                289               3,377
Other professional and consulting costs ............              1,157                (187)               (594)                376
                                                        ---------------     ---------------     ---------------     ---------------
                                                        $         8,848     $        (4,032)    $          --       $         4,816
                                                        ===============     ===============     ===============     ===============

         For the six months ended June 30, 2001, 104 employees received severance and 23 were owed severance at June 30, 2001.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
               (in thousands, except employee and per share data)
                                   (unaudited)


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

         The Company purchases short-term foreign currency forward contracts to protect against currency exchange risks associated primarily with the ultimate repayment of certain intercompany loans. All gains and losses relating to the Company's foreign currency forward contracts were not material for the six months ended June 30, 2001 and are included in the Statement of Operations under Other-net.

         In addition, to manage its exposure to changes in interest rates, the Company has entered into an interest rate swap agreement and an interest rate cap to hedge portions of its total long-term debt that are subject to variable interest rates. These contracts are considered to be a hedge against changes in the amount of future cash flows associated with the interest payments on variable rate debt obligations.

         All gains and losses recognized in earnings during the period relating to the interest rate swap and cap were not material for the six months ended June 30, 2001 and are included in the Statement of Operations under Interest expense. Any values reported in Comprehensive Income will be reclassified to earnings over the term of the agreements, through 2005. The Company does not expect material amounts to be reclassified to earnings during 2001.

Note 6.  Comprehensive Income

         Net comprehensive income for the three and six months ended June 30, 2001 and June 24, 2000 is as follows:

                                                                  Three Months Ended                     Six Months Ended
                                                          ----------------------------------    ----------------------------------
                                                           June 30, 2001      June 24, 2000      June 30, 2001      June 24, 2000
                                                          ---------------    ---------------    ---------------    ---------------
Net income ...........................................    $        20,910    $        16,381    $        35,042    $        27,779
Unrealized gain (loss) on derivative instruments .....                128               --                  (91)              --
Foreign currency translation adjustments .............             (2,395)            (3,259)            (7,329)            (6,673)
                                                          ---------------    ---------------    ---------------    ---------------
Net comprehensive income .............................    $        18,643    $        13,122    $        27,622    $        21,106
                                                          ===============    ===============    ===============    ===============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
               (in thousands, except employee and per share data)
                                   (unaudited)


Note 7.  Segment Data

         The Company has two reportable segments, healthcare distribution and technology. The healthcare distribution segment, which is comprised of the Company's dental, medical, veterinary and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals primarily in the combined North American and European markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers in North America and Europe. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the North American market.

    The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:

                                                                  Three Months Ended                       Six Months Ended
                                                         -----------------------------------     -----------------------------------
                                                          June 30, 2001       June 24, 2000       June 30, 2001       June 24, 2000
                                                         ---------------     ---------------     ---------------     ---------------
Net Sales:
Healthcare distribution (1):
     Dental .........................................    $       276,455     $       264,973     $       541,950     $       519,279
     Medical ........................................            202,364             174,332             398,272             344,033
     Veterinary .....................................             13,397              14,275              26,163              27,635
     International (2) ..............................             95,729              97,498             198,473             197,535
                                                         ---------------     ---------------     ---------------     ---------------
          Total healthcare distribution .............            587,945             551,078           1,164,858           1,088,482
Technology (3) ......................................             18,340              17,553              35,322              34,288
                                                         ---------------     ---------------     ---------------     ---------------
                                                         $       606,285     $       568,631     $     1,200,180     $     1,122,770
                                                         ===============     ===============     ===============     ===============

------------------------------

(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(2) Consists of products sold in Dental, Medical and Veterinary groups in European markets.
(3) Consists of practice management software and other value-added products and services.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
               (in thousands, except employee and per share data)
                                   (unaudited)


Note 7. Segment Data -- (Continued)

                                                                  Three Months Ended                      Six Months Ended
                                                         -----------------------------------    -----------------------------------
                                                          June 30, 2001       June 24, 2000      June 30, 2001       June 24, 2000
                                                         ---------------     ---------------    ---------------     ---------------
Operating income:
     Healthcare distribution ........................    $        28,361     $        25,048    $        49,416     $        42,391
     Technology (includes merger and
          integration costs of $0 and $585, and
          $0 and $585, respectively) ................              6,911               5,934             13,439              12,068
                                                         ---------------     ---------------    ---------------     ---------------
Total ...............................................    $        35,272     $        30,982    $        62,855     $        54,459
                                                         ===============     ===============    ===============     ===============


                                                                                                 June 30, 2001       June 24, 2000
                                                                                                ---------------     ---------------
Total assets:
     Healthcare distribution ........................                                           $     1,169,396     $     1,137,551
     Technology .....................................                                                    99,359              83,689
                                                                                                ---------------     ---------------
Total assets for reportable segments ................                                                 1,268,755           1,221,240
     Receivables due from healthcare distribution
          segment ...................................                                                   (58,821)            (44,752)
     Receivables due from technology segment ........                                                    (8,147)             (5,581)
                                                                                                ---------------     ---------------
Consolidated total assets ...........................                                           $     1,201,787     $     1,170,907
                                                                                                ===============     ===============

Note 8. Earnings per Share

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                                  Three Months Ended                      Six Months Ended
                                                         -----------------------------------    -----------------------------------
                                                          June 30, 2001       June 24, 2000      June 30, 2001       June 24, 2000
                                                         ---------------     ---------------    ---------------     ---------------
Basic ...............................................             42,363              41,204             42,168              40,959
Effect of assumed conversion of employee
     stock options ..................................              1,180                 498                957                 442
                                                         ---------------     ---------------    ---------------     ---------------
Diluted .............................................             43,543              41,702             43,125              41,401
                                                         ===============     ===============    ===============     ===============

         Options to purchase approximately 1,084,000, 3,483,000, 1,535,000, and 3,896,000 shares of common stock at prices ranging from $37.50 to $46.00, $16.53 to $46.00, $34.52 to $46.00 and $15.48 to $46.00 per share that were outstanding during the three months ended and six months ended June 30, 2001 and June 24, 2000, respectively, were excluded from the computation of diluted earnings per share for each of the respective periods because the options' exercise prices exceeded the fair market value of the Company's common stock.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (continued)
               (in thousands, except employee and per share data)
                                   (unaudited)


Note 9. Effect of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

         FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142.

         Certain of the Company's business combinations effected prior to June 30, 2001 were accounted for using the pooling-of-interests method. The pooling-of-interest method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of FAS 141 and FAS 142 will not have any effect with respect to the Company's prior transactions that were accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets. With respect to the Company's business comnbinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill and other intangible assets as of June 30, 2001 were $270,328 and $8,440, respectively. Amortization expense during the six-month period ended June 30, 2001 was $5,869. At present, the Company is currently assessing, but has not yet determined, the impact the adoption of FAS 141 and FAS 142 will have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

Three Months Ended June 30, 2001 compared to Three Months Ended June 24, 2000

         Net sales increased $37.7 million, or 6.6%, to $606.3 million for the three months ended June 30, 2001 from $568.6 million for the three months ended June 24, 2000. Of the $37.7 million increase, approximately $36.9 million, or 97.9%, represented a 6.7% increase in the Company's healthcare distribution business. As part of this increase, approximately $28.1 million represented a 16.1% increase in the Company's medical business, $11.5 million represented a 4.3% increase in its dental business, $(1.8) million represented a 1.8% decrease in its international business, and $(0.9) million represented a 6.2% decrease in its veterinary business. The increase in medical net sales was primarily attributable to increased sales to core physicians office, alternate care, and the injectables markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the international market, the decrease in net sales was primarily due to unfavorable exchange rates to the U.S. dollar, partially offset by increased account penetration in Germany, France and Spain. Had net sales for the international market been translated at the same rates as 2000, international net sales would have increased by 5.3%. In the veterinary market, the decrease in net sales was primarily due to a loss of a product line. The remaining increase in second quarter 2001 net sales was due to the technology business, which increased $0.8 million, or 4.5%, to $18.3 million for the three months ended June 30, 2001, from $17.5 million for the three months ended June 24, 2000. The increase in technology and value-added product net sales was primarily due to increased sales of practice management software products and related services.

         Gross profit increased by $8.1 million, or 5.1%, to $166.9 million for the three months ended June 30, 2001 from $158.8 million for the three months ended June 24, 2000. Gross profit margin decreased 0.4% to 27.5% from 27.9% for the same period last year. Healthcare distribution gross profit increased $6.7 million, or 4.6%, to $153.8 million for the three months ended June 30, 2001 from $147.1 million for the three months ended June 24, 2000. Healthcare distribution gross profit margin decreased by 0.5% to 26.2% for the three months ended June 30, 2001 from 26.7% for the three months ended June 24, 2000, primarily due to changes in sales mix. Technology gross profit increased by $1.4 million or 12.0% to $13.1 million for the three months ended June 30, 2001 from $11.7 million for the three months ended June 24, 2000, primarily, due to sales volume. Technology gross profit margins increased by 4.4% to 71.2% for three months ended June 30, 2001 from 66.8% for the three months ended June 24, 2000, primarily due to changes in sales mix.

         Selling, general and administrative expenses increased by $4.4 million, or 3.5%, to $131.6 million for the three months ended June 30, 2001 from $127.2 million for the three months ended June 24, 2000. Selling and shipping expenses increased by $4.7 million, or 6.1%, to $81.7 million for the three months ended June 30, 2001 from $77.0 million for the three months ended June 24, 2000. As a percentage of net sales, selling and shipping expenses remained constant at 13.5% for the three months ended June 30, 2001 and for the three months ended June 24, 2000. General and administrative expenses decreased $(0.3) million, or 0.6%, to $49.9 million for the three months ended June 30, 2001 from $50.2 million for the three months ended June 24, 2000. As a percentage of net sales, general and administrative expenses decreased 0.6% to 8.2% for the three months ended June 30, 2001 from 8.8% for the three months ended June 24, 2000. The decrease was primarily due to reductions in payroll expenses associated with the Company's restructuring program announced in the third quarter of last year.

         Other income (expense) - net decreased by $3.3 million, to $(1.1) million for the three months ended June 30, 2001, compared to $(4.4) million for the three months ended June 24, 2000, due primarily to higher interest income on long-term loans receivables, and short term investments, higher finance charge income on trade accounts receivable and foreign currency gains.

         Equity in earnings of affiliates increased $0.1 million to $0.2 million for the three months ended June 30, 2001 from $0.1 million for the three months ended June 24, 2000.

         For the three months ended June 30, 2001 the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes. For the three months ended June 24, 2000, the Company's effective tax rate was 36.8%. Excluding merger and integration costs, none of which were deductible for income tax purposes, the Company's effective tax rate would have been 36.0%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes.


Six Months Ended June 30, 2001 compared to Six Months Ended June 24, 2000

         Net sales increased $77.4 million, or 6.9%, to $1,200.2 million for the six months ended June 30, 2001 from $1,122.8 million for the six months ended June 24, 2000. Of the $77.4 million increase, approximately $76.4 million, or 98.7%, represented a 7.0% increase in the Company's healthcare distribution business. As part of this increase approximately $54.2 million represented a 15.8% increase in the Company's medical business, $22.6 million represented a 4.4% increase in its dental business, $1.0 million represented a 0.5% increase in its international business and $(1.4) million represented a 5.1% decrease in its veterinary business. The increase in medical net sales was primarily attributable to increased sales to core physicians office, alternate care, and the injectables markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the international market, the increase in net sales was primarily due to increased account penetration in France, Germany, and Spain offset by unfavorable exchange rates to the U.S. dollar. Had net sales for the international market been translated at the same rates as 2000, international net sales would have increased by 8.2%. In the veterinary market, the decrease in net sales was primarily due to a loss of a product line. The remaining increase in 2001 net sales was due to the technology business, which increased $1.0 million, or 2.9%, to $35.3 million for the six months ended June 30, 2001, from $34.3 million for the six months ended June 24, 2000. The increase in technology and value-added product net sales was primarily due to increased sales of practice management software products and related services.

         Gross profit increased by $18.3 million, or 5.9%, to $326.2 million for the six months ended June 30, 2001 from $307.9 million for the six months ended June 24, 2000. Gross profit margin decreased 0.2% to 27.2% from 27.4% for the same period last year. Healthcare distribution gross profit increased $15.9 million, or 5.6%, to $300.8 million for the six months ended June 30, 2001 from $284.9 million for the six months ended June 24, 2000. Healthcare distribution gross profit margin decreased by 0.4% to 25.8% for the six months ended June 30, 2001 from 26.2% for the six months ended June 24, 2000, primarily due to changes in sales mix. Technology gross profit increased by $2.4 million or 10.4% to

$25.4 million for the six months ended June 30, 2001 from $23.0 million for the six months ended June 24, 2000 primarily due to sales volume. Technology gross profit margins increased by 4.9% to 72.0% for the six months ended June 30, 2001 from 67.1% for the six months ended June 24, 2000, primarily due to changes in sales mix.

         Selling, general and administrative expenses increased by $10.5 million, or 4.2%, to $263.4 million for the six months ended June 30, 2001 from $252.9 million for the six months ended June 24, 2000. Selling and shipping expenses increased by $6.2 million, or 4.0%, to $159.3 million for the six months ended June 30, 2001 from $153.1 million for the six months ended June 24, 2000. As a percentage of net sales, selling and shipping expenses decreased 0.3% to 13.3% for the six months ended June 30, 2001 from 13.6% for the six months ended June 24, 2000. The decrease was primarily due to reductions in payroll expenses associated with the Company's restructuring program announced in the third quarter of last year. General and administrative expenses increased $4.3 million, or 4.3%, to $104.1 million for the six months ended June 30, 2001 from $99.8 million for the six months ended June 24, 2000. As a percentage of net sales, general and administrative expenses decreased 0.2% to 8.7% for the six months ended June 30, 2001 from 8.9% for the six months ended June 24, 2000. The decrease was primarily due to reductions in payroll expenses also associated with the Company's restructuring program.

         Other income (expense) - net decreased by $3.8 million, to $(5.5) million for the six months ended June 30, 2001, compared to $(9.3) million for the six months ended June 24, 2000, due primarily to higher interest income on long-term receivables, higher finance charge income on receivables, foreign currency gains, and lower interest expense due to reductions in long-term debt and bank credit line balances.

         Equity in earnings of affiliates increased $0.1 million to $0.3 million for the six months ended June 30, 2001 from $0.2 million for the six months ended June 24, 2000.

         For the six months ended June 30, 2001 the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes. For the six months ended June 24, 2000, the Company's effective tax rate was 36.7%. Excluding merger and integration costs, none of which were deductible for income tax purposes, the Company's effective tax rate would have been 36.2%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes.

Fluctuations in Quarterly Earnings

         The Company's business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the fourth quarter due to purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits have been lower in the first quarter, primarily due to increase purchases in the prior quarter. Our quarterly results may also be adversely affected by a variety of other factors, including fluctuations in exchange rates associated with international operations, the timing of acquisitions and related costs, the effectiveness of sales and marketing programs and adverse weather conditions.

Effect of Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

         FAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142.

         Certain of the Company's business combinations effected prior to June 30, 2001 were accounted for using the pooling-of-interests method. The pooling-of-interest method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of FAS 141 and FAS 142 will not have any effect with respect to the Company's prior transactions that were accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets. With respect to the Company's business comnbinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill and other intangible assets as of June 30, 2001 were $270,328 and $8,440, respectively. Amortization expense during the six-month period ended June 30, 2001 was $5,869. At present, the Company is currently assessing, but has not yet determined, the impact the adoption of FAS 141 and FAS 142 will have on its financial position and results of operations.


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

E-Commerce

         Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. The Company's distribution business is characterized by rapid technological developments and intense competition. The rapid evolution of on-line commerce will require continuous improvement in performance, features and reliability of Internet content and technology by the Company, particularly in response to competitive offerings. Through the Company's proprietary technologically based suite of products, customers are offered a variety of competitive alternatives. The Company believes that its tradition of reliable service, proven name recognition, and large customer base built on solid customer relationships makes it well situated to participate fully in this rapidly growing aspect of the distribution business. The Company is exploring ways and means of improving and expanding its Internet presence and will continue to do so. In January 2001, the Company announced the unveiling of a new website (http://www.henryschein.com), which includes an array of value-added features. As part of this effort, the Company also launched http://www.sullivanschein.com for its office-based dental practitioner customers.

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

         Net cash provided by operating activities for the six months ended June 30, 2001 of $29.3 million resulted primarily from net income of $35.0 million, non-cash charges of approximately $17.6 million, offset by a net increase of cash used in operating items of working capital of approximately $23.3 million. The increase in working capital needs was primarily due to a decrease in accounts payable and other accrued expenses of $49.7 million, mostly due to payments made to vendors for year-end inventory buy-ins, and a $0.4 million increase in accounts receivable, offset by a $13.8 million decrease in other current assets and a $13.0 million decrease in inventory. The Company anticipates future increases in working capital requirements as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

         Net cash used in investing activities for the six months ended June 30, 2001 of $14.0 million resulted primarily from cash used for capital expenditures of $13.0 million. The Company expects that it will invest more than $45.0 million during the year ending December 29, 2001, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

         Net cash provided by financing activities for the six months ended June 30, 2001 of $0.8 million resulted primarily from proceeds from the issuance of stock upon exercise of stock options of $10.4 million, offset primarily by net debt repayments of $9.4 million.

         Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

         The Company's cash and cash equivalents as of June 30, 2001 of $75.8 million consist of bank balances and investments in commercial paper rated AAA by Moody's (or an equivalent rating). These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

         The Company has a $150.0 million revolving credit facility, which has a termination date of August 15, 2002, none of which had been borrowed at June 30, 2001. The Company also has one uncommitted bank line of $15.0 million, none of which had been borrowed at June 30, 2001. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $43.2 million at June 30, 2001, under which $9.1 million has been borrowed.

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

         The Company believes that its cash and cash equivalents of $75.8 million as of June 30, 2001, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

Disclosure Regarding Forward-Looking Statements

         The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in this Form 10-Q contains information that is forward-looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of health care practitioners, the impact of health care reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restrictions on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-Q and prior SEC filings. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Form 10-Q and prior SEC filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         There were no material changes to the disclosures made in our report 10-K for the year ended December 30, 2000, on this matter.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         The Company's business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time the Company is named as a defendant in cases as a result of its distribution of pharmaceutical and other healthcare products. As of June 30, 2001, the Company was named a defendant in approximately 70 product liability cases. Of these claims, 54 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

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

         The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. In many cases in which the Company has been sued in connection with products manufactured by others, the Company is provided by indemnification by the manufacturer There can be no assurance that the coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. In the opinion of the Company, all pending matters are covered by insurance or will not otherwise seriously harm the Company's financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Company's Annual Meeting of Stockholders held on June 6, 2001, the stockholders of the Company took the following actions:

         (i) Re-elected the following individuals to the Company's Board of
         Directors:

         Stanley M. Bergman             (37,247,343 shares voting for; 1,741,228 shares withheld)
         James P. Breslawski            (37,248,541 shares voting for; 1,740,030 shares withheld)
         Gerald A. Benjamin             (37,245,743 shares voting for; 1,742,828 shares withheld)
         Leonard A. David               (37,291,614 shares voting for; 1,696,957 shares withheld)
         Mark E. Mlotek                 (37,288,102 shares voting for; 1,700,469 shares withheld)
         Steven Paladino                (37,294,979 shares voting for; 1,693,592 shares withheld)
         Barry J. Alperin               (37,836,820 shares voting for; 1,151,751 shares withheld)
         Pamela Joseph                  (37,839,890 shares voting for; 1,148,681 shares withheld)
         Donald J. Kabat                (37,836,808 shares voting for; 1,151,763 shares withheld)
         Marvin H. Schein               (37,663,520 shares voting for; 1,325,051 shares withheld)
         Irving Shafran                 (37,838,498 shares voting for; 1,150,073 shares withheld)

         (ii) Approved the amendment to the Company's 1994 Stock Option Plan (35,645,686 shares voting for; 3,032,297 shares voting against; 306,938 abstaining).

         (iii) Approved the 2001 Section 162(m) Cash Bonus Plan (37,855,597 shares voting for; 824,106 shares voting against; 308,218 abstaining).

         (iv) Ratified the selection of BDO Seidman, LLP as the Company's independent auditors for the year ended December 29, 2001 (38,731,996 shares voting for; 210,803 shares voting against; 45,122 abstaining).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

                10.1 The Company's 1994 Stock Option Plan, as amended and restated, as of June 6, 2001. Amendment on June 6, 2001 increased the number of shares of Common Stock issuable upon exercise of options by 1,600,000. (Incorporated by reference to the final appendix to the Company's revised definitive Proxy Statement on Form 14A, filed on May 2, 2001)

                10.2 The Company's 2001 Section 162(m) Cash Bonus Plan (Incorporated by reference to Appendix B to the Company's revised definitive Proxy Statement on Form 14A, filed on May 2,
                2001)

     (b) Reports on Form 8-K.

         None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HENRY SCHEIN, INC.
                                    (Registrant)



                                    By: /s/ Steven Paladino
                                    -------------------------------------------
                                    STEVEN PALADINO
                                    Executive Vice President and
                                    Chief Financial Officer and Director
                                    (principal financial officer and accounting
                                    officer)





Dated:  August 14, 2001