Form 10-Q
period 2001-09-29
SCHEIN HENRY INC
filed 2001-11-13
CIK 1000228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ---------
                                   FORM 10-Q
                                   ---------



(Mark One)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the period ended September 29, 2001

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

     As of November 8, 2001 there were 42,680,355 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                                      INDEX
                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements:
          Balance Sheets as of September 29, 2001 and December 30, 2000....   3

          Statements of Operations for the three and nine months ended
            September 29, 2001 and September 23, 2000......................   4

          Statements of Cash Flows for the nine months ended
            September 29, 2001 and September 23, 2000......................   5

          Notes to Consolidated Financial Statements.......................   6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations..................  13

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk.......  20


                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings................................................  21

ITEM 6.   Exhibits and Reports on Form 8-K.................................  22

          Signature........................................................  22

PART 1.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                September 29,     December 30,
                                                                                    2001              2000
                                                                                -------------     ------------
                                                                                 (unaudited)       (audited)
                                    ASSETS
Current assets:
     Cash and cash equivalents.................................................. $  107,854       $   58,362
     Accounts receivable, less reserves of $28,863 and $27,556, respectively....    416,106          371,668
     Inventories................................................................    248,956          276,473
     Deferred income taxes......................................................     22,945           21,001
     Prepaid expenses and other.................................................     45,917           60,900
                                                                                  ---------        ----------
               Total current assets.............................................    841,778          788,404
Property and equipment, net of accumulated depreciation and amortization
     of  $89,113 and $73,134, respectively......................................    109,008           94,663
Goodwill and other intangibles, net of accumulated amortization
     of  $53,216 and $44,419, respectively......................................    276,189          292,018
Investments and other...........................................................     54,461           55,983
                                                                                  ----------       ----------
                                                                                 $1,281,436       $1,231,068
                                                                                  ==========       ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable........................................................... $  200,243       $  216,535
     Bank credit lines..........................................................      8,878            4,390
     Accruals:
          Salaries and related expenses.........................................     32,737           39,830
          Merger, integration and restructuring costs...........................      7,489           13,735
          Accrued income taxes..................................................     23,731            1,720
          Other.................................................................     76,213           82,568
     Current maturities of long-term debt.......................................      8,459            6,079
                                                                                  ----------       ----------
               Total current liabilities........................................    357,750          364,857
Long-term debt..................................................................    250,651          266,224
Other liabilities...............................................................     12,477           12,931
                                                                                  ----------       ----------
               Total liabilities................................................    620,878          644,012
                                                                                  ----------       ----------
Minority interest...............................................................      6,161            7,996
                                                                                  ----------       ----------
Stockholders' equity:
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 42,668,355 and 41,946,284, respectively.......................        426              419
     Additional paid-in capital.................................................    390,789          373,413
     Retained earnings..........................................................    285,266          225,029
     Treasury stock, at cost, 62,479 shares.....................................     (1,156)          (1,156)
     Accumulated comprehensive loss.............................................    (20,556)         (18,179)
     Deferred compensation......................................................       (372)            (466)
                                                                                  ----------       ----------
               Total stockholders' equity.......................................    654,397          579,060
                                                                                  ----------       ----------
                                                                                 $1,281,436       $1,231,068
                                                                                  ==========       ==========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                 ----------------------------     ----------------------------
                                                 September 29,  September 23,     September 29,  September 23,
                                                     2001           2000              2001           2000
                                                 -------------  -------------     -------------  -------------
                                                               (reclassified)                   (reclassified)

Net sales.........................................$ 659,774      $ 603,319        $ 1,859,954    $ 1,726,089
Cost of sales.....................................  480,918        441,368          1,354,849      1,256,207
                                                   ---------      ---------         ----------     ----------
     Gross profit.................................  178,856        161,951            505,105        469,882
Operating expenses:
     Selling, general and administrative..........  136,981        127,620            400,375        380,507
     Merger and integration costs.................        -              -                  -            585
     Restructuring costs..........................        -          5,387                  -          5,387
                                                   ---------      ---------         ----------     ----------
          Operating income........................   41,875         28,944            104,730         83,403
Other income (expense):
     Interest income..............................    2,266          2,322              6,684          4,342
     Interest expense.............................   (3,843)        (4,841)           (14,107)       (15,540)
     Other - net..................................       87            108                384           (538)
                                                   ---------      ---------         ----------     ----------
          Income before taxes on income,
               minority interest and equity
               earnings (losses) of affiliates....   40,385         26,533             97,691         71,667
Taxes on income...................................   14,942          9,623             36,146         26,175
Minority interest in net income of subsidiaries...      322            338              1,647          1,375
Equity in earnings (losses) of affiliates.........       74           (334)               339           (100)
                                                   ---------      ---------         ----------     ----------
Net income........................................$  25,195      $  16,238        $    60,237    $    44,017
                                                   =========      =========         ==========     ==========
Net income per common share:
     Basic........................................$    0.59      $    0.39        $      1.42    $      1.07
                                                   =========      =========         ==========     ==========
     Diluted......................................$    0.58      $    0.39        $      1.39    $      1.06
                                                   =========      =========         ==========     ==========
Weighted average common shares outstanding:
     Basic........................................   42,488         41,251             42,276         41,062
                                                   =========      =========         ==========     ==========
     Diluted......................................   43,517         41,860             43,188         41,568
                                                   =========      =========         ==========     ==========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                      Nine Months Ended
                                                                                -----------------------------
                                                                                September 29,   September 23,
                                                                                    2001            2000
                                                                                -------------   -------------
Cash flows from operating activities:
   Net income................................................................... $  60,237       $  44,017
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation and amortization..........................................    26,249          24,002
         Provision for losses and allowances on trade and other receivables.....     4,921           3,715
         Stock issued to ESOP trust.............................................     2,224           2,193
         Change in deferred income taxes........................................    (3,943)         (2,010)
         Undistributed (earnings) losses of affiliates..........................      (339)            100
         Minority interest in net income of subsidiaries........................     1,647           1,375
         Other..................................................................     5,465             (45)
   Changes in operating assets and liabilities (net of purchase acquisitions):
      Increase in accounts receivable...........................................   (47,442)         (9,172)
      Decrease in inventories...................................................    24,723          17,907
      Decrease (increase) in other current assets...............................    14,701          (6,591)
      (Decrease) increase in accounts payable and accruals......................    (9,320)          9,614
                                                                                  ---------       ---------
Net cash provided by operating activities.......................................    79,123          85,105
                                                                                  ---------       ---------
Cash flows from investing activities:
   Capital expenditures.........................................................   (30,010)        (19,516)
   Business acquisitions, net of cash acquired..................................      (336)         (6,838)
   Other........................................................................    (2,587)         (2,390)
                                                                                  ---------       ---------
Net cash used in investing activities...........................................   (32,933)        (28,744)
                                                                                  ---------       ---------
Cash flows from financing activities:
   Proceeds from issuance of long-term debt.....................................    10,166             -
   Principal payments on long-term debt.........................................   (11,972)         (3,909)
   Proceeds from issuance of stock upon exercise of stock
      options by employees......................................................    12,374             839
   Proceeds from  borrowings from banks.........................................     6,193           9,714
   Payments on borrowings from banks............................................   (12,017)        (56,556)
   Other........................................................................      (396)          1,049
                                                                                  ---------       ---------
Net cash provided by (used in) financing activities.............................     4,348         (48,863)
                                                                                  ---------       ---------
Net increase in cash and cash equivalents.......................................    50,538           7,498
Effect of foreign exchange rate changes on cash.................................    (1,046)          3,725
                                                                                  ---------       ---------
Cash and cash equivalents, beginning of period..................................    58,362          26,019
                                                                                  ---------       ---------
Cash and cash equivalents, end of period........................................ $ 107,854       $  37,242
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

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 30, 2000. The Company follows the same accounting policies in preparation of interim financial statements. The results of operations and cash flows for the nine months ended September 29, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending December 29, 2001 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

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

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
               (in thousands, except employee and per share data)
                                  (unaudited)

Note 2.  Accounting Policy - Derivative Financial Instruments-- (Continued)

     On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133") Accounting for Derivative Instruments and Hedging Activities, as amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting FAS 133 on the Company's Statement of Operations and Balance Sheet was not material.

Note 3.  Business Acquisitions

     In connection with the prior years' acquisitions, the Company incurred certain merger and integration costs. The following table shows amounts paid against the merger and integration accrual during the nine months ended September 29, 2001:

                                     Balance at                  Balance at
                                    December 30,    Payments    September 29,
                                        2000                        2001
                                    ------------    --------    -------------
Severance and other direct costs...  $   747       $  (344)      $   403
Direct transaction and other
      integration costs............    4,140        (1,191)        2,949
                                      -------       -------       -------
                                     $ 4,887       $(1,535)      $ 3,352
                                      =======       =======       =======

     For the nine months ended September 29, 2001, 11 employees received severance and 1 was owed severance at September 29, 2001.

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

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
               (in thousands, except employee and per share data)
                                  (unaudited)

Note 4.  Plan of Restructuring-- (Continued)

     The following table shows amounts paid against the restructuring accrual during the nine months ended September 29, 2001:

                                           Balance at               Adjustments   Balance at
                                          December 30,   Payments   to Reflect   September 29,
                                              2000                  Actual Cost       2001
                                          ------------  ---------   -----------  -------------
Severance costs...........................  $ 4,007     $(3,573)     $   305        $   739
Facility closing costs....................    3,684        (939)         289          3,034
Other professional and consulting costs...    1,157        (199)        (594)           364
                                             -------     -------      ------         -------
                                            $ 8,848     $(4,711)     $   -          $ 4,137
                                             =======     =======      =======        =======

     For the nine months ended September 29, 2001, 104 employees received severance and 17 were owed severance at September 29, 2001.

Note 5.  Comprehensive Income

     Net comprehensive income for the three and nine months ended September 29, 2001 and September 23, 2000 is as follows:

                                                Three Months Ended                 Nine Months Ended
                                           -----------------------------     -----------------------------
                                           September 29,   September 23,     September 29,   September 23,
                                               2001            2000              2001            2000
                                           -------------   -------------     -------------   -------------
Net income................................. $ 25,195        $ 16,238          $ 60,237        $ 44,017
Foreign currency translation adjustments...    4,952          (6,941)           (2,377)        (13,614)
                                             --------        --------          --------        --------
Net comprehensive income................... $ 30,147        $  9,297          $ 57,860        $ 30,403
                                             ========        ========          ========        ========

Note 6.  Segment Data

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

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
               (in thousands, except employee and per share data)
                                  (unaudited)

Note 6.  Segment Data-- (Continued)

     The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. The following tables present information about the Company's business segments:

                                              Three Months Ended             Nine Months Ended
                                         -----------------------------  -----------------------------
                                         September 29,   September 23,  September 29,   September 23,
                                              2001            2000           2001           2000
                                         -------------   -------------  -------------   -------------
Net Sales:
Healthcare distribution (1):
     Dental...............................$ 276,163       $ 264,351    $   818,113     $   783,630
     Medical..............................  260,002         219,323        658,274         563,356
     Veterinary...........................   13,432          14,358         39,595          41,993
     International (2)....................   92,811          89,374        291,284         286,909
                                           --------        --------      ---------       ---------

          Total healthcare distribution...  642,408         587,406      1,807,266       1,675,888
Technology (3)............................   17,366          15,913         52,688          50,201
                                           --------        --------      ---------       ---------
                                          $ 659,774       $ 603,319    $ 1,859,954     $ 1,726,089
                                           ========        ========      =========       =========

----------
(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(2) Consists of products sold in Dental, Medical and Veterinary groups primarily in European markets.
(3) Consists of practice management software and other value-added products and services.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
               (in thousands, except employee and per share data)
                                   (unaudited)

Note 6. Segment Data -- (Continued)

                                                           Three Months Ended              Nine Months Ended
                                                     -----------------------------  -----------------------------
                                                     September 29,   September 23,  September 29,   September 23,
                                                         2001            2000           2001            2000
                                                     -------------   -------------  -------------   -------------
Operating income:
     Healthcare distribution (includes
         restructuring costs of $0 and $5,029,
         and $0 and $5,029, respectively)...........   $ 35,922        $ 23,301      $  85,338        $ 65,692
     Technology (includes merger and integration
         and restructuring costs of $0, $358,
          and $0 and $943, respectively) ...........      5,953           5,643         19,392          17,711
                                                         ------          ------        -------          ------
Total ..............................................   $ 41,875        $ 28,944      $ 104,730        $ 83,403
                                                         ======          ======        =======          ======


                                                                                    September 29,   September 23,
                                                                                         2001           2000
                                                                                    -------------   -------------
Total assets:
     Healthcare distribution........................                               $ 1,219,620     $ 1,150,260
     Technology.....................................                                   124,766          90,593
                                                                                     ---------       ---------
Total assets for reportable segments................                                 1,344,386       1,240,853
     Receivables due from healthcare distribution
          segment...................................                                   (58,478)        (49,694)
     Receivables due from technology segment........                                    (4,472)         (6,853)
                                                                                     ---------       ---------
Consolidated total assets...........................                               $ 1,281,436     $ 1,184,306
                                                                                     =========       =========

Note 7. Earnings per Share

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                  Three Months Ended                 Nine Months Ended
                                              -----------------------------   -----------------------------
                                              September 29,   September 23,   September 29,   September 23,
                                                  2001            2000            2001            2000
                                              -------------   -------------   -------------   -------------
Basic ..................................        $ 42,488        $ 41,251        $ 42,276        $ 41,062
Effect of assumed conversion of employee
     stock options .....................           1,029             609             912             506
                                                  ------          ------          ------          ------
Diluted ................................        $ 43,517        $ 41,860        $ 43,188        $ 41,568
                                                  ======          ======          ======          ======

     Options to purchase approximately 1,142, 3,458, 1,528, and 3,797 shares of common stock at prices ranging from $35.38 to $46.00, $17.24 to $46.00, $35.13 to $46.00 and $15.99 to $46.00 per share that were outstanding during the three months ended and nine months ended September 29, 2001 and September 23, 2000, respectively, were excluded from the computation of diluted earnings per share for each of the respective periods because the options' exercise prices exceeded the fair market value of the Company's common stock.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
               (in thousands, except employee and per share data)
                                   (unaudited)

Note 8. Effect of Recently Issued Accounting Standards

(A) In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

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

     Certain of the Company's business combinations effected prior to June 30, 2001 were accounted for using the pooling-of-interests method. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of FAS 141 and FAS 142 will not have any effect with respect to the Company's prior transactions that were accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets. With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill and other intangible assets as of September 29, 2001 were $268,035 and $8,154, respectively. Amortization expense during the nine-month period ended September 29, 2001 was $9,532 of which $8,936 was amortization of goodwill and $596 was amortization of other intangibles. At present, the Company is currently assessing, but has not yet determined, the impact the adoption of FAS 141 and FAS 142 will have on its financial position and results of operations.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(continued)
               (in thousands, except employee and per share data)
                                  (unaudited)


Note 8. Effect of Recently Issued Accounting Standards -- (Continued)

(B) In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS144"). This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS121") and Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraodinary, Unusual and Infrequently Occurring Events and Transactions. FAS144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS144 generally are to be applied prospectively. The Company believes that the adoption of FAS144 will not have a material impact on the Company's financial position or results of operations.


Note 9. Subsequent Event

     On November 5, 2001, the Company announced it has acquired the full-service dental distribution operations of Zila, Inc. ("Zila") in an all cash transaction. The Company does not expect to incur any one-time charges related to this acquisition. The acquisition of Zila's full-service dental distribution operation was not significant to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and related notes thereto in our Annual Report on Form 10-K for the fiscal year ended December 30, 2000.

Recent Developments

     On November 5, 2001, the Company announced it has acquired the full-service dental distribution operations of Zila, Inc. ("Zila") in an all cash transaction. Zila's full-service dental distribution operation had net sales of approximately $21.0 million for the twelve months ended July 31, 2001. The
Company  does  not  expect  to  incur  any  one-time  charges  related  to  this acquisition. The acquisition of Zila's full-service dental distribution operation was not significant to the Company.

Three Months Ended September 29, 2001 compared to Three months ended September 23, 2000

     Net sales increased $56.5 million, or 9.4%, to $659.8 million for the three months ended September 29, 2001 from $603.3 million for the three months ended September 23, 2000. Of the $56.5 million increase, approximately $55.0 million, or 97.4%, represented a 9.4% increase in the Company's healthcare distribution business. As part of this increase, approximately $40.7 million represented a 18.5% increase in the Company's medical business, $11.8 million represented a 4.5% increase in its dental business, $3.4 million represented a 3.8% increase in its international business, and $(0.9) million represented a 6.4% decrease in its veterinary business. The increase in medical net sales was primarily attributable to increased sales to core physicians' office and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the international market, the increase in net sales was primarily due to increased account penetration in Germany, France and Spain, partially offset by unfavorable exchange rates to the U.S. dollar. Had net sales for the international market been translated at the same rates as 2000, international net sales would have increased by 5.2%. In the veterinary market, the decrease in net sales was primarily due to a loss of a product line. The remaining increase in third quarter 2001 net sales was due to the technology and value-added services business, which increased $1.5 million, or 9.1%, to $17.4 million for the three months ended September 29, 2001, from $15.9 million for the three months ended September 23, 2000. The increase in technology and value-added product net sales was primarily due to increased sales of practice management software products and related services.

     Gross profit increased by $16.9 million, or 10.4%, to $178.9 million for the three months ended September 29, 2001 from $162.0 million for the three months ended September 23, 2000. Gross profit margin increased 0.3% to 27.1% from 26.8% for the same period last year. Healthcare distribution gross profit increased $15.7 million, or 10.4%, to $166.6 million for the three months ended September 29, 2001 from $150.9 million for the three months ended September 23, 2000. Healthcare distribution gross profit margin increased by 0.2% to 25.9% for the three months ended September 29, 2001 from 25.7% for the three months ended September 23, 2000, primarily due to changes in sales mix. Technology gross profit increased by $1.2 million or 11.6% to $12.3 million for the three months ended September 29, 2001 from $11.1 million for the three months ended September 23, 2000, primarily due to sales volume. Technology gross profit margins increased by 1.6% to 70.9% for three months ended September 29, 2001 from 69.3% for the three months ended September 23, 2000, primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $9.4 million, or 7.4%, to $137.0 million for the three months ended September 29, 2001 from $127.6 million for the three months ended September 23, 2000. Selling and shipping expenses increased by $7.9 million, or 10.4%, to $83.9 million for the three months ended September 29, 2001 from $76.0 million for the three months ended September 23, 2000. As a percentage of net sales, selling and shipping expenses increased by 0.1% to 12.7% for the three months ended September 29, 2001 from 12.6% for the three months ended September 23, 2000. General and administrative expenses increased $1.5 million, or 2.9%, to $53.1 million for the three months ended September 29, 2001 from $51.6 million for the three months ended September 23, 2000. As a percentage of net sales, general and administrative expenses decreased 0.6% to 8.0% for the three months ended September 29, 2001 from 8.6% for the three months ended September 23, 2000. The decrease was primarily due to reductions in payroll expenses associated with the Company's restructuring program announced in the third quarter of last year.

     Other income (expense) - net decreased by $0.9 million, to $(1.5) million for the three months ended September 29, 2001, compared to $(2.4) million for the three months ended September 23, 2000, due primarily to lower interest expense as a result of reduced debt levels, and lower interest rates.

     Equity in earnings of affiliates increased $0.4 million to $0.1 million for the three months ended September 29, 2001 from $(0.3) million for the three months ended September 23, 2000.

     For the three months ended September 29, 2001 the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes. For the three months ended September 23, 2000, the Company's effective tax rate was 36.3%. Excluding merger, integration and restructuring costs, net of applicable taxes, the Company's effective tax rate for the three months ended September 23, 2000 would have been 36.5%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes.


Nine Months Ended September 29, 2001 compared to Nine Months Ended September 23, 2000

     Net sales increased $133.9 million, or 7.8%, to $1,860.0 million for the nine months ended September 29, 2001 from $1,726.1 million for the nine months ended September 23, 2000. Of the $133.9 million increase, approximately $131.4 million, or 98.1%, represented a 7.8% increase in the Company's healthcare distribution business. As part of this increase approximately $94.9 million represented a 16.8% increase in the Company's medical business, $34.5 million represented a 4.4% increase in its dental business, $4.4 million represented a 1.5% increase in its international business and $(2.4) million represented a 5.7% decrease in its veterinary business. The increase in medical net sales was primarily attributable to increased sales to core physicians' office and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the international market, the increase in net sales was primarily due to increased account penetration in Germany, France and the United Kingdom offset by unfavorable exchange rates to the U.S. dollar. Had net sales for the international market been translated at the same rates as 2000, international net sales would have increased by 7.3%. In the veterinary market, the decrease in net sales was primarily due to a loss of a product line. The remaining increase in 2001 net sales was due to the technology and value-added services business, which increased $2.5 million, or 5.0%, to $52.7 million for the nine months ended September 29, 2001, from $50.2 million for the nine months ended September 23, 2000. The increase in technology and value-added product net sales was primarily due to increased sales of practice management software products and related services.

     Gross profit increased by $35.2 million, or 7.5%, to $505.1 million for the nine months ended September 29, 2001 from $469.9 million for the nine months ended September 23, 2000. Gross profit margin remained the same at 27.2% for each period. Healthcare distribution gross profit increased $31.6 million, or 7.2%, to $467.4 million for the nine months ended September 29, 2001 from $435.8 million for the nine months ended September 23, 2000. Healthcare distribution gross profit margin decreased by 0.1% to 25.9% for the nine months ended September 29, 2001 from 26.0% for the nine months ended September 23, 2000, primarily due to changes in sales mix. Technology gross profit increased by $3.6 million or 10.9% to $37.7 million for the nine months ended September 29, 2001 from $34.1 million for the nine months ended September 23, 2000 primarily due to sales volume. Technology gross profit margins increased by 3.9% to 71.7% for the nine months ended September 29, 2001 from 67.8% for the nine months ended September 23, 2000, primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $19.9 million, or 5.2%, to $400.4 million for the nine months ended September 29, 2001 from $380.5 million for the nine months ended September 23, 2000. Selling and shipping expenses increased by $14.1 million, or 6.2%, to $243.2 million for the nine months ended September 29, 2001 from $229.1 million for the nine months ended September 23, 2000. As a percentage of net sales, selling and shipping expenses decreased 0.2% to 13.1% for the nine months ended September 29, 2001 from 13.3% for the nine months ended September 23, 2000. The decrease was primarily due to reductions in payroll expenses associated with the Company's restructuring program announced in the third quarter of last year. General and administrative expenses increased $5.8 million, or 3.8%, to $157.2 million for the nine months ended September 29, 2001 from $151.4 million for the nine months ended September 23, 2000. As a percentage of net sales, general and administrative expenses decreased 0.3% to 8.5% for the nine months ended September 29, 2001 from 8.8% for the nine months ended September 23, 2000. The decrease was primarily due to reductions in payroll expenses also associated with the Company's restructuring program.

     Other income (expense) - net decreased by $4.7 million, to $(7.0) million for the nine months ended September 29, 2001, compared to $(11.7) million for the nine months ended September 23, 2000, due primarily to higher interest income on long-term loans receivable and short term investments, higher finance charge income on trade accounts receivable, foreign currency gains, and lower interest expense due to reductions in long-term debt and bank credit line balances and lower interest rates.

     Equity in earnings of affiliates increased $0.4 million to $0.3 million for the nine months ended September 29, 2001 from $(0.1) million for the nine months ended September 23, 2000.

     For the nine months ended September 29, 2001 the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes. For the nine months ended September 23, 2000, the Company's effective tax rate was 36.5%. Excluding merger, integration and restructuring costs, net of applicable taxes, the Company's effective tax rate for the nine months ended September 23, 2000 would have been 36.3%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes.

Fluctuations in Quarterly Earnings

     The Company's business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the fourth quarter due to purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits have been lower in the first quarter, primarily due to increased purchases in the prior quarter. Our quarterly results may also be adversely affected by a variety of other factors, including fluctuations in exchange rates associated with international operations, the timing of acquisitions and related costs, the effectiveness of sales and marketing programs and adverse weather conditions.

Effect of Recently Issued Accounting Standards

(A) In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassifies, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

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

     Certain of the Company's business combinations effected prior to June 30, 2001 were accounted for using the pooling-of-interests method. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of FAS 141 and FAS 142 will not have any effect with respect to the Company's prior transactions that were accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets. With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill and other intangible assets as of September 29, 2001 were $268.0 million and $8.2 million, respectively. Amortization expense during the nine-month period ended September 29, 2001 was $9.5 million of which $8.9 million was amortization of goodwill and $0.6 million was amortization of other intangibles. At present, the Company is currently assessing, but has not yet determined, the impact the adoption of FAS 141 and FAS 142 will have on its financial position and results of operations.

(B) In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS144"). This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS121") and Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS144 generally are to be applied prospectively. The Company believes that the adoption of FAS144 will not have a material impact on the Company's financial position or results of operations.

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

     Beginning on January 1, 2002, Euro bank notes and coins will be put into circulation. There will be a changeover period of two months where there will be dual circulation - where both Euro and national currencies will be used together. Following the changeover period, the national currencies will be completely replaced by the Euro.

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

E-Commerce

     Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. The Company's distribution business is characterized by rapid technological developments and intense competition. The rapid evolution of on-line commerce will require continuous improvement in performance, features and reliability of Internet content and technology by the Company, particularly in response to competitive offerings. Through the Company's proprietary technologically based suite of products, customers are offered a variety of competitive alternatives. The Company believes that its tradition of reliable service, proven name recognition, and large customer base built on solid customer relationships makes it well situated to participate fully in this rapidly growing aspect of the distribution business. The Company is exploring ways and means of improving and expanding its Internet presence and will continue to do so. In January 2001, the Company announced the unveiling of an enhanced website (http://www.henryschein.com), which includes an array of value-added features. As part of this effort, the Company also launched http://www.sullivanschein.com for its office-based dental practitioner customers.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements have been to fund (a) capital expenditures, (b) repayments on bank borrowings and (c) working capital needs resulting from increased sales, and special inventory forward buy-in opportunities. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through operations, its revolving credit facilities, private placement loans and stock issuances.

     Net cash provided by operating activities for the nine months ended September 29, 2001 of $79.1 million resulted primarily from net income of $60.2 million and non-cash charges of approximately $36.2 million, offset by a net increase of cash used in operating items of working capital of approximately $17.3 million. The increase in working capital needs was primarily due to an increase in accounts receivable of $47.4 million and a decrease in accounts payable and accruals of $9.3 million, offset by a $24.7 million decrease in inventories and $14.7 million decrease in other current assets. The Company anticipates future increases in working capital requirements as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the nine months ended September 29, 2001 of $32.9 million resulted primarily from cash used for capital expenditures of $30.0 million of which $10.2 million was for the Company's new mid-west distribution center. The Company expects that it will invest more than $55.0 million during the year ending December 29, 2001, in capital projects to modernize and expand its facilities and infrastructure systems and integrate operations.

     Net cash provided by financing activities for the nine months ended September 29, 2001 of $4.3 million resulted primarily from proceeds from the issuance of stock upon exercise of stock options of $12.4 million, offset primarily by net payments on borrowings from banks of $5.8 million and net payments on long-term debt of $1.8 million.

     Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

     The Company's cash and cash equivalents as of September 29, 2001 of $107.9 million consist of bank balances and investments in commercial paper rated AAA by Moody's (or an equivalent rating). These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     The Company has a $150.0 million revolving credit facility, which has a termination date of August 15, 2002, none of which had been borrowed at September 29, 2001. The Company also has one uncommitted bank line of $15.0 million, none of which had been borrowed at September 29, 2001. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $45.4 million at September 29, 2001, under which $8.9 million has been borrowed.

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

     The Company believes that its cash and cash equivalents of $107.9 million as of September 29, 2001, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     The Company's business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time the Company is named as a defendant in cases as a result of its distribution of pharmaceutical and other healthcare products. As of September 29, 2001, the Company was named a defendant in approximately 70 product liability cases. Of these claims, 54 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

     In Texas District Court, Travis County, the Company and one of its subsidiaries are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc., Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the Court, on motion, certified both a Windows(R) Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows(R) customers and 15,000 DOS customers could be covered by the judge's ruling. In November of 1999, the Company filed an interlocutory appeal of the District Court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the District Court's certification order. On January 5, 2001, the Company filed a Petition for Review in the Texas Supreme Court asking this court to find "conflicts jurisdiction" to permit review of the District Court's certification order, which appeal is now pending. On April 5, 2001 the Texas Supreme Court requested that the parties file briefs on the merits. On August 23, 2001, the Texas Supreme Court dismissed the Company's Petition for Review based on lack of conflicts jurisdiction. The Company filed a motion for rehearing on September 24, 2001 requesting that the Texas Supreme Court reconsider and reverse its finding that it is without conflicts jurisdiction to review the case. On November 8, 2001, the Texas Supreme Court granted the motion for rehearing and withdrew its order of August 23, 2001. The date and time for oral argument has yet to be determined. Pending the Petition for Review, a trial on the merits is stayed. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

     The Company has various insurance policies, including product liability insurance, covering risks and in amounts it considers adequate. In many cases in which the Company has been sued in connection with products manufactured by others, the Company is provided indemnification by the manufacturer. There can be no assurance that the coverage maintained by the Company is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. In the opinion of the Company, all pending matters are covered by insurance or will not otherwise seriously harm the Company's financial condition.

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




Dated:  November 13, 2001