Form 10-K
period 2001-12-29
SCHEIN HENRY INC
filed 2002-03-19
CIK 1000228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.


 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
---  ACT OF 1934
     For the fiscal year ended December 29, 2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

                         Commission file number 0-27078

                               HENRY SCHEIN, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                               135 Duryea Road
   (State or other jurisdiction of                 Melville, New York
    incorporation or organization)      (Address of principal executive offices)
             11-3136595                                   11747
(I.R.S. Employer Identification No.)                   (Zip Code)


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
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
          ---
     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on March 15, 2002 was approximately $1,867,354,000.

     As of March 15, 2002 there were 42,917,608 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 29, 2001) are incorporated by reference in Part III hereof.

                               TABLE OF CONTENTS

                                                                           Page
                                                                          Number
PART I                                                                    ------
  ITEM 1.   Business.......................................................  1
  ITEM 2.   Properties..................................................... 12
  ITEM 3.   Legal Proceedings.............................................. 12
  ITEM 4.   Submission of Matters to a Vote of Security Holders............ 13

PART II
  ITEM 5.   Market for Registrant's Common Equity and Related Stockholder
                 Matters................................................... 14
  ITEM 6.   Selected Financial Data........................................ 15
  ITEM 7.   Management's Discussion and Analysis of Financial Condition
                 and Results of Operations................................. 17
  ITEM 7A.  Market Risks................................................... 27
  ITEM 8.   Financial Statements and Supplementary Data.................... 28
  ITEM 9.   Changes In and Disagreements With Accountants on Accounting
                 and Financial Disclosure.................................. 60
PART III
  ITEM 10.  Directors and Executive Officers of the Registrant............. 60
  ITEM 11.  Executive Compensation......................................... 60
  ITEM 12.  Security Ownership of Certain Beneficial Owners and Management. 60
  ITEM 13.  Certain Relationships and Related Transactions................. 60

PART IV
  ITEM 14.  Exhibits, Financial Statement Schedules, and Reports
                on Form 8-K................................................ 60
            Exhibit Index.................................................. 63

                                     PART I

ITEM  1.  BUSINESS

GENERAL

     The Company is the largest distributor of healthcare products and services to office-based healthcare practitioners in the combined North American and European markets. The Company has operations in the United States, Canada, the United Kingdom, The Netherlands, Belgium, Germany, France, Austria, Spain, Australia and New Zealand, and conducts its business through two segments; healthcare distribution and technology. These segments, which are operated as individual business units, offer different products and services, albeit to the same customer base. The healthcare distribution segment consists of the Company's dental, medical, veterinary and international groups. The international group is comprised of the Company's healthcare distribution business units located primarily in Europe, and offers products and services to dental, medical and veterinary customers located in their respective geographic regions. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the North American market.

     The Company sells products and services to over 400,000 customers, primarily dental practices and dental laboratories, as well as physician practices, veterinary clinics and institutions. In 2001, the Company's healthcare distribution business sold products to 75% of the estimated 110,000 dental practices in the United States. The Company believes that there is a strong awareness of the "Henry Schein" name among office-based healthcare practitioners due to its 70 years of experience in distributing healthcare products. Through its comprehensive catalogs and other direct sales and marketing programs, the Company offers its customers a broad product selection of both branded and private brand products which includes in excess of 80,000 stock keeping units ("SKU's") in North America and approximately 63,000 SKU's in Europe, at published prices that the Company believes are below those of its major competitors. The Company, through its technology business unit, offers various value-added products and services such as practice management software. As of December 29, 2001, the Company had over 39,000 users of its dental practice management software systems.

     For further information on the Company's operating segments and operations by geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7 and Note 12 to the Consolidated Financial Statements.

     During 2001, the Company distributed over 19.0 million pieces of direct marketing materials (such as catalogs, flyers and order stuffers) to approximately 650,000 office-based healthcare practitioners. The Company supports its direct marketing efforts with over 700 telesales representatives who facilitate order processing and generate sales through direct and frequent contact with customers, and with over 1,250 field sales consultants, including equipment sales specialists. The Company utilizes database segmentation techniques to more effectively market its products and services to customers. The Company continues to expand its management information systems and has established strategically located distribution centers to enable it to better serve its customers and increase its operating efficiency. The Company believes that these investments, coupled with its broad product offerings, enable the Company to provide its customers with a single source of supply for substantially all their healthcare product needs and provide them with convenient ordering and rapid, accurate and complete order fulfillment. The Company estimates that approximately 99% of all orders in the United States and Canada received before 5:00 p.m. are shipped on the same day the order is received and approximately 99% of orders are received by the customer within two days of placing the order. In addition, the Company estimates that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering.

ACQUISITION STRATEGY

     The Company believes that there has been consolidation among healthcare product distributors serving office-based healthcare practitioners in part to address significant changes in the healthcare industry, including potential healthcare reform, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements and that this trend will continue to create opportunities for the Company to expand through acquisitions. In recent years, the Company has acquired a number of companies engaged in businesses that are complementary to those of the Company. The Company's acquisition strategy includes acquiring additional sales that will be channeled through the Company's existing infrastructure, acquiring access to additional product lines, acquiring regional distributors with networks of field sales consultants and international expansion.

     During the year ended December 29, 2001, the Company completed two acquisitions, neither of which was considered material either individually or in the aggregate. The two acquisitions were accounted for under the purchase method of accounting.

     During 2000, the Company completed three acquisitions, none of which were considered material either individually or in the aggregate. Of the three completed acquisitions, two were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The Company issued 465,480 shares of its Common Stock, with an aggregate value of approximately $7.9 million, in connection with the pooling transaction.

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

CUSTOMERS

     The Company, through its healthcare distribution and technology businesses, serves over 400,000 customers worldwide in the dental, medical and veterinary markets. The Company's dental customers include office-based dental practices, dental laboratories, universities, institutions, governmental agencies and large group accounts; medical customers include office-based physician practices, podiatrists, surgery centers, institutions, hospitals and governmental agencies; and the Company's veterinary customers include office-based veterinarians serving primarily small companion animals.

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

     Over the past several years the Company has expanded its customer base to include larger purchasing organizations, including certain dental laboratories, institutions, government agencies, hospitals and surgery centers. More recently, as cost-containment pressures have resulted in increased demand for low-cost products and value-added services, the Company has targeted specific groups of practices under common ownership, institutions and professional groups. For example, the Company has an exclusive direct marketing agreement with an American Medical Association ("AMA") sponsored service pursuant to which member practitioners have access to the services' lower prices for products. In 2001, the AMA-sponsored service accounted for net sales of approximately $32.5 million. These services, government institutions and agencies, hospitals and other large or collective purchasers, require low-cost pricing and detailed product and usage information and reporting. The Company believes it is well situated to meet the needs of these customers, given its broad, low-cost product offerings and its management information systems. No single customer accounted for more than 2.0% of net sales in 2001.

SALES AND MARKETING

     The Company's sales and marketing efforts, which are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasize the Company's broad product lines, competitive prices and ease of order placement. The key elements of the Company's program in the United States are:

Field Sales Consultants

     The Company has over 1,250 field sales consultants, including equipment sales specialists, covering certain major North American and international markets. These field sales consultants concentrate on attracting new customers and increasing sales to customers who do not currently order a high percentage of their total product needs from the Company. This strategy is designed to complement the Company's direct marketing and telesales strategies and to enable the Company to better market, service and support the sale of more sophisticated products and equipment. Once a field sales consultant has established a relationship with a customer, the consultant encourages the customer to use the Company's automated ordering process or its telesales representatives for its day-to-day needs. This simplifies the ordering process for the customer and increases the effectiveness of the field sales consultant.

Direct Marketing

     During 2001, the Company distributed over 19.0 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to approximately 650,000 office-based healthcare practitioners. The Company's principal U.S. dental consumable catalog, which is issued annually, contains an average of over 475 pages and includes approximately 46,000 SKU's. The number of catalogs and other direct marketing materials received by each customer depends upon the market they serve as well as their purchasing history. The Company's catalogs include detailed descriptions and specifications of both branded and private brand products and are utilized by healthcare practitioners as a reference source. By evaluating its customers' purchasing patterns, area of specialty, past product selections and other criteria, the Company identifies customers who may respond better to specific promotions or products. To facilitate its direct marketing activities, the Company maintains an in-house advertising department, which performs many creative services, which the Company believes streamlines the production process, provides greater flexibility and creativity in catalog production and results in cost savings.

Telesales

     The Company supports its direct marketing with over 700 inbound and outbound telesales representatives who facilitate order processing and generate new sales through direct and frequent contact with customers. Inbound telesales representatives are responsible for assisting customers in purchasing decisions as well as answering product pricing and availability questions. In addition to assisting customers, inbound telesales representatives also market complementary or promotional products. The Company's telesales representatives utilize on-line computer terminals to enter customer orders and to access information about products, product availability, pricing, promotions and customer buying history.

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

CUSTOMER SERVICE

     A principal element of the Company's customer service approach is to offer an order entry process that is convenient, easy and flexible. Customers typically place orders with one of the Company's experienced telesales representatives. Customers may place orders 24 hours a day using the Company's computerized order entry systems known as ArubA(R) Windows, ArubA(R) eZ, or ArubA(R) TouchTone (the Company's 24-hour automated phone service) and the Internet at www.henryschein.com or www.sullivanschein.com.

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

PRODUCTS

     The following chart sets forth the principal categories of products offered by the Company's healthcare distribution and technology businesses and certain top selling types of products in each category, with the percentage of 2001 consolidated net sales in parenthesis:


--------------------------------------------------------------------------------
                         HEALTHCARE DISTRIBUTION (97.2%)
--------------------------------------------------------------------------------


                    -----------------------------------------
                             Dental Products (53.6%)
                    -----------------------------------------


 Consumable Dental
 Products and Small              Large Dental             Dental Laboratory
 Equipment (40.9%)             Equipment (9.7%)            Products (3.0%)
-------------------------   -----------------------   --------------------------
X-Ray Products; Infection   Dental Chairs; Delivery   Teeth; Composites; Gypsum;
Control; Handpieces;        Units and Lights;         Acrylics; Articulators;
Preventatives;              X-Rays; and Equipment     and Abrasives
Impression Materials;       Repair
Composites and
Anesthetics


  ------------------------------------    -----------------------------------
        Medical Products (39.8%)              Veterinary Products (3.8%)
  ------------------------------------    -----------------------------------
  Branded and Generic Pharmaceuticals;    Branded and Generic
  Surgical Products; Diagnostic Tests;    Pharmaceuticals; Surgical Products;
  Infection Control; X-Ray Products;      and Dental Products
  and Vitamins

--------------------------------------------------------------------------------
          TECHNOLOGY AND OTHER VALUE-ADDED PRODUCTS AND SERVICES (2.8%)
--------------------------------------------------------------------------------
    Software and Related Products and Other Value-Added Products, including
                  Financial Products and Continuing Education


     The percentage of 2000 and 1999 net sales was as follows: consumable dental products and small equipment, 43.5% and 45.2%, respectively; large dental equipment, 9.7% and 9.7%, respectively; dental laboratory products, 3.0% and 3.0%, respectively; medical products, 36.9% and 35.2%, respectively; veterinary products, 4.1% and 4.0%, respectively; and technology and other value-added products and services, 2.8% and 2.9%, respectively.

Consumable Supplies and Equipment

     The Company offers in excess of 80,000 SKU's to its customers in North America, of which approximately 60,000 SKU's are offered to its dental customers, approximately 28,000 are offered to its medical customers and approximately 23,000 are offered to its veterinary customers. Over 40.0% of the Company's products are offered to all three types of the Company's customers in North America. The Company offers approximately 63,000 SKU's to its customers in Europe. Approximately 7.4% of the Company's net sales in 2001 was from sales of products offered under the Henry Schein private brand (i.e., products manufactured by various third parties for distribution by the Company under the Henry Schein(R) brand). The Company believes that the Henry Schein private brand line of over 7,500 SKU's offered in the United States and Canada is one of the most extensive in the industry. The Company updates its product offerings regularly to meet its customers' changing needs.

     The Company offers a repair service, ProRepair(R), which provides a one to two day turnaround for hand pieces and certain small equipment. The Company also provides in-office installation and repair services for large equipment in certain North American and international markets. The Company had a total of 107 equipment sales and service centers open at the end of fiscal 2001.

Technology and Other Value-Added Products and Services

     The Company sells practice management software systems to its dental and veterinary customers. The Company has over 39,000 users of its Easy Dental(R) and Dentrix software systems combined, and over 5,400 users of its AVImark(R) veterinary software systems, as of the end of fiscal 2001. The Company's practice management software products provide practitioners with patient treatment history, billing, accounts receivable analysis and management, an appointment calendar, electronic claims processing and word processing programs. The Company provides technical support and conversion services from other software. In addition, the Easy Dental(R) and Dentrix software systems allow customers to connect with the Company's order entry management systems. The Dentrix system is one of the most comprehensive clinically-based dental practice management software packages in the United States. The Dentrix premium software product complements Easy Dental(R), the Company's high-value practice management system. The Company believes the combined software product offerings enhance its ability to provide its customers with the widest array of system solutions to help manage their practices.

     The Company offers its customers assistance in managing their practices by providing access to a number of financial services and products at rates that the Company believes are lower than what they would be able to secure independently. The Company's equipment leasing programs, which are administered by third party providers, allow it to fulfill a wide variety of practitioner financing needs. The Company also provides financing and consulting services for all phases of the healthcare practice including start-up, expansion or acquisition, and debt consolidation. The Company's patient financing program provides its dental and veterinary customers a method for reducing receivables and improving cash flow by providing patients access to financing. The Company does not assume any financial obligation to its customers or their patients in these programs.

     Through an arrangement with one of the nation's largest bank credit card processors, the Company offers electronic bankcard processing. The Company also offers electronic insurance claims submission services for faster processing of patient reimbursements, all through a third-party provider for a transaction fee. The Company also offers practice management consulting services in selected markets in the United States. None of these services, either individually or in the aggregate represents a material source of revenue to the Company.

INFORMATION SYSTEMS

     The Company's management information systems generally allow for centralized management of key functions, including inventory and accounts receivable management, purchasing, sales and distribution. A key attribute of the Company's management information systems is the daily operating control reports which allow managers throughout the Company to share information and monitor daily progress relating to sales activity, gross profit, credit and returns, inventory levels, stock balancing, unshipped orders, order fulfillment and other operational statistics. The Company continually seeks to enhance and upgrade its order processing information system. Additionally, in the United States, the Company has installed an integrated information system for its large dental equipment sales and service functions. Such systems centralize the tracking of customers' equipment orders, as well as spare parts inventories and repair services. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7.)

DISTRIBUTION

     The Company distributes its products in the United States primarily from its strategically located distribution centers in Eastern, Central, South Western and Western United States. Customers in Canada are serviced from distribution centers located in Eastern and Western Canada. The Company maintains significant inventory levels of certain products in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of the Company's sophisticated purchasing and stock status management information systems. Once a customer's order is entered, it is electronically transmitted to the distribution center nearest the customer's location and a packing slip for the entire order is printed for order fulfillment. The Company's automated freight manifesting and laser bar code scanning facilitates the speed of the order fulfillment. The Company currently ships substantially all of its orders in the United States by United Parcel Service. In certain areas of the United States, the Company delivers its orders via contract carriers. The Company's international distribution centers include locations in the United Kingdom, France, Austria, The Netherlands, Belgium, Germany, and Spain.

PURCHASING

     The Company believes that effective purchasing is a key element to maintaining and enhancing its position as a low-cost provider of healthcare products. The Company frequently evaluates its purchase requirements and suppliers' offerings and prices in order to obtain products at the best possible cost. The Company believes that its ability to make high volume purchases has enabled it to obtain favorable pricing and terms from its suppliers. The Company obtains its products for its North American distribution centers from over 2,300 suppliers of name brand products; in addition, the Company has established relationships with numerous local vendors to obtain products for its international distribution centers. In 2001, the Company's top 10 healthcare distribution vendors and the Company's single largest vendor, accounted for approximately 31.8% and 7.0%, respectively, of the Company's aggregate purchases.

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

     In the United States, the Company competes with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. In the sale of its dental products, the Company's principal national competitor is Patterson Dental Co. In addition, the Company competes against a number of other distributors that operate on a national, regional and local level. The Company's principal competitors in the sale of medical products are PSS World Medical, Inc., the General Medical division of McKesson Corp., and the Allegiance division of Cardinal Health Inc., which are national distributors. In the veterinary market, the Company's two principal national competitors include The Butler Company and Burns Veterinary Supply. The Company also competes against a number of regional and local medical and veterinary distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to the Company's practice management software, the Company competes against numerous other firms, including firms such as PracticeWorks, Inc., which targets dental practices and Idexx Laboratories, Inc., which serves veterinary practices. The Company believes that it competes in Canada substantially on the same basis as in the United States.

     The Company also faces intense competition internationally, where the Company competes on the basis of price and customer service against several large competitors, including Demedis, the GACD Group, the Pluradent Group and Bilricay, as well as a large number of dental product distributors and manufacturers in the United Kingdom, The Netherlands, Belgium, Germany, France, Austria, and Spain.

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

     The Federal Food, Drug, and Cosmetic Act generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services or licensed by each state in which they conduct business in accordance with federally established guidelines on storage, handling and record maintenance. Under the Controlled Substances Act, the Company, as a distributor of controlled substances, is required to obtain annually a registration from the Attorney General in accordance with specified rules and regulations and is subject to inspection by the Drug Enforcement Administration acting on behalf of the Attorney General. The Company is required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which it operates. In addition, the Company's dentist and physician customers are subject to significant governmental regulation. There can be no assurance that regulations that impact dentists' or physicians' practices will not have a material adverse impact on the Company's business.

     The Company believes that it is in substantial compliance with all of the foregoing laws and the regulations promulgated thereunder and possesses all material permits and licenses required for the conduct of its business.

PROPRIETARY RIGHTS

     The Company holds trademarks relating to the "Henry Schein" name and logo, as well as certain other trademarks. Pursuant to certain agreements executed in connection with a reorganization of the Company, both the Company and, Schein Pharmaceutical, Inc. (which was acquired by Watson Pharmaceuticals, Inc. during
2000), a company engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the "Schein" name in connection with their respective businesses, but Schein Pharmaceutical, Inc. is not entitled to use the name "Henry Schein". The Company intends to protect its trademarks to the fullest extent practicable.

EMPLOYEES

     As of December 29, 2001, the Company had over 6,500 full-time employees, including approximately 700 telesales representatives, 1,250 field sales consultants, including equipment sales specialists, 1,325 warehouse employees, 250 computer programmers and technicians, 600 management employees and 2,375 office, clerical and administrative employees. The Company believes that its relations with its employees are excellent.

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward looking statements. Certain information in ITEMS 1, 2, 3, 5, 7, 7A and 8 of this Form 10-K include information that is forward looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of healthcare practitioners, the impact of healthcare reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restriction on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described above in this ITEM 1 and below in ITEM 3, Legal Proceedings and in
ITEM 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Subsequent written and oral forward looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere in this Form 10-K.

         The Company's principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and its telephone number is 631-843-5500. As used in this Report, the term the "Company" refers to Henry Schein, Inc., a Delaware corporation, and its subsidiaries, a 50%-owned company and predecessor, unless otherwise stated.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding the executive officers of the Company.

Name                 Age  Position
-------------------- ---  -----------------------------------------------------
Stanley M. Bergman.. 52   Chairman, Chief Executive Officer, President and
                            Director
Gerald A. Benjamin.. 49   Executive Vice President, Chief Administrative Officer
                            and Director
James P. Breslawski. 48   Executive Vice President, President US Dental and
                            Director
Leonard A. David.... 53   Vice President - Human Resources and Special Counsel
                            and Director
Larry M. Gibson..... 55   Executive Vice President and Chief Technology Officer
Michael Racioppi.... 47   President - Medical Group
Mark E. Mlotek...... 46   Senior Vice President - Corporate Business Development
                            Group and Director
Steven Paladino..... 44   Executive Vice President, Chief Financial Officer
                            and Director
Michael Zack........ 49   Senior Vice President - International Group


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

     LARRY M. GIBSON has been  Executive  Vice  President  and Chief  Technology
Officer since October 2000. Prior to holding his current position, Mr. Gibson joined the Company as President of the Practice Management Technologies Group in February 1997, concurrent with the acquisition of Dentrix Dental Systems, Inc. ("Dentrix"). Before joining the Company, Mr. Gibson was founder, Chairman and CEO of Dentrix, started in 1980. Prior to his employment with Dentrix, Mr. Gibson was employed by Weidner Communication Systems from 1978.

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

ITEM 2.  PROPERTIES

     The Company owns or leases the following properties:


                                                       Approximate    Lease
                                               Own or     Square    Expiration
          Property              Location        Lease    Footage       Date
------------------------  --------------------  -----  ----------  -------------
Corporate Headquarters..    Melville, NY (1)    Lease    105,000   December 2005
Corporate Headquarters..      Melville, NY      Lease     67,000   November 2005
Distribution Center.....       Denver, PA       Lease    413,000   February 2013
Distribution Center.....     Pelham, NY (2)     Lease    108,000     July 2007
Distribution Center.....  Jacksonville, FL (3)  Lease    136,000   December 2009
Distribution Center.....      Secaucus, NJ      Lease    138,000   November 2008
Distribution Center.....  Indianapolis, IN (3)   Own     287,000        N/A
Distribution Center.....    Indianapolis, IN    Lease    225,000     April 2002
Distribution Center.....     West Allis, WI     Lease    106,000    October 2011
Distribution Center.....     Grapevine, TX      Lease    132,000     July 2008
Distribution Center.....       Sparks, NV       Lease    115,000     June 2003
Distribution Center.....     United Kingdom     Lease     85,000    August 2005
Distribution Center.....    Gallin, Germany      Own     172,000        N/A


(1)  The Company purchased this facility on January 10, 2002.

(2) The Company is subletting 66,500 square feet of this facility through July 2007.

(3) The Company was not utilizing these locations at December 29, 2001, however the Company anticipates utilizing these facilities during 2002.

     All of the properties listed in the table above are primarily used in the Company's healthcare distribution segment.

     The Company also leases distribution, office, showroom and sales space in other locations including the United States, Canada, France, Germany, The Netherlands, Belgium, Spain, Austria and the United Kingdom. One 50%-owned company also leases space in the United States.

     The Company believes that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on the Company's business. The Company has additional operating capacity at its listed facilities.

ITEM 3.  LEGAL PROCEEDINGS

     The Company's business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time the Company is named as a defendant in cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 29, 2001, the Company was named a defendant in approximately 72 product liability cases. Of these claims, 56 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

     In Texas District Court, Travis County, the Company and one of its subsidiaries are defendants in a matter entitled Shelly E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc., Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the Court, on motion, certified both a Windows(R) Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows(R) customers and 15,000 DOS customers could be covered by the judge's ruling. In November of 1999, the Company filed an interlocutory appeal of the District Court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the District Court's certification order. On January 5, 2001, the Company filed a Petition for Review in the Texas Supreme Court asking this court to find "conflicts jurisdiction" to permit review of the District Court's certification order, which appeal is now pending. On April 5, 2001 the Texas Supreme Court requested that the parties file briefs on the merits. On August 23, 2001, the Texas Supreme Court dismissed the Company's Petition for Review based on lack of conflicts jurisdiction. The Company filed a motion for rehearing on September 24, 2001 requesting that the Texas Supreme Court reconsider and reverse its finding that it is without conflicts jurisdiction to review the case. On November 8, 2001, the Texas Supreme Court granted the motion for rehearing and withdrew its order of August 23, 2001. The Texas Supreme Court heard oral argument on February 6, 2002. Pending a decision by the Supreme Court on the Petition for Review, a trial on the merits, currently scheduled for July, 2002, will be stayed.

     In February 2002, the Company was served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled West Morris Pediatrics, P.A. v. Henry Schein, Inc., doing business as Caligor, no. MRSL-421-02. The complaint by West Morris Pediatrics purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiff seeks to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, and conversion. The Company has not yet submitted its response to this complaint. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2001.

                                     PART II

ITEM  5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, for the periods indicated, the high and low reported sales prices of the Common Stock of the Company as reported on the NASDAQ National Market System for each quarterly period in fiscal 2000 and 2001 and for the first quarter of fiscal 2002 through March 15, 2002.


                                                           High           Low
                                                         ---------     ---------
Fiscal 2000:
1st Quarter ........................................     $   18.81     $   10.75
2nd Quarter ........................................     $   18.50     $   13.12
3rd Quarter ........................................     $   20.63     $   13.31
4th Quarter ........................................     $   36.50     $   18.59

Fiscal 2001:
1st Quarter ........................................     $   37.44     $   27.19
2nd Quarter ........................................     $   40.57     $   29.84
3rd Quarter ........................................     $   40.00     $   31.61
4th Quarter ........................................     $   41.50     $   31.90

Fiscal 2002:
1st Quarter (Through March 15, 2002) ...............     $   46.11     $   35.22


     The Company's Common Stock is quoted through the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "HSIC." On March 15, 2002, there were approximately 757 holders of record of the Common Stock. On March 15, 2002, the last reported sales price was $43.51.

DIVIDEND POLICY

     The Company does not anticipate paying any cash dividends on its Common Stock in the foreseeable future; it intends to retain its earnings to finance the expansion of its business and for general corporate purposes. Any payment of dividends will be at the discretion of the Company's Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. The Company's revolving credit agreement, as well as a note payable that was repaid in January 2002, limit the distribution of dividends without the prior written consent of the lenders.

ITEM  6.  SELECTED FINANCIAL DATA

     The following selected financial data, with respect to the Company's financial position and its results of operations for each of the five years in the period ended December 29, 2001, set forth below has been derived from the Company's consolidated financial statements. The selected financial data presented below should be read in conjunction with the Financial Statements and Supplementary Data in ITEM 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7. The Selected Operating Data and Net Sales By Market Data presented below have not been audited.


                                                                                        Years ended
                                                        ----------------------------------------------------------------------------
                                                        December 29,    December 30,    December 25,    December 26,    December 27,
                                                            2001            2000            1999            1998            1997
                                                        ------------    ------------    ------------    ------------    ------------
                                                                (In thousands, except per share and selected operating data)
Statements of Operations Data:
Net sales ..........................................    $ 2,558,243     $ 2,381,721     $ 2,284,544     $ 1,922,851     $ 1,698,862
Gross profit .......................................        699,324         647,901         608,596         523,831         442,842
Selling, general and administrative
     expenses ......................................        551,574         520,288         489,364         427,635         380,233
Merger and integration costs (1) ...................             --             585          13,467          56,666          50,779
Restructuring costs (2) ............................             --          14,439              --              --              --
Operating income ...................................        147,750         112,589         105,765          39,530          11,830
Interest income ....................................         10,078           6,279           7,777           6,964           7,353
Interest expense ...................................        (17,324)        (20,409)        (23,593)        (12,050)         (7,643)
Other - net ........................................           (153)         (1,925)           (166)          1,570           1,375
Other income (expense) - net .......................         (7,399)        (16,055)        (15,982)         (3,516)          1,085
Income before taxes on income,
     minority interest and equity
     in earnings (losses) of affiliates ............        140,351          96,534          89,783          36,014          12,915
Taxes on income ....................................         51,930          36,150          35,589          20,325          17,670
Minority interest in net income (loss)
     of subsidiaries ...............................          1,462           1,757           1,690             145            (430)
Equity in earnings (losses) of affiliates ..........            414          (1,878)         (2,192)            783           2,141
Net income (loss) ..................................         87,373          56,749          50,312          16,327          (2,184)

Net income (loss) per common share:
     Basic .........................................    $      2.06     $      1.38     $      1.24     $      0.42     $     (0.06)
     Diluted .......................................    $      2.01     $      1.35     $      1.21     $      0.39     $     (0.06)

Weighted average shares outstanding:
     Basic .........................................         42,366          41,244          40,585          39,305          37,531
     Diluted .......................................         43,545          42,007          41,438          41,549          37,531


                                                                                        Years ended
                                                    --------------------------------------------------------------------------------
                                                    December 29,     December 30,     December 25,     December 26,     December 27,
                                                        2001             2000             1999             1998             1997
                                                    ------------     ------------     ------------     ------------     ------------
                                                                (In thousands, except per share and selected operating data)
Pro Forma Data (3):
Pro forma net income (loss) ..................      $      --        $      --        $      --        $    13,748      $    (1,778)
Pro forma net income (loss) per
     common share
     Basic ...................................      $      --        $      --        $      --        $      0.35      $     (0.05)
     Diluted .................................      $      --        $      --        $      --        $      0.33      $     (0.05)

Pro forma average shares outstanding:
     Basic ...................................             --               --               --             39,305           37,531
     Diluted .................................             --               --               --             41,549           37,531

Selected Operating Data:
Number of orders shipped .....................        7,891,000        8,280,000        7,979,000        6,718,000        6,064,000
Average order size ...........................      $       324      $       288      $       286      $       286      $       280

Net Sales by Market Data:
Healthcare Distribution:
     Dental (4) ..............................      $ 1,106,580      $ 1,073,889      $ 1,047,259      $ 1,085,717      $   999,671
     Medical .................................          929,825          794,880          715,210          515,276          441,110
     Veterinary ..............................           52,744           56,421           52,050           48,492           40,852
     International (5) .......................          398,071          389,946          403,137          230,792          181,278
                                                    -----------      -----------      -----------      -----------      -----------
       Total Healthcare Distribution .........        2,487,220        2,315,136        2,217,656        1,880,277        1,662,911
Technology (6) ...............................           71,023           66,585           66,888           42,574           35,951
                                                    -----------      -----------      -----------      -----------      -----------
                                                    $ 2,558,243      $ 2,381,721      $ 2,284,544      $ 1,922,851      $ 1,698,862
                                                    ===========      ===========      ===========      ===========      ===========
Balance Sheet data:
Working capital ..............................      $   489,909      $   423,547      $   428,429      $   403,592      $   312,916
Total assets .................................        1,385,428        1,231,068        1,204,102          962,040          803,946
Total debt ...................................          261,417          276,693          363,624          209,451          148,685
Minority interest ............................            6,786            7,996            7,855            5,904            2,225
Stockholders' equity .........................          680,457          579,060          517,867          463,034          424,223

(1) Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, compensation, write-off of duplicate management information systems, other assets and the impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs incurred primarily in connection with the 1998 acquisition of H. Meer Dental Supply Co., Inc. ("Meer") and the 1997 acquisitions of Sullivan Dental Products, Inc., Micro Bio-Medics, Inc. and Dentrix Dental Systems, Inc., which were accounted for under the pooling of interests method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition Strategy" in ITEM 7 and the Financial Statements and Supplementary Data in ITEM 8.

(2) Restructuring costs consist primarily of employee severance costs, including severance pay and benefits of approximately $7.2 million, facility closing costs, primarily lease termination and asset write-off costs of approximately $4.4 million and professional and consulting fees directly related to the restructuring plan of approximately $2.8 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Restructuring" in ITEM 7 and the Financial Statements and Supplementary Data in ITEM 8.

(3) Reflects the provision for income tax (expense) recoveries on previously untaxed earnings of Meer as an S Corporation of $(0.6) million and $0.4 million for 1998 and 1997, respectively, and the pro forma elimination of a net deferred tax asset arising from Meer's conversion from an S Corporation to a C Corporation of $2.0 million in 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition Strategy" in ITEM 7 and the Financial Statements and Supplementary Data in
     ITEM 8.

(4) Dental consists of the Company's dental business in the United States and Canada.

(5) International consists of the Company's business (primarily dental) outside the United States and Canada, primarily in Europe.

(6) Technology consists of the Company's practice management software business and certain other value-added products and services, which are distributed primarily to healthcare professionals in the North American market.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's consolidated financial condition and consolidated results of operations should be read in conjunction with the Company's consolidated financial statements and related notes thereto included in ITEM 8 herein.

GENERAL

Critical Accounting Policies and Estimates

     Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 1 of the consolidated financial statements, included elsewhere in this annual report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of the Company's consolidated financial statements.

     The Company believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the Company's financial statements:

Revenue Recognition

     Sales are recorded when products are shipped or services are rendered to customers, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Revenues derived from post contract customer support for practice management software is deferred and recognized ratably over the period in which the support is to be provided, generally one-year. Revenues from freight charged to customers are recognized when products are shipped. Provisions for discounts, rebates to customers, customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

Management's Estimates

     The discussion and analysis of the Company's financial condition and results of operations are based upon the Company's consolidated financial statements. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, the Company evaluates estimates, including those related to sales provisions, as described above, volume purchase rebates, income taxes, bad debts, inventory reserves, intangible assets and contingencies. The Company bases it estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Goodwill and Other Intangible Assets

     At December 29, 2001, the Company has recorded approximately $288.0 million in goodwill and other intangible assets, net of accumulated amortization, primarily related to acquisitions made in 2001 and prior years. The recoverability of these assets is subject to an impairment test based on the estimated fair value of the underlying businesses. (See "Effect of Recently Issued Accounting Standards").

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

     For the year ended December 30, 2000, the Company incurred one-time restructuring costs of approximately $14.4 million, ($9.3 million after taxes), or approximately $0.22 per diluted share, consisting primarily of; employee severance costs, including severance pay and benefits of approximately $7.2 million, facility closing costs, primarily lease termination and asset write-off costs of approximately $4.4 million, and outside professional and consulting fees directly related to the restructuring plan of approximately $2.8 million.

ACQUISITION STRATEGY

     The Company's results of operations in recent years have been significantly impacted by strategies and transactions undertaken by the Company to expand its business, both domestically and internationally, in part, to address significant changes in the healthcare industry, including potential healthcare reform, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements.

     During  the year  ended  December  29,  2001,  the  Company  completed  the acquisition of two healthcare distribution businesses, which included the purchase of the remaining 50% interest of an affiliate. Neither of these purchases was considered material either individually or in the aggregate. The two transactions were accounted for under the purchase method of accounting and have been included in the consolidated financial statements from their respective acquisition dates.

     During the year ended December 30, 2000, the Company completed the acquisition of two healthcare distribution businesses and one technology business, none of which were considered material either individually or in the aggregate. Of the three completed acquisitions, two were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The Company issued 465,480 shares of its Common Stock, with an aggregate value of approximately $7.9 million in connection with the pooling transaction. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transaction was not material and, accordingly, prior period financial statements have not been restated. Results of the acquired company have been included in the consolidated financial statements from the beginning of the second quarter of 2000.

     During the year ended December 25, 1999, the Company completed the acquisition of eight healthcare distribution businesses and one technology business. The completed acquisitions included General Injectables and Vaccines, Inc. ("GIV"), and the international dental, medical and veterinary healthcare distribution businesses of Heiland Holding GmbH (the "Heiland Group"). GIV, which had 1998 net sales of approximately $120.0 million, is a leading independent direct marketer of vaccines and other injectable products to office-based practitioners in the United States. The Heiland Group, the largest direct marketer of healthcare supplies to office-based practitioners in Germany, had 1998 net sales of approximately $130.0 million. The acquisition agreements for GIV provides for additional cash consideration of up to $6.0 million per year through 2004, not to exceed $22.5 million in total, to be paid if certain profitability targets are met. The remaining seven acquisitions had combined net sales of approximately $74.0 million for 1998. Six of the acquisitions were accounted for under the purchase method of accounting, while the remaining acquisition was accounted for under the pooling of interests method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the consolidated financial statements commencing with the acquisition dates. The total cash purchase price paid for the acquisitions accounted for under the purchase method of accounting was approximately $137.2 million. The Company issued 189,833 shares of its Common Stock with an aggregate market value of $6.4 million in connection with the pooling transaction. The pooling transaction was not material and, accordingly, prior period financial statements have not been restated. Results of the acquired company have been included in the consolidated financial statements from the beginning of the quarter in which the acquisition occurred.

     In connection with the 2000 and 1999 acquisitions, the Company incurred certain merger and integration costs of approximately $0.6 million and $13.5 million, respectively. Net of taxes, merger and integration costs were approximately $0.01 and $0.23 per share, on a diluted basis, respectively. Merger and integration costs for the healthcare distribution and technology segments were $0.0 million and $0.6 million for 2000 and $13.5 million and $0.0 million for 1999, respectively. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, severance, impairment of goodwill arising from acquired businesses integrated into the Company's medical and dental businesses, as well as certain other integration costs associated with these mergers.

     Excluding the merger, integration, and restructuring costs of $9.9 million after tax and losses of $3.5 million after tax on disposals of (i) a United Kingdom practice management software development business unit, and (ii) the sale of a 50% interest in a dental anesthetic manufacturer, in 2000, and the merger and integration costs of $9.5 million after tax in 1999, pro forma net income and pro forma net income per common share, on a diluted basis, would have been $70.1 million, and $1.67, respectively, for the year ended December 30, 2000, and $59.8 million and $1.44, respectively, for the year ended December 25, 1999.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, Net Sales, Gross Profit and Adjusted Operating Profit, excluding merger and integration, and restructuring costs (in thousands), by business segment for the years ended 2001, 2000, and 1999. Percentages are calculated on related net sales.


                                            2001                   2000                   1999
                                     ------------------     ------------------     ------------------
Net Sales by Segment Data:
Healthcare distribution:
     Dental (1) ..................   $1,106,580   43.2%     $1,073,889   45.1%     $1,047,259   45.8%
     Medical .....................      929,825   36.3%        794,880   33.4%        715,210   31.3%
     Veterinary ..................       52,744    2.1%         56,421    2.4%         52,050    2.3%
     International (2) ...........      398,071   15.6%        389,946   16.4%        403,137   17.6%
                                     ----------  ------     ----------  ------     ----------  ------
     Total healthcare distribution    2,487,220   97.2%      2,315,136   97.2%      2,217,656   97.1%
Technology (3) ...................       71,023    2.8%         66,585    2.8%         66,888    2.9%
                                     ----------  ------     ----------  ------     ----------  ------
     Total .......................   $2,558,243  100.0%     $2,381,721  100.0%     $2,284,544  100.0%
                                     ==========  ======     ==========  ======     ==========  ======

Gross Profit by Segment Data:
Healthcare distribution ..........   $  649,469   26.1%     $  601,036   26.0%     $  563,107   25.4%
Technology .......................       49,855   70.2%         46,865   70.4%         45,489   68.0%
                                     ----------             ----------             ----------
     Total .......................   $  699,324   27.3%     $  647,901   27.2%     $  608,596   26.6%
                                     ==========  ======     ==========  ======     ==========  ======

Adjusted Operating Profit
(excluding merger and
integration, and
restructuring costs) by
Segment Data:
Healthcare distribution (4) ......   $  123,767    5.0%     $  102,953    4.4%     $   93,934    4.2%
Technology (5) ...................       23,983   33.8%         24,660   37.0%         25,298   37.8%
                                     ----------             ----------             ----------
     Total .......................   $  147,750    5.8%     $  127,613    5.4%     $  119,232    5.2%
                                     ==========  ======     ==========  ======     ==========  ======

(1) Dental consists of the Company's dental business in the United States and Canada.

(2) International consists of the Company's business (primarily dental) outside the United States and Canada, primarily in Europe.

(3) Technology consists of the Company's practice management software business and certain other value-added products and services, which are distributed primarily to healthcare professionals in the North American market.

(4) Excludes merger and integration, and restructuring costs of $0.0 million, $14.1 million, and $13.5 million in 2001, 2000, and 1999, respectively.

(5) Excludes merger and integration, and restructuring costs of $0.0 million, $1.0 million, and $0.0 million in 2001, 2000, and 1999, respectively.

2001 COMPARED TO 2000

     The company reports financial results on a 52-53 week basis and, as such, the 2000 fiscal year included an additional week. For the year ended December 29, 2001, net sales increased $176.5 million, or 7.4%, to $2,558.2 million in 2001 from $2,381.7 million in 2000. On a comparable basis (excluding the additional week in 2000), net sales growth was approximately 8.7%. Of the $176.5 million increase, approximately $172.1 million, or 97.5%, represented a 7.4% (8.7% on a comparable basis) increase in the Company's healthcare distribution business. As part of this increase, approximately $135.0 million represented a 17.0% (18.6% on a comparable basis) increase in its medical business, $32.7 million represented a 3.0% (4.0% on a comparable basis) increase in its dental business, $8.1 million represented a 2.1% (3.5% on a comparable basis) increase in the Company's international business, and $(3.7) million represented a 6.5% (5.2% on a comparable basis) decrease in the Company's veterinary business. The increase in medical net sales was primarily attributable to increased sales to core physicians' office and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the international market, the increase in net sales was primarily due to increased account penetration in Germany, France, and the United Kingdom, somewhat offset by unfavorable exchange rates to the U.S. dollar. Had net sales for the international market been translated at the same exchange rates in 2000, net sales would have increased by 5.8%. In the veterinary market, the decrease in net sales was primarily due to the loss of a product line. The remaining increase in 2001 net sales was due to the technology business, which increased $4.4 million, or 6.7% (7.6% on a comparable basis), to $71.0 million for 2001, from $66.6 million for 2000. The increase in technology and value-added product net sales was primarily due to increased sales of technology products and related services.

     Gross profit increased by $51.4 million, or 7.9%, to $699.3 million in 2001, from $647.9 million in 2000. Gross profit margin increased by 0.1% to 27.3% from 27.2% in the prior year. Healthcare distribution gross profit increased by $48.4 million, or 8.1%, to $649.4 million in 2001, from $601.0 million in 2000. Healthcare distribution gross profit margin increased by 0.1%, to 26.1%, from 26.0% in the prior year primarily due to changes in sales mix. Technology gross profit increased by $3.0 million, or 6.4%, to $49.9 million in 2001, from $46.9 million in 2000. Technology gross profit margin decreased by 0.2%, to 70.2%, from 70.4% in the prior year primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $31.3 million, or 6.0%, to $551.6 million in 2001 from $520.3 million in 2000. Selling and shipping expenses increased by $23.5 million, or 7.6%, to $334.1 million in 2001 from $310.6 million in 2000. As a percentage of net sales, selling and shipping expenses increased 0.1% to 13.1% in 2001 from 13.0% in 2000. General and administrative expenses increased $7.8 million, or 3.7%, to $217.5 million in 2001 from $209.7 million in 2000. As a percentage of net sales, general and administrative expenses decreased 0.3% to 8.5% in 2001 from 8.8% in 2000. The decrease was primarily due to reductions in expenses associated with the Company's restructuring program.

     Other income (expense) - net decreased by $(8.7) million, to $(7.4) million in 2001 from $(16.1) million for 2000, due primarily to higher interest income on long-term loans receivable and short-term investments, higher finance charge income on trade accounts receivable, lower interest expense due to reductions in long-term debt and bank credit line balances and lower interest rates, and in 2000, the nonrecurring loss of $1.6 million after tax on the sale of the Company's software development unit in the United Kingdom.

     Equity in earnings (losses) of affiliates increased $2.3 million to $0.4 million in 2001 from $(1.9) million in 2000. The increase is primarily due to a nonrecurring net loss of $1.9 million during the fourth quarter of 2000 from the sale of the Company's interest in HS Pharmaceutical, Inc. ("H.S. Pharmaceutical").

     For 2001, the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes.

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

     Other income (expense) - net changed by $(0.1) million, to $(16.1) million for the year ended December 30, 2000 from $(16.0) million for 1999 primarily due to the non-recurring loss of approximately $1.6 million, or approximately $0.04 per diluted share, from the sale of the Company's software development unit in the United Kingdom and lower interest income on accounts receivable balances, offset by a decrease in interest expense resulting from a decrease in average borrowings.

     Equity in losses of affiliates decreased $0.3 million or 13.6%, to $(1.9) million in 2000 from $(2.2) million in 1999. The net decrease is primarily due to increased earnings from an affiliate offset by a non-recurring net loss of approximately $1.9 million, or approximately $0.05 per diluted share from the sale of the Company's interest in HS Pharmaceutical during the fourth quarter of 2000.

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

SEASONALITY

     The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software and equipment, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions.

EURO CONVERSION

     Effective January 1, 2000, 11 of the 15 member countries of the European Union adopted the Euro as their common legal currency. On that date, the participating countries established fixed Euro conversion rates between their existing sovereign currencies and the Euro. The participating countries now issue sovereign debt exclusively in Euro, and have re-denominated outstanding sovereign debt. The authority to direct monetary policy for the participating countries, including money supply and official interest rates for the Euro, is now exercised by the new European Central Bank.

     Beginning on January 1, 2002, Euro banknotes were put into circulation. There was a changeover period of two months during which there was dual circulation - where both Euro and national currencies were used together. Following the changeover period, the national currencies were completely replaced by the Euro.

     During 2001, the Company successfully converted all of their European information systems in order to achieve timely Euro information system and product readiness, so as to conduct transactions in the Euro, in accordance with implementation schedules as they are established by the European Commission. The costs of these changes were not material to the Company and are included as part of operating expenses for 2001.

E-COMMERCE

     Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. The Company's distribution business is characterized by rapid technological developments and intense competition. The rapid evolution of on-line commerce will require continuous improvement in performance, features and reliability of Internet content and technology by the Company, particularly in response to competitive offerings. Through the Company's proprietary technologically based suite of products, customers are offered a variety of competitive alternatives. The Company's tradition of reliable service, proven name recognition, and large customer base built on solid customer relationships makes it well situated to participate fully in this rapidly growing aspect of the distribution business. The Company is exploring ways and means of improving and expanding its Internet presence and will continue to do so. In January 2001, the Company announced the unveiling of a new website (http://www.henryschein.com), which includes an array of value-added features. As part of this effort, the Company also launched http://www.sullivanschein.com website for its office-based dental practitioner customers.

INFLATION

     Management does not believe inflation had a material adverse effect on the financial statements for the periods presented.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     (A) In June 2001, the Financial Accounting Standards Board finalized FASB Statements No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"). FAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. FAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

     FAS 142 requires,  among other things,  that  companies no longer  amortize goodwill,  but instead  test  goodwill  for  impairment  at least  annually.  In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142.

     Certain of the Company's business combinations effected prior to June 30, 2001 were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of FAS 141 and FAS 142 will not have any effect with respect to the Company's prior transactions that were accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets. With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill and other intangible assets as of December 29, 2001 were $280.0 million and $8.0 million, respectively. Amortization expense during the year ended December 29, 2001 was $12.9 million of which $11.6 million was amortization of goodwill and $1.3 million was amortization of other intangibles. The Company has estimated that the impact of not amortizing goodwill on the results of operations will be an increase of approximately $0.17 per diluted share in 2002. The Company is still determining the reporting units to be used for its goodwill impairment testing, and accordingly, has not determined the impact, if any, from the results of such testing.

     (B) In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121") and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.

RISK MANAGEMENT

     The Company has operations in the United States, Canada, the United Kingdom, The Netherlands, Belgium, Germany, France, Austria, Spain, Australia and New Zealand. Substantially all of the Company's operations endeavor to protect their financial results by using foreign currency forward contracts to hedge intercompany debt and the foreign currency payments to foreign vendors. The total U.S. dollar equivalent of all foreign currency forward contracts hedging debt and the purchase of merchandise from foreign vendors was $44.1 million and $2.6 million, respectively, as of the end of fiscal 2001. As of December 29, 2001 the fair value of these contracts, which are determined by quoted market prices and expire through November 2002, was not material. For the year ended December 29, 2001, the Company recognized an immaterial loss relating to its foreign currency forward contracts.

     The Company considers its investment in foreign operations to be both long-term and strategic. As a result, the Company does not hedge the long-term translation exposure to its balance sheet. The Company has experienced negative translation adjustments of approximately $5.7 million and $7.8 million in 2001 and 2000, respectively, which adjustments were reflected in the balance sheet as a component of stockholders' equity. The cumulative translation adjustment at the end of 2001 showed a net negative translation adjustment of $23.9 million.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements have been to fund (a) capital expenditures, (b) repayments on bank borrowings, (c) working capital needs resulting from increased sales, special inventory forward buy-in opportunities and (d) acquisitions. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through its operations, its revolving credit facilities, private placement loans and stock issuances.

     Net cash provided by operating activities for the year ended December 29, 2001 of $190.9 million resulted primarily from net income of $87.4 million, non-cash charges of approximately $54.2 million, and a net increase in operating items of working capital of approximately $49.3 million. The increase in working capital was primarily due to an increase in accounts payable and accruals of $55.1 million, a $8.8 million decrease in other current assets, and a $3.2 million decrease in accounts receivable, offset by a $17.8 million increase in inventories. The Company's accounts receivable days sales outstanding ratio improved to 53.52 days for the period ending December 29, 2001 from 57.07 days for the period ending December 30, 2000. The Company's inventory turns improved to 6.93 inventory turns for the period ending December 29, 2001 from 6.28 inventory turns for the period ending December 30, 2000. The Company anticipates future increases in working capital requirements as a result of its continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the year ended December 29, 2001 of $55.1 million resulted primarily from cash used for capital expenditures of $46.1 million, of which $10.2 million was for the Company's new mid-west distribution center, and business acquisitions of $8.6 million. During the past three years, the Company has invested $110.4 million in the development of new computer systems, and for new and existing operating facilities. In the coming year, the Company expects to invest in excess of $50 million in capital projects to modernize and expand its facilities and infrastructure computer systems, and integrate operations.

     Net cash provided by financing activities for the year ended December 29, 2001 of $0.4 million resulted primarily from proceeds from the issuance of stock upon exercise of stock options of $14.2 million, offset primarily by net payments on borrowings from banks of $10.8 million and net payments on long-term debt of $2.9 million.

     Certain holders of minority interests in acquired entities have the right at certain times to require the Company to acquire their interest at fair value pursuant to a formula price based on earnings of the entity.

     The Company's cash and cash equivalents as of December 29, 2001 of $193.4 million consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     The Company entered into an amended revolving credit facility on August 15, 1997 that increased its main credit facility to $150.0 million and extended the facility termination date to August 15, 2002. There were no borrowings under the credit facility at December 29, 2001. The Company expects to renew the revolving line of credit prior to its scheduled termination in August 2002. The Company also has one uncommitted bank line of $15.0 million, of which no amounts have been borrowed against at December 29, 2001.

     On June 30, 1999 and September 25, 1998, the Company completed private placement transactions under which it issued $130.0 million and $100.0 million, respectively, in Senior Notes, the proceeds of which were used respectively, for the permanent financing of its acquisitions of GIV and the Heiland Group, as well as repaying and retiring a portion of four uncommitted bank lines and to pay down amounts owed under its revolving credit facility. The $130.0 million notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes and bear interest at a rate of 6.66% per annum. Interest on both notes is payable semi-annually. Certain of the Company's subsidiaries have credit facilities that totaled $39.9 million at December 29, 2001 under which $4.0 million had been borrowed.

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

     The following table shows the Company's contractual obligations related to fixed and variable rate long-term debt as well as lease obligations (See Notes 9 and 14(a) to the Consolidated financial statements):


                                                          Payments due by period (in thousands)

                                               Total       < 1 year   1 - 3 years  4 - 5 years   > 5 years
                                              --------     --------   -----------  -----------   ---------
Contractual obligations:
Long term debt ............................   $255,252     $ 14,392     $  2,543     $ 21,222     $217,095
Capital lease obligations .................      2,140          831          562          227          520
Operating lease obligations ...............    106,558       19,866       32,387       24,138       30,167
                                              --------     --------     --------     --------     --------
Total .....................................   $363,950     $ 35,089     $ 35,492     $ 45,587     $247,782
                                              ========     ========     ========     ========     ========


     The Company believes that its cash and cash equivalents of $193.4 million as of December 29, 2001, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.


ITEM 7A.  MARKET RISKS

     The Company is exposed to market risks, which include changes in U.S. and international interest rates as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. The Company attempts to reduce these risks by utilizing financial instruments, pursuant to Company policies.

Forward Foreign Currency Contracts

     The value of certain foreign currencies as compared to the U.S. dollar may affect the Company's financial results. Changes in exchange rates may positively or negatively affect the Company's revenues (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Where the Company deems it prudent, it engages in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, the Company hedges those transactions that, when remeasured according to accounting principles generally accepted in the United States, may impact its statement of income. From time to time, the Company purchases short-term forward exchange contracts to protect against currency exchange risks associated with the ultimate repayment of intercompany loans due from the Company's international subsidiaries and the payment of merchandise purchases to foreign vendors. As of December 29, 2001, the Company had outstanding foreign currency forward contracts aggregating $46.7 million, of which $44.1 million related to intercompany debt and $2.6 million related to the purchase of merchandise from foreign vendors. The contracts hedge against currency fluctuations of British Pounds ($24.1 million), Euros ($21.1 million) Australian dollars ($1.3 million), and New Zealand dollars ($0.2 million). As of December 29, 2001 the fair value of these contracts, which are determined by quoted market prices and expire through November 2002, was not material. For the year ended December 29, 2001, the Company recognized an immaterial loss relating to its foreign currency forward contracts.

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

Interest Rates

     The Company is exposed to risk from changes in interest rates from borrowings under certain variable bank credit lines and loan agreements. The Company has fixed rate debt of $130.0 million at 6.94% and $100.0 million at 6.66%. If the remaining outstanding debt at December 29, 2001 of $31.4 million was the average balance for the following twelve month period and the Company experienced a 1% increase in average interest rates, the interest expense for that period would have increased by $0.3 million. Based upon current economic conditions, the Company does not believe interest rates will increase substantially in the near future. As a result, the Company does not believe it is necessary to hedge its exposure against potential future interest rate increases.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                      HENRY SCHEIN, INC. AND SUBSIDIARIES

                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants.........................  29

Consolidated Financial Statements:

      Balance Sheets as of December 29, 2001 and December 30, 2000.........  30

      Statements of  Income and Comprehensive Income for the years ended
               December 29, 2001, December 30, 2000, and December 25, 1999.  31

      Statements of Stockholders' Equity for the years ended December 29,
               2001, December 30, 2000 and December 25, 1999...............  32

      Statements of Cash Flows for the years ended December 29, 2001,
               December 30, 2000 and December 25, 1999.....................  33

      Notes to Consolidated Financial Statements...........................  34

Report of Independent Certified Public Accountants.........................  62


Schedule II - Valuation and Qualifying Accounts, for the years ended
              December 29, 2001, December 30, 2000, and December 25, 1999..  67


All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

     We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. and Subsidiaries as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 29, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. and Subsidiaries at December 29, 2001 and December 30, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2001 in conformity with accounting principles generally accepted in the United States of America.


BDO SEIDMAN, LLP



New York, New York
March 1, 2002

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                                               December 29,   December 30,
                                                                                   2001           2000
                                                                               ------------   ------------
                                     ASSETS
Current assets:
     Cash and cash equivalents .............................................   $   193,367    $    58,362
     Accounts receivable, less reserves of $31,929 and $27,556, respectively       363,700        371,668
     Inventories ...........................................................       291,231        276,473
     Deferred income taxes .................................................        25,751         21,001
     Prepaid expenses and other ............................................        52,922         60,900
                                                                               -----------    -----------
          Total current assets .............................................       926,971        788,404
Property and equipment, net ................................................       117,980         94,663
Goodwill and other intangibles, net ........................................       288,004        292,018
Investments and other ......................................................        52,473         55,983
                                                                               -----------    -----------
                                                                               $ 1,385,428    $ 1,231,068
                                                                               ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ......................................................   $   263,190    $   216,535
     Bank credit lines .....................................................         4,025          4,390
     Accruals:
          Salaries and related expenses ....................................        41,602         39,830
          Merger, integration, and restructuring costs .....................         5,867         13,735
          Acquisition earnout payments .....................................        26,800         15,500
          Other expenses ...................................................        80,355         68,788
     Current maturities of long-term debt ..................................        15,223          6,079
                                                                               -----------    -----------
          Total current liabilities ........................................       437,062        364,857
Long-term debt .............................................................       242,169        266,224
Other liabilities ..........................................................        18,954         12,931
                                                                               -----------    -----------
          Total liabilities ................................................       698,185        644,012
                                                                               -----------    -----------
Minority interest ..........................................................         6,786          7,996
                                                                               -----------    -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 1,000,000,
          issued and outstanding 0 and 0, respectively .....................          --             --
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 42,745,204 and 41,946,284, respectively ..................           427            419
     Additional paid-in capital ............................................       393,047        373,413
     Retained earnings .....................................................       312,402        225,029
     Treasury stock, at cost, 62,479 shares ................................        (1,156)        (1,156)
     Accumulated comprehensive loss ........................................       (23,922)       (18,179)
     Deferred compensation .................................................          (341)          (466)
                                                                               -----------    -----------
          Total stockholders' equity .......................................       680,457        579,060
                                                                               -----------    -----------
                                                                               $ 1,385,428    $ 1,231,068
                                                                               ===========    ===========


          See accompanying notes to consolidated financial statements.

                 HENRY SCHEIN, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF INCOME
                      AND COMPREHENSIVE INCOME
                (In thousands, except per share data)

                                                                                       Years ended
                                                                        ------------------------------------------
                                                                        December 29,   December 30,   December 25,
                                                                            2001           2000           1999
                                                                        ------------   ------------   ------------

Net sales ...........................................................   $ 2,558,243    $ 2,381,721    $ 2,284,544
Cost of sales .......................................................     1,858,919      1,733,820      1,675,948
                                                                        -----------    -----------    -----------
     Gross profit ...................................................       699,324        647,901        608,596
Operating expenses:
     Selling, general and administrative ............................       551,574        520,288        489,364
     Merger and integration costs ...................................          --              585         13,467
     Restructuring costs ............................................          --           14,439           --
                                                                        -----------    -----------    -----------
          Operating income ..........................................       147,750        112,589        105,765
Other income (expense):
     Interest income ................................................        10,078          6,279          7,777
     Interest expense ...............................................       (17,324)       (20,409)       (23,593)
     Other - net ....................................................          (153)        (1,925)          (166)
                                                                        -----------    -----------    -----------
          Income before taxes on income, minority interest and equity
               in earnings (losses) of affiliates ...................       140,351         96,534         89,783
Taxes on income .....................................................        51,930         36,150         35,589
Minority interest in net income of subsidiaries .....................         1,462          1,757          1,690
Equity in earnings (losses) of affiliates ...........................           414         (1,878)        (2,192)
                                                                        -----------    -----------    -----------
Net income ..........................................................   $    87,373    $    56,749    $    50,312
                                                                        ===========    ===========    ===========
Net income ..........................................................   $    87,373    $    56,749    $    50,312
Other comprehensive income (loss):
     Foreign currency translation adjustment ........................        (5,743)        (7,820)        (8,302)
                                                                        -----------    -----------    -----------
Comprehensive income ................................................   $    81,630    $    48,929    $    42,010
                                                                        ===========    ===========    ===========
Net income per common share:
     Basic ..........................................................   $      2.06    $      1.38    $      1.24
                                                                        ===========    ===========    ===========
     Diluted ........................................................   $      2.01    $      1.35    $      1.21
                                                                        ===========    ===========    ===========
Weighted average common shares outstanding:
     Basic ..........................................................        42,366         41,244         40,585
     Diluted ........................................................        43,545         42,007         41,438

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (In thousands, except share data)

                                                                              Common Stock
                                                                             $.01 Par Value     Additional
                                                                             --------------       Paid-in      Retained
                                                                           Shares      Amount     Capital      Earnings
                                                                         ----------    ------    ---------    ---------
Balance, December 26, 1998 ..........................................    40,250,936     $ 402    $ 348,119    $ 119,064
Deficit of one company acquired under the
   pooling of interests method, not deemed material .................            __        __           __       (1,567)
Net income ..........................................................            __        __           __       50,312
Shares issued for acquisitions ......................................       189,833         2        1,900           __
Shares issued to ESOP trust .........................................       101,233         1        1,766           __
Amortization of restricted stock ....................................            __        __           __           __
Foreign currency translation loss ...................................            __        __           __           __
Shares issued upon exercise of  stock options by employees,
        including tax benefit of $5,974 .............................       226,304         2        9,972           __
                                                                         ----------     -----    ---------    ---------
Balance, December 25, 1999 ..........................................    40,768,306       407      361,757      167,809
Retained earnings of one company acquired under the
   pooling of interests method, not deemed material .................            __        __           __          471
Net income ..........................................................            __        __           __       56,749
Shares issued for acquisitions ......................................       465,480         5          423           __
Shares issued to ESOP trust .........................................       121,253         1        2,192           __
Amortization of restricted stock ....................................            __        __           __           __
Foreign currency translation loss ...................................            __        __           __           __
Shares issued upon exercise of  stock options by employees,
        including tax benefit of $2,758 .............................       591,245         6        9,041           __
                                                                         ----------     -----    ---------    ---------
Balance, December 30, 2000 ..........................................    41,946,284       419      373,413      225,029
Net income ..........................................................            __        __           __       87,373
Shares issued to ESOP trust .........................................        61,997         1        2,224           __
Amortization of restricted stock ....................................            __        __           __           __
Foreign currency translation loss ...................................            __        __           __           __
Shares issued upon exercise of  stock options by employees,
        including tax benefit of $3,262 .............................       736,923         7       17,410           __
                                                                         ----------     -----    ---------    ---------
Balance, December 29, 2001 ..........................................    42,745,204     $ 427    $ 393,047    $ 312,402
                                                                         ==========     =====    =========    =========
                                                                                       Accumulated                      Total
                                                                           Treasury   Comprehensive     Deferred     Stockholders'
                                                                            Stock         Loss        Compensation      Equity
                                                                           --------   ------------    ------------   ------------
Balance, December 26, 1998 ..........................................      $ (1,156)   $   (2,057)      $ (1,338)     $ 463,034
Deficit of one company acquired under the
   pooling of interests method, not deemed material .................            __            __             __         (1,567)
Net income ..........................................................            __            __             __         50,312
Shares issued for acquisitions ......................................            __            __             __          1,902
Shares issued to ESOP trust .........................................            __            __             __          1,767
Amortization of restricted stock ....................................            __            __            747            747
Foreign currency translation loss ...................................            __        (8,302)            __         (8,302)
Shares issued upon exercise of  stock options by employees,
        including tax benefit of $5,974 .............................            __            __             __          9,974
                                                                           --------    ----------       --------      ---------
Balance, December 25, 1999 ..........................................        (1,156)      (10,359)          (591)       517,867
Retained earnings of one company acquired under the
   pooling of interests method, not deemed material .................            __            __             __            471
Net income ..........................................................            __            __             __         56,749
Shares issued for acquisitions ......................................            __            __             __            428
Shares issued to ESOP trust .........................................            __            __             __          2,193
Amortization of restricted stock ....................................            __            __            125            125
Foreign currency translation loss ...................................            __        (7,820)            __         (7,820)
Shares issued upon exercise of  stock options by employees,
        including tax benefit of $2,758 .............................            __            __             __          9,047
                                                                           --------    ----------       --------      ---------
Balance, December 30, 2000 ..........................................        (1,156)      (18,179)          (466)       579,060
Net income ..........................................................            __            __             __         87,373
Shares issued to ESOP trust .........................................            __            __             __          2,225
Amortization of restricted stock ....................................            __            __            125            125
Foreign currency translation loss ...................................            __        (5,743)            __         (5,743)
Shares issued upon exercise of  stock options by employees,
        including tax benefit of $3,262 .............................            __            __             __         17,417
                                                                           --------    ----------       --------      ---------
Balance, December 29, 2001 ..........................................      $ (1,156)   $  (23,922)      $   (341)     $ 680,457
                                                                           ========    ==========       ========      =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Years ended
                                                                               ---------------------------------------
                                                                               December 29,  December 30,  December 25,
                                                                                   2001          2000          1999
                                                                               ------------  ------------  -----------
Cash flows from operating activities:
     Net income ..............................................................   $  87,373    $  56,749     $  50,312
     Adjustments to reconcile net income to net cash provided
          by operating activities:
            Depreciation and amortization ....................................      35,642       33,762        28,273
            Provision for losses and allowances on trade and other receivables       7,988        7,165           255
            Stock issued to ESOP trust .......................................       2,225        2,193         1,767
            Provision (benefit) for deferred income taxes ....................         292       (1,335)           13
            Undistributed (earnings) losses of affiliates ....................        (414)       1,878         2,192
            Minority interest in net income of subsidiaries ..................       1,462        1,757         1,690
            Write-off of equipment, intangibles and other ....................       7,067          701           286
     Changes in operating assets and liabilities
          (net of purchase acquisitions):
            Decrease (increase) in accounts receivable .......................       3,194        5,186       (22,258)
            (Increase) decrease in inventories ...............................     (17,850)       4,630        12,102
            Decrease (increase) in other current assets ......................       8,808       (4,628)        6,786
            Increase (decrease) in accounts payable and accruals .............      55,124       44,936       (24,925)
                                                                                 ---------    ---------     ---------
Net cash provided by operating activities ....................................     190,911      152,994        56,493
                                                                                 ---------    ---------     ---------
Cash flows from investing activities:
     Capital expenditures ....................................................     (46,127)     (29,743)      (34,549)
     Business acquisitions, net of cash acquired
          of $228, $0, and $11,092 ...........................................      (8,588)      (6,838)     (132,552)
     Proceeds from sale of fixed assets ......................................        --           --           8,583
     Other ...................................................................        (355)      (9,645)       (5,557)
                                                                                 ---------    ---------     ---------
Net cash used in investing activities ........................................     (55,070)     (46,226)     (164,075)
                                                                                 ---------    ---------     ---------
Cash flows from financing activities:
     Proceeds from issuance of long-term debt ................................      10,166         --         131,211
     Principal payments on long-term debt ....................................     (13,042)      (5,147)      (14,873)
     Proceeds from issuance of stock upon exercise
          of stock options by employees ......................................      14,155        6,283         3,998
     Proceeds from borrowing from banks ......................................       1,988        9,714       139,924
     Payments on borrowings from banks .......................................     (12,740)     (89,047)     (146,877)
     Other ...................................................................        (156)         346            40
                                                                                 ---------    ---------     ---------
Net cash provided by (used in) financing activities ..........................         371      (77,851)      113,423
                                                                                 ---------    ---------     ---------
Net increase in cash and cash equivalents ....................................     136,212       28,917         5,841
Effect of exchange rate changes on cash and cash equivalents .................      (1,207)       3,426        (8,044)
Cash and cash equivalents, beginning of year .................................      58,362       26,019        28,222
                                                                                 ---------    ---------     ---------
Cash and cash equivalents, end of year .......................................   $ 193,367    $  58,362     $  26,019
                                                                                 =========    =========     =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       (In thousands, except share data)


NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated financial statements include the accounts of Henry Schein, Inc. and all of its wholly owned and majority-owned subsidiaries (collectively the "Company"). Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned, are accounted for under the equity method. All intercompany accounts and transactions are eliminated in consolidation.

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

Fiscal Year

     The Company reports its operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The fiscal year ended December 29, 2001 consisted of 52 weeks. The fiscal year ended December 30, 2000 consisted of 53 weeks. The fiscal year ended December 25, 1999 consisted of 52 weeks.

Revenue Recognition

     Sales are recorded when products are shipped or services are rendered to customers, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Revenues derived from post contract customer support for practice management software are deferred and recognized ratably over the period in which the support is to be provided, generally one-year. Revenues from freight charged to customers are recognized when products are shipped. Provisions for discounts, rebates to customers, customer returns and other adjustments are provided for in the period the related sales are recorded based on historical data.

Direct Shipping and Handling Costs

     Freight and other direct shipping costs are included in "Cost of sales". Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to the Company's customers are reflected in "Selling, general and administrative" expenses. These costs were approximately $21,200, $17,700, and $15,700 for the years ended 2001, 2000, and 1999, respectively.

Advertising

     The Company generally expenses advertising and promotional costs as incurred. Total advertising and promotional expenses were approximately $14,300, $13,900, and $12,600 for fiscal years ended 2001, 2000, and 1999, respectively.

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

Property and Equipment and Depreciation and Amortization

     Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

                                                        Years
                                                        -----
                 Buildings and improvements .........     40
                 Machinery and warehouse equipment...   5-10
                 Furniture, fixtures and other ......   3-10
                 Computer equipment and software ....    3-8


     Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

     Capitalized software costs consist of costs to purchase and develop software. The Company capitalizes certain incurred software development costs in accordance with the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position No. 98-1, "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Costs incurred during the application-development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred for the Company's own personnel who are directly associated with software development are also capitalized.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

Foreign Currency Translation and Transactions

     The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated comprehensive loss account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings.

Derivative Financial Instruments

     On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 ("FAS 133") "Accounting for Derivative Instruments and Hedging Activities", as amended, and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting FAS 133 on the Company's Statement of Income and Balance Sheet was not material.

     The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, specifically foreign currency forward contracts, are used to hedge the foreign currency market exposures underlying certain inter-company debt and certain forecasted transactions with foreign vendors. The Company does not enter such contracts for speculative purposes.

     For derivative instruments that are designated and qualify as a fair value hedge (i.e., hedging the exposure to changes in the fair value of an asset or a liability or an identified portion thereof that is attributable to a particular risk), the gain or loss on the derivative instrument as well as the offsetting gain or loss on the hedged item attributable to the hedged risk are recognized in earnings in the current period. For derivative instruments that are designated and qualify as a cash flow hedge (i.e., hedging the exposure of variability in expected future cash flows that would be attributable to a particular risk), the effective portion of the gain or loss on the derivative instrument is reported as a component of Accumulated comprehensive loss (a component of stockholders' equity) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The remaining gain or loss on the derivative instrument, if any (i.e., the ineffective portion and any portion of the derivative instrument excluded from the assessment of effectiveness) is recognized in earnings in the current period. For derivative instruments not designated as hedging instruments, changes in their fair values are recognized in earnings, as a component of Other-net.

Acquisitions

     The net assets of businesses purchased are recorded at their fair value at the acquisition date and the consolidated financial statements include their operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is included in Goodwill. Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over future periods. The Company's policy is to record a liability and adjust the acquisition price for such amounts when the targets are met.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 1--SIGNIFICANT ACCOUNTING POLICIES--(CONTINUED)

Long-Lived Assets

     Long-lived assets, such as goodwill and property and equipment, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

Stock-Based Compensation

     The Company accounts for its stock option awards to employees under the intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under the intrinsic value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock. The Company makes pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied as required by Statement of Financial Accounting Standards No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation".

Earnings Per Share

     Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

Comprehensive Income

     Comprehensive income includes net income and revenues, expenses, gains and losses that, under generally accepted accounting principles, are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income is comprised of net income and foreign currency translation adjustments.

Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, and accounts payable approximate fair value because of the immediate or short-term maturity of these financial instruments. The carrying amount reported for long-term debt approximates fair value because certain of the underlying instruments are at variable rates, which are repriced frequently. The remaining portion of long-term debt approximates fair value because the interest approximates current market rates for financial instruments with similar maturities and terms.

New Accounting Pronouncements

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

requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. FAS 141 applies to all business combinations initiated after June 30, 2001 and for purchase business combinations completed on or after July 1, 2001. It also requires, upon adoption of FAS 142, that the Company reclassify, if necessary, the carrying amounts of intangible assets and goodwill based on the criteria in FAS 141.

     FAS 142 requires,  among other things,  that  companies no longer  amortize goodwill,  but instead  test  goodwill  for  impairment  at least  annually.  In addition, FAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful lives of other existing recognized intangible assets, and cease amortization of intangible assets with an indefinite useful life. An intangible asset with an indefinite useful life should be tested for impairment in accordance with the guidance in FAS 142. FAS 142 is required to be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized at that date, regardless of when those assets were initially recognized. FAS 142 also requires the Company to complete a transitional goodwill impairment test within six months from the date of adoption. The Company is also required to reassess the useful lives of other intangible assets within the first interim quarter after adoption of FAS 142.

     Certain of the Company's business combinations effected prior to June 30, 2001 were accounted for using both the pooling-of-interests and purchase methods. The pooling-of-interests method does not result in the recognition of acquired goodwill or other intangible assets. As a result, the adoption of FAS 141 and FAS 142 will not have any effect with respect to the Company's prior transactions that were accounted for under the pooling-of-interests method. However, all future business combinations will be accounted for under the purchase method, which may result in the recognition of goodwill and other intangible assets. With respect to the Company's business combinations that were effected prior to June 30, 2001, using the purchase method of accounting, the net carrying amounts of the resulting goodwill and other intangible assets as of December 29, 2001 were approximately $280,000 and $8,000, respectively. Amortization expense during the year ended December 29, 2001 was $12,900 of which $11,600 was amortization of goodwill and $1,300 was amortization of other intangibles. The Company has estimated that the impact of not amortizing goodwill on the results of operations will be an increase of approximately $0.17 per diluted share in 2002. The Company is still determining the reporting units to be used for its goodwill impairment testing, and accordingly, has not determined the impact, if any, from the results of such testing.

     (B) In August 2001, the FASB issued FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("FAS 144"). This statement supercedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121") and amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. FAS 144 retains the fundamental provisions of FAS 121 for recognition and measurement of impairment, but amends the accounting and reporting standards for segments of a business to be disposed of. FAS 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The provisions of FAS 144 generally are to be applied prospectively. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                      (In thousands, except per share data)


NOTE 2--EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                               Years ended
                                  ----------------------------------------
                                  December 29,  December 30,  December 25,
                                      2001         2000           1999
                                  ------------  ------------  ------------
   Basic .........................   42,366       41,244         40,585
   Effect of assumed conversion of
        employee stock options ...    1,179          763            853
                                     ------       ------         ------
   Diluted .......................   43,545       42,007         41,438
                                     ======       ======         ======


     Options to purchase approximately 1,114, 3,011, and 2,485 shares of common stock at prices ranging from $35.50 to $46.00, $19.73 to $46.00, and $24.56 to $46.00 per share that were outstanding during 2001, 2000, and 1999, respectively, were not included in the computation of diluted earnings per share for each of the respective years because the options' exercise prices exceeded the fair market value of the Company's common stock.

NOTE 3--PROPERTY AND EQUIPMENT, NET

     Major classes of property and equipment consist of the following:

                                                     December 29,   December 30,
                                                         2001           2000
                                                     ------------   ------------
Land ............................................     $  3,540       $  1,257
Buildings and leasehold improvements ............       52,257         42,744
Machinery and warehouse equipment ...............       24,016         21,909
Furniture, fixtures and other ...................       27,096         24,888
Computer equipment and software .................      101,894         76,999
                                                      --------       --------
                                                       208,803        167,797
Less accumulated depreciation and amortization ..       90,823         73,134
                                                      --------       --------
Net property and equipment ......................     $117,980       $ 94,663
                                                      ========       ========

     The net book value of equipment held under capital leases amounted to approximately $1,081 and $2,165 as of December 29, 2001 and December 30, 2000, respectively (See Note 14(b)).

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 4--GOODWILL AND OTHER INTANGIBLES, NET

     Goodwill and other intangibles, net consist of the following:


                                   Estimated      December 29,   December 30,
                                     Lives            2001           2000
                                  ----------      ------------   ------------
Goodwill.......................    30 years        $ 326,473      $ 319,625
Other..........................   3- 5 years          17,473         16,812
                                                   ---------      ---------
                                                     343,946        336,437
Less accumulated amortization..                       55,942         44,419
                                                   ---------      ---------
                                                   $ 288,004      $ 292,018
                                                   =========      =========


     Goodwill represents the excess of the purchase price of acquisitions over the fair value of identifiable net assets acquired. During 2001, the increase in goodwill was primarily due to additional purchase price consideration of approximately $13,300 for a prior year acquisition, net of an impairment loss related to the healthcare distribution business. Other intangibles include covenants not-to-compete, customer lists and deferred financing costs.


NOTE 5--INVESTMENTS AND OTHER

     Investments and other consist of the following:


                                               December 29,     December 30,
                                                   2001             2000
                                               ------------     ------------
Long-term notes receivables (1) ..............   $ 41,214         $ 39,028
Investments in unconsolidated affiliates .....      4,201            4,791
Other ........................................      7,058           12,164
                                                 --------         --------
                                                 $ 52,473         $ 55,983
                                                 ========         ========
----------
(1) Long-term notes receivables include various notes due arising from the sale of certain businesses of approximately $22,251 in 2001 and $21,700 in 2000.


     The Company's investment as of December 29, 2001, is a 50% interest in an unconsolidated affiliate, which is involved in the healthcare distribution business. In the fourth quarter of fiscal 2000, the Company sold its 50% interest in HS Pharmaceutical Inc. ("HS Pharmaceutical"), a manufacturer and distributor of generic pharmaceuticals, which resulted in a non-recurring net loss of $1,925 which is included in Equity in earnings (losses) of affiliates.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 6--BUSINESS ACQUISITIONS

     During  the year  ended  December  29,  2001,  the  Company  completed  the acquisition of two healthcare distribution businesses, which included the purchase of the remaining 50% interest of an affiliate. Neither of these purchases was considered material either individually or in the aggregate. The two transactions were accounted for under the purchase method of accounting and have been included in the consolidated financial statements from their respective acquisition dates.

     In  2000,  the  Company   completed  the   acquisition  of  two  healthcare
distribution businesses and one technology business, none of which were considered material either individually or in the aggregate. Of the three completed acquisitions, two were accounted for under the purchase method of accounting and the remaining acquisition was accounted for under the pooling of interests method of accounting. The Company issued 465,480 shares of its Common Stock, with an aggregate value of approximately $7,900 in connection with the pooling transaction. The transactions completed under the purchase method of accounting have been included in the consolidated financial statements from their respective acquisition dates. The pooling transaction was not material and accordingly, prior period financial statements have not been restated. Results of the acquired company have been included in the consolidated financial statements from the beginning of the second quarter of 2000.

     In 1999, the Company completed the acquisition of eight healthcare distribution businesses and one technology business, the most significant of which were transactions accounted for under the purchase method of accounting; General Injectables and Vaccines, Inc. ("GIV") (on December 30, 1998), a leading independent direct marketer of vaccines and other injectables to office based practitioners throughout the United States; and the Heiland Group GmbH ("Heiland") (on December 31, 1998), the largest direct marketer of healthcare supplies to the medical, dental, and veterinarian office-based practitioners in Germany.

     GIV and Heiland had 1998 net sales of approximately $120,000 and $130,000, respectively. The purchase price and resultant goodwill, which was being amortized over 30 years, for these acquisitions was approximately $65,000 and $47,400 for GIV, and $60,400 and $55,800 for Heiland, respectively (see Note 9
(a)). The acquisition agreements for GIV provide for additional cash consideration of up to $6,000 per year through 2004, not to exceed $22,500 in total, to be paid if certain profitability targets are met.

     Additionally, during 1999, the Company acquired six other companies, which had total sales in 1998 of approximately $74,000 that were accounted for under the purchase method of accounting. Results of operations of the business acquisitions accounted for under the purchase method of accounting have been included in the financial statements commencing with the acquisition dates. The total purchase price of the six companies acquired was approximately, $11,800. The Company also acquired one company, which is being accounted for under the pooling of interests method of accounting, which was not material. In connection with this acquisition, the Company issued 189,833 shares of its Common Stock with an aggregate market value of $6,400. The pooling transaction was not material and accordingly prior period financial statements have not been restated. Results of the pooling transaction acquisition have been included in the consolidated financial statements from the beginning of the quarter in which the acquisition occurred.

     Summarized unaudited pro forma results of operations for the acquisitions completed during fiscal 2001 and 2000, which were accounted for under the purchase method of accounting, are not presented as the impact of reflecting the Company's results of operations which assumed the acquisitions occurred as of the beginning of the fiscal 2000 is not material.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 6--BUSINESS ACQUISITIONS-(CONTINUED)

     The Company incurred certain direct costs in connection with the aforementioned acquisitions accounted for under the pooling of interests method of accounting including, in 1998, the H. Meer Dental Supply Co. Inc. ("Meer"), a distributor of consumable dental supplies, and the integration of these and certain other acquired businesses into the Company's infrastructure. These costs, which have been classified as merger and integration costs, are as follows:


                                                                                        Years ended
                                                                          -----------------------------------------
                                                                          December 29,  December 30,   December 25,
                                                                              2001          2000           1999
                                                                          ------------  ------------   ------------
Direct transaction / merger costs (1) ..................................     $  --         $  585         $4,032
                                                                             ------         -----       --------
Integration costs:
     Severance and other direct costs ..................................        --            --           3,437
     Costs associated with the closure of distribution centers (2)......        --            --           5,583
     Long-lived asset write-off and impairment .........................        --            --             415
                                                                             ------         -----       --------
          Total integration costs ......................................        --            --           9,435
                                                                             ------         -----       --------
     Total merger and integration costs ................................     $  --          $ 585       $ 13,467
                                                                             ======         =====       ========
----------

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 6--BUSINESS ACQUISITIONS-(CONTINUED)

     The following table shows the activity in the merger and integration accruals:


                                                                                Applied    Adjustments
                                         Balance at                             Against     to Reflect    Balance
                                         Beginning                            Long-Lived      Actual      at End
                                          of Year    Provision    Payments     Assets (1)      Cost       of Year
                                         ----------  ---------   ----------   -----------  -----------    -------
Year ended December 25, 1999:
     Severance and other direct costs... $  7,943    $  4,721    $  (9,686)    $     -      $  (1,284)   $  1,694
     Direct transaction and other
           integration costs............   14,049       8,340       (9,156)      (6,524)        1,690       8,399
                                         --------    --------    ---------     --------     ---------    --------
                                         $ 21,992    $ 13,061    $ (18,842)    $ (6,524)    $     406    $ 10,093
                                         ========    ========    =========     ========     =========    ========
Year ended December 30, 2000:
     Severance and other direct costs... $  1,694    $    -      $    (947)    $     -      $      -     $    747
     Direct transaction and other
           integration costs............    8,399         585       (4,844)          -             -        4,140
                                         --------    --------    ---------     --------     ---------    --------
                                         $ 10,093    $    585    $  (5,791)    $     -      $      -     $  4,887
                                         ========    ========    =========     ========     =========    ========
Year ended December 29, 2001:
     Severance and other direct costs... $    747    $    -      $    (382)    $     -      $      -     $    365
     Direct transaction and other
           integration costs............    4,140         -         (1,957)          -             -        2,183
                                         --------    --------    ---------     --------     ---------    --------
                                         $  4,887    $    -      $  (2,339)    $     -      $      -     $  2,548
                                         ========    ========    =========     ========     =========    ========
----------

(1)  To reflect specific write-offs relating to amounts previously provided.

     As a result of the acquisitions and integration of these and certain other businesses into the Company's infrastructure, 870 employees were terminated through December 25, 1999. Of the 870 terminated employees, 206 received severance during 1999, 37 received severance during 2000, 11 received severance during 2001, and 1 was owed severance at December 29, 2001.

NOTE 7--PLAN OF RESTRUCTURING

     On August 1, 2000, the Company announced a comprehensive restructuring plan designed to improve customer service and increase profitability by maximizing the efficiency of the Company's infrastructure. In addition to closing or downsizing certain facilities, this worldwide initiative included the elimination of approximately 300 positions, including open positions, or about 5% of the total workforce, throughout all levels within the organization.

     For the year ended December 30, 2000, the Company incurred one-time restructuring costs of approximately $14,439 ($9,270 after taxes), consisting of employee severance pay and benefits, facility closing costs representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 7--PLAN OF RESTRUCTURING-(CONTINUED)

     The following table shows amounts expensed and paid for restructuring costs that were incurred and accrued in 2000:


                                           Balance at               Adjustments    Balance at
                                          December 30,               to Reflect   December 29,
                                              2000       Payments   Actual Cost       2001
                                          ------------   --------   -----------   ------------
Severance costs (1) ....................    $ 4,007      $(4,106)     $   732       $   633
Facility closing costs (2) .............      3,684       (1,278)         239         2,645
Other professional and consulting costs.      1,157         (145)        (971)           41
                                            -------      -------      -------       -------
                                            $ 8,848      $(5,529)     $    -        $ 3,319
                                            =======      =======      =======       =======
----------

(1) Represents salaries and related benefits for employees separated from the Company.

(2) Represents costs associated with the closing of certain equipment branches (primarily lease termination costs) and property and equipment write-offs.

     For the year ended December 30, 2000, 284 employees separated from the Company and received severance payments in 2000. During 2001, 104 of these employees received severance payments, and 6 were owed severance pay and benefits at December 29, 2001. These employees were from nearly all functional areas of the Company's operations.

NOTE 8--BANK CREDIT LINES

     At December 29, 2001, certain subsidiaries of the Company had available various short-term bank credit lines totaling approximately $39,850, expiring through January 2004. Borrowings of $4,025 under these credit lines, bear interest rates ranging from 4.00% to 7.25%, and were collateralized by accounts receivable, inventory and property and equipment with an aggregate net book value of $83,110 at December 29, 2001.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 9--LONG-TERM DEBT

     Long-term debt consists of:

                                                                          Years ended
                                                                   --------------------------
                                                                   December 29,  December 30,
                                                                       2001          2000
                                                                   ------------  ------------
Private Placement Loans (a) ....................................     $230,000      $230,000
Borrowings under Revolving Credit Agreement (b) ................         --          10,660
Notes payable to banks, interest at 4.49% to 6.94%,
     payable in quarterly installments ranging from $59 to $63
     through 2019, semi-annual installments of $452 through 2002
     and a lump sum payment of $5,423 on January 1, 2002 .......       21,091        21,517
Various loans payable with interest, in varying
     installments through 2010, uncollateralized ...............        2,517         5,682
Note payable, interest payable quarterly
     at 5.28% plus a margin;  balance due on January 1, 2002 ...        1,644         1,984
Capital lease obligations in various installments through
     fiscal 2010; interest at 6.0% to 10.1% or varies with
     prime rate (see Note 14 (b)) ..............................        2,140         2,460
                                                                     --------      --------
Total ..........................................................      257,392       272,303
Less current maturities ........................................       15,223         6,079
                                                                     --------      --------
Total long-term debt ...........................................     $242,169      $266,224
                                                                     ========      ========

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

(b) Revolving Credit Agreement

     On August 15, 1997, the Company entered into an amended revolving credit agreement which, among other things, increased the maximum available borrowings to $150,000 from $100,000 and extended the term of the agreement to August 15, 2002. The interest rate on any borrowings under the agreement is based on prime, or LIBOR, as defined in the agreement, which were 4.75%, and 4.84%, respectively, at December 29, 2001. There were no borrowings outstanding at December 29, 2001. The agreement provides for a sliding scale fee ranging from 0.1% to 0.3%, based upon certain financial ratios, on any unused portion of the commitment. The agreement also provides, among other things, that the Company will maintain, on a consolidated basis, as defined, a minimum tangible net worth, current cash flow, and interest coverage ratios, a maximum leverage ratio, and contains restrictions relating to annual dividends in excess of $500, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, capital expenditures, certain changes in ownership and

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 9--LONG-TERM DEBT--(CONTINUED)

employee and shareholder loans. The Company expects to renew the revolving line of credit prior to its scheduled termination in August 2002.

     As of December 29, 2001, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 2002 - $15,223; 2003 - $1,895; 2004 - $1,210; 2005 - $703; 2006 - $20,746.

NOTE 10--TAXES ON INCOME

     Taxes on income are based on income before taxes on income, minority interest and equity in earnings (losses) of affiliates as follows:


                                                Years ended
                            ---------------------------------------------------
                            December 29,        December 30,       December 25,
                                2001                2000               1999
                            ------------        ------------       ------------
Domestic ................    $ 140,675           $ 102,777          $  84,877
Foreign .................         (324)             (6,243)             4,906
                             ---------           ---------          ---------
     Total ..............    $ 140,351           $  96,534          $  89,783
                             =========           =========          =========

     The provision (benefit) for taxes on income was as follows:


                                                     Years ended
                                      ------------------------------------------
                                      December 29,   December 30,   December 25,
                                          2001           2000           1999
                                      ------------   ------------   ------------
Current tax expense:
     U.S. Federal .................    $ 46,225       $ 33,989       $ 28,137
     State and local ..............       3,806          2,882          5,579
     Foreign ......................       1,607            614          1,860
                                       --------       --------       --------
          Total current ...........      51,638         37,485         35,576
                                       --------       --------       --------
Deferred tax expense (benefit):
     U.S. Federal .................        (162)        (1,046)           954
     State and local ..............         234             90         (1,338)
     Foreign ......................         220           (379)           397
                                       --------       --------       --------
          Total deferred ..........         292         (1,335)            13
                                       --------       --------       --------
          Total provision .........    $ 51,930       $ 36,150       $ 35,589
                                       ========       ========       ========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 10--TAXES ON INCOME--(CONTINUED)

     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                                   Years ended
                                                                           ---------------------------
                                                                           December 29,   December 30,
                                                                               2001           2000
                                                                           ------------   ------------
Current deferred tax assets:
     Inventory, premium coupon redemptions and
          accounts receivable valuation allowances ...................      $ 14,433       $ 11,824
     Uniform capitalization adjustments to inventories ...............         3,578          3,750
     Other accrued liabilities .......................................         7,740          5,427
                                                                            --------       --------
          Total current deferred tax asset ...........................        25,751         21,001
                                                                            --------       --------
Non-current deferred tax asset (liability):
     Property and equipment ..........................................       (12,402)        (8,459)
     Provision for other long-term liabilities .......................        (5,198)        (3,001)
     Net operating loss carryforward .................................           150            156
     Net operating losses of foreign subsidiaries ....................         2,697          2,863
                                                                            --------       --------
          Total non-current deferred tax liability ...................       (14,753)        (8,441)
          Valuation allowance for non-current deferred tax assets  (1)        (1,850)        (2,686)
                                                                            --------       --------
     Net non-current deferred tax liabilities ........................       (16,603)       (11,127)
                                                                            --------       --------
Net deferred tax asset ...............................................      $  9,148       $  9,874
                                                                            ========       ========
----------

     (1) Primarily relates to operating losses of foreign subsidiaries.

     The net deferred tax asset is realizable as the Company has sufficient taxable income in prior years to realize the tax benefit for deductible temporary differences. The non-current deferred liability is included in Other liabilities on the Consolidated Balance Sheets.

     At December 29, 2001, the Company has net operating loss carryforwards for Federal income tax purposes of $389, which are available to offset future Federal taxable income through 2010. Foreign net operating losses totaled $8,096 at December 29, 2001. Such losses can be utilized against future foreign income. These losses expire between 2002 and 2011 with $1,674 expiring in 2002.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 10--TAXES ON INCOME--(CONTINUED)

     The tax provisions differ from the amount computed using the Federal statutory income tax rate as follows:


                                                                        Years ended
                                                         ------------------------------------------
                                                         December 29,   December 30,   December 25,
                                                              2001           2000           1999
                                                         ------------   ------------   ------------
Provision at Federal statutory rate ..................    $ 49,122       $ 33,785       $ 31,425
State income taxes, net of Federal income tax effect..       2,626          1,874          2,757
Net foreign  losses for which no tax  benefits
     are available ...................................         597          1,009            196
Foreign income taxed at other than the Federal
     statutory rate ..................................          (6)           448             38
Reduction in valuation allowance .....................        (210)        (1,011)           --
Non-deductible merger and integration costs ..........         --             205          1,329
Other ................................................        (199)          (160)          (156)
                                                          --------       --------       --------
Income tax provision .................................    $ 51,930       $ 36,150       $ 35,589
                                                          ========       ========       ========

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries. Those earnings have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 29, 2001, the cumulative amount of reinvested earnings was approximately $6,073.

NOTE 11--FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

(a) Financial Instruments

     To reduce its exposure to fluctuations in foreign currencies, the Company is party to foreign currency forward contracts with major financial institutions, which are used to hedge the foreign currency market exposures underlying certain inter-company debt and certain forecasted transactions with foreign vendors.

     As of December 29, 2001, the Company had outstanding foreign currency forward contracts aggregating $46,732, of which, $44,077 related to inter-company debt and $2,655 related to the purchase and sale of merchandise from foreign vendors. The contracts hedge against currency fluctuations of British Pounds ($24,145), Euros ($21,071), Australian dollars ($1,294), and New Zealand dollars ($222). As of December 29, 2001, the fair value of these contracts, which are determined by quoted market prices and expire through November 2002, was not material. For the year ended December 29, 2001, the Company recognized an immaterial loss relating to its foreign currency forward contracts.

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


NOTE 11-- FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS--(CONTINUED)

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

NOTE 12--SEGMENT AND GEOGRAPHIC DATA

     The Company has two reportable segments: healthcare distribution and technology. The healthcare distribution segment, which is comprised of the Company's dental, medical, veterinary and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals in the combined North American and international markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the North American market.

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

     The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following table presents information about the Company's business segments:


                                                                       Years ended
                                                        -------------------------------------------
                                                        December 29,   December 30,    December 25,
                                                            2001           2000           1999
                                                        ------------   ------------    ------------
Net Sales:
Healthcare distribution (1):
     Dental ........................................    $ 1,106,580    $ 1,073,889    $ 1,047,259
     Medical .......................................        929,825        794,880        715,210
     Veterinary ....................................         52,744         56,421         52,050
     International (2) .............................        398,071        389,946        403,137
                                                        -----------    -----------    -----------
          Total healthcare distribution.............      2,487,220      2,315,136      2,217,656
Technology (3) .....................................         71,023         66,585         66,888
                                                        -----------    -----------    -----------
     Total .........................................    $ 2,558,243    $ 2,381,721    $ 2,284,544
                                                        ===========    ===========    ===========
----------

(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.

(2) Consists of products sold in Dental, Medical and Veterinary markets, primarily in Europe.

(3) Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare professionals in the North American market.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 12--SEGMENT AND GEOGRAPHIC DATA--(CONTINUED)

                                                                                               Years ended
                                                                               --------------------------------------------
                                                                               December 29,    December 30,    December 25,
                                                                                   2001            2000            1999
                                                                               ------------    ------------    ------------
Operating Income:
     Healthcare distribution (includes merger and integration and
          restructuring costs of $0, $14,081, and $13,467, respectively) ..     $  123,767     $   88,872      $   80,467
     Technology (includes merger and integration and restructuring
          costs of $0, $943, and $0, respectively) ........................         23,983         23,717          25,298
                                                                                ----------     ----------      ----------
     Total ................................................................     $  147,750     $  112,589      $  105,765
                                                                                ==========     ==========      ==========

Interest Income:
     Healthcare distribution ..............................................     $    9,435     $    5,231      $    7,811
     Technology ...........................................................          2,619          4,424           1,534
                                                                                ----------     ----------      ----------
     Total ................................................................     $   12,054     $    9,655      $    9,345
                                                                                ==========     ==========      ==========

Interest Expense:
     Healthcare distribution ..............................................     $   18,574     $   22,611      $   24,785
     Technology ...........................................................            726          1,174             376
                                                                                ----------     ----------      ----------
     Total ................................................................     $   19,300     $   23,785      $   25,161
                                                                                ==========     ==========      ==========

                                                                                December 29,   December 30,    December 25,
                                                                                    2001           2000            1999
                                                                               ------------    ------------    ------------
Total Assets:
     Healthcare distribution ..............................................     $1,355,681     $1,188,098      $1,134,312
     Technology ...........................................................         88,590         97,058         110,563
                                                                                ----------     ----------      ----------
     Total ................................................................     $1,444,271     $1,285,156      $1,244,875
                                                                                ==========     ==========      ==========

Depreciation and Amortization:
     Healthcare distribution ..............................................     $   34,080     $   32,465      $   26,355
     Technology ...........................................................          1,562          1,297           1,918
                                                                                ----------     ----------      ----------
     Total ................................................................     $   35,642     $   33,762      $   28,273
                                                                                ==========     ==========      ==========

Capital Expenditures:
     Healthcare distribution ..............................................     $   45,289     $   28,344      $   32,639
     Technology ...........................................................            838          1,399           1,910
                                                                                ----------     ----------      ----------
     Total ................................................................     $   46,127     $   29,743      $   34,549
                                                                                ==========     ==========      ==========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 12--SEGMENT AND GEOGRAPHIC DATA--(CONTINUED)

     The following table reconciles segment totals to consolidated totals as of, and for the years ended December 29, 2001, December 30, 2000, and December 25, 1999:

                                                                            2001           2000           1999
                                                                        -----------    -----------    -----------
Total Assets:
     Total assets for reportable segments ...........................   $ 1,444,271    $ 1,285,156    $ 1,244,875
     Receivables due from healthcare distribution segment ...........       (57,685)       (46,494)       (36,593)
     Receivables due from technology segment ........................        (1,158)        (7,594)        (4,180)
                                                                        -----------    -----------    -----------
          Consolidated total assets .................................   $ 1,385,428    $ 1,231,068    $ 1,204,102
                                                                        ===========    ===========    ===========
Interest Income:
     Total interest income for reportable segments ..................   $    12,054    $     9,655    $     9,345
     Interest on receivables due from healthcare distribution segment        (1,737)        (2,887)        (1,369)
     Interest on receivables due from technology segment ............          (239)          (489)          (199)
                                                                        -----------    -----------    -----------
          Total consolidated interest income ........................   $    10,078    $     6,279    $     7,777
                                                                        ===========    ===========    ===========
Interest Expense:
     Total interest expense for reportable segments .................   $    19,300    $    23,785    $    25,161
     Interest on payables due to healthcare distribution segment ....          (239)          (489)          (199)
     Interest on payables due to technology segment .................        (1,737)        (2,887)        (1,369)
                                                                        -----------    -----------    -----------
          Total consolidated interest expense .......................   $    17,324    $    20,409    $    23,593
                                                                        ===========    ===========    ===========

     The following table presents information about the Company by geographic area as of, and for the years ended December 29, 2001, December 30, 2000, and December 25, 1999. Revenues by geographic area are based on the respective locations of the Company's subsidiaries. No individual country, except for the United States, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of United States export sales.

                                   2001                        2000                        1999
                         ------------------------    ------------------------    ------------------------
                                    Long-Lived                  Long-Lived                  Long-Lived
                          Net Sales      Assets       Net Sales      Assets       Net Sales      Assets
                         ----------    ----------    ----------    ----------    ----------    ----------
North America .......    $2,179,645    $  296,858    $2,010,398    $  271,188    $1,899,188    $  249,524
Europe and other ....       378,598       109,126       371,323       115,493       385,356       132,216
                         ----------    ----------    ----------    ----------    ----------    ----------
Consolidated Total...    $2,558,243    $  405,984    $2,381,721    $  386,681    $2,284,544    $  381,740
                         ==========    ==========    ==========    ==========    ==========    ==========

     The Company's subsidiary located in Germany had long-lived assets of $71,825, $77,995, and $88,050 at December 29, 2001, December 30, 2000, and
December 25, 1999, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 13--STOCKHOLDERS' EQUITY

(a) Common Stock Purchase Rights

     On November 30, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"), and declared a dividend under the Rights Plan of one common stock purchase right (a "Right") on each outstanding share of the Company's Common Stock. Until the occurrence of certain events, each share of Common Stock that is issued will also have a Right attached to it. The Rights provide, in substance, that should any person or group acquire 15% or more of the outstanding Common Stock of the Company after the date of adoption of the Rights Plan, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a certain number of shares of Common Stock for 50% of the then-current market value of the Common Stock. Unless a 15% acquisition has occurred, the Company may redeem the Rights at any time prior to the termination date of the Rights Plan. This Right to purchase the Common Stock at a discount will not be triggered by a person's or group's acquisition of 15% or more of the Common Stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the stockholders' best interests. In adition, this Right will not be triggered by the positions of existing shareholders.

     Certain business combinations with an acquiring person or its affiliates will trigger an additional feature of the Rights. Each Right, (other than Rights held by the acquiring person or group), will entitle its holder to purchase a certain number of shares of the Common Stock of the acquiring person at a price equal to 50% of the market value of such shares at the time of exercise. Initially, the Rights will be attached to, and trade with, the certificates representing the Company's outstanding shares of Common Stock and no separate certificates representing the Rights will be distributed. The Rights will become exercisable only if a person or group acquires, (or commences a tender or exchange offer for), 15% or more of the Company's Common Stock.

     The Board of Directors may, at its option redeem all but not less than all of the then outstanding Rights at a redemption price of $0.01 per Right at any time prior to the earlier of (a) any person or group acquiring 15% or more of the Company's Common Stock or (b) the final expiration date of November 30, 2008.

(b) Stock Options

     The Company established the 1994 Stock Option Plan for the benefit of certain employees. As amended in June 2001, pursuant to this plan the Company may issue up to approximately 4,445,000 shares of its Common Stock. The Plan provides for two classes of options: Class A options and Class B options. A maximum of 237,897 shares of Common Stock may be covered by Class A options. Both incentive and non-qualified stock options may be issued under the Plan.

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

     On May 8, 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Option Plan, under which the Company may grant options to each director who is not also an officer or employee of the Company, for up to 50,000 shares of the Company's Common Stock. The exercise price and term, not to exceed

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 13--STOCKHOLDERS' EQUITY - (CONTINUED)

10 years, of each option is determined by the plan committee at the time of the grant. During 2001, 2000, and 1999, 12,000, 0, and 13,000, options, respectively, were granted to certain non-employee directors at exercise prices, which were equal to the market price on the date of grant.

     Additionally, in 1997 as a result of the Company's acquisition of Sullivan Dental Products Inc. and Micro Bio-Medics, Inc., the Company assumed their respective stock option plans (the "Assumed Plans"). Options granted under the Assumed Plans of 1,218,000 and 1,117,000, respectively are exercisable for up to ten years from the date of grant at prices not less than the fair market value of the respective acquirees' common stock at the date of grant, on a converted basis.

     A summary of the status of the Company's two fixed stock option plans and the Assumed Plans, and the related transactions is presented below:

                                                               Years ended
                             -------------------------------------------------------------------------------
                                   December 29,                December 30,               December 25,
                                       2001                        2000                       1999
                             -----------------------     -----------------------     -----------------------
                                            Weighted                    Weighted                    Weighted
                                            Average                     Average                     Average
                                            Exercise                    Exercise                    Exercise
                              Shares         Price        Shares         Price        Shares         Price
                             ---------     ---------     ---------     ---------     ---------     ---------
Outstanding at beginning
     of year ...........     4,650,722     $   24.59     5,439,340     $   23.53     4,434,173     $   25.89
Granted ................       883,600         28.73        93,500         14.77     1,447,935         17.35
Exercised ..............      (736,923)        19.21      (591,245)        11.00      (226,304)        36.22
Forfeited ..............      (151,128)        30.26      (290,873)        29.39      (216,464)        36.76
                             ---------                   ---------                   ---------
Outstanding at end
     of year ...........     4,646,271     $   26.04     4,650,722     $   24.59     5,439,340     $   23.53
                             =========                   =========                   =========
Options exercisable at
     year end ..........     3,722,164     $   26.53     3,708,213     $   25.98     3,593,439     $   23.62
                             =========                   =========                   =========

     The following table summarizes information about stock options outstanding at December 29, 2001:

                                          Options Outstanding            Options Exercisable
                                 ------------------------------------   ----------------------
                                                Weighted
                                                 Average     Weighted                 Weighted
                                                Remaining     Average                  Average
                                   Number      Contractual   Exercise     Number      Exercise
                                 Outstanding       Life        Price    Exercisable     Price
                                 -----------   -----------   --------   -----------   --------
Range of Exercise Prices
$  4.21    to    $ 16.00          1,117,524        6.5       $ 12.05       875,127    $ 12.00
$ 16.13    to    $ 27.00          1,128,233        6.2       $ 22.46     1,081,265    $ 22.49
$ 28.63    to    $ 35.71          1,387,390        7.9       $ 30.69       756,019    $ 32.36
$ 36.08    to    $ 46.00          1,013,124        6.4       $ 39.09     1,009,753    $ 39.10
                                  ---------                              ---------
                                  4,646,271        6.8       $ 26.04     3,722,164    $ 26.53
                                  =========                              =========

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 13--STOCKHOLDERS' EQUITY - (CONTINUED)

     Pro forma information regarding net income and earnings per share is required by FAS 123, and has been determined as if the Company and its acquired subsidiaries had accounted for its employee stock options under the fair value method of FAS 123. The weighted average fair value of options granted during 2001, 2000, and 1999 was $17.05, $8.85, and $9.85, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000, and 1999: risk-free interest rates of 5.0% for 2001, 6.3% for 2000, and 5.6% for 1999; volatility factor of the expected market price of the Company's Common Stock of 48.0% for 2001, 45.1% for 2000, and 45.8% for 1999, assumed dividend yield of 0% for all years and a weighted-average expected life of the option of 10 years.

     Under the accounting provisions of FAS 123, the Company's net income and net income per common share would have been adjusted to the pro forma amounts indicated below:

                                                     Years ended
                                      ------------------------------------------
                                      December 29,   December 30,   December 25,
                                          2001           2000           1999
                                      ------------   ------------   ------------
Net income ........................   $   80,728     $   48,630     $   43,012
Net income per common share:
     Basic ........................   $     1.91     $     1.18     $     1.06
     Diluted ......................   $     1.85     $     1.16     $     1.04

(c) Employee Benefit Plans

Employee Stock Ownership Plan (ESOP)

     In 1994, the Company established an ESOP and a related trust as a benefit for substantially all of its domestic employees. This plan supplements the Company's Profit Sharing Plan, whereby a percentage, as defined, of the profit sharing allocation granted to eligible employees is provided in shares of the Company's Common Stock. Charges to operations related to this plan were $2,378, $2,537, and $2,283 for 2001, 2000, and 1999, respectively, based on the prevailing market price of the Company's Common Stock on the date of issuance. Under this plan, the Company issued 61,997, 121,253, and 101,233 shares of the Company's Common Stock to the trust in 2001, 2000, and 1999, to satisfy the 2000, 1999, and 1998 contribution, respectively. The Company expects to fund the 2001 accrued contribution in 2002 with shares of the Company's Common Stock. As of April 1, 1998 the Company's ESOP was merged into its 401(k) plan. Shares of the Company's Common Stock are held in trust by the 401(k) plan.

Profit Sharing Plan

     Prior to April 1, 1998, the Company had qualified contributory and noncontributory 401(k) and profit sharing plans, respectively, for eligible employees. As of April 1, 1998, the Company's profit sharing plan was merged into its 401(k) plan. Assets of the profit sharing plan are now held in self-directed accounts within the 401(k) plan. Contributions to the plans were determined by the Board of Directors and charged to operations during 2001, 2000, and 1999 amounted to $4,099, $7,305, and $6,517, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 13--STOCKHOLDER'S EQUITY -- (CONTINUED)

     The Company provides a matching 401(k) contribution of 100% of the participants' contributions with respect to the first 7% of the employees' base compensation. Forfeitures attributable to participants who leave the Company before becoming fully vested are used by the Company to reduce the matching contribution.

Supplemental Executive Retirement Plan

     In 1994, the Company instituted an unfunded non-qualified supplemental executive retirement plan for eligible employees. The increases in plan value that were charged to operations, were $426, $360, and $617 for 2001, 2000, and 1999, respectively.

NOTE 14--COMMITMENTS AND CONTINGENCIES

(a) Operating Leases

     The Company leases facilities and equipment under noncancelable operating leases expiring through 2013. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

     Future minimum annual rental payments under the noncancelable leases at December 29, 2001 are as follows:

                    2002.......................... $  19,866
                    2003..........................    17,087
                    2004..........................    15,300
                    2005..........................    13,591
                    2006..........................    10,547
                    Thereafter....................    30,167
                                                   ---------
                    Total minimum lease payments.. $ 106,558
                                                   =========


     The future minimum annual rental payments exclude the rent obligations associated with the corporate headquarters as the Company purchased this facility on January 10, 2002.

     Total rental expense for 2001, 2000, and 1999 was $26,085, $29,730, and $25,798, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 14--COMMITMENTS AND CONTINGENCIES --(CONTINUED)

(b)  Capital Leases

     The Company leases certain equipment under capital leases. The following is a schedule of approximate future minimum annual lease payments under the capitalized leases together with the present value of the net minimum lease payments at December 29, 2001:

        2002 ................................................  $   919
        2003 ................................................      556
        2004 ................................................      262
        2005 ................................................      163
        2006 ................................................      154
        Thereafter ..........................................      585
                                                               -------
        Total minimum lease payments ........................    2,639
        Less: Amount representing interest at 6.0% to 10.1%..     (499)
                                                               -------
                                                               $ 2,140
                                                               =======


(c)  Litigation

     The Company's business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time the Company is named as a defendant in cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 29, 2001, the Company was named a defendant in approximately 72 product liability cases. Of these claims, 56 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 14--COMMITMENTS AND CONTINGENCIES --(CONTINUED)

     On August 23, 2001, the Texas Supreme Court dismissed the Company's Petition for Review based on lack of conflicts jurisdiction. The Company filed a motion for rehearing on September 24, 2001 requesting that the Texas Supreme Court reconsider and reverse its finding that it is without conflicts jurisdiction to review the case. On November 8, 2001, the Texas Supreme Court granted the motion for rehearing and withdrew its order of August 23, 2001. The Texas Supreme Court heard oral argument on February 6, 2002. Pending a decision by the Supreme Court on the Petition for Review, a trial on the merits, currently scheduled for July, 2002, will be stayed.

     In February 2002, the Company was served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled West Morris Pediatrics, P.A. v. Henry Schein, Inc., doing business as Caligor, no. MRSL-421-02. The complaint by West Morris Pediatrics purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiff seeks to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, and conversion. The Company has not yet submitted its response to this complaint. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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

(d)  Employment, Consulting and Noncompete Agreements

     The Company has employment, consulting and noncompete agreements expiring through 2006 (except for a lifetime consulting agreement with a principal stockholder which provides for initial compensation of $283 per year, increasing $25 every fifth year beginning in 2002). The agreements provide for varying base aggregate annual payments of approximately $4,946 per year, which decrease periodically to approximately $867 per year. In addition, some agreements have provisions for incentive and additional compensation.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 15--SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest and income taxes amounted to the following:

                                          Years ended
                        ------------------------------------------------
                        December 29,      December 30,      December 25,
                            2001              2000              1999
                        ------------      ------------      ------------
Interest............      $ 17,541          $ 19,810          $ 19,528
Income taxes........      $ 37,222          $ 28,219          $ 23,266


     The fair value of assets acquired through business acquisitions is indicated in the following table:

                                                    Years ended
                                      ------------------------------------------
                                      December 29,   December 30,   December 25,
                                          2001           2000           1999
                                      ------------   ------------   ------------
Fair value of assets
     acquired, excluding cash ........ $ 10,074       $  6,838       $239,278
Less liabilities assumed
     and created upon acquisition ....    1,486           --          106,726
                                       --------       --------       --------
Net cash paid ........................ $  8,588       $  6,838       $132,552
                                       ========       ========       ========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                       (In thousands, except share data)


NOTE 16--QUARTERLY INFORMATION (UNAUDITED)

     The following presents certain unaudited quarterly financial data:

                                                                    Quarters ended
                                                  ---------------------------------------------------
                                                  March 31,   June 30,   September 29,   December 29,
                                                    2001        2001         2001            2001
                                                  ---------   --------   -------------   ------------
Net Sales ................................        $593,895    $606,285     $659,774        $698,289
Gross profit .............................         159,357     166,892      178,856         194,219
Operating income .........................          27,583      35,272       41,875          43,020
Net income ...............................          14,132      20,910       25,195          27,136
Net income per share:
     Basic ...............................        $   0.34    $   0.49     $   0.59        $   0.64
     Diluted .............................        $   0.33    $   0.48     $   0.58        $   0.62
                                                                    Quarters ended
                                                  ---------------------------------------------------
                                                  March 25,   June 24,     September 23,   December 30,
                                                    2000        2000         2000            2000
                                                  ---------   --------   -------------   ------------
Net Sales ................................        $554,139    $568,631     $603,319        $655,632
Gross profit .............................         149,116     158,815      161,951         178,019
Operating income .........................          23,477      30,982       28,944          29,186
Net income ...............................          11,398      16,381       16,238          12,732
Net income per share:
     Basic ...............................        $   0.28    $   0.40     $   0.39        $   0.31
     Diluted .............................        $   0.28    $   0.39     $   0.39        $   0.30

     The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software and equipment, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions. In the fourth quarter of 2000, the Company recorded non-recurring after tax losses on business disposals relating to the sale of its United Kingdom practice management software development business unit and sale of its 50% interest in dental anesthetic manufacturer, HS Pharmaceutical of approximately $1,600 and $1,900, respectively. Restructuring charges of approximately $5,400 and $9,000 pretax ($3,400 and $5,900, after taxes) were recorded in the third and fourth quarters of 2000, respectively. Merger and integration charges of approximately $600 were recorded in the first quarter of 2000.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information set forth under the caption "Executive Officers of the Registrant" in Part I of this Annual Report on Form 10-K and the information set forth under the caption "Election of Directors" in the Company's definitive 2002 Proxy Statement to be filed pursuant to Regulation 14A is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is hereby incorporated by reference from the Company's definitive 2002 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is hereby incorporated by reference from the Company's definitive 2002 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is hereby incorporated by reference from the Company's definitive 2002 Proxy Statement to be filed pursuant to Regulation 14A.

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

(b)       Reports on Form 8-K
          None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 19, 2002.

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

          Signature                     Capacity                       Date
-----------------------  ---------------------------------------  --------------
/s/ STANLEY BERGMAN      Chairman, Chief Executive Officer,       March 19, 2002
-----------------------       President and Director
Stanley M. Bergman            (principal executive officer)

/s/ STEVEN PALADINO      Executive Vice President, Chief          March 19, 2002
-----------------------       Financial Officer and Director
Steven Paladino               (principal financial and accounting
                              officer)

/s/ JAMES P. BRESLAWSKI  Director                                 March 19, 2002
-----------------------
James P. Breslawski

/s/ GERALD A. BENJAMIN   Director                                 March 19, 2002
-----------------------
Gerald A. Bejamin

/s/ LEONARD A. DAVID     Director                                 March 19, 2002
-----------------------
Leonard A. David

/s/ MARK. E. MLOTEK      Director                                 March 19, 2002
-----------------------
Mark E. Mlotek

/s/ BARRY ALPERIN        Director                                 March 19, 2002
-----------------------
Barry Alperin

/s/ PAMELA JOSEPH        Director                                 March 19, 2002
-----------------------
Pamela Joseph

/s/ DONALD J. KABAT      Director                                 March 19, 2002
-----------------------
Donald J. Kabat

/s/ PHILIP LASKAWY       Director                                 March 19, 2002
-----------------------
Philip Laskawy

/s/ NORMAN MATTHEWS      Director                                 March 19, 2002
-----------------------
Norman Matthews

/s/ MARVIN H. SCHEIN     Director                                 March 19, 2002
-----------------------
Marvin H. Schein

/s/ IRVING SHAFRAN       Director                                 March 19, 2002
-----------------------
Irving Shafran

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York


The audits referred to in our report dated March 1, 2002 relating to the consolidated financial statements of Henry Schein, Inc. and subsidiaries, which is contained in ITEM 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.


BDO SEIDMAN, LLP



March 1, 2002
New York, New York

Exhibit No.                      Description                            Page No.
================================================================================
Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits in the Company's Registration Statement on Form S-1 (Commission File No. 33-96528).

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

Exhibit No.                      Description                            Page No.
================================================================================

10.6 Restructuring Agreement dated September 30, 1994 among Schein Holdings, Inc., the Company, the Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994 the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein; Stanley M. Bergman, the Trust established by Stanley M. Bergman under Trust Agreement dated September 15, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated December 31, 1993, and the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994.
10.7 Agreement and Plan of Corporate Separation and Reorganization dated as of September 30, 1994 among Schein Holdings, Inc., the Company, the Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, the Trust established Article Fourth of the Will of Jacob M. Schein for the benefit of Pamela Schein and her issue under Trust Agreement dated September 29, 1994, Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Pamela Joseph under Trust Agreement dated September 28, 1994 and the Trusts under Articles Third and Fourth of the Will of Jacob
       M. Schein.
10.8 Henry Schein, Inc. 1994 Stock Option Plan, as amended and restated effective as of June 6, 2001.**
10.9 Henry Schein, Inc. Amendment and Restatement of the Supplemental Executive Retirement Plan. **
10.11 Consulting Agreement dated September 30, 1994 between the Company and Marvin H. Schein.**
10.13 Amended and Restated Stock Issuance Agreement dated as of December 24, 1992 between the Company and Stanley M. Bergman.**
10.14 Stock Issuance Agreements dated December 27, 1994 between the Company and various executive officers.**

Exhibit No.                      Description                            Page No.
================================================================================

10.15  Form of Henry Schein,  Inc.  Non-Employee  Director  Stock Option
       Plan.**
10.16 Amended Credit Agreement dated December 15, 1995 among the Company, The Chase Manhattan Bank, N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A. , New York Branch, Natwest Bank, "Rabobank Nederland", N.A. and European American Bank (Incorporated by reference to the Company's Registration Statement on Form S-1 (Commission File No. 33-96528)).
10.17 First Amendment to the Amended Credit Agreement dated December 15, 1995 among the Company, The Chase Manhattan Bank, N.A.,
       Natwest Bank, N.A.,  Rabobank  Nederland,  and European  American
       Bank.
10.18 Amendments to the Company's 1994 Stock Option Plan effective as of July 15, 1997.
10.19 Revolving Credit Agreement (the ("Credit Agreement") dated as of January 31, 1997 among the Company, The Chase Manhattan Bank, Fleet Bank, N.A., Cooperatieve Centrale Raiffeisen Boerenleenbank, B.A., "Rabobank Nederland", New York Branch and European American Bank (Incorporated by reference to Exhibit
       10.20 to the Company's Registration Statement on Form S-1 Commission File No. 33-96528)).
10.20 Employment Agreement dated March 7, 1997, between Bruce J. Haber and the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-30615)).
10.21 Termination of Employment Agreement, dated March 7, 1997 as revised, between Bruce J. Haber and the Company (Incorporated by reference to Exhibit 10.92 to the Company's Registration Statement on Form S-4 (Registration No. 333-30615)).
10.22 Amendment dated as of June 30, 1997 to Credit Agreement (Incorporated by reference to Exhibit 10.103 to the Company's
       Registration   Statement  on  Form  S-4   (Commission   File  No.
       333-36081)).
10.23 Amendment No. 2 and Supplement to Revolving Credit Agreement, dated August 15, 1997 (Incorporated by reference to Exhibit
       10.104 to the Company's Registration Statement on Form S-4 (Commission File No. 333-36081)).
10.24 Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and the Company (Incorporated by reference to Exhibit 10.103 to the Company's 1998 Annual Report on Form 10K).
10.25  Amendment   dated  as  of  May  15,  1998  to  Credit   Agreement
       (Incorporated  by  reference to Exhibit  10.108 to the  Company's
       Quarterly  Report  on Form  10Q for the  quarter  ended  June 27,
       1998).
10.26 Henry Schein Inc., Senior Executive Group 2002 Performance Incentive Plan Summary. **+
10.27 Stock Purchase Agreement by and among the Company, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December 8, 1998 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 31, 1998).

Exhibit No.                      Description                            Page No.
================================================================================

10.28 Amendment No. 1, dated as of December 30, 1998, to the Stock Purchase Agreement by and among the Company, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December 8, 1998. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 31, 1998).
10.29 Rights Agreement dated as of November 30, 1998, between the Company, and Continental Stock Transfer and Trust Co. (Incorporated by reference to Exhibit to the Company's Current Report on Form 8-K, dated November 30, 1998).
10.30 Form of the Note Purchase Agreements between the Company and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of the Company's 6.94% Senior Notes due June 30, 2009 (Incorporated by reference to Exhibit
       10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).
10.31 Form of Change in Control Agreements dated July 1, 2001 between the Company and Gerald Benjamin, James Breslawski, Leonard David, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively. **+
10.32 Employment Agreement dated as of January 1, 2000 between the Company and Stanley M. Bergman. **
10.33 Form of Change in Control Agreement dated July 1, 2001 between the Company and Larry Gibson. **+
10.34 Form of Note Purchase Agreements between the Company and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of the Company's 6.66% Senior Notes due July 15, 2010 (Incorporated by reference to Exhibit
       10.111 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998).
21.1   List of Subsidiaries of the Company.
23.1   Consent of BDO Seidman, LLP +
----------
+ Filed herewith
**Indicates management contract or compensatory plan or agreement


                                   Schedule II
                        Valuation and Qualifying Accounts

                    Column A                        Column B      Column C       Column D       Column E
------------------------------------------------    --------      --------       --------       --------
                                                                 Additions
                                                                 ----------

                                                   Balance at    Charged to                     Balance
                                                   beginning     costs and                      at end of
Description                                        of period      expenses      Deductions       period
------------------------------------------------   ----------    ----------     ----------     ----------
Year ended December 25, 1999:
     Allowance for doubtful accounts............    $ 13,207      $  4,861       $ (5,268)      $ 12,800
     Other accounts receivable allowances (1)...       6,929         1,127           (465)         7,591
                                                    --------      --------       --------       --------
                                                    $ 20,136      $  5,988       $ (5,733)      $ 20,391
                                                    ========      ========       ========       ========


Year ended December 30, 2000:
     Allowance for doubtful accounts............    $ 12,800      $ 10,065       $ (4,834)      $ 18,031
     Other accounts receivable allowances (1)...       7,591         2,095           (161)         9,525
                                                    --------      --------       --------       --------
                                                    $ 20,391      $ 12,160       $ (4,995)      $ 27,556
                                                    ========      ========       ========       ========


Year ended December 29, 2001:
     Allowance for doubtful accounts............    $ 18,031      $  8,850       $ (4,479)      $ 22,402
     Other accounts receivable allowances (1)...       9,525         1,152         (1,150)         9,527
                                                    --------      --------       --------       --------
                                                    $ 27,556      $ 10,002       $ (5,629)      $ 31,929
                                                    ========      ========       ========       ========
----------
(1)  Primarily allowance for sales returns.