Form 10-Q
period 2002-03-30
SCHEIN HENRY INC
filed 2002-05-13
CIK 1000228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -----------
                                   FORM 10-Q
                                  -----------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934 FOR THE PERIOD ENDED March 30, 2002

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

As of May 08, 2002 there were 43,201,656 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                                      INDEX
                                                                          Page
                                                                          ----
                          PART I. FINANCIAL INFORMATION


ITEM 1. Consolidated Financial Statements:
          Balance Sheets as of March 30, 2002 and December 29, 2001 ....    3

          Statements of Income and Comprehensive Income for the three
            months ended March 30, 2002 and March 31, 2001 .............    4

          Statements of Cash Flows for the three months ended
            March 30, 2002 and March 31, 2001 ..........................    5

          Notes to Consolidated Financial Statements ...................    6

ITEM 2. Management's Discussion and Analysis of
          Financial Condition and Results of Operations ................   12

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk .....   16


                           PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings  .............................................   17

ITEM 6. Exhibits and Reports on Form 8-K ...............................   19

        Signature ......................................................   19

PART 1.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)
                                                                                    March 30,      December 29,
                                                                                      2002             2001
                                                                                    ---------      ------------
                                                                                   (unaudited)       (audited)
                                     ASSETS
Current assets:
     Cash and cash equivalents .................................................  $    93,421       $   193,367
     Accounts receivable, less reserves of $33,163 and $31,929, respectively ...      356,453           363,700
     Inventories ...............................................................      293,764           291,231
     Deferred income taxes .....................................................       26,626            25,751
     Prepaid expenses and other ................................................       57,145            52,922
                                                                                  -----------       -----------
          Total current assets .................................................      827,409           926,971
Property and equipment, net of accumulated depreciation and amortization
     of $93,354 and $90,823, respectively ......................................      129,498           117,980
Goodwill, net ..................................................................      284,844           279,981
Other intangibles, net of accumulated amortization
     of $3,513 and $3,348, respectively ........................................        8,262             8,023
Investments and other ..........................................................       59,506            52,473
                                                                                  -----------       -----------
                                                                                  $ 1,309,519       $ 1,385,428
                                                                                  ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................  $   205,717       $   263,190
     Bank credit lines .........................................................        4,031             4,025
     Accruals:
          Salaries and related expenses ........................................       32,353            41,602
          Merger and integration, and restructuring costs ......................        5,067             5,867
          Acquisition earnout payments .........................................        4,680            26,800
          Other ................................................................       79,353            80,355
     Current maturities of long-term debt ......................................        3,212            15,223
                                                                                  -----------       -----------
          Total current liabilities ............................................      334,413           437,062
Long-term debt .................................................................      241,968           242,169
Other liabilities ..............................................................       18,174            18,954
                                                                                  -----------       -----------
          Total liabilities ....................................................      594,555           698,185
                                                                                  -----------       -----------
Minority interest ..............................................................        7,539             6,786
                                                                                  -----------       -----------
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 1,000,000,
          issued and outstanding: 0 and 0, respectively ........................         --                --
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 43,020,590 and 42,745,204, respectively ......................          430               427
     Additional paid-in capital ................................................      401,629           393,047
     Retained earnings .........................................................      332,132           312,402
     Treasury stock, at cost, 62,479 shares ....................................       (1,156)           (1,156)
     Accumulated comprehensive loss ............................................      (25,300)          (23,922)
     Deferred compensation .....................................................         (310)             (341)
                                                                                  -----------       -----------
          Total stockholders' equity ...........................................      707,425           680,457
                                                                                  -----------       -----------
                                                                                  $ 1,309,519       $ 1,385,428
                                                                                  ===========       ===========

          See accompanying notes to consolidated financial statements.


                  HENRY SCHEIN, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME
                       AND COMPREHENSIVE INCOME
                 (in thousands, except per share data)
                              (unaudited)
                                                                               Three Months Ended
                                                                             ----------------------
                                                                             March 30,    March 31,
                                                                               2002         2001
                                                                             ---------    ---------
Net sales ................................................................   $ 647,093    $ 593,895
Cost of sales ............................................................     468,703      434,538
                                                                             ---------    ---------
     Gross profit ........................................................     178,390      159,357
Operating expenses:
     Selling, general and administrative .................................     143,192      131,774
                                                                             ---------    ---------
          Operating income ...............................................      35,198       27,583
Other income (expense):
     Interest income .....................................................       2,439        1,241
     Interest expense ....................................................      (4,828)      (5,368)
     Other - net .........................................................        (566)        (354)
                                                                             ---------    ---------
          Income before taxes on income, minority interest and equity
               in earnings of affiliates .................................      32,243       23,102
Taxes on income ..........................................................      12,064        8,548
Minority interest in net income of subsidiaries ..........................         569          531
Equity in earnings of affiliates .........................................         120          109
                                                                             ---------    ---------
Net income ...............................................................   $  19,730    $  14,132
                                                                             =========    =========
Comprehensive income:
  Net income .............................................................   $  19,730    $  14,132
      Foreign currency translation adjustments ...........................      (1,317)      (4,934)
      Other ..............................................................         (61)        (219)
                                                                             ---------    ---------
Comprehensive income .....................................................   $  18,352    $   8,979
                                                                             =========    =========
Net income per common share:
     Basic ...............................................................   $    0.46    $    0.34
                                                                             =========    =========
     Diluted .............................................................   $    0.45    $    0.33
                                                                             =========    =========
Weighted average common shares outstanding:
     Basic ...............................................................      42,791       41,975
                                                                             =========    =========
     Diluted .............................................................      44,069       43,146
                                                                             =========    =========

          See accompanying notes to consolidated financial statements.


                        HENRY SCHEIN, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (in thousands)
                                    (unaudited)

                                                                                     Three Months Ended
                                                                                   ----------------------

                                                                                   March 30,    March 31,
                                                                                     2002         2001
                                                                                   ---------    ---------
Cash flows from operating activities:
     Net income ................................................................   $  19,730    $  14,132
     Adjustments to reconcile net income to net cash used in
          operating activities:
               Depreciation and amortization ...................................       5,798        9,466
               Provision for allowances on trade receivables ...................       1,234          550
               Benefit for deferred income taxes ...............................      (1,716)        (665)
               Undistributed earnings of affiliates ............................        (120)        (109)
               Minority interest in net income of subsidiaries .................         569          531
               Other ...........................................................          30           48
     Changes in operating assets and liabilities (net of purchase acquisitions):
          Decrease in accounts receivable ......................................       4,613        8,742
          Increase in inventories ..............................................      (3,796)        (331)
          (Increase) decrease in other current assets ..........................        (195)       7,190
          Decrease in accounts payable and accruals ............................     (64,933)     (51,645)
                                                                                   ---------    ---------
Net cash used in operating activities ..........................................     (38,786)     (12,091)
                                                                                   ---------    ---------
Cash flows from investing activities:
     Capital expenditures ......................................................     (17,590)      (6,157)
     Business acquisitions, net of cash acquired ...............................     (28,150)        --
     Purchase of marketable securities with maturities of more than
             three months ......................................................     (10,455)        --
     Other .....................................................................        (302)      (1,022)
                                                                                   ---------    ---------
Net cash used in investing activities ..........................................     (56,497)      (7,179)
                                                                                   ---------    ---------
Cash flows from financing activities:
     Principal payments on long-term debt ......................................     (12,013)      (1,888)
     Proceeds from issuance of stock upon exercise of stock
         options by employees ..................................................       7,183        6,842
     Proceeds from borrowings from banks .......................................         481        4,798
     Payments on borrowings from banks .........................................        (394)     (11,663)
     Other .....................................................................        (423)        (333)
                                                                                   ---------    ---------
Net cash used in financing activities ..........................................      (5,166)      (2,244)
                                                                                   ---------    ---------
Net decrease in cash and cash equivalents ......................................    (100,449)     (21,514)
Effect of foreign exchange rate changes on cash ................................         503        1,264
                                                                                   ---------    ---------
Cash and cash equivalents, beginning of period .................................     193,367       58,362
                                                                                   ---------    ---------
Cash and cash equivalents, end of period .......................................   $  93,421    $  38,112
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

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and supplementary data included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. The Company follows the same accounting policies in preparation of interim financial statements. The results of operations and cash flows for the three months ended March 30, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2002 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

NOTE 2.  GOODWILL AND INTANGIBLE ASSETS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations ("FAS 141"), and No. 142, Goodwill and Other Intangible Assets ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with FAS 142. Other intangible assets continue to be amortized over their estimated useful lives.

     The Company adopted the new standards beginning in the first quarter of fiscal 2002. Effective with the adoption of FAS 142, goodwill, which is substantially related to the healthcare distribution segment, is no longer amortized but is instead subject to an annual impairment test. The Company has reassessed the estimated useful lives of its intangible assets, which primarily consist of non-compete agreements, and no changes have been deemed necessary. The Company will complete the first step of the transitional goodwill impairment test in connection with the adoption of FAS 142 during the second quarter of fiscal 2002, and is currently evaluating the effect that the impairment review may have on its consolidated results of operations and financial position.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT EMPLOYEE AND PER SHARE DATA)
                                   (UNAUDITED)


NOTE 2--GOODWILL AND INTANGIBLE ASSETS--(CONTINUED)

     Other intangible assets as of March 30, 2002 and December 29, 2001 are as follows:


                                  March 30, 2002          December 29, 2001
                              ----------------------    ----------------------
                                        Accumulated               Accumulated
                                Cost    Amortization      Cost    Amortization
                              --------  ------------    --------  ------------
Other intangible assets:
   Non-compete agreements..   $ 10,780   $ (2,984)      $ 10,426    $ (2,850)
   Other ..................        995       (529)           945        (498)
                              --------   --------       --------    --------
Total .....................   $ 11,775   $ (3,513)      $ 11,371    $ (3,348)
                              ========   ========       ========    ========


     Amortization of other intangible assets for the three months ended March 30, 2002 and March 31, 2001 was approximately $227 and $126, respectively. The annual amortization expense expected for the years 2002 through 2006 is $913, $843, $718, $445, and $335, respectively.

     The changes in the carrying amount of goodwill for the quarter ended March 30, 2002 are as follows:

                                           Healthcare
                                          Distribution    Technology     Total
                                          ------------    ----------     -----
Balance as of December 29, 2001 .........  $ 279,666       $  315     $ 279,981
  Adjustments to goodwill:
     Acquisition completed during three
         months ended March 30, 2002 ....      6,110            -         6,110
     Foreign currency translation .......     (1,005)                    (1,005)
     Other ..............................       (242)           -          (242)
                                           ---------       ------     ---------
Balance as of March 30, 2002 ............  $ 284,529       $  315     $ 284,844
                                           =========       ======     =========



     During the quarter ended March 30, 2002, the Company completed the acquisition of a dental business that was not considered material.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT EMPLOYEE AND PER SHARE DATA)
                                   (UNAUDITED)

NOTE 2--GOODWILL AND INTANGIBLE ASSETS--(CONTINUED)

     With the adoption of FAS 142, the Company ceased amortization of goodwill as of December 30, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                      Three Months Ended
                                                    -----------------------
                                                     March 30,    March,31,
                                                       2002         2001
                                                    ----------   ----------
Net income ......................................   $   19,730   $   14,132
Add back goodwill amortization, net of
     tax provision ..............................        --           1,824
                                                    ----------   ----------
Adjusted net income .............................   $   19,730   $   15,956
                                                    ==========   ==========
Diluted net income per share
   Net income ...................................   $     0.45   $     0.33
   Goodwill amortization, net of tax provision...          --          0.04
                                                    ----------   ----------
Adjusted diluted net income per share ...........   $     0.45   $     0.37
                                                    ==========   ==========


NOTE 3.  BUSINESS ACQUISITIONS

    In connection with the prior years' acquisitions, the Company incurred certain merger and integration costs. The following table shows amounts paid against the merger and integration accrual during the three months ended March 30, 2002:



                                             Balance at               Balance at
                                            December 29,               March 30,
                                                2001       Payments      2002
                                            ------------   --------   ----------
Severance and other direct costs ...........  $   365      $   (66)      $   299
Direct transaction and other
      integration costs ....................    2,183         (254)        1,929
                                              -------      -------       -------
                                              $ 2,548      $  (320)      $ 2,228
                                              =======      =======       =======


     For the three months ended March 30, 2002, one employee received severance, and one was owed severance at March 30, 2002.

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

     The following table shows amounts paid against the restructuring accrual during the three months ended March 30, 2002:

                                               Balance at            Balance at
                                              December 29,            March 30,
                                                  2001      Payments    2002
                                              ------------  -------- ----------
Severance costs  (1) .........................   $   633    $  (230)   $   403
Facility closing costs  (2) ..................     2,645       (249)     2,396
Other professional and consulting costs ......        41         (1)        40
                                                 -------    -------    -------
                                                 $ 3,319    $  (480)   $ 2,839
                                                 =======    =======    =======
----------

(1) Represents salaries and related benefits for employees separated from the Company.
(2) Represents costs associated with the closing of certain equipment branches (primarily lease termination costs) and property and equipment write-offs.

     For the three months ended March 30, 2002, six employees received severance payments, and four were owed severance pay and benefits at March 30, 2002.

NOTE 5.  SEGMENT DATA

     The Company has two reportable segments: healthcare distribution and technology. The healthcare distribution segment, which is comprised of the Company's dental, medical, and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals in the combined North American and international markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the North American market.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT EMPLOYEE AND PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5-- SEGMENT DATA -- (CONTINUED)

    The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:


                                                  Three Months Ended
                                               ------------------------
                                               March 30,      March 31,
                                                 2002          2001 (1)
                                               ---------      ---------
Net Sales:
  Healthcare distribution (2):
      Dental (3) ...........................   $ 295,281      $ 269,186
      Medical (4) ..........................     231,422        208,674
      International (5) ....................     105,838        102,744
                                               ---------      ---------
          Total healthcare distribution ....     632,541        580,604
  Technology (6) ...........................      14,552         13,291
                                               ---------      ---------
                                               $ 647,093      $ 593,895
                                               =========      =========
----------

(1)  Reclassified  to conform  to  current  period  presentation.
(2) Includes consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(3)  Consists of products sold in the U.S. and Canadian Dental markets.
(4)  Consists of products sold in the U.S. Medical and Veterinary markets.
(5) Consists of products primarily sold in the European Dental and Medical (including Veterinary) markets.
(6) Consists of practice management software and other value-added products and services, which are distributed to healthcare professionals in the U.S. and Canadian markets.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT EMPLOYEE AND PER SHARE DATA)
                                   (UNAUDITED)


NOTE 5-- SEGMENT DATA -- (CONTINUED)

                                                                     Three Months Ended
                                                                  --------------------------
                                                                   March 30,       March 31,
                                                                     2002           2001 (1)
                                                                   ---------       ---------
Operating Income:
     Healthcare distribution ...................................  $    29,856    $    22,576
     Technology ................................................        5,342          5,007
                                                                  -----------    -----------
     Total .....................................................  $    35,198    $    27,583
                                                                  ===========    ===========


                                                                   March 30,       March 31,
                                                                     2002           2001 (1)
                                                                   ---------       ---------
Total Assets:
     Healthcare distribution ...................................  $ 1,280,671    $ 1,151,171
     Technology ................................................       96,124         85,131
                                                                  -----------    -----------
          Total assets for reportable segments .................    1,376,795      1,236,302
     Receivables due from healthcare distribution segment ......      (65,875)       (49,928)
     Receivables due from technology segment ...................       (1,401)        (5,199)
                                                                  -----------    -----------
          Consolidated total assets ............................  $ 1,309,519    $ 1,181,175
                                                                  ===========    ===========
----------

(1) Reclassified to conform to current period presentation.

NOTE 6.  EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:


                                              Three Months Ended
                                            ------------------------
                                            March 30,      March 31,
                                              2002           2001
                                            ---------      ---------
Basic ....................................   42,791         41,975
Effect of assumed conversion
 of employee stock options ...............    1,278          1,171
                                             ------         ------
Diluted ..................................   44,069         43,146
                                             ======         ======

     Options to purchase approximately 10 and 1,559 shares of common stock at prices ranging from $42.75 to $46.00 and $33.00 to $46.00 per share that were outstanding during the three months ended March 30, 2002 and March 31, 2001, respectively, were not included in the computation of diluted earnings per share for each of the respective periods because the options' exercise prices exceeded the fair market value of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 30, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

     Net sales increased $53.2 million, or 9.0%, to $647.1 million for the three months ended March 30, 2002 from $593.9 million for the three months ended March 31, 2001. Of the $53.2 million increase, approximately $51.9 million, or 97.6%, represented an 8.9% increase in the Company's healthcare distribution business. As part of this increase approximately $26.1 million represented a 9.7% increase in its dental business, $22.7 million represented a 10.9% increase in the Company's medical business, and $3.1 million represented a 3.0% increase in its international business. The increase in dental sales was primarily due to increased account penetration. The increase in medical net sales was primarily attributable to increased sales to physicians' office and alternate care markets. In the international market, the increase in net sales was primarily due to increased account penetration in the United Kingdom, France, Germany and Spain, somewhat offset by unfavorable exchange rates to the U.S. dollar. Had net sales for the international market been translated at the same rates in 2001, net sales would have increased by 6.2%. The remaining increase in first quarter 2002 net sales was due to the technology business, which increased $1.3 million, or 9.5%, to $14.6 million for the three months ended March 30, 2002, from $13.3 million for the three months ended March 31, 2001. The increase in technology net sales was primarily due to increased sales of technology products and related services.

     Gross profit increased by $19.0 million, or 11.9%, to $178.4 million for the three months ended March 30, 2002 from $159.4 million for the three months ended March 31, 2001. Gross profit margin increased 0.8% to 27.6% from 26.8% for the same period last year. Healthcare distribution gross profit increased $18.1 million, or 12.1%, to $167.5 million for the three months ended March 30, 2002 from $149.4 million for the three months ended March 31, 2001. Healthcare distribution gross profit margin increased by 0.8% to 26.5% for the three months ended March 30, 2002 from 25.7% for the three months ended March 31, 2001, primarily due to changes in sales mix in the dental business. Technology gross profit increased by $0.9 million or 9.0% to $10.9 million for the three months ended March 30, 2002 from $10.0 million for the three months ended March 31, 2001. Technology gross profit margins decreased by 0.3% to 75.1% for the three months ended March 30, 2002 from 75.4% for the three months ended March 31, 2001, also primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $11.4 million, or 8.6%, to $143.2 million for the three months ended March 30, 2002 from $131.8 million for the three months ended March 31, 2001. Selling and shipping expenses increased by $10.4 million, or 13.4%, to $88.0 million for the three months ended March 30, 2002 from $77.6 million for the three months ended March 31, 2001. As a percentage of net sales, selling and shipping expenses increased 0.5% to 13.6% for the three months ended March 30, 2002 from 13.1% for the three months ended March 31, 2001. The increase was primarily due to higher commissions in the dental business. General and administrative expenses increased $1.0 million, or 1.8%, to $55.2 million for the three months ended March 30, 2002 from $54.2 million for the three months ended March 31, 2001. As a percentage of net sales, general and administrative expenses decreased 0.6% to 8.5% for the three months ended March 30, 2002 from 9.1% for the three months ended March 31, 2001. The decrease was primarily related to the elimination of goodwill amortization expense in accordance with Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted in the first quarter of 2002, which amounted to approximately

$2.9 million and represented 0.5% of the decrease for the three months ended March 30, 2002.

    Other income (expense) - net decreased by $(1.5) million, to $(3.0) million for the three months ended March 30, 2002, compared to $(4.5) million for the three months ended March 31, 2001. The net decrease was due primarily to higher interest income on long-term loans receivable and investments, higher finance charge income, lower interest expense due to reductions in long-term debt and bank credit line balances and lower interest rates.

    Equity in earnings of affiliates remained unchanged at $0.1 million for the three months ended March 30, 2002 and for the three months ended March 31, 2001.

     For the three months ended March 30, 2002, the Company's effective tax rate was 37.4%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes. For the three months ended March 31, 2001, the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rate and the Federal statutory rate relates primarily to state income taxes.

SEASONALITY

     The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software and equipment, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of purchases, special promotional campaigns, seasonal products, fluctuations in exchange rates associated with international operations and adverse weather conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, and special inventory forward buy-in opportunities, (b) acquisitions, (c) capital expenditures, and (d) repayments on long-term debt. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through operations, its revolving credit facilities, private placement loans and stock issuances.

     Net cash used in operating activities for the three months ended March 30, 2002 of $38.8 million resulted primarily from a net increase of cash used in operating items of working capital of approximately $64.3 million, offset by net income of $19.7 million, adjusted for non-cash charges of approximately $5.8 million. The increase in working capital needs was primarily due to a decrease in accounts payable and other accrued expenses of $64.9 million, mostly due to payments made to vendors for year-end inventory buy-ins, a $3.8 million increase in inventory, and a $0.2 million increase in other current assets, offset by a $4.6 million decrease in accounts receivable. The Company's accounts receivable days sales outstanding ratio improved to 50.78 days for the three months ended March 30, 2002 from 56.13 days for the three months ended March 31, 2001. The Company's inventory turns improved to 6.41 turns for the three months ended March 30, 2002 from 6.32 turns for the three months ended March 31, 2001. The Company anticipates future increases in working capital requirements as a result of its continued sales growth and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the three months ended March 30, 2002 of $56.5 million resulted primarily from cash used for business acquisitions of $28.2 million, of which $22.1 million was an acquisition earnout payment associated with an acquisition made in a prior year, capital expenditures of $17.6 million, of which $11.6 million was for the purchase of a building used for the Company's corporate headquarters, and purchases of U.S. government and agency bonds rated AAA by Moody's (or an equivalent rating) and commercial paper rated P-1 by Moody's (or an equivalent rating) with maturities of more than three months of $10.5 million. The Company expects that it will invest more than $50.0 million during the year ending December 28, 2002, in capital projects to modernize and expand its facilities and computer infrastructure systems and integrate operations.

    Net cash used in financing activities for the three months ended March 30, 2002 of $5.2 million resulted primarily from debt repayments of $12.0 million, offset primarily by proceeds from the issuance of stock upon exercise of stock options of $7.2 million.

    Certain holders of minority interests in acquired entities have the right at certain times to require the Company to acquire their interest at fair value pursuant to a formula price based on earnings of the entity.

    The Company's cash and cash equivalents as of March 30, 2002 of $93.4 million consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     On May 2, 2002, the Company renewed and increased its revolving credit facility to $200.0 million from $150.0 million. The new facility is a four year committed line. As of March 30, 2002, none of the credit facility was utilized.

    The Company also has one uncommitted bank line of $15.0 million, none of which had been borrowed at March 30, 2002. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $39.3 million at March 30, 2002, under which $4.0 million had been borrowed.

    On June 30, 1999 and September 25, 1998, the Company completed private placement transactions under which it issued $130.0 million and $100.0 million, respectively, in Senior Notes. The $130.0 million notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes and bear interest at a rate of 6.66% per annum. Interest on both notes is payable semi-annually.

    The Company believes that its cash and cash equivalents of $93.4 million as of March 30, 2002, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There were no material changes to the disclosures made in our Annual Report on Form 10-K for the year ended December 29, 2001, on this matter.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information in this Form 10-Q contains information that is forward-looking, such as the Company's opportunities to increase sales through, among other things, acquisitions; its exposure to fluctuations in foreign currencies; its anticipated liquidity and capital requirements; competitive product and pricing pressures and the ability to gain or maintain share of sales in global markets as a result of actions by competitors; and the results of legal proceedings. The matters referred to in forward-looking statements could be affected by the risks and uncertainties involved in the Company's business. These risks and uncertainties include, but are not limited to, the effect of economic and market conditions, the impact of the consolidation of health care practitioners, the impact of health care reform, opportunities for acquisitions and the Company's ability to effectively integrate acquired companies, the acceptance and quality of software products, acceptance and ability to manage operations in foreign markets, the ability to maintain favorable supplier arrangements and relationships, possible disruptions in the Company's computer systems or telephone systems, possible increases in shipping rates or interruptions in shipping service, the level and volatility of interest rates and currency values, economic and political conditions in international markets, including civil unrest, government changes and restrictions on the ability to transfer capital across borders, the impact of current or pending legislation, regulation and changes in accounting standards and taxation requirements, environmental laws in domestic and foreign jurisdictions, as well as certain other risks described in this Form 10-Q. Subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the cautionary statements in this paragraph and elsewhere described in this Form 10-Q.

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     The Company's business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time the Company is named as a defendant in cases as a result of its distribution of pharmaceutical and other healthcare products. As of March 30, 2002, the Company was named a defendant in approximately 74 product liability cases. Of these claims, 59 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

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

     In February 2002, the Company was served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled West Morris Pediatrics, P.A. vs. Henry Schein, Inc., doing business as Caligor, no. MRSL-421-02. The complaint by West Morris Pediatrics purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiff seeks to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, and conversion. The Company has not yet submitted its response to this complaint. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits.

     10.35 Credit Agreement, dated as of May 2, 2002, among the Company, the several guarantors from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, issuing lender, sole lead arranger and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto.

(b)      Reports on Form 8-K.

         None.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HENRY SCHEIN, INC.
                                            (Registrant)



                                            By: /s/ Steven Paladino
                                            ------------------------------------
                                            STEVEN PALADINO
                                            Executive Vice President,
                                            Chief Financial Officer and Director
                                            (principal financial officer and
                                            accounting officer)




Dated:  May 13, 2002