Form 10-Q
period 2002-06-29
SCHEIN HENRY INC
filed 2002-08-13
CIK 1000228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -----------
                                   FORM 10-Q
                                  -----------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE PERIOD ENDED June 29, 2002

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

As of August 08, 2002 there were 43,799,051 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                                     INDEX


                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.   Consolidated Financial Statements:

               Balance Sheets as of June 29, 2002 and December 29, 2001.....   3

               Statements of Income and Comprehensive Income for the three
                    and six months ended June 29, 2002 and June 30, 2001....   4

               Statements of Cash Flows for the six months ended
                    June 29, 2002 and June 30, 2001.........................   5

               Notes to Consolidated Financial Statements...................   6

ITEM 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations................  11

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk........  16


                           PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings.................................................  17

ITEM 4.   Submission of Matters to a Vote of Security Holders...............  19

ITEM 6.   Exhibits and Reports on Form 8-K..................................  20

          Signature.........................................................  20

PART 1.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                  June 29,    December 29,
                                                                                    2002         2001
                                                                                -----------   -----------
                                                                                (unaudited)    (audited)
                                     ASSETS
Current assets:
     Cash and cash equivalents................................................. $   132,508   $   193,367
     Marketable securities.....................................................      14,640             -
     Accounts receivable, less reserves of $33,147 and $31,929, respectively...     362,744       363,700
     Inventories...............................................................     314,512       291,231
     Deferred income taxes.....................................................      26,227        25,751
     Prepaid expenses and other................................................      59,518        52,922
                                                                                -----------   -----------
          Total current assets.................................................     910,149       926,971
Property and equipment, net of accumulated depreciation and amortization
     of $94,739 and $90,823, respectively......................................     135,409       117,980
Goodwill, net..................................................................     295,319       279,981
Other intangibles, net of accumulated amortization
     of $3,881 and $3,348, respectively........................................       8,834         8,023
Investments and other..........................................................      60,446        52,473
                                                                                -----------   -----------
                                                                                $ 1,410,157   $ 1,385,428
                                                                                ===========   ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable.......................................................... $   204,959   $   263,190
     Bank credit lines.........................................................       3,914         4,025
     Accruals:
          Salaries and related expenses........................................      42,155        41,602
          Merger and integration, and restructuring costs......................       4,706         5,867
          Acquisition earnout payments.........................................           -        26,800
          Other................................................................     104,446        80,355
     Current maturities of long-term debt......................................       2,548        15,223
                                                                                -----------   -----------
          Total current liabilities............................................     362,728       437,062
Long-term debt.................................................................     242,990       242,169
Other liabilities..............................................................      19,622        18,954
                                                                                -----------   -----------
          Total liabilities....................................................     625,340       698,185
                                                                                -----------   -----------
Minority interest..............................................................       7,882         6,786
                                                                                -----------   -----------
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 1,000,000,
          issued and outstanding: 0 and 0, respectively........................           -             -
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 43,773,451 and 42,745,204, respectively......................         437           427
     Additional paid-in capital................................................     428,218       393,047
     Retained earnings.........................................................     360,198       312,402
     Treasury stock, at cost, 62,479 shares....................................      (1,156)       (1,156)
     Accumulated comprehensive loss............................................     (10,483)      (23,922)
     Deferred compensation.....................................................        (279)         (341)
                                                                                -----------   -----------
          Total stockholders' equity...........................................     776,935       680,457
                                                                                -----------   -----------
                                                                                $ 1,410,157   $ 1,385,428
                                                                                ===========   ===========

          See accompanying notes to consolidated financial statements.

            HENRY SCHEIN, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
                 AND COMPREHENSIVE INCOME
           (in thousands, except per share data)
                        (unaudited)

                                                                 Three Months Ended            Six Months Ended
                                                               ----------------------     --------------------------
                                                                June 29,     June 30,       June 29,       June 30,
                                                                  2002         2001           2002           2001
                                                               ---------    ---------     -----------    -----------

Net sales....................................................  $ 671,432    $ 606,285     $ 1,318,525    $ 1,200,180
Cost of sales................................................    479,036      439,393         947,739        873,931
                                                               ---------    ---------     -----------    -----------
     Gross profit............................................    192,396      166,892         370,786        326,249
Operating expenses:
     Selling, general and administrative.....................    145,407      131,620         288,599        263,394
                                                               ---------    ---------     -----------    -----------
          Operating income...................................     46,989       35,272          82,187         62,855
Other income (expense):
     Interest income.........................................      2,481        3,177           4,920          4,418
     Interest expense........................................     (4,367)      (4,896)         (9,195)       (10,264)
     Other - net.............................................        706          651             140            297
                                                               ---------    ---------     -----------    -----------
          Income before taxes on income, minority interest
               and equity in earnings of affiliates..........     45,809       34,204          78,052         57,306
Taxes on income..............................................     16,996       12,656          29,060         21,204
Minority interest in net income of subsidiaries..............        932          794           1,501          1,325
Equity in earnings of affiliates.............................        185          156             305            265
                                                               ---------    ---------     -----------    -----------
Net income...................................................  $  28,066    $  20,910     $    47,796    $    35,042
                                                               =========    =========     ===========    ===========

Comprehensive income:
  Net income.................................................  $  28,066    $  20,910     $    47,796    $    35,042
      Foreign currency translation adjustments...............     14,699       (2,395)         13,382         (7,329)
      Other..................................................        118          128              57            (91)
                                                               ---------    ---------     -----------    -----------
Comprehensive income.........................................  $  42,883    $  18,643     $    61,235    $    27,622
                                                               =========    =========     ===========    ===========
Net income per common share:
     Basic...................................................  $    0.65    $    0.49     $      1.11    $      0.83
                                                               =========    =========     ===========    ===========
     Diluted.................................................  $    0.63    $    0.48     $      1.07    $      0.81
                                                               =========    =========     ===========    ===========
Weighted average common shares outstanding:
     Basic...................................................     43,389       42,363          43,090         42,168
                                                               =========    =========     ===========    ===========
     Diluted.................................................     44,747       43,543          44,559         43,125
                                                               =========    =========     ===========    ===========

          See accompanying notes to consolidated financial statements.

                           HENRY SCHEIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (in thousands)
                                       (unaudited)

                                                                                      Six Months Ended
                                                                                   ---------------------
                                                                                    June 29,    June 30,
                                                                                      2002        2001
                                                                                   ---------    --------

Cash flows from operating activities:
     Net income.................................................................   $  47,796    $ 35,042
     Adjustments to reconcile net income to net cash provided
          by operating activities:
               Depreciation and amortization....................................      13,009      17,056
               Provision for losses and allowances on accounts receivable.......       1,219         950
               Benefit for deferred income taxes................................        (293)     (1,581)
               Undistributed earnings of affiliates............................         (305)       (265)
               Minority interest in net income of subsidiaries..................       1,501       1,325
               Other............................................................        (123)         83
     Changes in operating assets and liabilities (net of purchase acquisitions):
          Decrease (increase) in accounts receivable............................       4,071        (375)
          (Increase) decrease in inventories....................................     (17,760)     13,032
          (Increase) decrease in other current assets...........................      (4,707)     13,774
          Decrease in accounts payable and accruals.............................     (31,027)    (49,762)
                                                                                   ---------    --------
Net cash provided by operating activities.......................................      13,381      29,279
                                                                                   ---------    --------
Cash flows from investing activities:
     Capital expenditures.......................................................     (28,120)    (12,986)
     Business acquisitions, net of cash acquired................................     (34,887)          -
     Purchase of marketable securities with maturities of
          more than three months................................................     (20,639)          -
     Other......................................................................        (574)     (1,031)
                                                                                   ---------    --------
Net cash used in investing activities...........................................     (84,220)    (14,017)
                                                                                   ---------    --------
Cash flows from financing activities:
     Principal payments on long-term debt.......................................     (13,604)     (3,889)
     Proceeds from issuance of stock upon exercise of stock
          options by employees..................................................      26,490      10,381
     Proceeds from borrowings from banks........................................         481       5,340
     Payments on borrowings from banks..........................................        (916)    (10,868)
     Other......................................................................        (426)       (175)
                                                                                   ---------    --------
Net cash provided by financing activities.......................................      12,025         789
                                                                                   ---------    --------
Net (decrease) increase in cash and cash equivalents............................     (58,814)     16,051
Effect of foreign exchange rate changes on cash.................................      (2,045)      1,434
Cash and cash equivalents, beginning of period..................................     193,367      58,362
                                                                                   ---------    --------
Cash and cash equivalents, end of period........................................   $ 132,508    $ 75,847
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

    In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and supplementary data included in the Company's Annual Report on Form 10-K for the year ended December 29, 2001. The Company follows the same accounting policies in preparation of interim financial statements. The results of operations and cash flows for the six months ended June 29, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2002 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

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

     The Company adopted the new standards beginning in the first quarter of fiscal 2002. Effective with the adoption of FAS 142, goodwill, which is substantially related to the healthcare distribution segment, is no longer amortized but is instead subject to an annual impairment test. The Company has reassessed the estimated useful lives of its intangible assets, which primarily consist of non-compete agreements, and no changes have been deemed necessary. The Company completed the transitional goodwill impairment test in connection with the adoption of FAS 142 during the second quarter of fiscal 2002, and has determined that there is no impairment as of the adoption date, December 30, 2001.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT EMPLOYEE AND PER SHARE DATA)
                                   (UNAUDITED)

NOTE 2--GOODWILL AND INTANGIBLE ASSETS--(CONTINUED)

          Other intangible assets as of June 29, 2002 and December 29, 2001 are as follows:

                                   June 29, 2002           December 29, 2001
                               ----------------------    ----------------------
                                          Accumulated               Accumulated
                                 Cost    Amortization      Cost    Amortization
                               --------  ------------    --------  ------------
Other intangible assets:
   Non-compete agreements...   $ 11,614    $ (3,318)     $ 10,426    $ (2,850)
   Other....................      1,101        (563)          945        (498)
                               --------    ---------     --------    ---------
Total.......................   $ 12,715    $ (3,881)     $ 11,371    $ (3,348)
                               ========    =========     ========    =========

     Amortization of other intangible assets for the six months ended June 29, 2002 and June 30, 2001 was approximately $563 and $403, respectively. The annual amortization expense expected for the years 2002 through 2006 is $996, $956, $873, $639, and $403, respectively.

     The changes in the carrying amount of goodwill for the six months ended June 29, 2002 are as follows:
                                           Healthcare
                                          Distribution   Technology     Total
                                          ------------   ----------   ---------
Balance as of December 29, 2001............ $ 279,666     $   315     $ 279,981
  Adjustments to goodwill:
     Acquisitions cost incurred during six
         months ended June 29, 2002........     7,756           -         7,756
     Foreign currency translation..........     7,824           -         7,824
     Other.................................      (242)          -          (242)
                                            ---------     -------     ---------
Balance as of June 29, 2002................ $ 295,004     $   315     $ 295,319
                                            =========     =======     =========

     The acquisition costs incurred during the six months ended June 29, 2002 related to the acquisition of a dental consumable supply business, increased ownership interest in a consolidated subsidiary and contingent earnout payments relating to a prior acquisition. The acquisition of the dental consumable supply business was not considered material.

     With the adoption of FAS 142, the Company ceased amortization of goodwill as of December 30, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                   Three Months Ended       Six Months Ended
                                                  --------------------    --------------------
                                                  June 29,    June 30,    June 29,    June 30,
                                                    2002        2001        2002        2001
                                                  --------    --------    --------    --------
Net income......................................  $ 28,066    $ 20,910    $ 47,796    $ 35,042
Add back goodwill amortization, net of
     tax provision..............................         -       1,824           -       3,648
                                                  --------    --------    --------    --------
Adjusted net income.............................  $ 28,066    $ 22,734    $ 47,796    $ 38,690
                                                  ========    ========    ========    ========

Diluted net income per share:
   Net income...................................  $   0.63    $   0.48    $   1.07    $   0.81
   Add back goodwill amortization, net of
        tax provision...........................         -        0.04           -        0.09
                                                  --------    --------    --------    --------
Adjusted diluted net income per share...........  $   0.63    $   0.52    $   1.07    $   0.90
                                                  ========    ========    ========    ========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT EMPLOYEE AND PER SHARE DATA)
                                   (UNAUDITED)

NOTE 3.  BUSINESS ACQUISITIONS

     In connection with prior years' acquisitions, the Company incurred certain merger and integration costs. The following table shows amounts paid against the merger and integration accrual during the six months ended June 29, 2002:

                                     Balance at                Balance at
                                    December 29,                June 29,
                                        2001       Payments       2002
                                    -----------    --------    ----------

Severance and other direct costs... $ 365 $ (103) $ 262 Direct transaction and other
      integration costs............     2,183        (437)        1,746
                                      -------      -------      -------
                                      $ 2,548      $ (540)      $ 2,008
                                      =======      =======      =======

     For the six months ended June 29, 2002, one employee received severance and was owed severance at June 29, 2002.

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

     The following table shows amounts paid against the restructuring accrual during the six months ended June 29, 2002:

                                          Balance at               Balance at
                                         December 29,               June 29,
                                             2001       Payments      2002
                                         ------------   --------   ----------
Severance costs (1)......................  $   633      $ (230)    $   403
Facility closing costs (2)...............    2,645        (390)      2,255
Other ...................................       41          (1)         40
                                           -------      -------    -------
                                           $ 3,319      $ (621)    $ 2,698
                                           =======      =======    =======
----------
(1) Represents salaries and related benefits for employees separated from the Company.
(2) Represents costs associated with the closing of certain equipment branches (primarily lease termination costs).

     For the six months ended June 29, 2002, four employees received severance and one was owed severance at June 29, 2002.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT EMPLOYEE AND PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5.  SEGMENT DATA

     The Company has two reportable segments: healthcare distribution and technology. The healthcare distribution segment, which is comprised of the Company's dental, medical and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals in the combined North American and international markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the North American market.

     The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:

                                         Three Months Ended         Six Months Ended
                                       ---------------------   -------------------------
                                        June 29,    June 30,     June 29,      June 30,
                                          2002      2001 (1)       2002        2001 (1)
                                       ---------   ---------   -----------   -----------
Net Sales:
  Healthcare distribution (2):
    Dental (3).......................  $ 306,287   $ 280,146   $   601,568   $   549,332
    Medical (4)......................    242,683     215,761       474,105       424,435
    International (5)................    106,779      95,729       212,617       198,473
                                       ---------   ---------   -----------   -----------
      Total healthcare distribution..    655,749     591,636     1,288,290     1,172,240
  Technology (6).....................     15,683      14,649        30,235        27,940
                                       ---------   ---------   -----------   -----------
                                       $ 671,432   $ 606,285   $ 1,318,525   $ 1,200,180
                                       =========   =========   ===========   ===========

----------
(1)  Reclassified to conform to current period presentation.
(2) Includes consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(3)  Consists of products sold in the U.S. and Canadian Dental markets.
(4)  Consists of products sold in the U.S. Medical and Veterinary markets.
(5) Consists of products primarily sold in the European Dental and Medical (including Veterinary) markets.
(6) Consists of practice management software and other value-added products and services that are distributed primarily to healthcare professionals in the U.S. and Canadian markets.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
               (IN THOUSANDS, EXCEPT EMPLOYEE AND PER SHARE DATA)
                                   (UNAUDITED)

NOTE 5. SEGMENT DATA -- (CONTINUED)

                                   Three Months Ended                Six Months Ended
                                ------------------------       ---------------------------
                                June 29,        June 30,         June 29,        June 30,
                                  2002          2001 (1)           2002          2001 (1)
                                --------        --------       -----------     -----------
Operating income:
     Healthcare distribution... $ 40,237        $ 29,503       $    70,093     $    52,079
     Technology................    6,752           5,769            12,094          10,776
                                --------        --------       -----------     -----------
Total.......................... $ 46,989        $ 35,272       $    82,187     $    62,855
                                ========        ========       ===========     ===========


                                                                 June 29,        June 30,
                                                                   2002          2001 (1)
                                                               -----------     -----------
Total assets:
     Healthcare distribution................................   $ 1,385,447     $ 1,181,218
     Technology.............................................       101,160          87,537
                                                               -----------     -----------
          Total assets for reportable segments..............     1,486,607       1,268,755
     Receivables due from healthcare distribution segment...       (74,880)        (58,821)
     Receivables due from technology segment................        (1,570)         (8,147)
                                                               -----------     -----------
Consolidated total assets...................................   $ 1,410,157     $ 1,201,787
                                                               ===========     ===========

----------
(1)  Reclassified to conform to current period presentation.

NOTE 6. EARNINGS PER SHARE

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                            Three Months Ended      Six Months Ended
                                            ------------------      -----------------
                                            June 29,   June 30,    June 29,   June 30,
                                              2002       2001        2002       2001
                                            --------   --------    --------   --------
Basic......................................  43,389     42,363      43,090     42,168
Effect of assumed conversion of employee
     stock options.........................   1,358      1,180       1,469        957
                                             ------     ------      ------     ------
Diluted....................................  44,747     43,543      44,559     43,125
                                             ======     ======      ======     ======

     Options to purchase approximately 6 and 1,084 shares of common stock at prices ranging from $48.25 to $49.85 and $37.50 to $46.00 per share, which were outstanding during the three months ended June 29, 2002 and June 30, 2001, respectively, were excluded from the computation of diluted earnings per share. Options to purchase approximately 16 and 1,535 shares of common stock at prices ranging from $45.96 to $49.85 and $34.52 to $46.00 per share, which were outstanding during the six months ended June 29, 2002 and June 30, 2001, respectively, were excluded from the computation of diluted earnings per share. In each of the respective periods, the options' exercise prices exceeded the fair market value of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 29, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    Net sales increased $65.1 million, or 10.7%, to $671.4 million for the three months ended June 29, 2002 from $606.3 million for the three months ended June 30, 2001. Of the $65.1 million increase, approximately $64.1 million, or 98.5%, represented a 10.8% increase in the Company's healthcare distribution business. As part of this increase approximately $26.9 million represented a 12.5% increase in the Company's medical business, $26.1 million represented a 9.3% increase in its dental business, and $11.1 million represented an 11.5% increase in its international business. The increase in medical net sales was primarily attributable to increased sales to core physicians' office and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the international market, the increase in net sales was primarily due to increased account penetration in Germany, United Kingdom, Australia, and France, and to favorable exchange rates to the U.S. dollar. Had net sales for the international market been translated at the same rates as 2001, international net sales would have increased by 7.5%. The remaining increase in second quarter 2002 net sales was due to the technology business, which increased $1.0 million, or 7.1%, to $15.7 million for the three months ended June 29, 2002, from $14.7 million for the three months ended June
30, 2001. The increase in technology and value-added product net sales was primarily due to increased sales of practice management software products and related services.

    Gross profit increased by $25.5 million, or 15.3%, to $192.4 million for the three months ended June 29, 2002 from $166.9 million for the three months ended June 30, 2001. Gross profit margin increased 1.2% to 28.7% from 27.5% for the same period last year. Healthcare distribution gross profit increased $23.9 million, or 15.3%, to $180.5 million for the three months ended June 29, 2002 from $156.6 million for the three months ended June 30, 2001, primarily due to sales volume. Healthcare distribution gross profit margin increased by 1.0% to 27.5% for the three months ended June 29, 2002 from 26.5% for the three months ended June 30, 2001, primarily due to changes in sales mix and purchasing efficiencies. Technology gross profit increased by $1.6 million or 15.5% to $11.9 million for the three months ended June 29, 2002 from $10.3 million for the three months ended June 30, 2001 primarily due to sales volume and sales of higher margin items. Technology gross profit margins increased by 5.2% to 75.6% for three months ended June 29, 2002 from 70.4% for the three months ended June 30, 2001, primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $13.8 million, or 10.5%, to $145.4 million for the three months ended June 29, 2002 from $131.6 million for the three months ended June 30, 2001. Selling and shipping expenses increased by $8.9 million, or 10.9%, to $90.6 million for the three months ended June 29, 2002 from $81.7 million for the three months ended June 30, 2001, primarily due to sales volume. As a percentage of net sales, selling and shipping expenses remained constant at 13.5% for the three months ended June 29, 2002 compared to the three months ended June 30, 2001. General and administrative expenses increased $4.9 million, or 9.8%, to $54.8 million for the three months ended June 29, 2002 from $49.9 million for the three months ended June 30, 2001, primarily due to sales volume. As a percentage of net sales, general and administrative expenses remained constant at 8.2% for the three months ended June 29, 2002 compared to the three months ended June 30, 2001.

    Other income (expense) - net increased by $0.1 million, to $(1.2) million for the three months ended June 29, 2002, compared to $(1.1) million for the three months ended June 30, 2001, due primarily to lower interest income reduced by lower interest expense and foreign currency gains.

    Equity in earnings of affiliates was substantially unchanged from the prior period.

    For the three months ended June 29, 2002, the Company's effective tax rate was 37.1%. For the three months ended June 30, 2001, the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rates and the Federal statutory rate relates primarily to state income taxes.

SIX MONTHS ENDED JUNE 29, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

    Net sales increased $118.3 million, or 9.9%, to $1,318.5 million for the six months ended June 29, 2002 from $1,200.2 million for the six months ended June 30, 2001. Of the $118.3 million increase, approximately $116.0 million, or
98.1%, represented a 9.9% increase in the Company's healthcare distribution business. As part of this increase approximately $52.2 million represented a 9.5% increase in its dental business, $49.7 million represented an 11.7% increase in the Company's medical business, and $14.1 million represented a 7.1% increase in its international business. In the dental market, the increase in net sales was primarily due to increased account penetration. The increase in medical net sales was primarily attributable to increased sales to core physicians' office and alternate care markets. In the international market, the increase in net sales was primarily due to increased account penetration in Germany, United Kingdom, Australia, and France. Had net sales for the international market been translated at the same rates as 2001, international net sales would have increased by 6.8%. The remaining increase in 2002 net sales was due to the technology business, which increased $2.3 million, or 8.2%, to $30.2 million for the six months ended June 29, 2002, from $27.9 million for the six months ended June 30, 2001. The increase in technology and value-added product net sales was primarily due to increased practice management software products and related services.

     Gross profit increased by $44.6 million, or 13.7%, to $370.8 million for the six months ended June 29, 2002 from $326.2 million for the six months ended June 30, 2001. Gross profit margin increased 0.9% to 28.1% from 27.2% for the same period last year. Healthcare distribution gross profit increased $42.1 million, or 13.8%, to $348.0 million for the six months ended June 29, 2002 from $305.9 million for the six months ended June 30, 2001, primarily due to sales volume. Healthcare distribution gross profit margin increased by 0.9% to 27.0% for the six months ended June 29, 2002 from 26.1% for the six months ended June 30, 2001, primarily due to changes in sales mix and purchasing efficiencies. Technology gross profit increased by $2.5 million or 12.3% to $22.8 million for the six months ended June 29, 2002 from $20.3 million for the six months ended June 30, 2001 primarily due to sales volume and sales of higher margin items. Technology gross profit margins increased by 2.6% to 75.4% for the six months ended June 29, 2002 from 72.8% for the six months ended June 30, 2001, primarily due to changes in sales mix.

    Selling, general and administrative expenses increased by $25.2 million, or 9.6%, to $288.6 million for the six months ended June 29, 2002 from $263.4 million for the six months ended June 30, 2001. Selling and shipping expenses increased by $19.4 million, or 12.2%, to $178.7 million for the six months ended June 29, 2002 from $159.3 million for the six months ended June 30, 2001, primarily due to sales volume. As a percentage of net sales, selling and shipping expenses increased 0.3% to 13.6% for the six months ended June 29, 2002 from 13.3% for the six months ended June 30, 2001. General and administrative expenses increased $5.8 million, or 5.6%, to $109.9 million for the six months ended June 29, 2002 from $104.1 million for the six months ended June 30, 2001, primarily due to sales volume. As a percentage of net sales, general and administrative expenses decreased 0.4% to 8.3% for the six months ended June 29, 2002 from 8.7% for the six months ended June 30, 2001.

    Other income (expense) - net decreased by $1.4 million, to $(4.1) million for the six months ended June 29, 2002, compared to $(5.5) million for the six months ended June 30, 2001, due primarily to lower interest expense and increased interest income.

    Equity in earnings of affiliates was substantially unchanged from the prior period.

    For the six months ended June 29, 2002, the Company's effective tax rate was 37.2%. For the six months ended June 30, 2001, the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rates and the Federal statutory rate relates primarily to state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, and special inventory forward buy-in opportunities, (b) acquisitions, and (c) capital expenditures. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through operations, its revolving credit facilities, private placement loans and stock issuances.

     Net cash provided by operating activities for the six months ended June 29, 2002 of $13.4 million resulted primarily from net income of $47.8 million and non-cash charges of approximately $15.0 million, offset by a net increase of cash used in operating items of working capital of approximately $49.4 million. The increase in working capital needs was primarily due to a decrease in accounts payable and accruals of $31.0 million, a $17.8 million increase in inventory, due primarily to stocking of the Company's newly opened distribution center, and a $4.7 million increase in other current assets, partially offset by a $4.1 million decrease in accounts receivable. The Company's accounts receivable days sales outstanding ratio improved to 49.96 days for the six months ended June 29, 2002 from 55.60 days for the six months ended June 30, 2001. The Company's inventory turns were 6.32 turns for the six months ended June 29, 2002 compared to 6.48 turns for the six months ended June 30, 2001. The Company anticipates future increases in working capital requirements as a result of its continued sales growth and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the six months ended June 29, 2002 of $84.2 million resulted primarily from cash used for business acquisition related payments of $34.9 million, of which $27.4 million represented contingent earnout payments associated with an acquisition made in a prior year, capital expenditures of $28.1 million, of which approximately $11.6 million was for the purchase of a building used for the Company's corporate headquarters, and the purchases of United States government and agency bonds rated AAA by Moody's (or an equivalent rating) and commercial paper rated P-1 by Moody's (or an equivalent rating) with maturities of more than three months of $20.6 million. The Company expects that it will invest more than $50.0 million during the year ending December 28, 2002 in capital projects to modernize and expand facilities, on computer infrastructure systems and to integrate operations.

    Net cash provided by financing activities for the six months ended June 29, 2002 of $12.0 million resulted primarily from proceeds from the issuance of stock upon exercise of stock options of $26.5 million, offset primarily by debt repayments of $14.5 million.

    Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

    The Company's cash and cash equivalents as of June 29, 2002 of $132.5 million consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

    On May 2, 2002, the Company renewed and increased its revolving credit facility to $200.0 million from $150.0 million. The new facility is a four year committed line. As of June 29, 2002, none of the credit facility was utilized.

    The Company also has one uncommitted bank line of $15.0 million, none of which had been borrowed at June 29, 2002. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $45.8 million at June 29, 2002, under which $3.9 million had been borrowed.

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

    The Company believes that its cash and cash equivalents of $132.5 million and its investment in marketable securities as of June 29, 2002, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There were no material changes to the disclosures made in our report 10-K for the year ended December 29, 2001, on this matter.

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

PART II.  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     The Company's business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time the Company is named as a defendant in cases as a result of its distribution of pharmaceutical and other healthcare products. As of June 29, 2002, the Company was named a defendant in approximately 75 product liability cases. Of these claims, 60 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

     On January 27, 1998, in District Court in Travis County, Texas, the Company and one of its subsidiaries were named as defendants in a matter entitled Shelly
E. Stromboe & Jeanne N. Taylor, on Behalf of Themselves and All Other Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc., Case No. 98-00886. This complaint alleges among other things, negligence, breach of contract, fraud and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the Court, on motion, certified both a Windows(R) Sub-Class and a DOS Sub-Class to proceed as a class action pursuant to Tex. R.Civ. P.42. It is estimated that 5,000 Windows(R) customers and 15,000 DOS customers could be covered by the judge's ruling. In November of 1999, the Company filed an interlocutory appeal of the District Court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the District Court's certification order. On January 5, 2001, the Company filed a Petition for Review in the Texas Supreme Court asking this court to find "conflicts jurisdiction" to permit review of the District Court's certification order, which appeal is now pending. On April 5, 2001 the Texas Supreme Court requested that the parties file briefs on the merits.

     On August 23, 2001, the Texas Supreme Court dismissed the Company's Petition for Review based on lack of conflicts jurisdiction. The Company filed a motion for rehearing on September 24, 2001 requesting that the Texas Supreme Court reconsider and reverse its finding that it is without conflicts jurisdiction to review the case. On November 8, 2001, the Texas Supreme Court granted the motion for rehearing and withdrew its order of August 23, 2001. The Texas Supreme Court heard oral argument on February 6, 2002. Pending a decision by the Supreme Court on the Petition for Review, a trial on the merits will be stayed. Because procedural issues relating to the propriety of class certification remain to be determined, because the class representatives have not pleaded damage amounts with specificity, and because each purported class member's damages, if any, may vary, and other factors, it is not possible to determine the possible range of damages or other relief sought by the plaintiffs in the event the class certification is upheld and the case proceeds to trial as a class action.

     In February 2002, the Company was served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled West Morris Pediatrics, P.A. vs. Henry Schein, Inc., doing business as Caligor, no. MRSL-421-02. The complaint by West Morris Pediatrics purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiff seeks to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, and conversion relating to sales of a vaccine product in the years 2001 and 2002. The Company's time to file an answer has been extended until September 1, 2002. Because damages have not been specified by the plaintiffs, it is not possible to determine the range of damages or other relief sought by the plaintiffs. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on June 5, 2002, the stockholders of the Company took the following actions:

  (i)  Re-elected the following individuals to the Company's Board of Directors:

Stanley M. Bergman (35,384,642 shares voting for; 1,560,263 shares withheld) James P. Breslawski (35,383,457 shares voting for; 1,561,448 shares withheld) Gerald A. Benjamin (35,383,962 shares voting for; 1,560,943 shares withheld)
Leonard A. David       (35,383,787 shares voting for; 1,561,118 shares withheld)
Mark E. Mlotek         (35,383,762 shares voting for; 1,561,143 shares withheld)
Steven Paladino        (35,383,987 shares voting for; 1,560,918 shares withheld)
Barry J. Alperin       (35,644,860 shares voting for; 1,300,045 shares withheld)
Pamela Joseph          (35,699,360 shares voting for; 1,245,545 shares withheld)
Donald J. Kabat        (35,643,485 shares voting for; 1,301,420 shares withheld)
Marvin H. Schein       (35,241,537 shares voting for; 1,703,368 shares withheld)
Irving Shafran         (35,644,665 shares voting for; 1,300,240 shares withheld)
Philip A. Laskawy (35,605,995 shares voting for; 1,338,910 shares withheld) Norman S. Matthews (35,698,915 shares voting for; 1,245,990 shares withheld)

  (ii) Approved the amendment to the Company's 1996 Non-Employee Director Stock Option Plan (29,608,766 shares voting for; 7,129,038 shares voting against; 207,101 abstaining).

  (iii) Ratified the selection of BDO Seidman, LLP as the Company's independent auditors for the year ended December 28, 2002 (34,465,064 shares voting for; 2,456,102 shares voting against; 23,736 abstaining).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits.

       99.1 Certificate of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)  Reports on Form 8-K.

       None.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           HENRY SCHEIN, INC.
                           (Registrant)



                           By: /s/ Steven Paladino
                           -------------------------------------------
                           STEVEN PALADINO
                           Executive  Vice  President,
                           Chief Financial Officer and Director
                           (principal financial officer and accounting officer)


Dated:  August 13, 2002