Form 10-Q
period 2002-09-28
SCHEIN HENRY INC
filed 2002-11-12
CIK 1000228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -----------
                                   FORM 10-Q
                                  -----------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE PERIOD ENDED September 28, 2002

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

As of November 08, 2002 there were 44,000,348 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                                     INDEX

                                                                            Page
                                                                            ----
                          PART I. FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:
           Balance Sheets as of September 28, 2002 and December 29, 2001 ....  3

           Statements of Income and Comprehensive Income for the three and nine months ended September 28, 2002 and September 29, 2001 ...  4

           Statements of Cash Flows for the nine months ended
              September 28, 2002 and September 29, 2001 .....................  5

           Notes to Consolidated Financial Statements .......................  6

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations .................... 11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ......... 16

ITEM 4.  Controls and Procedures ............................................ 17


                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings .................................................. 18

ITEM 6.  Exhibits and Reports on Form 8-K ................................... 20

         Signature .......................................................... 20

         Certifications ..................................................... 21

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except share data)

                                                                                 September 28,    December 29,
                                                                                     2002             2001
                                                                                 ------------     ------------
                                                                                 (unaudited)       (audited)

                                     ASSETS
Current assets:
     Cash and cash equivalents ...............................................   $   149,299      $   193,367
     Marketable securities ...................................................        35,285                -
     Accounts receivable, less reserves of $33,088 and $31,929, respectively..       415,585          363,700
     Inventories .............................................................       314,499          291,231
     Deferred income taxes ...................................................        29,168           25,751
     Prepaid expenses and other ..............................................        63,123           52,922
                                                                                 -----------      -----------
          Total current assets ...............................................     1,006,959          926,971
Property and equipment, net of accumulated depreciation and amortization
     of $101,060 and $90,823, respectively ...................................       137,163          117,980
Goodwill, net ................................................................       294,439          279,981
Other intangibles, net of accumulated amortization
     of $4,160 and $3,348, respectively ......................................         8,919            8,023
Investments and other ........................................................        69,652           52,473
                                                                                 -----------      -----------
                                                                                 $ 1,517,132      $ 1,385,428
                                                                                 ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ........................................................   $   260,197      $   263,190
     Bank credit lines .......................................................         6,081            4,025
     Accruals:
          Salaries and related expenses ......................................        42,920           41,602
          Merger and integration, and restructuring costs ....................         4,308            5,867
          Acquisition earnout payments .......................................             -           26,800
          Taxes and other expenses ...........................................       110,470           80,355
     Current maturities of long-term debt ....................................         2,665           15,223
                                                                                 -----------      -----------
          Total current liabilities ..........................................       426,641          437,062
Long-term debt ...............................................................       242,140          242,169
Other liabilities ............................................................        21,077           18,954
                                                                                 -----------      -----------
          Total liabilities ..................................................       689,858          698,185
                                                                                 -----------      -----------
Minority interest ............................................................         7,067            6,786
                                                                                 -----------      -----------
Stockholders' equity:
     Preferred stock, $.01 par value, authorized 1,000,000,
          issued and outstanding: 0 and 0, respectively ......................             -                -
     Common stock, $.01 par value, authorized 120,000,000,
          issued: 43,999,524 and 42,745,204, respectively ....................           440              427
     Additional paid-in capital ..............................................       435,021          393,047
     Retained earnings .......................................................       399,426          312,402
     Treasury stock, at cost, 62,479 shares ..................................        (1,156)          (1,156)
     Accumulated comprehensive loss ..........................................       (13,277)         (23,922)
     Deferred compensation ...................................................          (247)            (341)
                                                                                 -----------      -----------
          Total stockholders' equity .........................................       820,207          680,457
                                                                                 -----------      -----------
                                                                                 $ 1,517,132      $ 1,385,428
                                                                                 ===========      ===========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                    Three Months Ended                 Nine Months Ended
                                                               ------------------------------    ------------------------------
                                                               September 28,    September 29,    September 28,    September 29,
                                                                   2002             2001             2002             2001
                                                               -------------    -------------    -------------    -------------

Net sales ................................................     $   759,073      $   659,774      $ 2,077,598      $ 1,859,954
Cost of sales ............................................         542,601          480,918        1,490,340        1,354,849
                                                               -----------      -----------      -----------      -----------
     Gross profit ........................................         216,472          178,856          587,258          505,105
Operating expenses:
     Selling, general and administrative .................         152,187          136,981          440,786          400,375
                                                               -----------      -----------      -----------      -----------
          Operating income ...............................          64,285           41,875          146,472          104,730
Other income (expense):
     Interest income .....................................           2,536            2,266            7,456            6,684
     Interest expense ....................................          (4,787)          (3,843)         (13,982)         (14,107)
     Other - net .........................................             877               87            1,017              384
                                                               -----------      -----------      -----------      -----------
          Income before taxes on income, minority interest
               and equity in earnings of affiliates ......          62,911           40,385          140,963           97,691
Taxes on income ..........................................          23,468           14,942           52,528           36,146
Minority interest in net income of subsidiaries ..........             337              322            1,838            1,647
Equity in earnings of affiliates .........................             122               74              427              339
                                                               -----------      -----------      -----------      -----------
Net income ...............................................     $    39,228      $    25,195      $    87,024      $    60,237
                                                               ===========      ===========      ===========      ===========

Comprehensive income:
  Net income .............................................     $    39,228      $    25,195      $    87,024      $    60,237
     Foreign currency translation adjustments ............          (2,150)           5,111           11,232           (2,127)
     Other ...............................................            (644)            (159)            (587)            (250)
                                                               -----------      -----------      -----------      -----------
Comprehensive income .....................................     $    36,434      $    30,147      $    97,669      $    57,860
                                                               ===========      ===========      ===========      ===========

Net income per common share:
     Basic ...............................................     $      0.90      $      0.59      $      2.01      $      1.42
                                                               ===========      ===========      ===========      ===========
     Diluted .............................................     $      0.87      $      0.58      $      1.94      $      1.39
                                                               ===========      ===========      ===========      ===========
Weighted average common shares outstanding:
     Basic ...............................................          43,808           42,488           43,329           42,276
                                                               ===========      ===========      ===========      ===========
     Diluted .............................................          45,000           43,517           44,779           43,188
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


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                            Nine Months Ended
                                                                                      -----------------------------
                                                                                      September 28,    September 29,
                                                                                          2002             2001
                                                                                      ------------     ------------

Cash flows from operating activities:
     Net income .................................................................     $    87,024      $    60,237
     Adjustments to reconcile net income to net cash provided
         by operating activities:
               Depreciation and amortization ....................................          20,086           26,249
               Provision for losses and allowances on accounts receivable .......           1,159            4,921
               Stock issued to ESOP trust .......................................           1,340            2,224
               Benefit for deferred income taxes ................................          (2,147)          (3,943)
               Undistributed earnings of affiliates .............................            (427)            (339)
               Minority interest in net income of subsidiaries ..................           1,838            1,647
               Other ............................................................             (31)           5,465
     Changes in operating assets and liabilities (net of purchase acquisitions):
         Increase in accounts receivable ........................................         (49,003)         (47,442)
         (Increase) decrease in inventories .....................................         (18,136)          24,723
         (Increase) decrease in other current assets ............................          (8,662)          14,701
         Increase (decrease) in accounts payable and accruals ...................          32,609           (9,320)
                                                                                      -----------      -----------
Net cash provided by operating activities .......................................          65,650           79,123
                                                                                      -----------      -----------

Cash flows from investing activities:
     Capital expenditures .......................................................         (36,260)         (30,010)
     Business acquisitions, net of cash acquired ................................         (34,887)            (336)
     Purchase of marketable securities with maturities of
         more than three months .................................................         (50,293)               -
     Other ......................................................................          (3,047)          (2,587)
                                                                                      -----------      -----------
Net cash used in investing activities ...........................................        (124,487)         (32,933)
                                                                                      -----------      -----------

Cash flows from financing activities:
     Proceeds from issuance of long-term debt ...................................               -           10,166
     Principal payments on long-term debt .......................................         (14,388)         (11,972)
     Proceeds from issuance of stock upon exercise of stock
         options by employees ...................................................          32,753           12,374
     Proceeds from borrowings from banks ........................................           2,659            6,193
     Payments on borrowings from banks ..........................................            (916)         (12,017)
     Other ......................................................................          (2,757)            (396)
                                                                                      -----------      -----------
Net cash provided by financing activities .......................................          17,351            4,348
                                                                                      -----------      -----------
Net (decrease) increase in cash and cash equivalents ............................         (41,486)          50,538
Effect of foreign exchange rate changes on cash .................................          (2,582)          (1,046)
Cash and cash equivalents, beginning of period ..................................         193,367           58,362
                                                                                      -----------      -----------
Cash and cash equivalents, end of period ........................................     $   149,299      $   107,854
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

    The results of operations and cash flows for the nine months ended September 28, 2002 are not necessarily indicative of the results to be expected for the fiscal year ending December 28, 2002 or any other period. Certain amounts from prior periods have been reclassified to conform to the current period's presentation.

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

Note 2.  Goodwill and Intangible Assets--(Continued)

      Other intangible assets as of September 28, 2002 and December 29, 2001 are as follows:
                                September 28, 2002        December 29, 2001
                              ----------------------   ----------------------
                                         Accumulated              Accumulated
                               Cost     Amortization    Cost     Amortization
                              -------   ------------   -------   ------------
Other intangible assets:
   Non-compete agreements ..  $11,713     $(3,593)     $10,426     $(2,850)
   Other ...................    1,366        (567)         945        (498)
                              -------     -------      -------     -------
Total ......................  $13,079     $(4,160)     $11,371     $(3,348)
                              =======     =======      =======     =======

     Amortization of other intangible assets for the nine months ended September 28, 2002 and September 29, 2001 was approximately $806 and $597, respectively. The annual amortization expense expected for the years 2002 through 2006 is $1,138, $1,012, $926, $613, and $342, respectively.

     The changes in the carrying amount of goodwill for the nine months ended September 28, 2002 are as follows:

                                                Healthcare
                                               Distribution   Technology      Total
                                               ------------   ----------   ----------
Balance as of December 29, 2001 ...............  $ 279,666     $    315     $ 279,981
  Adjustments to goodwill:
    Acquisition costs incurred during the nine
      months ended September 28, 2002 .........      7,768           20         7,788
    Foreign currency translation ..............      6,912            -         6,912
    Other .....................................       (242)           -          (242)
                                                 ---------     --------     ---------
Balance as of September 28, 2002 ..............  $ 294,104     $    335     $ 294,439
                                                 =========     ========     =========

     The acquisition costs incurred during the nine months ended September 28, 2002 related to contingent earnout payments relating to acquisitions in prior years, increased ownership interest in a consolidated subsidiary, and the acquisition of a dental consumable supply business. The acquisition of the dental consumable supply business was not considered material.

     With the adoption of FAS 142, the Company ceased amortization of goodwill as of December 30, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                       Three Months Ended               Nine Months Ended
                                                 -----------------------------   -----------------------------
                                                 September 28,   September 29,   September 28,   September 29,
                                                     2002             2001            2002           2001
                                                 -------------   -------------   -------------   -------------
Net income .................................     $      39,228   $      25,195   $      87,024   $      60,237
Add back goodwill amortization, net of
      tax provision ........................                 -           1,824               -           5,472
                                                 -------------   -------------   -------------   -------------
Adjusted net income ........................     $      39,228   $      27,019   $      87,024   $      65,709
                                                 =============   =============   =============   =============

Diluted net income per share:
   Net income ..............................     $        0.87   $        0.58   $        1.94   $        1.39
   Add back goodwill amortization, net of
      tax provision ........................                 -            0.04               -            0.13
                                                 -------------   -------------   -------------   -------------
Adjusted diluted net income per share ......     $        0.87   $        0.62   $        1.94   $        1.52
                                                 =============   =============   =============   =============


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands, except employee and per share data)
                                   (unaudited)

Note 3.  Business Acquisitions

     In connection with prior years' acquisitions, the Company incurred certain merger and integration costs. The following table shows amounts paid against the merger and integration accrual during the nine months ended September 28, 2002:

                                         Balance at                Balance at
                                        December 29,              September 28,
                                            2001       Payments       2002
                                        ------------   --------   -------------
  Severance and other direct costs ..     $   365      $  (161)     $   204
  Direct transaction and other
    integration costs ...............       2,183         (521)       1,662
                                          -------      -------      -------
                                          $ 2,548      $  (682)     $ 1,866
                                          =======      =======      =======

     For the nine months ended September 28, 2002, one employee received severance and was still owed severance at September 28, 2002.

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

     The following table shows amounts paid against the restructuring accrual during the nine months ended September 28, 2002:

                                    Balance at                Balance at
                                   December 29,              September 28,
                                       2001       Payments       2002
                                   ------------   --------   -------------
    Severance costs (1) ........     $   633      $  (392)     $   241
    Facility closing costs (2)..       2,645         (484)       2,161
    Other ......................          41           (1)          40
                                     -------      -------      -------
                                     $ 3,319      $  (877)     $ 2,442
                                     =======      =======      =======
----------
(1) Represents salaries and related benefits for employees separated from the Company.
(2) Represents costs associated with the closing of certain equipment branches (primarily lease termination costs).

     For the nine months ended September 28, 2002, six employees received severance and one was owed severance at September 28, 2002.

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

     The Company's reportable segments are strategic business units that offer different products and services, albeit to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:

                                                Three Months Ended                Nine Months Ended
                                          -----------------------------    ------------------------------
                                         September 28,    September 29,    September 28,    September 29,
                                             2002            2001 (1)          2002            2001 (1)
                                         -------------    -------------    -------------    -------------
Net Sales:
  Healthcare distribution (2):
    Dental (3) .......................    $  300,714       $  279,577       $  902,282       $  828,909
    Medical (4) ......................       337,529          273,434          811,634          697,869
    International (5) ................       103,386           92,811          316,003          291,284
                                          ----------       ----------       ----------       ----------
      Total healthcare distribution ..       741,629          645,822        2,029,919        1,818,062
  Technology (6) .....................        17,444           13,952           47,679           41,892
                                          ----------       ----------       ----------       ----------
                                          $  759,073       $  659,774       $2,077,598       $1,859,954
                                          ==========       ==========       ==========       ==========

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
               (In thousands, except employee and per share data)
                                   (unaudited)

Note 5.  Segment Data -- (Continued)

                                     Three Months Ended               Nine Months Ended
                                -----------------------------   -----------------------------
                                September 28,   September 29,   September 28,   September 29,
                                    2002           2001 (1)         2002           2001 (1)
                                -------------   -------------   -------------   -------------
Operating income:
  Healthcare distribution.....    $ 57,487        $ 36,796       $   127,580       $ 88,875
  Technology .................       6,798           5,079            18,892         15,855
                                  --------        --------       -----------       --------
Total ........................    $ 64,285        $ 41,875       $   146,472       $104,730
                                  ========        ========       ===========       ========
                                                                September 28,   September 29,
                                                                    2002          2001 (1)
                                                                -------------   -------------
Total assets:
  Healthcare distribution ...................................    $ 1,486,899     $ 1,247,023
  Technology ................................................        114,044          97,363
                                                                 -----------    ------------
    Total assets for reportable segments ....................      1,600,943       1,344,386
    Receivables due from healthcare distribution segment ....        (82,038)        (58,478)
    Receivables due from technology segment .................         (1,773)         (4,472)
                                                                 -----------    ------------
Consolidated total assets ...................................    $ 1,517,132     $ 1,281,436
                                                                 ===========    ============

----------

(1)  Reclassified to conform to current period presentation.

Note 6.  Earnings per Share

     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

                                                 Three Months Ended               Nine Months Ended
                                            -----------------------------   -----------------------------
                                            September 28,   September 29,   September 28,   September 29,
                                                2002            2001            2002            2001
                                            -------------   -------------   -------------   -------------
Basic ....................................     43,808          42,488          43,329          42,276
Effect of assumed conversion of employee
     stock options .......................      1,192           1,029           1,450             912
                                               ------          ------          ------          ------
Diluted ..................................     45,000          43,517          44,779          43,188
                                               ======          ======          ======          ======

     Weighted average options to purchase approximately 17 and 1,142 shares of common stock at prices ranging from $48.25 to $50.39 and $35.38 to $46.00 per share, which were outstanding during the three months ended September 28, 2002 and September 29, 2001, respectively, were excluded from the computation of diluted earnings per share. Weighted average options to purchase approximately 23 and 1,528 shares of common stock at prices ranging from $46.00 to $50.39 and $35.13 to $46.00 per share, which were outstanding during the nine months ended September 28, 2002 and September 29, 2001, respectively, were excluded from the computation of diluted earnings per share. In each of the respective periods, the options' exercise prices exceeded the fair market value of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 29, 2001

     Net sales increased $99.3 million, or 15.1%, to $759.1 million for the three months ended September 28, 2002 from $659.8 million for the three months ended September 29, 2001. Of the $99.3 million increase, approximately $95.8 million, or 96.5%, represented a 14.8% increase in the Company's healthcare distribution business. As part of this increase approximately $64.1 million represented a 23.4% increase in the Company's medical business, $21.1 million represented a 7.6% increase in its dental business, and $10.6 million represented an 11.4% increase in its international business. In the medical market, approximately $43.7 million of the increase in net sales was due to earlier availability and shipments of influenza vaccine, with the balance primarily due to increased sales to core physicians' office and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. Net sales of dental consumable merchandise increased by 5.5%, while net sales of dental equipment increased by 16.9%. In the international market, the increase in net sales was primarily due to favorable exchange rates to the U.S. dollar, increased penetration in France, the United Kingdom, Australia, and Spain, and an acquisition. Had net sales for the international market been translated at the same rates as 2001, international net sales would have increased by 2.1%. The remaining increase in third quarter 2002 net sales was due to the technology business, which increased $3.5 million, or 25.0%, to $17.4 million for the three months ended September 28, 2002, from $13.9 million for the three months ended September 29, 2001. The increase in the technology business net sales was primarily due to increased sales of practice management software products, electronic services and other value-added services. As part of a new marketing initiative, MarketOne, certain technology and equipment products were sold directly to end-user customers beginning with the third quarter of 2002, rather than through resellers, which resulted in a higher growth rate for the technology business. Without this change, the technology business net sales would have increased by 19.6%.

     Gross profit increased by $37.6 million, or 21.0%, to $216.5 million for the three months ended September 28, 2002 from $178.9 million for the three months ended September 29, 2001. Gross profit margin increased 1.4% to 28.5% from 27.1% for the same period last year. Healthcare distribution gross profit increased $34.2 million, or 20.3%, to $202.9 million for the three months ended September 28, 2002 from $168.7 million for the three months ended September 29, 2001, primarily due to sales volume. Healthcare distribution gross profit margin increased by 1.3% to 27.4% for the three months ended September 28, 2002 from 26.1% for the three months ended September 29, 2001, primarily due to changes in sales mix and purchasing efficiencies. Technology gross profit increased by $3.4 million or 33.3% to $13.6 million for the three months ended September 28, 2002 from $10.2 million for the three months ended September 29, 2001 primarily due to sales volume. Technology gross profit margins increased by 4.8%, of which 1.0% was attributable to the MarketOne initiative referred to above, to 78.2% for three months ended September 28, 2002 from 73.4% for the three months ended September 29, 2001, primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $15.2 million, or 11.1%, to $152.2 million for the three months ended September 28, 2002 from $137.0 million for the three months ended September 29, 2001. Selling and shipping expenses increased by $9.7 million, or 11.6%, to $93.6 million for the three months ended September 28, 2002 from $83.9 million for the three months ended September 29, 2001, primarily due to increased sales volume and leveraging of the Company's expense infrastructure. As a percentage of net sales, selling and shipping expenses decreased by 0.4% to 12.3% for the three months ended September

28, 2002 from 12.7% for the three months ended September 29, 2001. General and administrative expenses increased $5.5 million, or 10.4%, to $58.6 million for the three months ended September 28, 2002 from $53.1 million for the three months ended September 29, 2001, primarily due to increased sales volume. As a percentage of net sales, general and administrative expenses decreased by 0.3% to 7.7% for the three months ended September 28, 2002 from 8.0% for the three months ended September 29, 2001, primarily due to the elimination of goodwill amortization expense in accordance with FAS 142.

     Other income (expense) - net decreased by $0.1 million, to $(1.4) million for the three months ended September 28, 2002, compared to $(1.5) million for the three months ended September 29, 2001, due primarily to the favorable settlement of a disputed real estate transaction and higher interest income, offset by higher interest expense and foreign currency losses.

     Equity in earnings of affiliates was substantially unchanged from the prior period.

     For the three months ended September 28, 2002, the Company's effective tax rate was 37.3%. For the three months ended September 29, 2001, the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rates and the Federal statutory rate relates primarily to state income taxes.

NINE MONTHS ENDED SEPTEMBER 28, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 29, 2001

     Net sales increased $217.6 million, or 11.7%, to $2,077.6 million for the nine months ended September 28, 2002 from $1,860.0 million for the nine months ended September 29, 2001. Of the $217.6 million increase, approximately $211.8 million, or 97.3%, represented an 11.6% increase in the Company's healthcare distribution business. As part of this increase approximately $113.7 million represented a 16.3% increase in the Company's medical business, $73.4 million represented an 8.9% increase in its dental business, and $24.7 million represented an 8.5% increase in its international business. In the medical market, approximately $43.7 million of the increase in net sales was due to earlier availability and shipments of influenza vaccine, with the balance primarily due to increased sales to core physicians' office and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. Net sales of dental consumable merchandise increased by 7.8%, while net sales of dental equipment increased by 13.7%. In the international market, the increase in net sales was primarily due to penetration in the United Kingdom, France, Germany, and Australia, favorable exchange rates to the U.S. dollar, and an acquisition. Had net sales for the international market been translated at the same rates as 2001, international net sales would have increased by 5.3%. The remaining increase in 2002 net sales was due to the technology business, which increased $5.8 million, or 13.8%, to $47.7 million for the nine months ended September 28, 2002, from $41.9 million for the nine months ended September 29, 2001. The increase in the technology business net sales was primarily due to increased sales of practice management software products, electronic services and other value-added services. As part of a new marketing initiative, MarketOne, certain technology and equipment products were sold directly to end-user customers beginning with the third quarter of 2002, rather than through resellers, which resulted in a higher growth rate for the technology business. Without this change, the technology business net sales would have increased by 12.0%.

     Gross profit increased by $82.2 million, or 16.3%, to $587.3 million for the nine months ended September 28, 2002 from $505.1 million for the nine months ended September 29, 2001. Gross profit margin increased 1.1% to 28.3% from 27.2% for the same period last year. Healthcare distribution gross profit increased $76.4 million, or 16.1%, to $550.9 million for the nine months ended September

28, 2002 from $474.5 million for the nine months ended September 29, 2001, primarily due to sales volume. Healthcare distribution gross profit margin increased by 1.0% to 27.1% for the nine months ended September 28, 2002 from 26.1% for the nine months ended September 29, 2001, primarily due to changes in sales mix and purchasing efficiencies. Technology gross profit increased by $5.8 million or 19.0% to $36.4 million for the nine months ended September 28, 2002 from $30.6 million for the nine months ended September 29, 2001 primarily due to sales volume. Technology gross profit margins increased by 3.3%, of which 0.3% was attributable to the MarketOne initiative referred to above, to 76.3% for the nine months ended September 28, 2002 from 73.0% for the nine months ended September 29, 2001, primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $40.4 million, or 10.1%, to $440.8 million for the nine months ended September 28, 2002 from $400.4 million for the nine months ended September 29, 2001. Selling and shipping expenses increased by $29.1 million, or 12.0%, to $272.3 million for the nine months ended September 28, 2002 from $243.2 million for the nine months ended September 29, 2001, primarily due to increased sales volume. As a percentage of net sales, selling and shipping expenses remained constant at 13.1% for the nine months ended September 28, 2002 compared to the nine months ended September 29, 2001. General and administrative expenses increased $11.3 million, or 7.2%, to $168.5 million for the nine months ended September 28, 2002 from $157.2 million for the nine months ended September 29, 2001, primarily due to increased sales volume and leveraging of the Company's expense infrastructure. As a percentage of net sales, general and administrative expenses decreased 0.4% to 8.1% for the nine months ended September 28, 2002 from 8.5% for the nine months ended September 29, 2001, primarily due to the elimination of goodwill amortization expense in accordance with FAS 142.

     Other income (expense) - net decreased by $1.5 million, to $(5.5) million for the nine months ended September 28, 2002, compared to $(7.0) million for the nine months ended September 29, 2001, due primarily to the favorable settlement of a disputed real estate transaction and higher interest income.

     Equity in earnings of affiliates increased $0.1 million to $0.4 million for the nine months ended September 28, 2002 from $0.3 million in the comparable prior year period.

     For the nine months ended September 28, 2002, the Company's effective tax rate was 37.3%. For the nine months ended September 29, 2001, the Company's effective tax rate was 37.0%. The difference between the Company's effective tax rates and the Federal statutory rate relates primarily to state income taxes.

SEASONALITY

     The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software and equipment, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of purchases and/or sales, special promotional campaigns, seasonal products, fluctuations in exchange rates associated with international operations and adverse weather conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements have been to fund (a) working capital needs resulting from increased sales, and special inventory forward buy-in opportunities, (b) capital expenditures, and (c) acquisitions. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, the Company's working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. The Company has financed its business primarily through operations, its revolving credit facilities, private placement loans and stock issuances.

     Net cash provided by operating activities for the nine months ended September 28, 2002 of $65.7 million resulted primarily from net income of $87.0 million and non-cash charges of approximately $21.9 million, offset by a net increase in working capital of approximately $43.2 million. The increase in net working capital was primarily due to an increase in accounts receivable of $49.0 million, an $18.1 million increase in inventory, and an $8.7 million increase in other current assets, partially offset by an increase in accounts payable and accruals of $32.6 million. The Company's annualized accounts receivable days sales outstanding ratio improved to 49.4 days for the nine months ended September 28, 2002 from 55.7 days for the nine months ended September 29, 2001. The Company's annualized inventory turns were 6.6 turns for the nine months ended September 28, 2002 compared to 6.8 turns for the nine months ended September 29, 2001. The Company anticipates future increases in working capital requirements as a result of its continued sales growth and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the nine months ended September 28, 2002 of $124.5 million resulted primarily from cash used for the purchases of United States government and agency bonds rated AAA by Moody's (or an equivalent rating) and commercial paper rated P-1 by Moody's (or an equivalent rating) with maturities of more than three months of $50.3 million, capital expenditures of $36.3 million, of which approximately $11.6 million was for the purchase of a building used for the Company's corporate headquarters, and business acquisition related payments of $34.9 million, of which $27.4 million represented contingent earnout payments associated with acquisitions made in prior years. The Company expects that it will invest more than $50.0 million during the year ending December 28, 2002 in capital projects to modernize and expand facilities, on computer infrastructure systems and to integrate operations.

     Net  cash  provided  by  financing  activities  for the nine  months  ended

September 28, 2002 of $17.4 million resulted primarily from proceeds from the issuance of stock upon exercise of stock options of $32.8 million, offset primarily by debt repayments of $15.3 million.

     Certain holders of minority interests in acquired entities or ventures have the right at certain times to require the Company to acquire their interest at either fair market value or a formula price based on earnings of the entity.

     The Company's cash and cash equivalents as of September 28, 2002 of $149.3 million consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     On May 2, 2002, the Company renewed and increased its revolving credit facility to $200.0 million from $150.0 million. The new facility is a four year committed line. As of September 28, 2002, none of the credit facility was utilized.

     The Company also has one uncommitted bank line of $15.0 million, none of which had been borrowed at September 28, 2002. Certain of the Company's subsidiaries have revolving credit facilities that total approximately $42.4 million at September 28, 2002, under which $6.1 million had been borrowed.

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

     The Company believes that its cash and cash equivalents of $149.3 million and its investment in short-term marketable securities of $35.3 million as of September 28, 2002, its ability to access public and private debt and equity markets, and the availability of funds under its existing credit agreements will provide it with sufficient liquidity to meet its currently foreseeable short-term and long-term capital needs.

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

ITEM 4.  CONTROLS AND PROCEDURES

Controls and Procedures

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this quarterly report on Form 10-Q (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities, particularly during the period in which this quarterly report on Form 10-Q was being prepared.

     (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     The Company's business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time the Company is named as a defendant in cases as a result of its distribution of pharmaceutical and other healthcare products. As of September 28, 2002, the Company was named a defendant in approximately 68 product liability cases. Of these claims, 49 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant. The Company is also a named defendant in nine lawsuits involving the sale of phentermine and fenfluramin. Plaintiffs in the cases allege injuries from the combined use of the drugs known as "Phen/fen." The Company expects to obtain indemnification from the manufacturers of these products, although this is dependent upon, among other things, the financial viability of the manufacturer and their insurers.

     On January 27, 1998, in District Court in Travis County, Texas, the Company and one of its subsidiaries were named as defendants in a matter entitled "Shelly E. Stromboe and Jeanne Taylor, on Behalf of Themselves and all others Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc., Case No. 98-00886. The Petition alleges, among other things, negligence, breach of contract, fraud, and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the trial court, on motion, certified both a Windows(R) sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that 5,000 Windows(R) customers and 10,000 DOS customers were covered by the class action that was certified by the trial court. In November of 1999, the Company filed an interlocutory appeal of the trial court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the trial court's certification order. On January 5, 2001, the Company filed a Petition for Review in the Texas Supreme Court asking the Court to find that it had "conflicts jurisdiction" to permit review of the trial court's certification order. The Texas Supreme Court heard oral argument on February 6, 2002. On October 31, 2002, the Texas Supreme Court issued an opinion in the case holding that it had conflicts jurisdiction to review the decision of the Court of Appeals and finding that the trial court's certification of the case as a class action was improper. The Supreme Court further held that the judgment of the court of appeals which affirmed the class certification order must be reversed in its entirety. Upon reversal of the class certification order, the Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion. Because this matter has not yet come before the trial court for consideration consistent with the Texas Supreme Court's opinion reversing the trial court's certification order, it is not possible to determine what the trial court will do if the plaintiffs file another motion for class certification. Further, because of the decertification of the class by the Texas Supreme Court, because it is not possible to determine whether the trial court will certify a different class upon motion, if any, and other factors, it is not possible to determine the possible range of damages or other relief sought by the plaintiffs in the trial court.

     In February 2002, the Company was served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled West Morris Pediatrics, P.A. vs. Henry Schein, Inc., doing business as Caligor, no. MRSL-421-02. The complaint by West Morris Pediatrics purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiff seeks to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion, and promissory estoppel relating to sales of a vaccine product in the year 2001. The Company filed an answer in October 2002. Because damages have not been specified by the plaintiffs, it is not possible to determine the range of damages or other relief sought by the plaintiffs. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits.

     99.2 Certificate of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K.

     On August 13, 2002, the Company filed an 8-K under Item 9 announcing that its Chief Executive Officer, Stanley M. Bergman, and principal financial officer, Steven Paladino, submitted their statements under oath in response to the order of the Securities and Exchange Commission pursuant to Section 21 (a) (1) of the Securities Exchange Act of 1934 (SEC File No. 4-460).



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


Dated:  November 12, 2002

                                 CERTIFICATIONS

I, Stanley M. Bergman, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Henry Schein, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   November 12, 2002
                           /s/ Stanley M. Bergman
                           -------------------------------------------
                           Stanley M. Bergman
                           Chairman, Chief Executive Officer and
                           President

                                 CERTIFICATIONS

I, Steven Paladino, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Henry Schein, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Dated:   November 12, 2002
                           /s/ Steven Paladino
                           -------------------------------------------
                           Steven Paladino
                           Executive Vice President and
                           Chief Financial Officer