Form 10-K
period 2002-12-28
SCHEIN HENRY INC
filed 2003-03-24
CIK 1000228

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934.

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the fiscal year ended December 28, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES: /X/  NO: / /
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
YES: /X/  NO: / /
     The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on June 28, 2002 was approximately $1,947,918,570.
     As of June 28, 2002 there were 43,773,451 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 28, 2002) are incorporated by reference in Part III hereof.

                                TABLE OF CONTENTS
                                -----------------

                                                                                         PAGE
                                                                                        NUMBER
                                                                                       --------
PART I
  ITEM 1.   Business....................................................................   1
  ITEM 2.   Properties..................................................................  13
  ITEM 3.   Legal Proceedings...........................................................  13
  ITEM 4.   Submission of Matters to a Vote of Security Holders.........................  15

PART II
  ITEM 5.   Market for Registrant's Common Equity and Related Stockholder Matters.......  16
  ITEM 6.   Selected Financial Data.....................................................  17
  ITEM 7.   Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................................  19
  ITEM 7A.  Market Risks................................................................  28
  ITEM 8.   Financial Statements and Supplementary Data.................................  31
  ITEM 9.   Changes In and Disagreements With Accountants on Accounting
              and Financial Disclosure..................................................  62

PART III
  ITEM 10.  Directors and Executive Officers of the Registrant..........................  62
  ITEM 11.  Executive Compensation......................................................  62
  ITEM 12.  Security Ownership of Certain Beneficial Owners and Management..............  62
  ITEM 13.  Certain Relationships and Related Transactions..............................  62
  ITEM 14.  Controls and Procedures.....................................................  62

PART IV
  ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K............  63
            Exhibit Index...............................................................  69

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Henry Schein is the largest distributor of healthcare products and services to office-based healthcare practitioners in the combined North American and European markets. We serve more than 400,000 customers worldwide, including dental practices and laboratories, physician practices, and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our 70 years of experience in distributing healthcare products. We are headquartered in Melville, New York, employ more than 6,900 people, and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, Ireland, Portugal, Australia and New Zealand. We conduct our business through two segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution segment consists of our dental, medical (including veterinary), and international groups. The international group is comprised of our healthcare distribution business units located primarily in Europe and offers products and services to dental and medical (including veterinary) customers in their respective geographic regions. The technology segment consists primarily of our practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the United States and Canada.

HEALTHCARE DISTRIBUTION SEGMENT

          - Our dental group serves over 75% of the estimated 120,000 office-based dental practices in the United States and approximately 33% of the estimated 15,000 Canadian dental practices. Based upon an estimated $4.2 billion combined U.S. and Canadian dental market, our share of this market was approximately 29% in 2002.

          - Our medical group serves over 40% of the estimated 230,000 office-based physician practices in the United States, as well as surgical centers and other alternate care settings. We also serve over 70% of the estimated 24,000 veterinarian clinics in the United States. Based upon an estimated $6.7 billion combined market, our share of this market was approximately 14% in 2002.

          - Our international group serves approximately 170,000 practices in 14 countries outside of North America and is a leading Pan-European healthcare supplier serving office-based dental, medical, and veterinary practices. Based upon an estimated $3.2 billion Western European dental market and the combined estimated $2.2 billion Western European medical and veterinary markets, our share of these markets in 2002 was approximately 9% and 4%, respectively.


TECHNOLOGY SEGMENT

          - Our technology group provides software, technology, and other value-added services to healthcare providers, primarily in North America. Our value-added practice solutions include practice management software systems for dental practices and for veterinary clinics. More than 48,000 of our software systems have been installed through 2002. The technology group offerings also include financial services and continuing education services.

     For further information on our operating segments and operations by geographic area, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7 and Note 13 to our Consolidated Financial Statements.

     Through our comprehensive catalogs and other direct sales and marketing programs, we offer our customers a broad product selection of branded and private brand products at competitive prices. We support our direct marketing effort with almost 800 telesales representatives who facilitate order processing and generate sales through direct and frequent contact with customers, and more than 1,350 field sales consultants, including equipment sales specialists. In addition, we continue to expand our management information systems using database segmentation techniques to more effectively market our products and services.

     We have established strategically located distribution centers to enable us to better serve our customers and increase our operating efficiency. This infrastructure, together with broad product and service offerings at competitive pricing, and a shared commitment of over 6,900 "Team Schein Members" to deliver what we believe is a strong commitment to customer service, enable us to be a single source of supply for our customers' needs, as well as to provide convenient ordering and rapid, accurate and complete order fulfillment.

INDUSTRY OVERVIEW

     The office-based healthcare practitioner industry, in the geographic markets in which we operate, is highly fragmented and diverse. Encompassing the dental, medical, and veterinary markets, this industry accounted for revenues of approximately $16.3 billion in 2002. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations comprised of a few to a large number of practitioners who have combined or otherwise associated their practices. Due in part to the inability of office-based practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has traditionally been characterized by frequent, small quantity orders, and a need for rapid, reliable, and substantially complete order fulfillment. The purchasing decision within an office-based healthcare practice is typically made by the practitioner or by an administrative assistant, and supplies and small equipment are generally purchased from more than one distributor with one generally serving as the primary supplier.

     We believe that consolidation within the supply industry serving office-based healthcare practitioners will result in a number of distributors, particularly companies with limited financial and marketing resources, seeking to combine with larger companies that can provide opportunities for growth. This consolidation may also result in distributors seeking to acquire companies that can enhance their current product offerings and expand the services they can offer or provide opportunities to serve a broader customer base.

     In recent years, the healthcare industry has increasingly focused on cost containment. This trend has benefited distributors capable of providing a broad array of products and services at low prices. This trend has also accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups which, in addition to their emphasis on obtaining products at low prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment has the potential to favorably impact demand for practice management systems and software that can enhance the efficiency and facilitate the management of the practice.

SALES AND MARKETING STRATEGIES

CUSTOMERS

     Through our healthcare distribution and technology businesses, we serve over 400,000 customers worldwide in the dental and medical markets. No single customer accounted for more than 1.3% of our net sales in 2002. Our dental customers include office-based dental practices, dental laboratories, universities, institutions, government agencies and large group accounts; medical customers include office-based physician practices, podiatrists, surgery centers, institutions, hospitals, government agencies, and office-based veterinarians serving primarily small companion animals.

     We believe that our healthcare distribution customers generally order from two or more suppliers for their healthcare product needs, and often use one supplier as their primary resource. We also believe that our customers generally place larger orders and order more frequently from their primary suppliers. We estimate that in 2002 we served as primary supplier to less than 15% of our total customer base and believe we have an opportunity to increase sales by increasing our level of business with those customers for which we serve as a secondary supplier.

     Over the past several years, we have expanded our customer base to include larger purchasing organizations, including dental laboratories, institutions, government agencies, hospitals and surgery centers. More recently, as cost containment pressures have resulted in increased demand for low-cost products and value-added services, we have targeted specific groups of practices under common ownership, institutions, and professional groups. For example, we have an exclusive direct marketing agreement with an American Medical Association ("AMA") sponsored service pursuant to which member practitioners have access to the service's lower prices for products. In 2002, the AMA sponsored service accounted for net sales of approximately $31.5 million. These organizations, government institutions and agencies, hospitals and other large or collective purchasers, require low-cost pricing and detailed product and usage information and reporting. We believe that we are well situated to meet the needs of these customers, given our broad offerings of low-cost products and our management information systems capabilities.

SALES AND MARKETING

     Our 70 years of healthcare distribution experience has helped to build the Henry Schein(R) brand among our customers. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasizing our broad product lines, competitive prices and ease of order placement. The key elements of our program are:

     FIELD SALES CONSULTANTS

          We have over 1,350 field sales consultants, including equipment sales specialists, covering major North American and international markets. These field sales consultants concentrate on attracting new customers and increasing sales to existing customers. This strategy is designed to complement our direct marketing and telesales efforts and to enable us to better market, service, and support the sale of more sophisticated products and equipment. Once a field sales consultant has established a relationship with a customer, the consultant encourages the customer to use our automated ordering process or telesales representatives for the customer's day-to-day needs. This reduces the ordering requirements for the customer and increases the effectiveness of the field sales consultant. We have career development initiatives for our field sales consultants that are designed to supplement the consultants' skill set to provide value-added practice management services to our customers.

     DIRECT MARKETING

          During 2002, we distributed over 22 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to over 650,000 office-based healthcare practitioners. Our principal printed U.S. dental consumable catalog, which is issued annually, contains over 500 pages and includes approximately 26,000 SKUs. The number of catalogs and other direct marketing materials received by each customer depends upon their practice specialty, as well as their purchasing history. Our catalogs include detailed descriptions and specifications of both branded and private brand products and are utilized by healthcare practitioners as a reference source. By identifying our customers' purchasing patterns, area of specialty, past product selections and other criteria, we are able to identify customers who may respond better to specific promotions or products. To facilitate our direct marketing activities, we maintain an in-house advertising department that we believe streamlines the production process, provides greater flexibility and creativity in catalog production, and results in cost savings.

     TELESALES

          We support our direct marketing effort with almost 800 inbound and outbound telesales representatives who facilitate order processing and generate new sales through direct and frequent contact with customers. Inbound telesales representatives are responsible for assisting customers in purchasing decisions, as well as answering product pricing and availability questions. In addition to assisting customers, inbound telesales representatives also market complementary or promotional products. Our telesales representatives utilize on-line technology to enter customer orders and to access information about products, product availability, pricing, promotions, and customer preferences and history.

          We utilize outbound telesales activities to market our services to customer accounts that we identify as either being high volume or high frequency order accounts. Outbound telesales representatives strive to manage long-term relationships with these customers through frequent and/or regularly scheduled phone contact and personalized service.

          Our telesales representatives generally participate in training courses designed to familiarize them with our products, services and systems. In addition, telesales representatives attend periodic training sessions and special sales programs and receive incentives, including monthly commissions.

CUSTOMER SERVICE

     A principal element of our customer service approach is a customer order entry process that is convenient, easy and flexible. Customers typically place orders through one of our experienced telesales representatives. Customers may place orders 24 hours a day, 7 days a week ("24/7") by mail, fax, telephone, e-mail, and using our computerized order entry systems known as ArubA(R) Windows, ArubA(R) eZ, or ArubA(R) TouchTone (our 24/7 automated phone service) and the Internet at www.henryschein.com or www.sullivanschein.com. The information contained on our websites is not a part of this Form 10-K.

     We focus on providing rapid and accurate order fulfillment and high fill rates. We estimate that approximately 99% of all items ordered in the United States and Canada are shipped without back ordering, and that approximately 99% of all orders in the United States and Canada received before 5:00 p.m. are shipped on the same day the order is received. In addition, because we seek to service a customer's entire order from the distribution center nearest the customer's facility, approximately 99% of all orders are received within two days of placing the order. We frequently monitor our customer service through customer surveys, focus groups and daily statistical reports. We maintain a liberal return policy to help bolster customer satisfaction.

PRODUCTS

     The following table sets forth the principal categories of products offered by our healthcare distribution and technology segments and certain top selling types of products in each category with the percentage of consolidated net sales by year:

                                                                             2002        2001 (1)      2000 (1)
                                                                          ----------    ----------    ----------
HEALTHCARE DISTRIBUTION
   Dental:
     Consumable Dental Products & Small Equipment (2) ..................        40.4%         41.4%         44.5%
     Large Dental Equipment (3) ........................................        10.2%          9.8%          9.3%
     Dental Laboratory Products (4) ....................................         2.7%          3.0%          3.0%
                                                                          ----------    ----------    ----------
          Total Dental .................................................        53.3%         54.2%         56.8%
                                                                          ----------    ----------    ----------

   Medical:
     Medical Products (5) ..............................................        40.3%         39.8%         36.9%
     Veterinary Products (6) ...........................................         3.9%          3.8%          4.1%
                                                                          ----------    ----------    ----------
          Total Medical ................................................        44.2%         43.6%         41.0%
                                                                          ----------    ----------    ----------
   TOTAL HEALTHCARE DISTRIBUTION .......................................        97.5%         97.8%         97.8%
                                                                          ----------    ----------    ----------

TECHNOLOGY AND OTHER VALUE-ADDED PRODUCTS AND SERVICES
     Software and Related Products and Other Value-Added Products (7)...         2.5%          2.2%          2.2%
                                                                          ----------    ----------    ----------

                                                                               100.0%        100.0%        100.0%
                                                                          ==========    ==========    ==========

----------

     (1) Reclassified to conform to current period presentation.

     (2) Includes: x-ray products; infection control; handpieces; preventatives; impression materials; composites; and anesthetics

     (3) Includes: dental chairs; delivery units and lights; x-rays; equipment repair; and hi-tech equipment

     (4) Includes: teeth; composites; gypsum; acrylics; articulators; and abrasives

     (5) Includes: branded and generic pharmaceuticals; surgical products; diagnostic tests; infection control; x-ray products; and vitamins

     (6) Includes: branded and generic pharmaceuticals; surgical products; and dental products

     (7) Includes: software and related products and other value-added products, including financial products and continuing education

CONSUMABLE SUPPLIES AND EQUIPMENT

     We offer over 90,000 SKUs to our customers in North America, of which approximately 60,000 are offered to our dental customers, approximately 30,000 are offered to our medical customers and approximately 40,000 are offered to our veterinary customers. We offer approximately 70,000 SKUs to our customers in Europe. Approximately 7.5% of our net sales in 2002 were from sales of products offered under the Henry Schein private brand (i.e., products manufactured by various third parties for distribution by us under the Henry Schein(R) brand). We believe that the Henry Schein private brand line of over 7,400 SKUs offered in the United States and Canada is one of the most extensive in the industry. We update our product offerings regularly to meet our customers' changing needs.

     We offer a repair service, ProRepair(R), which provides rapid turnaround for handpieces and certain small equipment. We also provide in-office installation and repair services for large equipment in many North American and international markets. We had 110 equipment sales and service centers worldwide at the end of fiscal 2002.

TECHNOLOGY AND OTHER VALUE-ADDED PRODUCTS AND SERVICES

     We sell practice management software systems to our dental and veterinary customers. Through fiscal 2002, more than 42,000 of our Dentrix and Easy Dental(R) software systems and over 6,000 of our AVImark(R) veterinary software systems have been installed. Our practice management software products provide practitioners with patient treatment history, billing, accounts receivable analysis and management, an appointment calendar, electronic claims processing and word processing programs. We provide technical support and conversion services from other software. In addition, the Dentrix and Easy Dental(R) software systems allow customers to connect with our order entry management systems. The Dentrix system is one of the most comprehensive clinically based dental practice management software packages in the United States. We believe our software product offerings enhance our ability to provide our customers with a wide array of system solutions to help manage their practices. We have a new initiative called the Digital Dental Office or "DDO". The DDO uses a suite of technologically advanced products to deliver integrated imaging, clinical, and financial applications to the dentist's office.

     We offer our customers assistance in operating their practices by providing access to a number of financial services and products at rates that we believe are generally lower than what they would be able to secure independently. Our equipment leasing programs, which are administered by third-party providers, allow us to fulfill a wide variety of practitioner financing needs. We also provide financing and consulting services for all phases of the healthcare practice including start-up, expansion or acquisition, and debt consolidation. In 2002, we also added our Henry Schein(R) brand credit card to our product offerings. Our patient financing program provides our dental and veterinary customers a method of reducing receivables and improving cash flow by providing patients access to financing. We do not assume any financial recourse obligation of our customers or their patients in these programs.

     Through an arrangement with one of the nation's largest bank credit card processors, we offer electronic bankcard processing. We also offer electronic insurance claims submission services for faster processing of patient reimbursements, all through a third-party provider for a transaction fee. We also offer practice management consulting services in selected markets in the United States. None of these services, either individually or in the aggregate, represents a material source of revenue to us.

INFRASTRUCTURE STRATEGY

INFORMATION SYSTEMS

     Our information systems generally allow for centralized management of key functions, including accounts receivable, inventory, accounts payable, payroll, purchasing, sales and order fulfillment. A key attribute of our management information systems is the daily operating control reports that allow managers throughout our organization to share information and monitor daily progress relating to sales activity, gross profit, credit and returns, inventory levels, stock balancing, unshipped orders, order fulfillment and other operational statistics. We continually seek to enhance and upgrade our order processing information system. In the United States, we have recently introduced FieldCom, a new dental equipment service and repair technology tool that provides an immediate and paperless communication link between our service and repair technicians and us. Additionally, in the United States, we have installed an integrated information system for our large dental equipment sales and service functions. Such systems centralize the tracking of customers' equipment orders as well as spare parts inventories and repair services.

DISTRIBUTION

     We distribute our products in the United States primarily from our strategically located distribution centers in Eastern, Central, South Eastern, South Western and Western United States. Customers in

Canada are serviced from distribution centers located in Eastern and Western Canada. We maintain appropriate inventory levels in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock status management information systems. Once a customer's order is entered, it is electronically transmitted to the distribution center nearest the customer's location and a packing slip for the entire order is printed for order fulfillment. Our automated freight manifesting and laser bar code scanning facilitates the speed of the order fulfillment. We currently ship substantially all of our orders in the United States by United Parcel Service. In certain areas of the United States, we deliver our orders via contract carriers. Our international distribution centers include locations in the United Kingdom, France, the Netherlands, Germany, Spain, Australia, and New Zealand.

PURCHASING

     We believe that effective purchasing is a key element to maintaining and enhancing our position as a low-cost provider of healthcare products. We frequently evaluate our purchase requirements and suppliers' offerings and prices in order to obtain products at the best possible cost. We believe that our ability to make high volume purchases has enabled us to obtain favorable pricing and terms from our suppliers. We obtain the products for our North American distribution centers from about 2,300 suppliers of name brand products; in addition, we have established relationships with numerous local vendors to obtain products for our international distribution centers. In 2002, our top 10 healthcare distribution vendors and our single largest vendor accounted for approximately 31.9% and 6.6%, respectively, of our aggregate purchases.

GROWTH STRATEGIES

     We pursue growth in the following ways: first, we seek to increase sales to our existing customer base and enhance our position as a prime vendor. We estimate that we are the primary vendor to less than 15% of our customers. For example, in the U.S. dental market, total consumable sales per practitioner are estimated to be approximately $25,000, of which our average U.S. dental customer's sales are approximately $8,000 (or 32%) of those sales. In the U.S. medical market total sales per practitioner are estimated to be $12,000 of which our average U.S. medical customer's sales are approximately $4,000 (or 33%) of those sales. In the Western European dental market total sales per practitioner are estimated to be approximately $20,000, of which our average Western European dental customer's sales are approximately $3,000 (or 15%) of those sales.

     To increase market share, we seek to expand our dental equipment sales and services. This includes selling digital x-ray and intra-oral imaging to existing customers, as well as to providing innovative value-added services to help our customers run more efficient and profitable practices. These value-added services include practice management software systems, electronic claims and credit card processing (we processed approximately 23 million claims during 2002), practice and patient financing, equipment leasing, and continuing education.

     Our second growth strategy is to increase the total number of customers we serve. We estimate that 55-60% of U.S. medical practices and 45% of Western European dental practices are not customers of the Company. We believe that there is substantial opportunity in the Western European medical market as well. This strategy includes increasing the number and productivity of field sales consultants, as well as utilizing our customer database to focus our marketing efforts.

     Our third growth strategy is to increase cross-selling efforts of key product lines. In the dental business, we have significant cross-selling opportunities between our dental practice management software users and our over 90,000 dental distribution customers. In the medical business, we have opportunities to expand our vaccine, injectables, and other pharmaceuticals sales to medical distribution customers, as well as cross-selling core products with these key products. Like dental, the veterinary business provides opportunities for cross-selling between our veterinary practice management software users and our estimated 17,000 veterinary distribution clients.

     Finally, we continue to pursue strategic acquisitions. We believe that there has been consolidation among healthcare product distributors serving office-based healthcare practitioners and that this trend will continue to create opportunities for us to expand through acquisitions. In recent years, we have acquired a number of companies engaged in businesses that are complementary to us. Our acquisition strategy includes acquiring targets that will provide additional sales that will be channeled through our existing infrastructure, acquiring access to additional product lines, acquiring regional distributors with networks of field sales consultants and expanding internationally. We have completed 20 acquisitions in the past five years.

     As industry consolidation continues, we believe that we are positioned to capitalize on this trend as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently over 300 smaller distributors holding approximately 40% of the market. In the U.S. medical market, we estimate that over 500 smaller distributors hold approximately 60% of the market, and in the European dental market, we estimate that over 200 smaller competitors hold approximately 80% market share.

COMPETITION

     The distribution and manufacture of healthcare supplies and equipment is highly competitive. Many of the healthcare distribution products we sell are available to our customers from a number of suppliers. In addition, our competitors could obtain exclusive rights from manufacturers to market particular products. Manufacturers could also seek to sell directly to end-users, and thereby eliminate or reduce the role of distributors, like us.

     In the United States, we compete with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. In the sale of our dental products, our principal national competitor is Patterson Dental Company. In addition, we compete against a number of other distributors that operate on a national, regional and local level. Our principal competitors in the sale of medical products are PSS World Medical, Inc., the General Medical division of McKesson Corp., and the Allegiance division of Cardinal Health, Inc., which are national distributors. In the veterinary market, our two principal national competitors include The Butler Company and Burns Veterinary Supply, Inc. We also compete against a number of regional and local medical and veterinary distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to our practice management software, we compete against numerous other firms, including firms such as PracticeWorks, Inc., which primarily targets dental practices, and IDEXX Laboratories, Inc., which serves veterinary practices. We believe that we compete in Canada substantially on the same basis as in the United States.

     We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including Demedis Dental Deport GmbH, the GACD Group, the Pluradent AG & Co., and Bilricay, as well as a large number of dental product distributors and manufacturers in the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Ireland, Portugal and Spain.

     Significant price reductions by our competitors could result in a similar reduction in our prices as a consequence of our policy of matching our competitors' lowest advertised prices. Any of these competitive pressures may materially adversely affect operating results.

MARKETS SERVED

     Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services. Between 1995 and 2000, the 45-to-65 age group grew by 50%, and this group is expected to double by 2020. In the dental industry, there is predicted to be an attendant rise in oral healthcare expenditures as this segment of the population increases. Cosmetic dentistry is another growing aspect of dental practices as new technologies allow dentists to offer cosmetic solutions patients seek. At the same time, there is an increase in dental insurance coverage. Just over 56% of the U.S. population now has some form of dental coverage, up from 44% in 1994.

     We support dental professionals through the 60,000 SKUs we offer, as well as through important value-added services, including practice management software, electronic claims processing, financial services, and continuing education, all designed to help maximize a practitioner's efficiency and profitability.

     We believe our medical group is the fastest growing distributor among the major competitors in the physician and alternate care markets. There continues to be a migration of procedures from acute-care settings to physicians' offices, a trend that may provide additional opportunity for us. There also is the continuing use of vaccines, injectables, and other pharmaceuticals in alternate care settings. We have established a leading position as a vaccine supplier to the office-based medical practitioner.

     Our international group is a leading Pan-European healthcare supplier servicing office-based dental and medical practices. We are in the process of attempting to replicate our U.S. infrastructure in Europe. Additionally, we are expanding our dental full-service model throughout Europe, and expanding our medical offerings in countries where opportunities exist. Through "Schein Direct", we can provide door to door air package delivery to practitioners in 125 countries around the world.

GOVERNMENTAL REGULATIONS

     Our business is subject to requirements under various local, state, Federal and foreign governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices. Among the Federal laws applicable to us are the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, and the Controlled Substances Act.

     The Federal Food, Drug, and Cosmetic Act generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce. The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services and be licensed by each state in which they conduct business in accordance with federally established guidelines on storage, handling and record maintenance. Under the Controlled Substances Act, Henry Schein as a distributor of controlled substances, is required to obtain annually a registration from the Attorney General in accordance with specified rules and regulations and is subject to inspection by the Drug Enforcement Administration acting on behalf of the Attorney General. We are required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which we operate. In addition, our dentist and physician customers are subject to significant governmental regulation. There can be no assurance that regulations that impact our business or customers' practices will not have a material adverse impact on our business.

     We believe that we are in substantial compliance with all of the foregoing laws and the regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business.

PROPRIETARY RIGHTS

     We hold trademarks relating to the "Henry Schein" name and logo, as well as certain other trademarks. Pursuant to agreements executed in connection with a reorganization of the Company, both Henry Schein, Inc., and Schein Pharmaceutical, Inc. (which was acquired by Watson Pharmaceuticals, Inc. during
2000), a company engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the "Schein" name in connection with their respective businesses, but Schein Pharmaceutical, Inc. is not entitled to use the name "Henry Schein". We intend to protect our trademarks to the fullest extent practicable.

EMPLOYEES

     As of December 28, 2002, we had over 6,900 full-time employees, including approximately 800 telesales representatives, 1,350 field sales consultants, including equipment sales specialists, 1,325 warehouse employees, 250 computer programmers and technicians, 700 management employees and 2,475 office, clerical and administrative employees. Of our 6,900 employees, approximately 20 were subject to collective bargaining agreements. We believe that our relations with our employees are good.

AVAILABLE INFORMATION

     We make available free of charge through our Internet website, www.henryschein.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments on these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to the SEC.

     Our principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and our telephone number is 631-843-5500. Unless the context specifically requires otherwise, the terms, the "Company", "Henry Schein", "we", "us" and "our" mean Henry Schein, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis, and a 50%-owned company and predecessor.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information regarding our executive officers:

         NAME              AGE                                      POSITION
----------------------- --------  ----------------------------------------------------------------------------
Stanley M. Bergman ....    53     Chairman, Chief Executive Officer, President and Director

Gerald A. Benjamin ....    50     Executive Vice President, Chief Administrative Officer and Director

James P. Breslawski ...    49     Executive Vice President, President U.S. Dental and Director

Leonard A. David ......    54     Vice President - Human Resources and Special Counsel and Director

Larry M. Gibson .......    56     Executive Vice President and Chief Technology Officer

Michael Racioppi ......    48     President - Medical Group

Mark E. Mlotek ........    47     Senior Vice President - Corporate Business Development Group and Director

Steven Paladino .......    45     Executive Vice President, Chief Financial Officer and Director

Michael Zack ..........    50     Senior Vice President - International Group

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

     JAMES P. BRESLAWSKI has been Executive Vice President of the Company and President of U.S. Dental since 1990, with primary responsibility for the U.S. Dental Group, and a director of the Company since 1990. Between 1980 and 1990, Mr. Breslawski held various positions with the Company, including Chief Financial Officer, Vice President of Finance and Administration and Controller. Mr. Breslawski is a certified public accountant.

     LEONARD A. DAVID has been Vice President of Human Resources and Special Counsel since January 1995. Mr. David held the office of Vice President, General Counsel and Secretary from 1990 to 1995 and practiced corporate and business law for eight years prior to joining the Company. Mr. David has been a director of the Company since September 1994.

     LARRY M. GIBSON has been Executive Vice President and Chief Technology Officer since October 2000. Prior to holding his current position, Mr. Gibson joined the Company as President of the Practice Management Technologies Group in February 1997, concurrent with the acquisition of Dentrix Dental Systems, Inc. Before joining the Company, Mr. Gibson was founder, Chairman and Chief Executive Officer of Dentrix, started in 1980. Prior to his employment with Dentrix, Mr. Gibson was employed by Weidner Communication Systems.

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

ITEM 2. PROPERTIES

     We own or lease the following properties:

                                                                  OWN OR    APPROXIMATE    LEASE EXPIRATION
            PROPERTY                          LOCATION            LEASE    SQUARE FOOTAGE        DATE
----------------------------------   --------------------------   ------   --------------  ----------------
Corporate Headquarters ...........         Melville, NY            Own            105,000        N/A
Corporate Headquarters ...........         Melville, NY           Lease            67,000   November 2005
Office ...........................        Pelham, NY (1)          Lease           108,000     July 2007
Office and Distribution Center ...        West Allis, WI          Lease           106,000    October 2011
Distribution Center ..............          Denver, PA            Lease           413,000   February 2013
Distribution Center ..............      Indianapolis, IN (2)       Own            287,000        N/A
Distribution Center ..............         Grapevine, TX          Lease           176,000     July 2008
Distribution Center ..............        Gallin, Germany          Own            172,000        N/A
Distribution Center ..............         Secaucus, NJ           Lease           138,000   November 2008
Distribution Center ..............       Jacksonville, FL         Lease           136,000   December 2009
Distribution Center ..............   Niagra on the Lake, Canada   Lease           129,000   September 2016
Distribution Center ..............         Sparks, NV (3)         Lease           115,000   December 2006
Distribution Center ..............   Gillingham, United Kingdom   Lease            85,000     April 2010

     (1) We are subletting 66,500 square feet of this facility through July
         2007.

     (2) We lease an additional 90,400 square feet on a short-term basis in the Indianapolis, IN vicinity.

     (3) In January 2003, we took occupancy of an additional 68,000 square feet of leased distribution center space in the Sparks, NV vicinity. The lease terminates in January 2007.

     All of the properties listed in the table above are primarily used in our healthcare distribution segment.

     We also lease distribution, office, showroom and sales space in other locations including the United States, Canada, France, Germany, the Netherlands, Belgium, Spain, Austria, Ireland, Portugal, the United Kingdom, Australia and New Zealand. One 50%-owned company also leases space in the United States.

     We believe that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to carry on our business. We have additional operating capacity at the listed facilities.


ITEM 3. LEGAL PROCEEDINGS

     Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. As of December 28, 2002, we were named a defendant in approximately 57 product liability cases. Of these claims, 47 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, we have impleaded or filed cross claims against those manufacturers, subject to jurisdiction, in each case in which we are a defendant.

     On January 27, 1998, in District Court in Travis County, Texas, we and one of our subsidiaries were named as defendants in a matter entitled "Shelly E. Stromboe and Jeanne Taylor, on Behalf of

Themselves and all others Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc.", Case No. 98-00886. The Petition alleges, among other things, negligence, breach of contract, fraud, and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the trial court, on motion, certified both a Windows(R) sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that 5,000 Windows(R) customers and 10,000 DOS customers were covered by the class action that was certified by the trial court. In November of 1999, we filed an interlocutory appeal of the trial court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the trial court's certification order. On January 5, 2001, we filed a Petition for Review in the Texas Supreme Court asking the Court to find that it had "conflicts jurisdiction" to permit review of the trial court's certification order. The Texas Supreme Court heard oral argument on February 6, 2002. On October 31, 2002, the Texas Supreme Court issued an opinion in the case holding that it had conflicts jurisdiction to review the decision of the Court of Appeals and finding that the trial court's certification of the case as a class action was improper. The Supreme Court further held that the judgment of the court of appeals which affirmed the class certification order must be reversed in its entirety. Upon reversal of the class certification order, the Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion. On January 31, 2003, counsel for the class filed a Motion for Rehearing with the Texas Supreme Court seeking a reversal for the Supreme Court's earlier opinion reversing the class certification order. The Motion for Rehearing has not yet been ruled upon and remains pending before the Texas Supreme Court. Because the Texas Supreme Court has not yet ruled upon the Motion for Rehearing and because this matter has not yet come before the trial court for consideration consistent with the Texas Supreme Court's opinion reversing the trial court's certification order, it is not possible to determine what the trial court will do if the plaintiffs file another motion for class certification. Further, because of the decertification of the class by the Texas Supreme Court, the pending Motion for Rehearing before the Texas Supreme Court and other factors, it is not possible to determine whether the trial court will certify a different class upon motion, if any, or the possible range of damages or other relief sought by the plaintiffs in the trial court.

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled "West Morris Pediatrics, P.A. vs. Henry Schein, Inc., doing business as Caligor", Case No. MRSL-421-02. The complaint by West Morris Pediatrics purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiff seeks to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion, and promissory estoppel relating to sales of a vaccine product in the year 2001. We filed an answer in October 2002. Because damages have not been specified by the plaintiffs, it is not possible to determine the range of damages or other relief sought by the plaintiffs. We intend to vigorously defend ourselves against this claim, as well as all other claims, suits and complaints.

     We have various insurance policies, including product liability insurance, covering risks and in amounts we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, we are provided indemnification by the manufacturer. There can be no assurance that the coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for the Company. In the opinion of the Company, all pending matters are covered by insurance or will not otherwise seriously harm the Company's financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The following table sets forth, for the periods indicated, the high and low reported sales prices of the Common Stock of the Company as reported on the NASDAQ National Market System for each quarterly period in fiscal 2001 and 2002 and for the first quarter of fiscal 2003 through March 18, 2003.

                                              HIGH         LOW
                                            --------     --------
Fiscal 2001:
1st Quarter ............................    $  37.44     $  27.19
2nd Quarter ............................    $  40.57     $  29.84
3rd Quarter ............................    $  40.00     $  31.61
4th Quarter ............................    $  41.50     $  31.90

Fiscal 2002:
1st Quarter ............................    $  46.11     $  35.34
2nd Quarter ............................    $  50.59     $  43.10
3rd Quarter ............................    $  54.98     $  39.00
4th Quarter ............................    $  57.73     $  40.30

Fiscal 2003:
1st Quarter (Through March 18, 2003) ...    $  46.60     $  34.17

     The Company's Common Stock is quoted through the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol "HSIC". On March 18, 2003, there were approximately 662 holders of record of the Common Stock. On March 18, 2003, the last reported sales price was $43.41.

DIVIDEND POLICY

     We currently do not anticipate paying any cash dividends on our Common Stock. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program. Any payment of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. Our revolving credit agreement, as well as the agreements governing our Senior Notes, limit the distribution of dividends without the prior written consent of the lenders.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial data, with respect to our financial position and results of operations for each of the five years in the period ended December 28, 2002, set forth below, has been derived from our consolidated financial statements. The selected financial data presented below should be read in conjunction with the Financial Statements and Supplementary Data in ITEM 8 and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in ITEM 7. The Selected Operating Data and Net Sales By Market Data presented below have not been audited.

                                                                                     YEARS ENDED
                                                     ----------------------------------------------------------------------------
                                                     DECEMBER 28,    DECEMBER 29,    DECEMBER 30,    DECEMBER 25,    DECEMBER 26,
                                                         2002            2001            2000            1999            1998
                                                     ------------    ------------    ------------    ------------    ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
STATEMENTS OF OPERATIONS DATA:
Net sales ........................................   $  2,825,001    $  2,558,243    $  2,381,721    $  2,284,544    $  1,922,851
Gross profit .....................................        794,904         699,324         647,901         608,596         523,831
Selling, general and administrative expenses .....        598,635         551,574         520,288         489,364         427,635
Merger and integration (credits) costs (1) .......         (1,163)              -             585          13,467          56,666
Restructuring costs (2) ..........................            429               -          14,439               -               -
Operating income .................................        197,003         147,750         112,589         105,765          39,530
Interest income ..................................         10,446          10,078           6,279           7,777           6,964
Interest expense .................................        (17,960)        (17,324)        (20,409)        (23,593)        (12,050)
Other - net ......................................            940            (153)         (1,925)           (166)          1,570
Other income (expense) - net .....................         (6,574)         (7,399)        (16,055)        (15,982)         (3,516)
Income before taxes on income, minority interest
  and equity in earnings (losses) of affiliates ..        190,429         140,351          96,534          89,783          36,014
Taxes on income ..................................         70,510          51,930          36,150          35,589          20,325
Minority interest in net income of subsidiaries ..          2,591           1,462           1,757           1,690             145
Equity in earnings (losses) of affiliates ........            659             414          (1,878)         (2,192)            783
Net income .......................................        117,987          87,373          56,749          50,312          16,327

Net income per common share:
  Basic ..........................................   $       2.71    $       2.06    $       1.38    $       1.24    $       0.42
  Diluted ........................................   $       2.63    $       2.01    $       1.35    $       1.21    $       0.39

Weighted average common shares outstanding:
  Basic ..........................................         43,489          42,366          41,244          40,585          39,305
  Diluted ........................................         44,872          43,545          42,007          41,438          41,549

                                                                                    YEARS ENDED
                                                     ------------------------------------------------------------------------
                                                     DECEMBER 28,   DECEMBER 29,   DECEMBER 30,   DECEMBER 25,   DECEMBER 26,
                                                         2002           2001           2000           1999           1998
                                                     ------------   ------------   ------------   ------------   ------------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AND SELECTED OPERATING DATA)
SELECTED OPERATING DATA:
Number of orders shipped .........................      7,861,000      7,891,000      8,280,000      7,979,000      6,718,000
Average order size ...............................   $        359   $        324   $        288   $        286   $        286

NET SALES BY MARKET DATA: (3)
Healthcare Distribution:
  Dental (4) .....................................   $  1,227,273   $  1,121,394   $  1,087,073   $  1,056,406   $  1,088,182
  Medical (5) ....................................      1,093,956        982,569        851,301        767,258        563,768
  International (6) ..............................        437,046        398,071        389,946        403,140        230,792
                                                     ------------   ------------   ------------   ------------   ------------
    Total Healthcare Distribution ................      2,758,275      2,502,034      2,328,320      2,226,804      1,882,742
Technology (7) ...................................         66,726         56,209         53,401         57,740         40,109
                                                     ------------   ------------   ------------   ------------   ------------
                                                     $  2,825,001   $  2,558,243   $  2,381,721   $  2,284,544   $  1,922,851
                                                     ============   ============   ============   ============   ============
BALANCE SHEET DATA:
Working capital ..................................   $    604,199   $    489,909   $    423,547   $    428,429   $    403,592
Total assets .....................................      1,558,052      1,385,428      1,231,068      1,204,102        962,040
Total debt .......................................        250,013        261,417        276,693        363,624        209,451
Minority interest ................................          6,748          6,786          7,996          7,855          5,904
Stockholders' equity .............................        861,217        680,457        579,060        517,867        463,034

(1) In 2002, we revised our original estimates of our anticipated merger and integration expenses. This change in estimates is attributable to facts and circumstances that arose subsequent to the original charges. As a result, we reversed certain of our previously recorded expenses. In 1998, the merger and integration costs consisted primarily of investment banking, legal, accounting and advisory fees, compensation, write-off of duplicate management information systems, and other assets and the impairment of goodwill arising from acquired businesses integrated into our medical and dental businesses, as well as certain other integration costs incurred primarily in connection with the 1998 acquisition of H. Meer Dental Supply Co., Inc. and the 1997 acquisitions of Sullivan Dental Products, Inc. and Micro Bio-Medics, Inc., which were accounted for under the pooling of interests method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition Strategy" in
     ITEM 7 and the Financial Statements and Supplementary Data in ITEM 8.

(2) In 2002, we revised our original estimates of our anticipated restructuring expenses. This change in estimates is attributable to facts and circumstances that arose subsequent to the original charges. As a result, we recorded additional expenses. These restructuring costs consist primarily of employee severance costs, including severance pay and benefits for 2002 and 2000 of approximately $0.1 million and $7.2 million, respectively, facility closing costs, primarily lease termination and asset write-off costs of approximately $0.3 million and $4.4 million, respectively, and professional and consulting fees directly related to the restructuring plan of approximately $0.0 million and $2.8 million, respectively. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Plan of Restructuring" in ITEM 7 and the Financial Statements and Supplementary Data in ITEM 8.

(3)  Reclassified to conform to current period presentation.

(4)  Dental consists of our dental business in the United States and Canada.

(5) Medical consists of our medical and veterinary businesses in the United States.

(6) International consists of our business (primarily dental) outside the United States and Canada, primarily in Europe.

(7) Technology consists of our practice management software business and certain other value-added products and services, which are distributed primarily to healthcare professionals in the United States and Canada.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we "expect," "estimate," "anticipate," or "believe" and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the factors described under "Risk Factors" below.


     The following discussion and analysis of our consolidated financial condition and consolidated results of operations should be read in conjunction with our consolidated financial statements and related notes thereto included in
ITEM 8 herein.

OVERVIEW

     We are the largest distributor of healthcare products and services to office-based healthcare practitioners in the combined North American and European markets with operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, Ireland, Portugal, Australia and New Zealand. We sell products and services to over 400,000 customers, primarily dental practices and dental laboratories, as well as physician practices, veterinary clinics and institutions. Through our comprehensive catalogs and other direct sales and marketing programs, we offer customers a broad product selection of both branded and private brand products.

     We conduct our business through two segments: healthcare distribution and technology. These operations offer different products and services to the same customer base. The healthcare distribution segment consists of our dental, medical (including veterinary), and international groups. The international group is comprised of our healthcare distribution business units located primarily in Europe, and offers products and services to dental and medical (including veterinary) customers located in their respective geographic regions. The technology segment consists primarily of our practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the United States and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     Securities Exchange Commission Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.

     We believe that the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

MANAGEMENT'S ESTIMATES

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to sales allowance provisions, as described below, volume purchase rebates, income taxes, inventory and bad debts reserves, and contingencies. We base our estimates on historical data, when available, experience, industry and market trends, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

REVENUE RECOGNITION

     Sales are recorded when products are shipped or services are rendered to customers, as we generally have no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Revenues derived from post contract customer support for practice management software are deferred and recognized ratably over the period in which the support is to be provided, generally one year. Revenues from freight charged to customers are recognized when products are shipped. Provisions for discounts, rebates to customers, customer returns and other adjustments are provided for in the period the related sales are recorded based upon historical data.

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

     The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of those or other factors expected to affect collectability.

     Allowances for accounts receivable, comprised primarily of the allowance for doubtful accounts and the allowance for sales returns, were $36.2 million and $31.9 million at December 28, 2002 and December 29, 2001, respectively.

LONG-LIVED ASSETS

     Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

     Other intangible assets are amortized over their estimated useful lives. We have reassessed the estimated useful lives of our intangible assets, which primarily consist of non-compete agreements, and no changes were deemed necessary.

GOODWILL

     At December 28, 2002, we had recorded approximately $310.3 million in goodwill and other intangible assets, net of accumulated amortization, primarily related to acquisitions made in 2002 and prior years. In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with FAS 142. We estimated the fair value of our reporting units in accordance with the new standard and compared these valuations with the respective book values for each of the reporting units to determine whether any goodwill impairment existed. The goodwill is substantially related to our healthcare distribution segment. In determining the fair value, we consider past, present and future expectations of performance. As required by FAS 142, we will complete subsequent goodwill impairment tests at least annually. During the fourth quarter of 2002, we completed the annual test using a methodology similar to the transitional test and determined that there was no impairment of goodwill as of the first day of the fourth quarter. Changes in market conditions, among other factors, could have a material impact on these estimates.

STOCK-BASED COMPENSATION

     We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded so long as the quoted market price of the stock at the date of grant is equal to the exercise price. We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"). Had we elected to use FAS 123 to account for stock-based compensation under the fair value method, we would have been required to record compensation expense, and as a result, diluted earnings per common share for the fiscal years ended December 2002, 2001, and 2000 would have been lower by $0.21, $0.16, and $0.19, respectively.

PLAN OF RESTRUCTURING

     On August 1, 2000, we announced a comprehensive restructuring plan designed to improve customer service and increase profitability by maximizing the efficiency of our infrastructure. In addition to closing or downsizing certain facilities, this worldwide initiative included the elimination of approximately 300 positions, including open positions, or approximately 5% of the total workforce, throughout all levels within the organization. The restructuring plan was substantially completed at December 30, 2000.

     For the years ended December 28, 2002 and December 30, 2000, we incurred one-time restructuring costs of approximately $0.4 million ($0.4 million after taxes) and $14.4 million, ($9.3 million after taxes), or approximately $0.01 and $0.22 per diluted share, respectively, consisting primarily of: employee severance costs, including severance pay and benefits of approximately $0.1 million and $7.2 million, respectively, facility closing costs, primarily lease termination and asset write-off costs of approximately $0.3 million and $4.4 million, respectively, and outside professional and consulting fees directly related to the restructuring plan of approximately $0.0 million and $2.8 million, respectively.

ACQUISITION STRATEGY

     Our results of operations in recent years have been significantly impacted by strategies and transactions we undertook to expand our business, both domestically and internationally, in part, to address significant changes in the healthcare industry, including potential healthcare reform, trends toward managed care, cuts in Medicare, consolidation of healthcare distribution companies and collective purchasing arrangements.

     In connection with certain acquisitions completed during the year ended December 30, 2000, we incurred certain merger and integration costs of approximately $0.6 million. Net of taxes, merger and integration costs were approximately $0.01 per share, on a diluted basis. Merger and integration costs for the healthcare distribution and technology segments were $0.0 million and $0.6 million for 2000. Merger and integration costs consist primarily of investment banking, legal, accounting and advisory fees, severance, and impairment of goodwill arising from acquired businesses integrated into our medical and dental businesses, as well as certain other integration costs associated with these mergers. During 2002, we revised our original estimates of our merger and integration costs from prior years. The change in estimates was attributable to facts and circumstances that arose subsequent to the original charges. As a result, in the fourth quarter of 2002, we reversed $1.2 million of our previously recorded expenses. Net of taxes, merger and integration credits were approximately $0.03 per share, on a diluted basis.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, Net Sales, Gross Profit and Adjusted Operating Profit, excluding merger and integration, and restructuring (credits) costs (in thousands), by business segment for the years ended 2002, 2001, and 2000. Percentages are calculated on related net sales.

                                               2002                   2001 (1)                2000 (1)
                                      ---------------------    ---------------------    ---------------------
NET SALES BY SEGMENT DATA:
Healthcare distribution:
  Dental (2) ......................   $  1,227,273     43.4%   $  1,121,394     43.8%   $  1,087,073     45.7%
  Medical (3) .....................      1,093,956     38.7%        982,569     38.4%        851,301     35.7%
  International (4) ...............        437,046     15.5%        398,071     15.6%        389,946     16.4%
                                      ------------   -------   ------------   -------   ------------   -------
  Total healthcare distribution ...      2,758,275     97.6%      2,502,034     97.8%      2,328,320     97.8%
Technology (5) ....................         66,726      2.4%         56,209      2.2%         53,401      2.2%
                                      ------------   -------   ------------   -------   ------------   -------
  Total ...........................   $  2,825,001    100.0%   $  2,558,243    100.0%   $  2,381,721    100.0%
                                      ============   =======   ============   =======   ============   =======

GROSS PROFIT BY SEGMENT DATA:
Healthcare distribution ...........   $    743,880     27.0%   $    659,092     26.3%   $    610,082     26.2%
Technology ........................         51,024     76.5%         40,232     71.6%         37,819     70.8%
                                      ------------             ------------             ------------
  Total ...........................   $    794,904     28.1%   $    699,324     27.3%   $    647,901     27.2%
                                      ============   =======   ============   =======   ============   =======

ADJUSTED OPERATING PROFIT
(EXCLUDING MERGER AND
INTEGRATION, AND RESTRUCTURING
(CREDITS) COSTS) BY
SEGMENT DATA:
Healthcare distribution (6) .......   $    170,253      6.2%   $    128,337      5.1%   $    106,944      4.6%
Technology (7) ....................         26,016     39.0%         19,413     34.5%         20,669     38.7%
                                      ------------             ------------             ------------
  Total ...........................   $    196,269      6.9%   $    147,750      5.8%   $    127,613      5.4%
                                      ============   =======   ============   =======   ============   =======

----------
     (1) Reclassified to conform to current period presentation.

     (2) Dental consists of our dental business in the United States and Canada.

     (3) Medical consists of our medical and veterinary businesses in the United States.

     (4) International consists of our business (primarily dental) outside the United States and Canada, primarily in Europe.

     (5) Technology consists of our practice management software business and certain other value-added products and services, which are distributed primarily to healthcare professionals in the United States and Canada.

     (6) Excludes merger and integration, and restructuring (credits) costs of $(0.7) million, $0.0 million, and $14.0 million in 2002, 2001, and 2000, respectively.

     (7) Excludes merger and integration, and restructuring costs of $1.0 million in 2000.

2002 COMPARED TO 2001

     For the year ended December 28, 2002, our net sales increased $266.8 million, or 10.4%, to $2,825.0 million in 2002, from $2,558.2 million in 2001. Of the $266.8 million increase, approximately $256.3 million, or 96.1%, represented a 10.2% increase in our healthcare distribution business. As part of this increase, approximately $111.4 million represented an 11.3% increase in our medical business, $105.9 million represented a 9.4% increase in our dental business, and $39.0 million represented a 9.8% increase in our international business. The increase in medical net sales was primarily attributable to increased sales to core physicians' offices and alternate care markets. In the dental market, the increase in net sales was primarily due to increased dental equipment sales and services and increased penetration to existing customers primarily driven by our Privileges loyalty program. Net sales of dental consumable merchandise increased by 7.3%, while net sales of dental equipment increased by 18.5%. In the international market, the increase in net sales was primarily due to increased account penetration in France, the United Kingdom, and Australia and by favorable exchange rates to the U.S. dollar. Had net sales for the international market been translated at the same exchange rates in 2001, net sales would have increased by 4.7%. The remaining increase in 2002 net sales was due to the technology business, which increased $10.5 million, or 18.7%, to $66.7 million for 2002, from $56.2 million for 2001. The increase in technology and value-added product net sales was primarily due to increased sales of software products and related services. As part of a new marketing initiative, MarketOne, certain technology and equipment products were sold directly to end-user customers beginning with the third quarter of 2002, rather than through resellers, which resulted in a higher growth rate for the technology business. Without this change, the technology business net sales would have increased 13.9%.

     Gross profit increased by $95.6 million, or 13.7%, to $794.9 million in 2002, from $699.3 million in 2001. Gross profit margin increased by 0.8% to 28.1%, from 27.3% in the prior year. Healthcare distribution gross profit increased by $84.8 million, or 12.9%, to $743.9 million in 2002, from $659.1 million in 2001. Healthcare distribution gross profit margin increased by 0.7%, to 27.0%, from 26.3% in the prior year primarily due to changes in sales mix. Technology gross profit increased by $10.8 million, or 26.8%, to $51.0 million in 2002, from $40.2 million in 2001. Technology gross profit margin increased by 4.9%, of which 1.0% was attributable to the MarketOne initiative referred to above, to 76.5%, from 71.6% in the prior year primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $47.0 million, or 8.5%, to $598.6 million in 2002, from $551.6 million in 2001. Selling and shipping expenses increased by $36.0 million, or 10.8%, to $370.1 million in 2002, from $334.1 million in 2001. As a percentage of net sales, selling and shipping expenses remained constant at 13.1% in 2002 compared to 2001. General and administrative expenses increased $11.0 million, or 5.1%, to $228.5 million in 2002, from $217.5 million in 2001. As a percentage of net sales, general and administrative expenses decreased 0.4% to 8.1% in 2002, from 8.5% in 2001. The decrease in general and administrative expenses was primarily due to the elimination of goodwill amortization expense in accordance with FAS 142.

     Other income (expense) - net decreased by $0.8 million, to $(6.6) million in 2002, from $(7.4) million for 2001, due primarily to the favorable settlement of a real estate transaction.

     Equity in earnings of affiliates increased $0.3 million to $0.7 million in 2002, from $0.4 million in 2001.

     For 2002, our effective tax rate was 37.2%. For 2001, our effective tax rate was 37.0%. The difference between our effective tax rates and the Federal statutory rates relates primarily to state income taxes.

2001 COMPARED TO 2000

     We report financial results on a 52-53 week basis and, as such, the 2000 fiscal year included an additional week. For the year ended December 29, 2001, net sales increased $176.5 million, or 7.4%, to $2,558.2 million in 2001, from $2,381.7 million in 2000. On a comparable basis (excluding the additional week in 2000), net sales growth was approximately 8.7%. Of the $176.5 million increase, approximately $173.7 million, or 98.4%, represented a 7.5% (8.7% on a comparable basis) increase in our healthcare distribution business. As part of this increase, approximately $131.3 million represented a 15.4% (17.0% on a comparable basis) increase in our medical business, $34.3 million represented a 3.2% (4.1% on a comparable basis) increase in our dental business, and $8.1 million represented a 2.1% (3.5% on a comparable basis) increase in our international business. The increase in medical net sales was primarily attributable to increased sales to core physicians' offices and alternate care markets. In the dental market, the increase in net sales was primarily due to increased account penetration. In the international market, the increase in net sales was primarily due to increased account penetration in Germany, France, and the United Kingdom, somewhat offset by unfavorable exchange rates to the U.S. dollar. Had net sales for the international market been translated at the same exchange rates in 2000, net sales would have increased by 5.8%. The remaining increase in 2001 net sales was due to the technology business, which increased $2.8 million, or 5.3% (6.1% on a comparable basis), to $56.2 million for 2001, from $53.4 million for 2000. The increase in technology and value-added product net sales was primarily due to increased sales of technology products and related services.

     Gross profit increased by $51.4 million, or 7.9%, to $699.3 million in 2001, from $647.9 million in 2000. Gross profit margin increased by 0.1% to 27.3%, from 27.2% in the prior year. Healthcare distribution gross profit increased by $49.0 million, or 8.0%, to $659.1 million in 2001, from $610.1 million in 2000. Healthcare distribution gross profit margin increased by 0.1%, to 26.3%, from 26.2% in the prior year primarily due to changes in sales mix. Technology gross profit increased by $2.4 million, or 6.4%, to $40.2 million in 2001, from $37.8 million in 2000. Technology gross profit margin increased by 0.8%, to 71.6%, from 70.8% in the prior year primarily due to changes in sales mix.

     Selling, general and administrative expenses increased by $31.3 million, or 6.0%, to $551.6 million in 2001, from $520.3 million in 2000. Selling and shipping expenses increased by $23.5 million, or 7.6%, to $334.1 million in 2001, from $310.6 million in 2000. As a percentage of net sales, selling and shipping expenses increased 0.1% to 13.1% in 2001, from 13.0% in 2000. General and administrative expenses increased $7.8 million, or 3.7%, to $217.5 million in 2001, from $209.7 million in 2000. As a percentage of net sales, general and administrative expenses decreased 0.3% to 8.5% in 2001, from 8.8% in 2000. The decrease in general and administrative expenses was primarily due to reductions in expenses associated with our restructuring program.

     Other income (expense) - net decreased by $(8.7) million, to $(7.4) million in 2001, from $(16.1) million for 2000, due primarily to higher interest income on long-term loans receivable and short-term investments, higher finance charge income on trade accounts receivable, lower interest expense due to reductions in long-term debt and bank credit line balances and lower interest rates, and in 2000, the non-recurring loss of $1.6 million after tax on the sale of our software development unit in the United Kingdom.

     Equity in earnings (losses) of affiliates increased $2.3 million to $0.4 million in 2001, from $(1.9) million in 2000. The increase is primarily due to a non-recurring net loss of $1.9 million during the fourth quarter of 2000 from the sale of our interest in HS Pharmaceutical, Inc.

     For 2001, our effective tax rate was 37.0%. The difference between our effective tax rate and the Federal statutory rate relates primarily to state income taxes.

     For 2000, our effective tax rate was 37.4%. Excluding merger and integration costs, the majority of which are not deductible for income tax purposes, our effective tax rate would have been 37.3%. The difference between our effective tax rate and the Federal statutory rate relates primarily to state income taxes.

SEASONALITY

     Our business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to timing of sales of software and equipment, year end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of purchases and/or sales, special promotional campaigns, seasonal products, fluctuations in exchange rates associated with international operations and adverse weather conditions.

E-COMMERCE

     Traditional healthcare supply and distribution relationships are being impacted by electronic on-line commerce solutions. Our distribution business is characterized by rapid technological developments and is highly competitive. The rapid evolution of on-line commerce will require us to provide continuous improvement in performance, features and reliability of Internet content and technology, particularly in response to competitive offerings. Through our proprietary technologically-based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service coupled with our name recognition and large customer base built on solid customer relationships makes us well situated to participate in this growing aspect of the distribution business. We are exploring ways and means of improving and expanding our Internet presence and will continue to do so.

INFLATION

     Management does not believe inflation had a material effect on the financial statements for the periods presented.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("FAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force, ("EITF"), Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", ("EITF 94-3"). The principal difference between this Statement and EITF 94-3 relates to the Statement's requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of FAS 146 to have a material impact on our financial position or results of operations.

     In September 2002, the EITF reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue-generating activities. Those arrangements could involve the delivery or performance of multiple products, services, or rights to use assets, and the performance could occur at different points in time or over different periods of time. The Issue addresses when and, if so, how a company should divide an arrangement involving multiple deliverables into separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. We do not expect the adoption of EITF 00-21 to have a material impact on our financial position or results of operations.

     On December 31, 2002, the FASB amended the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), through the issuance of FASB Statement No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", ("FAS 148"). FAS 148 amends the existing disclosures that a company should make in its annual financial statements and requires, for the first time, disclosures in interim financial reports. Those disclosures are required regardless of the method being used to account for stock-based employee compensation. The amended and new disclosure requirements are effective for our fiscal year ending December 27, 2003. The adoption of the disclosure requirements of FAS 148 will not have a material effect on our financial statements. As permitted under FAS 123, we apply Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25") and related interpretations in accounting for our employee stock options. Under APB 25, because the exercise price of our employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. We do not expect this Interpretation to have an effect on the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN 46"). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. We do not expect this Interpretation to have an effect on our consolidated financial statements.

RISK MANAGEMENT

     We have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, Ireland, Portugal, Australia and New Zealand. We endeavor to protect substantially all of our operations' financial results by using foreign currency forward contracts to hedge intercompany debt and the foreign currency payments to foreign vendors. The total U.S. dollar equivalent of all foreign currency forward contracts hedging intercompany debt and the purchase of merchandise from foreign vendors was $73.6 million and $4.4 million, respectively, as of the end of fiscal 2002. As of December 28, 2002, the fair value of these contracts, which expire through January 2004, is determined by quoted market prices and was not material. For the year ended December 28, 2002, we recognized an immaterial loss relating to our foreign currency forward contracts.

     We consider our investment in foreign operations to be both long-term and strategic. As a result, we do not hedge the long-term translation exposure to our balance sheet. We have experienced positive and negative translation adjustments of approximately $19.0 million and $(5.7) million in 2002 and 2001, respectively, which were reflected in the balance sheet as a component of stockholders' equity. The cumulative translation adjustment at the end of 2002 showed a net negative translation adjustment of $(4.8) million.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund (a) capital expenditures, (b) acquisitions, and (c) working capital needs resulting from increased sales and special inventory forward buy-in opportunities. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have been generally higher from the end of the third quarter to the end of the first quarter of the following year. We have financed our business primarily through our operations, our revolving credit facilities, private placement loans and stock issuances.

     Net cash provided by operating activities for the year ended December 28, 2002 of $134.7 million resulted primarily from net income of $118.0 million and non-cash charges of approximately $36.2 million, offset by a net increase in operating items of working capital of approximately $19.5 million. The increase in working capital items was primarily due to an increase in inventories of $23.1 million, a $18.4 million increase in other current assets, and a $2.0 million increase in accounts receivable, offset by a $24.0 million increase in accounts payable and accruals. Our accounts receivable days sales outstanding ratio improved to 48.2 days for the period ending December 28, 2002, from 53.5 days for the period ending December 29, 2001, primarily due to greater focus in this area. Our inventory turns were 6.6 inventory turns for the period ending December 28, 2002 compared to 6.9 inventory turns for the period ending December 29, 2001, primarily due to an increase in forward buy-ins and inventory stocking for warehouses opened in 2002. We anticipate future increases in working capital requirements as a result of our continued sales growth, extended payment terms and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the year ended December 28, 2002 of $142.8 million resulted primarily from cash used for the purchases of United States government and government agency bonds, municipal bonds, and corporate bonds rated AAA by Moody's (or an equivalent rating) and commercial paper rated P-1 by Moody's (or an equivalent rating) with maturities of more than three months, for which fair values are determined by quoted market prices, of $55.2 million, capital expenditures of $47.5 million, of which approximately $11.6 million was for the purchase of a building used for our corporate headquarters, and business acquisitions of $36.2 million, of which $27.4 million represented contingent earnout payments associated with acquisitions made in prior years. During the past three years, we have invested $123.4 million in the development of new computer systems, and for new and existing operating facilities. In the coming year, we expect to invest in excess of $35.0 million in capital projects to modernize and expand our facilities and infrastructure computer systems, and integrate operations.

     Net cash provided by financing activities for the year ended December 28, 2002 of $18.7 million resulted primarily from proceeds from the issuance of stock upon exercise of stock options of $34.1 million, offset primarily by net payments on long-term debt of $14.9 million.

     Certain holders of minority interests in entities we have acquired have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula price based on earnings of the entity.

     Our cash and cash equivalents as of December 28, 2002 of $200.7 million consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are actively traded in public markets.

     On May 2, 2002, we renewed and increased our revolving credit facility to $200.0 million from $150.0 million. The new facility is a four year committed line scheduled to terminate on May 2, 2006. There were no borrowings under the credit facility at December 28, 2002. We also have one uncommitted bank line of $15.0 million, of which no amounts have been borrowed against at December 28, 2002.

     On June 30, 1999 and September 25, 1998, we completed private placement transactions under which we issued $130.0 million and $100.0 million, respectively, in Senior Notes. The $130.0 million notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes and bear interest at a rate of 6.66% per annum. Interest on both notes is payable semi-annually. Certain of our subsidiaries have credit facilities that totaled $28.2 million at December 28, 2002, under which $4.8 million had been borrowed.

     The following table shows our contractual obligations related to fixed and variable rate long-term debt, as well as lease obligations (See Notes 10 and 15 to the Consolidated Financial Statements):

                                                        Payments due by period (in thousands)

                                         Total     Less than 1 year   1 - 3 years   4 - 5 years   Greater than 5 years
                                      ----------   ----------------   -----------   -----------   --------------------
Contractual obligations:

Long-term debt ....................   $  243,176     $     2,088      $     1,810   $    40,981       $   198,297
Capital lease obligations .........        2,047             574              720           292               461
Operating lease obligations .......      112,037          23,065           36,232        23,069            29,671
                                      ----------     -----------      -----------   -----------       -----------

Total .............................   $  357,260     $    25,727      $    38,762   $    64,342       $   228,429
                                      ==========     ===========      ===========   ===========       ===========

     On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our Common Stock, which represented approximately 4.5% of shares outstanding on the announcement date. We expect purchases to be made from time to time in the open market or through negotiated transactions.

     We believe that our cash and cash equivalents of $200.7 million and our investment in short-term marketable securities of $31.2 million as of December 28, 2002, our ability to access public and private debt and equity markets, and the availability of funds under our existing credit agreements will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.


ITEM 7A.  MARKET RISKS

     We are exposed to market risks, which include changes in U.S. and international interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. We attempt to reduce these risks by utilizing financial instruments that are consistent with our internal policies.

FORWARD FOREIGN CURRENCY CONTRACTS

     The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Changes in exchange rates may positively or negatively affect our revenues (as expressed in U.S. dollars), gross margins, operating expenses, and retained earnings. Where we deem it prudent, we engage in hedging programs aimed at limiting, in part, the impact of currency fluctuations. Using primarily forward exchange contracts, we hedge those transactions that, when remeasured according to accounting principles generally accepted in the United States, may impact our statement of income. From time to time, we purchase short-term forward exchange contracts to protect against currency exchange risks associated with intercompany loans, of a long-term investment nature, due from our international subsidiaries and the payment of merchandise purchases to foreign vendors. As of December 28, 2002, we had outstanding foreign currency forward contracts aggregating $78.0 million, of which $73.6 million related to intercompany debt and $4.4 million related to the purchase of merchandise from foreign vendors. The contracts hedge against currency fluctuations of British Pounds ($38.1 million), Euros ($34.9 million), Australian Dollars ($3.9 million), Swiss Francs ($0.8 million), Japanese Yen ($0.2 million), and New Zealand Dollars ($0.1 million). As of December 28, 2002, the fair value of these contracts, which are determined by quoted market prices and expire through January 2004, was not material. For the year ended December 28, 2002, we recognized an immaterial loss relating to our foreign currency forward contracts.

     These hedging activities provide only limited protection against currency exchange risks. Factors that could impact the effectiveness of our programs include volatility of the currency markets and availability of hedging instruments. All currency contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation. Although we maintain these programs to reduce the impact of changes in currency exchange rates, when the U.S. dollar sustains a strengthening position against currencies in which we sell products and services, or a weakening exchange rate against currencies in which we incur costs, our revenues or costs are adversely affected.

INTEREST RATES

     We are exposed to risk from changes in interest rates from borrowings under certain variable bank credit lines and loan agreements. We have fixed rate debt of $130.0 million at 6.94% and $100.0 million at 6.66%. If the remaining outstanding debt at December 28, 2002 of $20.0 million was the average balance for the following twelve month period and we experienced a 1% increase in average interest rates, the interest expense for that period would have increased by $0.2 million. Based upon current economic conditions, we do not believe interest rates will increase substantially in the near future. As a result, we do not believe that it is currently necessary to hedge our exposure against potential future interest rate increases.

RISK FACTORS

     Stockholders and investors should carefully consider the risks described below and other information in this annual report. Our business, financial condition and operating results, and the trading price of our common stock could be adversely affected if any of these risks materialize.

     - The healthcare products distribution industry is highly competitive, and we compete with numerous companies, including major manufacturers and distributors that have greater financial and other resources than us. Competitors could obtain exclusive rights to market particular products or manufacturers could increase their efforts to sell directly to end-users, thereby bypassing distributors like us. Consolidation among healthcare products distributors could result in existing competitors increasing their market position. In addition, unavailability of products, whether due to our inability to gain access to products or interruptions in supply of products from manufacturers, could adversely affect our operating results.

     - In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; trends toward managed care; consolidation of healthcare distribution companies; electronic commerce; and collective purchasing arrangements among office-based healthcare practitioners. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected.

     - Our technology segment, which primarily sells practice management software and other value-added products, depends upon continued product development, technical support and marketing. Failures in these and related areas could adversely affect our results of operations.

     - Our business is subject to requirements under various local, state, Federal and foreign governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices, including the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987 and the Controlled Substances Act. There is no assurance that current or future government regulations will not adversely affect our business.

     - Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. We have insurance policies, including product liability insurance, and in many cases we have indemnification rights from manufacturers with respect to the products we distribute. There is no assurance that insurance coverage or manufacturers' indemnity will be available in all of the pending or any future cases brought against us, or that an unfavorable result in any such case will not adversely affect our financial condition or results of operations.

     - Our business is dependent upon our ability to hire and retain qualified sales representatives, service specialists and other sales agents. Due to the relationships developed between our field sales representatives and their customers, upon the departure of a sales representative we face the risk of losing the representative's customers, especially if the representative becomes an employee of one of our competitors.

     - Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the fourth quarter due to purchasing patterns of office-based healthcare practitioners and year end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased purchases in the prior quarter.

     - Our international operations are subject to inherent risks, which could adversely affect our operating results. These risks include difficulties in opening and managing foreign offices and distribution centers; difficulties in establishing channels of distribution; fluctuations in the value of foreign currencies; longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions; import/export duties and quotas; and unexpected regulatory, economic and political changes in foreign markets.

     - Our expansion through acquisitions and/or joint ventures could result in a loss of customers, diversion of management attention and increased demands on our operations, information systems and financial resources.

     - We rely on third parties to ship products to our customers. Increases in shipping rates or interruptions of service could adversely affect our operating results.

     - Changes in e-commerce could affect our business relationships and could require significant resources. The evolution of on-line commerce, including business-to-business exchanges, will require us to continuously improve the performance, security, features and reliability of Internet content and technology.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS
                       HENRY SCHEIN, INC. AND SUBSIDIARIES

                                                                                               PAGE
                                                                                             --------
Report of Independent Certified Public Accountants .....................................        32

Consolidated Financial Statements:

   Balance Sheets as of December 28, 2002 and December 29, 2001 ........................        33

   Statements of Income and Comprehensive Income for the years ended
        December 28, 2002, December 29, 2001, and December 30, 2000 ....................        34

   Statements of Stockholders' Equity for the years ended December 28, 2002,
        December 29, 2001, and December 30, 2000 .......................................        35

   Statements of Cash Flows for the years ended December 28, 2002,
        December 29, 2001, and December 30, 2000 .......................................        36

   Notes to Consolidated Financial Statements ..........................................        37

Report of Independent Certified Public Accountants .....................................        67

Schedule II - Valuation and Qualifying Accounts, for the years ended December 28, 2002,
         December 29, 2001, and December 30, 2000 ......................................        68

All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

     We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. and Subsidiaries as of December 28, 2002 and December 29, 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 28, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. and Subsidiaries at December 28, 2002 and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5, the Company changed its policy of accounting for goodwill in 2002 as required by Financial Accounting Standards Board Statement No. 142, "Goodwill and Other Intangible Assets".


/s/ BDO SEIDMAN, LLP

New York, New York
February 27, 2003

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               December 28,    December 29,
                                                                                   2002            2001
                                                                               ------------    ------------
                                   ASSETS
Current assets:
  Cash and cash equivalents ................................................   $    200,651    $    193,367
  Marketable securities ....................................................         31,209               -
  Accounts receivable, less reserves of $36,200 and $31,929, respectively...        368,263         363,700
  Inventories ..............................................................        323,080         291,231
  Deferred income taxes ....................................................         29,919          25,751
  Prepaid expenses and other ...............................................         74,407          52,922
                                                                               ------------    ------------
    Total current assets ...................................................      1,027,529         926,971
Property and equipment, net ................................................        142,532         117,980
Goodwill ...................................................................        302,687         279,981
Other intangibles, net of accumulated amortization of $4,151 and
  $3,348, respectively .....................................................          7,661           8,023
Investments and other ......................................................         77,643          52,473
                                                                               ------------    ------------
                                                                               $  1,558,052    $  1,385,428
                                                                               ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................   $    243,166    $    263,190
  Bank credit lines ........................................................          4,790           4,025
  Accruals:
    Salaries and related expenses ..........................................         53,954          41,602
    Merger, integration, and restructuring costs ...........................          3,044           5,867
    Acquisition earnout payments ...........................................          1,460          26,800
    Taxes and other expenses ...............................................        114,254          80,355
  Current maturities of long-term debt .....................................          2,662          15,223
                                                                               ------------    ------------
    Total current liabilities ..............................................        423,330         437,062
Long-term debt .............................................................        242,561         242,169
Other liabilities ..........................................................         24,196          18,954
                                                                               ------------    ------------
    Total liabilities ......................................................        690,087         698,185
                                                                               ------------    ------------
Minority interest ..........................................................          6,748           6,786
                                                                               ------------    ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000, issued and
    outstanding 0 and 0, respectively ......................................              -               -
  Common stock, $.01 par value, authorized 120,000,000, issued:
    44,041,591 and 42,745,204, respectively ................................            440             427
  Additional paid-in capital ...............................................        436,554         393,047
  Retained earnings ........................................................        430,389         312,402
  Treasury stock, at cost, 62,479 shares ...................................         (1,156)         (1,156)
  Accumulated comprehensive loss ...........................................         (4,794)        (23,922)
  Deferred compensation ....................................................           (216)           (341)
                                                                               ------------    ------------
    Total stockholders' equity .............................................        861,217         680,457
                                                                               ------------    ------------
                                                                               $  1,558,052    $  1,385,428
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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                              YEARS ENDED
                                                                             --------------------------------------------
                                                                             DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                                 2002            2001            2000
                                                                             ------------    ------------    ------------
Net sales ................................................................   $  2,825,001    $  2,558,243    $  2,381,721
Cost of sales ............................................................      2,030,097       1,858,919       1,733,820
                                                                             ------------    ------------    ------------
  Gross profit ...........................................................        794,904         699,324         647,901
Operating expenses:
  Selling, general and administrative ....................................        598,635         551,574         520,288
  Merger, integration and restructuring costs (credits) ..................           (734)              -          15,024
                                                                             ------------    ------------    ------------
    Operating income .....................................................        197,003         147,750         112,589
Other income (expense):
  Interest income ........................................................         10,446          10,078           6,279
  Interest expense .......................................................        (17,960)        (17,324)        (20,409)
  Other - net ............................................................            940            (153)         (1,925)
                                                                             ------------    ------------    ------------
    Income before taxes on income, minority interest and equity in
      earnings (losses) of affiliates ....................................        190,429         140,351          96,534
Taxes on income ..........................................................         70,510          51,930          36,150
Minority interest in net income of subsidiaries ..........................          2,591           1,462           1,757
Equity in earnings (losses) of affiliates ................................            659             414          (1,878)
                                                                             ------------    ------------    ------------
Net income ...............................................................   $    117,987    $     87,373    $     56,749
                                                                             ============    ============    ============

Comprehensive income:
Net income ...............................................................   $    117,987    $     87,373    $     56,749
  Foreign currency translation adjustment ................................         18,989          (5,743)         (7,820)
  Other ..................................................................            139               -               -
                                                                             ------------    ------------    ------------
Comprehensive income .....................................................   $    137,115    $     81,630    $     48,929
                                                                             ============    ============    ============

Net income per common share:
  Basic ..................................................................   $       2.71    $       2.06    $       1.38
                                                                             ============    ============    ============
  Diluted ................................................................   $       2.63    $       2.01    $       1.35
                                                                             ============    ============    ============
Weighted average common shares outstanding:
  Basic ..................................................................         43,489          42,366          41,244
  Diluted ................................................................         44,872          43,545          42,007

          See accompanying notes to consolidated financial statements.

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                     Common Stock
                                                                    $.01 Par Value    Additional                        Accumulated
                                                                 -------------------   Paid-in    Retained    Treasury Comprehensive
                                                                   Shares     Amount   Capital    Earnings     Stock        Loss
                                                                 ----------   ------  ---------   ---------   --------   ---------
Balance, December 25, 1999 ..................................    40,768,306   $ 407   $ 361,757   $ 167,809   $ (1,156)  $ (10,359)
Retained earnings of one company acquired under the
   pooling of interests method, not deemed material .........            --      --          --         471         --          --
Net income ..................................................            --      --          --      56,749         --          --
Shares issued for acquisitions ..............................       465,480       5         423          --         --          --
Shares issued to ESOP trust .................................       121,253       1       2,192          --         --          --
Amortization of restricted stock ............................            --      --          --          --         --          --
Foreign currency translation loss ...........................            --      --          --          --         --      (7,820)
Shares issued upon exercise of stock options by employees,
        including tax benefit of $2,758 .....................       591,245       6       9,041          --         --          --

                                                                 ----------   -----   ---------   ---------   --------   ---------
Balance, December 30, 2000 ..................................    41,946,284     419     373,413     225,029     (1,156)    (18,179)
Net income ..................................................            --      --          --      87,373         --          --
Shares issued to ESOP trust .................................        61,997       1       2,224          --         --          --
Amortization of restricted stock ............................            --      --          --          --         --          --
Foreign currency translation loss ...........................            --      --          --          --         --      (5,743)
Shares issued upon exercise of stock options by employees,
        including tax benefit of $3,262 .....................       736,923       7      17,410          --         --          --

                                                                 ----------   -----   ---------   ---------   --------   ---------
Balance, December 29, 2001 ..................................    42,745,204     427     393,047     312,402     (1,156)    (23,922)
Net income ..................................................            --      --          --     117,987         --          --
Shares issued to ESOP trust .................................        24,859      --       1,340          --         --          --
Amortization of restricted stock ............................            --      --          --          --         --          --
Accumulated comprehensive income:
   Foreign currency translation gain ........................            --      --          --          --         --      18,989
   Net unrealized investment gain ...........................            --      --          --          --         --         139
Shares issued upon exercise of stock options by employees,
        including tax benefit of $8,058 .....................     1,271,528      13      42,167          --         --          --

                                                                 ----------   -----   ---------   ---------   --------   ---------
Balance, December 28, 2002 ..................................    44,041,591   $ 440   $ 436,554   $ 430,389   $ (1,156)  $  (4,794)
                                                                 ==========   =====   =========   =========   ========   =========
                                                                                       Total
                                                                   Deferred         Stockholders'
                                                                 Compensation          Equity
                                                                 ------------       -------------
Balance, December 25, 1999 ..................................    $     (591)        $   517,867
Retained earnings of one company acquired under the
   pooling of interests method, not deemed material .........            --                 471
Net income ..................................................            --              56,749
Shares issued for acquisitions ..............................            --                 428
Shares issued to ESOP trust .................................            --               2,193
Amortization of restricted stock ............................           125                 125
Foreign currency translation loss ...........................            --              (7,820)
Shares issued upon exercise of stock options by employees,
        including tax benefit of $2,758 .....................            --               9,047

                                                                 ----------         -----------
Balance, December 30, 2000 ..................................          (466)            579,060
Net income ..................................................            --              87,373
Shares issued to ESOP trust .................................            --               2,225
Amortization of restricted stock ............................           125                 125
Foreign currency translation loss ...........................            --              (5,743)
Shares issued upon exercise of stock options by employees,
        including tax benefit of $3,262 .....................            --              17,417

                                                                 ----------         -----------
Balance, December 29, 2001 ..................................          (341)            680,457
Net income ..................................................            --             117,987
Shares issued to ESOP trust .................................            --               1,340
Amortization of restricted stock ............................           125                 125
Accumulated comprehensive income:
   Foreign currency translation gain ........................            --              18,989
   Net unrealized investment gain ...........................            --                 139
Shares issued upon exercise of stock options by employees,
        including tax benefit of $8,058 .....................            --              42,180

                                                                 ----------         -----------
Balance, December 28, 2002 ..................................    $     (216)        $   861,217
                                                                 ==========         ===========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                                     YEARS ENDED
                                                                                   --------------------------------------------
                                                                                   DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                                       2002            2001            2000
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
  Net income ...................................................................   $    117,987    $     87,373    $     56,749
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ............................................         28,272          35,642          33,762
      Provision for losses and allowances on trade and other receivables .......          4,271           7,988           7,165
      Stock issued to ESOP trust ...............................................          1,340           2,225           2,193
      Provision (benefit) for deferred income taxes ............................            226             292          (1,335)
      Undistributed (earnings) losses of affiliates ............................           (659)           (414)          1,878
      Minority interest in net income of subsidiaries ..........................          2,591           1,462           1,757
      Write-off of equipment, intangibles and other ............................            145           7,067             701
  Changes in operating assets and liabilities
     (net of purchase acquisitions):
      (Increase) decrease in accounts receivable ...............................         (2,023)          3,194           5,186
      (Increase) decrease in inventories .......................................        (23,075)        (17,850)          4,630
      (Increase) decrease in other current assets ..............................        (18,445)          8,808          (4,628)
      Increase in accounts payable and accruals ................................         24,039          55,124          44,936
                                                                                   ------------    ------------    ------------
Net cash provided by operating activities ......................................        134,669         190,911         152,994
                                                                                   ------------    ------------    ------------

Cash flows from investing activities:
  Capital expenditures .........................................................        (47,543)        (46,127)        (29,743)
  Business acquisitions, net of cash acquired of $0, $228, and $0 ..............        (36,224)         (8,588)         (6,838)
  Purchase of marketable securities with maturities of more than three months...        (55,211)              -               -
  Other ........................................................................         (3,780)           (355)         (9,645)
                                                                                   ------------    ------------    ------------
Net cash used in investing activities ..........................................       (142,758)        (55,070)        (46,226)
                                                                                   ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from issuance of long-term debt .....................................              -          10,166               -
  Principal payments on long-term debt .........................................        (14,941)        (13,042)         (5,147)
  Proceeds from issuance of stock upon exercise of stock options by employees...         34,122          14,155           6,283
  Proceeds from borrowing from banks ...........................................          3,061           1,988           9,714
  Payments on borrowings from banks ............................................         (2,667)        (12,740)        (89,047)
  Other ........................................................................           (892)           (156)            346
                                                                                   ------------    ------------    ------------
Net cash provided by (used in) financing activities ............................         18,683             371         (77,851)
                                                                                   ------------    ------------    ------------
Net increase in cash and cash equivalents ......................................         10,594         136,212          28,917
Effect of exchange rate changes on cash and cash equivalents ...................         (3,310)         (1,207)          3,426
Cash and cash equivalents, beginning of year ...................................        193,367          58,362          26,019
                                                                                   ------------    ------------    ------------
Cash and cash equivalents, end of year .........................................   $    200,651    $    193,367    $     58,362
                                                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Henry Schein, Inc. and all of its wholly-owned and majority-owned subsidiaries (collectively the "Company"). Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned, are accounted for under the equity method. All intercompany accounts and transactions are eliminated in consolidation.

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

FISCAL YEAR

     The Company reports its operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The fiscal years ended December 28, 2002 and December 29, 2001 consisted of 52 weeks. The fiscal year ended December 30, 2000 consisted of 53 weeks.

REVENUE RECOGNITION

     Sales are recorded when products are shipped or services are rendered to customers, as the Company generally has no significant post delivery obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable. Revenues derived from post contract customer support for practice management software are deferred and recognized ratably over the period in which the support is to be provided, generally one year. Revenues from freight charged to customers are recognized when products are shipped. Provisions for discounts, rebates to customers, customer returns and other adjustments are provided for in the period the related sales are recorded based on historical data.

MARKETABLE SECURITIES

     Marketable securities held by the Company are classified as available-for-sale and are recorded at fair value. The fair value of substantially all securities is determined by quoted market prices. Unrealized gains and losses, net of related taxes, are included as a separate component of stockholders' equity.

ACCOUNTS RECEIVABLE AND CREDIT POLICIES

     The carrying amount of accounts receivable is reduced by a valuation allowance that reflects management's best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, management considers many factors in estimating its general allowance, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, management may adjust its assumptions for anticipated changes in any of those or other factors expected to affect collectability.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

     Allowances for accounts receivable, comprised primarily of the allowance for doubtful accounts and the allowance for sales returns, were $36,200 and $31,929 at December 28, 2002 and December 29, 2001, respectively.

DIRECT SHIPPING AND HANDLING COSTS

     Freight and other direct shipping costs are included in "Cost of sales". Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to the Company's customers are reflected in "Selling, general and administrative" expenses. These costs were approximately $23,200, $21,200, and $17,700 for the years ended 2002, 2001, and 2000, respectively.

ADVERTISING

     The Company generally expenses advertising and promotional costs as incurred. Total advertising and promotional expenses were approximately $13,900, $14,300, and $13,900 for fiscal years ended 2002, 2001, and 2000, respectively.

INVENTORIES

     Inventories consist substantially of finished goods and are valued at the lower of cost or market. Cost is determined primarily by the first-in, first-out ("FIFO") method.

PROPERTY AND EQUIPMENT AND DEPRECIATION AND AMORTIZATION

     Property and equipment are stated at cost. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

                                                               Years
                                                             ----------
         Buildings and improvements ....................          40
         Machinery and warehouse equipment .............        5-10
         Furniture, fixtures and other .................        3-10
         Computer equipment and software ...............         3-8

     Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

     Capitalized software costs consist of costs to purchase and develop software. Costs incurred during the application development stage for software bought and further customized by outside vendors for the Company's use and software developed by a vendor for the Company's proprietary use have been capitalized. Costs incurred for the Company's own personnel who are directly associated with software development are also capitalized.

TAXES ON INCOME

     The Company accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

consequences, the Company generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. The Company files a consolidated United States Federal income tax return with its 80% or greater owned United States subsidiaries.

STATEMENT OF CASH FLOWS

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments and other short-term investments with an initial maturity of three months or less to be cash equivalents.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

     The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated comprehensive loss account in stockholders' equity. Gains and losses resulting from foreign currency transactions are included in earnings.

DERIVATIVE FINANCIAL INSTRUMENTS

     On December 31, 2000, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("FAS 133"), as amended and interpreted, which requires that all derivative instruments be recorded on the balance sheet at their fair value. The impact of adopting FAS 133 on the Company's Statement of Income and Balance Sheet was not material.

     The Company uses derivatives to reduce its exposure to fluctuations in foreign currencies. Derivative products, specifically foreign currency forward contracts, are used to hedge the foreign currency exposures underlying certain intercompany investments, debt and interest, and certain forecasted transactions with foreign vendors. The Company does not enter such contracts for speculative purposes.

     Most derivative instruments are designated as hedging instruments based on exposure being hedged. Increases or decreases in the value of hedges (primarily related to intercompany debt of a long-term investment nature) are included in accumulated comprehensive income or loss. Derivatives that are not hedges are adjusted to fair value through earnings.

     The fair value of derivative contracts at December 28, 2002 and December 29, 2001 was immaterial. The amount of net gains and losses during 2002 and 2001 was immaterial.

ACQUISITIONS

     The net assets of businesses purchased are recorded at their fair value at the acquisition date and the consolidated financial statements include their operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is included in goodwill. Certain acquisitions provide

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over future periods. The Company's policy is to record a liability and adjust goodwill for such amounts when the targets are met.

GOODWILL

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"), effective for fiscal years beginning after December 15, 2001. Under the new standards, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with FAS 142. The Company estimates fair value of its reporting units in accordance with the new standard and compares these valuations with the respective book values for each of the reporting units to determine whether any goodwill impairment exists. The goodwill is substantially related to the Company's healthcare distribution segment. In determining fair value, the Company considers past, present and future expectations of performance. As required by FAS 142, the Company will complete subsequent goodwill impairment tests at least annually. During the fourth quarter of 2002, the Company completed the annual test using a methodology similar to the transitional test and determined that there was no impairment of goodwill as of the first day of the fourth quarter.

LONG-LIVED ASSETS

     Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

     Other intangible assets continue to be amortized over their estimated useful lives. The Company has reassessed the estimated useful lives of its intangible assets, which primarily consist of non-compete agreements, and no changes have been deemed necessary.

STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro forma information regarding net income and earnings per share has been determined as if the Company and its acquired subsidiaries had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123 "Accounting for Stock-Based Compensation", ("FAS 123"). The weighted average fair value of options granted during 2002, 2001, and 2000 was $25.13, $17.05, and $8.85, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002, 2001, and 2000: risk-free interest rates of 4.8% for 2002, 5.0% for 2001, and 6.3% for 2000; volatility factor of the expected market price of the Company's Common Stock of 49.6% for 2002, 48.0% for 2001, and 45.1% for 2000, assumed dividend yield of 0% for all years and a weighted-average expected life of the option of 10 years.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

     Under the accounting provisions of FAS 123, the Company's net income and net income per common share would have been adjusted to the pro forma amounts indicated below:

                                                                   YEARS ENDED
                                                    -----------------------------------------
                                                    DECEMBER 28,   DECEMBER 29,  DECEMBER 30,
                                                       2002           2001          2000
                                                    ------------   -----------   ------------
Net income as reported .........................    $    117,987   $    87,373   $     56,749
     Deduct: Total stock-based employee
      compensation expense determined under
      fair value method ........................          (9,340)       (6,645)        (8,119)
                                                    ------------   -----------   ------------
Pro forma net income ...........................    $    108,647   $    80,728   $     48,630
                                                    ============   ===========   ============

Net income per common share - as reported:
     Basic .....................................    $       2.71   $      2.06   $       1.38
                                                    ============   ===========   ============
     Diluted ...................................    $       2.63   $      2.01   $       1.35
                                                    ============   ===========   ============
Net income per common share - pro forma:
     Basic .....................................    $       2.50   $      1.91   $       1.18
                                                    ============   ===========   ============
     Diluted ...................................    $       2.42   $      1.85   $       1.16
                                                    ============   ===========   ============

EARNINGS PER SHARE

     Basic earnings per share includes no dilution and is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflect, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options.

COMPREHENSIVE INCOME

     Comprehensive income includes certain gains and losses that, under generally accepted accounting principles, are excluded from net income as these amounts are recorded directly as an adjustment to stockholders' equity. The Company's comprehensive income is comprised of net income, unrealized gains (losses) on marketable securities and foreign currency translation adjustments.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", ("FAS 146"). This Statement addresses financial accounting and reporting for costs associated with exit

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)", ("EITF 94-3"). The principal difference between this Statement and EITF 94-3 relates to the Statement's requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material impact on its financial position or results of operations.

     In September 2002, the EITF reached a consensus on Issue 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables", ("EITF 00-21"). EITF 00-21 addresses certain aspects of the accounting by a vendor for arrangements under which it will perform multiple revenue generating activities. Those arrangements could involve the delivery or performance of multiple products, services, or rights to use assets, and the performance could occur at different points in time or over different periods of time. The Issue addresses when and, if so, how a company should divide an arrangement involving multiple deliverables into separate units of accounting. EITF 00-21 is effective for revenue arrangements entered into in fiscal years beginning after December 15, 2002. The Company does not expect the adoption of EITF 00-21 to have a material impact on its financial position or results of operations.

     On December 31, 2002, the FASB amended the transition and disclosure requirements of FASB Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"), through the issuance of FASB Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure", ("FAS 148"). FAS 148 amends the existing disclosures that a company should make in its annual financial statements and requires, for the first time, disclosures in interim financial reports. Those disclosures are required regardless of the method being used to account for stock-based employee compensation. The amended and new disclosure requirements are effective for the Company for the fiscal year ending December 27, 2003. The adoption of the disclosure requirements of FAS 148 will not have a material affect on the Company's financial statements. As permitted under FAS 123, management applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     In November 2002, the FASB issued FASB Interpretation No. 45, ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

     In January 2003, the FASB issued FASB Interpretation No. 46, ("FIN 46"), "Consolidation of Variable Interest Entities". FIN 46 clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is applicable immediately for variable interest entities created after January 31, 2003. For variable interest

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1-SIGNIFICANT ACCOUNTING POLICIES-(CONTINUED)

entities created prior to January 31, 2003, the provisions of FIN 46 are applicable no later than July 1, 2003. The Company does not expect this Interpretation to have an effect on the consolidated financial statements.

NOTE 2-EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per common share follows:

                                                                                 YEARS ENDED
                                                                  -----------------------------------------
                                                                  DECEMBER 28,   DECEMBER 29,  DECEMBER 30,
                                                                     2002           2001           2000
                                                                  ------------   -----------   ------------
              Basic ................................                43,489,229     42,366,048    41,243,600
              Effect of assumed conversion of
                 employee stock options ............                 1,382,965      1,179,061       763,409
                                                                  ------------   ------------  ------------
              Diluted ..............................                44,872,194     43,545,109    42,007,009
                                                                  ============   ============  ============

     Options to purchase approximately 30,000, 1,114,000, and 3,011,000, shares of common stock at prices ranging from $46.80 to $54.00, $35.50 to $46.00, and $19.73 to $46.00 per share that were outstanding during 2002, 2001, and 2000, respectively, were excluded from the computation of diluted earnings per common share for each of the respective years because the options' exercise prices exceeded the fair market value of the Company's common stock.

NOTE 3-INVESTMENTS IN MARKETABLE SECURITIES

     Investments in available-for-sale securities at December 28, 2002 were as follows:


                                                                               GROSS          FAIR
                                                               AMORTIZED     UNREALIZED      MARKET
                                                                  COST          GAIN         VALUE
                                                              ------------  ------------   ------------
          DEBT SECURITIES RECORDED AT MARKET,
          MATURING WITHIN ONE YEAR
            U.S. government and agency securities ........    $      7,517  $         68   $      7,585
            Municipal securities .........................          14,512             4         14,516
            Corporate notes and bonds ....................           9,106             2          9,108
                                                              ------------  ------------   ------------
               Total short-term ..........................          31,135            74         31,209
                                                              ------------  ------------   ------------

          DEBT SECURITIES RECORDED AT MARKET,
          MATURING BETWEEN ONE AND TWO YEARS (1)
            U.S. government and agency securities ........          15,911            64         15,975
            Municipal securities .........................           1,000            -           1,000
            Corporate notes and bonds ....................           7,000             1          7,001
                                                              ------------  ------------   ------------
               Total long-term ...........................          23,911            65         23,976
                                                              ------------  ------------   ------------

                                                              ------------  ------------   ------------
          Total investments in marketable securities .....    $     55,046  $        139   $     55,185
                                                              ============  ============   ============

----------
       (1) Investments maturing between one and two years are recorded in investments and other.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 3-INVESTMENTS IN MARKETABLE SECURITIES-(CONTINUED)

     The Company determines cost on the specific identification basis. Proceeds from sales of available-for-sale securities were immaterial in 2002 and 2001. There were no material gains or losses on the sales of securities in 2002. The securities held on December 28, 2002 had contractual maturities of up to two years. Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

NOTE 4-PROPERTY AND EQUIPMENT, NET

     Major classes of property and equipment consist of the following:

                                                                      DECEMBER 28,      DECEMBER 29,
                                                                         2002              2001
                                                                      ------------      ------------
     Land .....................................................       $      7,061      $      3,540
     Buildings and leasehold improvements .....................             62,724            52,257
     Machinery and warehouse equipment ........................             27,165            24,016
     Furniture, fixtures and other ............................             25,737            27,096
     Computer equipment and software ..........................            121,364           101,894
                                                                      ------------      -----------
                                                                           244,051           208,803
     Less accumulated depreciation and amortization ...........            101,519            90,823
                                                                      ------------      -----------
     Net property and equipment ...............................       $    142,532      $    117,980
                                                                      ============      ============

     The net book value of equipment held under capital leases amounted to approximately $930 and $1,081 as of December 28, 2002 and December 29, 2001, respectively (See Note 15(b)).

NOTE 5-GOODWILL AND OTHER INTANGIBLES, NET

     The Company completed the transitional goodwill impairment test required by FASB Statement No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"), in the second quarter of 2002. The Company estimated fair value of its reporting units in accordance with the new standard and compared these valuations with the respective book values for each of the reporting units to determine whether any goodwill impairment existed. In determining fair value, the Company considered past, present and future expectations of performance and determined that there was no goodwill impairment in any of the Company's reporting units as of the adoption date, December 30, 2001.

     As required by FAS 142, the Company will complete subsequent goodwill impairment tests at least annually. During the fourth quarter of 2002, the Company completed the annual test using a methodology similar to the transitional test and determined that there was no impairment of goodwill as of the first day of the fourth quarter.

     The changes in the carrying amount of goodwill for the year ended December 28, 2002 are as follows:

                                                           HEALTHCARE
                                                          DISTRIBUTION    TECHNOLOGY       TOTAL
                                                          ------------    ----------    ------------
Balance as of December 29, 2001 .......................   $    279,666    $      315    $    279,981
  Adjustments to goodwill:
     Acquisition costs incurred during the year
       ended December 28, 2002 ........................         10,486            20          10,506
     Foreign currency translation .....................         12,442            -           12,442
     Other ............................................           (242)           -             (242)
                                                          ------------    ----------    ------------
Balance as of December 28, 2002 .......................   $    302,352    $      335    $    302,687
                                                          ============    ==========    ============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 5-GOODWILL AND OTHER INTANGIBLES, NET-(CONTINUED)

     The acquisition costs incurred during the year ended December 28, 2002 related to contingent earnout payments relating to acquisitions made in prior years, increased ownership interest in consolidated subsidiaries, and the acquisition of a dental consumable supply business. The acquisition of the dental consumable supply business was not material.

     With the adoption of FAS 142, the Company ceased amortization of goodwill as of December 30, 2001. The following table presents the results of the Company for all periods presented on a comparable basis:

                                                                          YEARS ENDED
                                                          --------------------------------------------
                                                          DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                              2002            2001           2000
                                                          ------------    ------------    ------------
Net income ............................................   $    117,987    $     87,373    $     56,749
Add back goodwill amortization, net of
  income tax provision ................................              -           7,296           6,993
                                                          ------------    ------------    ------------
Adjusted net income ...................................   $    117,987    $     94,669    $     63,742
                                                          ============    ============    ============

Diluted net income per common share:
 Net income ...........................................   $       2.63    $       2.01    $       1.35
 Add back goodwill amortization, net of
   income tax provision ...............................              -            0.17            0.17
                                                          ------------    ------------    ------------
Adjusted diluted net income per common share ..........   $       2.63    $       2.18    $       1.52
                                                          ============    ============    ============

     Other intangible assets as of December 28, 2002 and December 29, 2001 are as follows:

                                                 DECEMBER 28, 2002            DECEMBER 29, 2001
                                           ---------------------------   -----------------------------
                                                          ACCUMULATED                    ACCUMULATED
                                                COST      AMORTIZATION       COST        AMORTIZATION
                                           ------------   ------------   -------------   -------------
Other intangible assets:
 Non-compete agreements .................  $     10,826   $     (3,549)  $      10,426   $      (2,850)
 Other ..................................           986           (602)            945            (498)
                                           ------------   -------------  -------------   --------------
Total ...................................  $     11,812   $     (4,151)  $      11,371   $      (3,348)
                                           ============   =============  =============   ==============

     Amortization of other intangible assets for the years ended December 28, 2002 and December 29, 2001 was approximately $1,085 and $1,300, respectively. The annual amortization expense expected for the years 2003 through 2007 is $763, $626, $485, $285, and $268, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 6-INVESTMENTS AND OTHER

     Investments and other consist of the following:

                                                              DECEMBER 28,   DECEMBER 29,
                                                                 2002            2001
                                                              ------------   -------------
Long-term notes receivables (1) ..........................    $     39,566   $     41,214
Investments in long-term marketable securities ...........          23,976              -
Investment in unconsolidated affiliates (2) ..............           4,728          4,201
Other ....................................................           9,373          7,058
                                                              ------------   ------------
                                                              $     77,643   $     52,473
                                                              ============   ============

----------
     (1) Long-term notes receivable carry interest rates ranging from 2.8% to 12.0% and are due in varying installments through 2020. Long-term notes receivables include various notes due arising from the sale of certain businesses of approximately $22,532 in 2002 and $22,251 in 2001.

     (2) The Company's investment as of December 28, 2002 and December 29, 2001, is a 50% interest in an unconsolidated affiliate, which is involved in the healthcare distribution business.

NOTE 7-BUSINESS ACQUISITIONS

     During the year ended December 28, 2002, the Company completed the acquisition of one healthcare distribution business and purchased additional interest in three consolidated subsidiaries in Europe. These purchases were not considered material either individually or in the aggregate.

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

     Summarized unaudited pro forma results of operations for the acquisitions completed during fiscal 2002, 2001 and 2000, which were accounted for under the purchase method of accounting, are not presented as the impact of reflecting the Company's results of operations, which assumed the acquisitions occurred as of the beginning of the fiscal period, is not material.

     During the fourth quarter of 2002, the Company revised some of its estimates of the merger and integration expenses from prior years. These changes in estimates were attributable to facts and circumstances that arose subsequent to the original charges.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 7-BUSINESS ACQUISITIONS-(CONTINUED)

     Merger and integration (credits) and costs were as follows:

                                                                                        YEARS ENDED
                                                                         ------------------------------------------
                                                                         DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                                            2002           2001            2000
                                                                         ------------   ------------   ------------
Direct transaction / merger (credits) costs (1) ......................   $     (1,469)  $          -   $        585
                                                                         ------------   ------------   ------------

Integration costs (credits):
    Severance and other direct costs .................................             65              -              -
    Costs associated with the closure of distribution centers (2) ....            257              -              -
    Long-lived asset write-off and impairment  .......................            (16)             -              -
                                                                         ------------   ------------   ------------
      Total integration costs ........................................            306              -              -
                                                                         ------------   ------------   ------------
    Total merger and integration (credits) costs .....................   $     (1,163)  $          -   $        585
                                                                         ============   ============   ============

----------
(1) Primarily investment banking and professional fees (primarily legal fees resulting from the acquisition).
(2) Primarily rent and consulting fees.

     The following table shows the activity in the merger and integration accruals:

                                              BALANCE AT                            ADJUSTMENTS TO
                                             BEGINNING OF                           REFLECT ACTUAL   BALANCE AT
                                                 YEAR       PROVISION   PAYMENTS          COST       END OF YEAR
                                             ------------   ---------   --------    --------------   -----------
YEAR ENDED DECEMBER 30, 2000:
  Severance and other direct costs ....      $      1,694   $       -   $   (947)   $            -   $       747
  Direct transaction and other
     integration costs ................             8,399         585     (4,844)                -         4,140
                                             ------------   ---------   --------    --------------   -----------
                                             $     10,093   $     585   $ (5,791)   $            -   $     4,887
                                             ============   =========   ========    ==============   ===========

YEAR ENDED DECEMBER 29, 2001:
  Severance and other direct costs ....      $        747   $       -   $   (382)   $            -   $       365
  Direct transaction and other
     integration costs ................             4,140           -     (1,957)                -         2,183
                                             ------------   ---------   --------    --------------   -----------
                                             $      4,887   $       -   $ (2,339)   $            -   $     2,548
                                             ============   =========   ========    ==============   ===========

YEAR ENDED DECEMBER 28, 2002:
  Severance and other direct costs ....      $        365   $       -   $   (164)   $           65   $       266
  Direct transaction and other
     integration costs ................             2,183           -       (667)           (1,228)          288
                                             ------------   ---------   --------    --------------   -----------
                                             $      2,548   $       -   $   (831)   $       (1,163)  $       554
                                             ============   =========   ========    ==============   ===========

     As a result of the acquisitions and integration of certain businesses into the Company's infrastructure, 870 employees were terminated through December 25, 1999. Of the terminated employees, 206 received severance during 1999, 37 received severance during 2000, 11 received severance during 2001, one received severance during 2002, and one was owed severance at December 28, 2002.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 8-PLAN OF RESTRUCTURING

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

     During the fourth quarter of 2002, the Company revised some of the original estimates of its anticipated restructuring expenses. These changes in estimates are attributable to facts and circumstances that arose subsequent to the original charges. As a result, the Company recorded additional expenses.

     The following table shows amounts expensed and paid in 2002 for restructuring costs that were initially incurred and accrued in 2000:

                                                   BALANCE AT                ADJUSTMENTS TO    BALANCE AT
                                                  DECEMBER 29,               REFLECT ACTUAL   DECEMBER 28,
                                                      2001       PAYMENTS         COST            2002
                                                  ------------   --------    --------------   -------------
Severance costs (1) .........................     $        633   $   (446)   $          105   $         292
Facility closing costs (2) ..................            2,645       (812)              317           2,150
Other professional and consulting costs .....               41          -                 7              48
                                                  ------------   --------    --------------   -------------
                                                  $      3,319   $ (1,258)   $          429   $       2,490
                                                  ============   ========    ==============   =============

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

     The Company paid severance to 104 of these employees during 2001, and to six of these employees during 2002. At December 28, 2002, one employee was owed severance pay and benefits related to the restructuring plan.

NOTE 9-BANK CREDIT LINES

     At December 28, 2002, certain subsidiaries of the Company had available various short-term bank credit lines totaling approximately $28,209, expiring through January 2004. Borrowings of $4,790 under these credit lines, bear interest rates ranging from 3.65% to 6.50%, and were collateralized by accounts receivable, inventory and property and equipment with an aggregate net book value of $88,504 at December 28, 2002.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 10-LONG-TERM DEBT

     Long-term debt consists of:

                                                                                YEARS ENDED
                                                                       -----------------------------
                                                                       DECEMBER 28,     DECEMBER 29,
                                                                          2002               2001
                                                                       ------------     ------------
Private Placement Loans (a) ........................................   $    230,000     $    230,000
Borrowings under Revolving Credit Agreement (b) ....................              -                -
Notes payable to banks, interest at 4.15% to 6.94%,
  payable in quarterly installments ranging from $43 to $74
  through 2019, semi-annual installments of $452 paid through
  2002 and a lump sum payment of $5,423 which was repaid
  on January 1, 2002 ...............................................         11,667           21,091
Various loans payable with interest, in varying
  installments through 2004, uncollateralized ......................          1,509            2,517
Note payable, interest payable quarterly
  at 5.28% plus a margin; repaid on January 1, 2002 ................              -            1,644
Capital lease obligations in various installments through
  fiscal 2010; interest at 6.4% to 11.2% or varies with
  prime rate (see Note 15 (b)) .....................................          2,047            2,140
                                                                       ------------     ------------
Total ..............................................................        245,223          257,392
Less current maturities ............................................          2,662           15,223
                                                                       ------------     ------------
Total long-term debt ...............................................   $    242,561     $    242,169
                                                                       ============     ============

     As of December 28, 2002, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 2003 - $2,662; 2004 - $1,672; 2005 - $859; 2006 - $20,753; 2007 - $20,520.

(a) PRIVATE PLACEMENT LOANS

     On June 30, 1999 and September 25, 1998, the Company completed private placement transactions under which it issued $130,000 and $100,000, respectively, in Senior Notes. The $130,000 notes come due on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments on the $100,000 notes totaling $20,000 are due annually starting September 25, 2006 and bear interest at a rate of 6.66% per annum. Interest on both notes is payable semi-annually.

     The agreements governing our Senior Notes provide, among other things, that the Company will maintain, on a consolidated basis, leverage and priority debt ratios and a minimum net worth. The agreements also contain restrictions relating to transactions with affiliates, annual dividends, mergers and acquisitions, and liens.

(b) REVOLVING CREDIT AGREEMENT

     On May 2, 2002, the Company renewed and increased its revolving credit facility to $200,000 from $150,000, extending the term to 2006. The interest rate on any borrowings under the agreement is based on LIBOR, or prime, as defined in the agreement, which were 1.48%, and 4.25%, respectively, at December 28, 2002. There were no borrowings outstanding at December 28, 2002. The agreement provides, among other things, that the Company will maintain, on a consolidated basis, as defined, interest coverage ratios, a maximum leverage ratio, and contains restrictions relating to annual dividends in excess of $25,000, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, certain changes in ownership and employee and shareholder loans.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 11-TAXES ON INCOME

     Taxes on income are based on income before taxes on income, minority interest and equity in earnings (losses) of affiliates as follows:

                                                                         YEARS ENDED
                                                         --------------------------------------------
                                                         DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                            2002            2001            2000
                                                         ------------    ------------    ------------
     Domestic ........................................   $    186,134    $    140,675    $    102,777
     Foreign .........................................          4,295            (324)         (6,243)
                                                         ------------    ------------    ------------
       Total .........................................   $    190,429    $    140,351    $     96,534
                                                         ============    ============    ============

     The provision (benefit) for taxes on income was as follows:

                                                                         YEARS ENDED
                                                         --------------------------------------------
                                                         DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                            2002            2001            2000
                                                         ------------    ------------    ------------
     Current tax expense:
       U.S. Federal ..................................   $     59,254    $     46,225    $     33,989
       State and local ...............................          9,223           3,806           2,882
       Foreign .......................................          1,807           1,607             614
                                                         ------------    ------------    ------------
          Total current ..............................         70,284          51,638          37,485
                                                         ------------    ------------    ------------
     Deferred tax expense (benefit):
       U.S. Federal ..................................         (1,196)           (162)         (1,046)
       State and local ...............................           (151)            234              90
       Foreign .......................................          1,573             220            (379)
                                                         ------------    ------------    ------------
          Total deferred .............................            226             292          (1,335)
                                                         ------------    ------------    ------------
          Total provision ............................   $     70,510    $     51,930    $     36,150
                                                         ============    ============    ============

     The tax effects of temporary differences that give rise to the Company's deferred tax asset (liability) are as follows:

                                                                                   YEARS ENDED
                                                                          ----------------------------
                                                                          DECEMBER 28,    DECEMBER 29,
                                                                              2002            2001
                                                                          ------------    ------------
     Current deferred tax assets:
       Inventory, premium coupon redemptions and accounts receivable
          valuation allowances .........................................  $     18,991    $     14,433
       Uniform capitalization adjustments to inventories ...............         3,473           3,578
       Other accrued liabilities .......................................         7,455           7,740
                                                                          ------------    ------------
          Total current deferred tax asset .............................        29,919          25,751
                                                                          ------------    ------------
     Non-current deferred tax asset (liability):
       Property and equipment ..........................................       (14,590)        (12,402)
       Provision for other long-term liabilities .......................       (17,723)         (5,198)
       Net operating loss carryforward .................................         1,318             150
       Net operating losses of foreign subsidiaries ....................        11,221           2,697
                                                                          ------------    ------------
          Total non-current deferred tax liability .....................       (19,774)        (14,753)
          Valuation allowance for non-current deferred tax assets (1) ..        (1,842)         (1,850)
                                                                          ------------    ------------
       Net non-current deferred tax liability ..........................       (21,616)        (16,603)
                                                                          ------------    ------------
     Net deferred tax asset ............................................  $      8,303    $      9,148
                                                                          ============    ============

----------
     (1) Primarily relates to operating losses of foreign subsidiaries.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 11-TAXES ON INCOME-(CONTINUED)

     The net deferred tax asset is realizable as the Company has sufficient taxable income in prior years to realize the tax benefit for deductible temporary differences. The non-current deferred tax liability is included in "Other liabilities" on the Consolidated Balance Sheets.

     At December 28, 2002, the Company has domestic unconsolidated net operating loss carryforwards of $3,340, which are available to offset future Federal taxable income through 2022. Foreign net operating losses totaled $32,915 at December 28, 2002. Such losses can be utilized against future foreign income. Of these foreign net operating losses, $545 expire in 2006, whereas the remaining have an indefinite life.

     The tax provisions differ from the amount computed using the Federal statutory income tax rate as follows:

                                                                                YEARS ENDED
                                                                --------------------------------------------
                                                                DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                                                    2002           2001            2000
                                                                ------------    ------------    ------------
Provision at Federal statutory rate ........................    $     66,652    $     49,122    $     33,785
State income taxes, net of Federal income tax effect .......           5,897           2,626           1,874
Other ......................................................          (2,039)            182             491
                                                                ------------    ------------    ------------
Income tax provision .......................................    $     70,510    $     51,930    $     36,150
                                                                ============    ============    ============

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to the Company or a U.S. affiliate, or if the Company should sell its stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, the Company believes that foreign tax credits would substantially offset any U.S. tax. At December 28, 2002, the cumulative amount of reinvested earnings was approximately $9,510.

NOTE 12-FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS

(a) FINANCIAL INSTRUMENTS

     To reduce its exposure to fluctuations in foreign currencies, the Company is party to foreign currency forward contracts with major financial institutions, which are used to hedge the foreign currency market exposures underlying certain intercompany debt and certain forecasted transactions with foreign vendors.

     As of December 28, 2002, the Company had outstanding foreign currency forward contracts aggregating $78,012, of which, $73,633 related to intercompany debt and $4,379 related to the purchase and sale of merchandise from foreign vendors. The contracts hedge against currency fluctuations of British Pounds ($38,132), Euros ($34,916), Australian Dollars ($3,854), Swiss Francs ($794),
Japanese Yen ($234), and New Zealand Dollars ($82). As of December 28, 2002, the fair value of these contracts, which are determined by quoted market prices and expire through January 2004, was not material. For the year ended December 28, 2002, the Company recognized an immaterial loss relating to its foreign currency forward contracts.

     While the Company is exposed to credit loss in the event of non-performance by the counter parties of these contracts, the Company does not anticipate non-performance by the counter parties. The Company does not require collateral or other security to support these financial instruments.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 12-FINANCIAL INSTRUMENTS AND CREDIT RISK CONCENTRATIONS-(CONTINUED)

(b) CONCENTRATIONS OF CREDIT RISK

     Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of trade receivables and short-term cash investments. The Company places its short-term cash investments with high credit quality financial institutions and, by policy, limits the amount of credit exposure to any one financial institution. Concentrations of credit risk with respect to trade receivables are limited due to a large customer base and its dispersion across different types of healthcare professionals and geographic areas. The Company maintains an allowance for doubtful accounts based on the expected collectability of all accounts receivable.

NOTE 13-SEGMENT AND GEOGRAPHIC DATA

     The Company has two reportable segments: healthcare distribution and technology. The healthcare distribution segment, which is comprised of the Company's dental, medical, and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals in the combined United States, Canada, and international markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers. The technology segment consists primarily of the Company's practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the United States and Canada.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based primarily on operating income.

     The Company's reportable operations are strategic business units that offer different products and services to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following table presents information about the Company's business segments:


                                                                       YEARS ENDED
                                                        ------------------------------------------
                                                        DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                            2002         2001 (1)       2000 (1)
                                                        ------------   ------------   ------------
NET SALES:
Healthcare distribution (2):
     Dental ........................................    $  1,227,273   $  1,121,394   $  1,087,073
     Medical .......................................       1,093,956        982,569        851,301
     International (3) .............................         437,046        398,071        389,946
                                                        ------------   ------------   ------------
          Total healthcare distribution ............       2,758,275      2,502,034      2,328,320
Technology (4) .....................................          66,726         56,209         53,401
                                                        ------------   ------------   ------------
     Total .........................................    $  2,825,001   $  2,558,243   $  2,381,721
                                                        ============   ============   ============

----------
(1) Reclassified to conform to current period presentation.

(2) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.

(3) Consists of products sold in Dental, Medical and Veterinary markets, primarily in Europe.

(4) Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare professionals in the United States and Canada.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13-SEGMENT AND GEOGRAPHIC DATA-(CONTINUED)

                                                                                         YEARS ENDED
                                                                         ------------------------------------------
                                                                         DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                                             2002        2001  (1)      2000  (1)
                                                                         ------------   ------------   ------------
OPERATING INCOME:
  Healthcare distribution (includes merger and integration and restructuring (credits) costs of $(734), $0, and $14,666,
    respectively) ....................................................   $    170,987   $    128,337   $     92,278
  Technology (includes merger and integration and restructuring
    costs of $0, $0, and $358, respectively) .........................         26,016         19,413         20,311
                                                                         ------------   ------------   ------------
  Total ..............................................................   $    197,003   $    147,750   $    112,589
                                                                         ============   ============   ============

INTEREST INCOME:
  Healthcare distribution ............................................   $     10,354   $      9,565   $      5,345
  Technology .........................................................          4,022          2,494          4,199
                                                                         ------------   ------------   ------------
  Total ..............................................................   $     14,376   $     12,059   $      9,544
                                                                         ============   ============   ============

INTEREST EXPENSE:
  Healthcare distribution ............................................   $     18,012   $     18,814   $     22,939
  Technology .........................................................          3,878            491            735
                                                                         ------------   ------------   ------------
  Total ..............................................................   $     21,890   $     19,305   $     23,674
                                                                         ============   ============   ============

DEPRECIATION AND AMORTIZATION:
  Healthcare distribution ............................................   $     25,978   $     34,412   $     32,756
  Technology .........................................................          2,294          1,230          1,006
                                                                         ------------   ------------   ------------
  Total ..............................................................   $     28,272   $     35,642   $     33,762
                                                                         ============   ============   ============

CAPITAL EXPENDITURES:
  Healthcare distribution ............................................   $     46,641   $     45,428   $     28,358
  Technology .........................................................            902            699          1,385
                                                                         ------------   ------------   ------------
  Total ..............................................................   $     47,543   $     46,127   $     29,743
                                                                         ============   ============   ============

                                                                         DECEMBER 28,   DECEMBER 29,   DECEMBER 30,
                                                                             2002        2001  (1)      2000  (1)
                                                                         ------------   ------------   ------------
TOTAL ASSETS:
  Healthcare distribution ............................................   $  1,533,529   $  1,369,241   $  1,202,331
  Technology .........................................................        106,319         75,030         82,825
                                                                         ------------   ------------   ------------
  Total ..............................................................   $  1,639,848   $  1,444,271   $  1,285,156
                                                                         ============   ============   ============

----------
  (1) Reclassified to conform to current period presentation.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 13-SEGMENT AND GEOGRAPHIC DATA-(CONTINUED)

     The following table reconciles segment totals to consolidated totals as of, and for the years ended December 28, 2002, December 29, 2001, and December 30, 2000:

                                                                            2002          2001 (1)        2000 (1)
                                                                        ------------    ------------    ------------
TOTAL ASSETS:
  Total assets for reportable segments ...............................  $  1,639,848    $  1,444,271    $  1,285,156
  Receivables due from healthcare distribution segment ...............       (80,855)        (57,685)        (46,494)
  Receivables due from technology segment ............................          (941)         (1,158)         (7,594)
                                                                        ------------    ------------    ------------
    Consolidated total assets ........................................  $  1,558,052    $  1,385,428    $  1,231,068
                                                                        ============    ============    ============

INTEREST INCOME:
  Total interest income for reportable segments ......................  $     14,376    $     12,059    $      9,544
  Interest on receivables due from healthcare distribution segment ...        (3,878)         (1,737)         (2,887)
  Interest on receivables due from technology segment ................           (52)           (244)           (378)
                                                                        ------------    ------------    ------------
    Total consolidated interest income ...............................  $     10,446    $     10,078    $      6,279
                                                                        ============    ============    ============

INTEREST EXPENSE:
  Total interest expense for reportable segments .....................  $     21,890    $     19,305    $     23,674
  Interest on payables due to healthcare distribution segment ........           (52)           (244)           (378)
  Interest on payables due to technology segment .....................        (3,878)         (1,737)         (2,887)
                                                                        ------------    ------------    ------------
    Total consolidated interest expense ..............................  $     17,960    $     17,324    $     20,409
                                                                        ============    ============    ============

----------
(1) Reclassified to conform to current period presentation.

     The following table presents information about the Company by geographic area as of, and for the years ended December 28, 2002, December 29, 2001, and December 30, 2000. Revenues by geographic area are based on the respective locations of the Company's subsidiaries. No individual country, except for the United States, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of United States export sales.

                                              2002                          2001                          2000
                                   ---------------------------   ---------------------------   ---------------------------
                                                   LONG-LIVED                    LONG-LIVED                    LONG-LIVED
                                     NET SALES       ASSETS        NET SALES       ASSETS        NET SALES       ASSETS
                                   ------------   ------------   ------------   ------------   ------------   ------------
    United States and Canada ...   $  2,403,734   $    322,315   $  2,179,645   $    296,858   $  2,010,398   $    271,188
    Europe and other ...........        421,267        130,565        378,598        109,126        371,323        115,493
                                   ------------   ------------   ------------   ------------   ------------   ------------
    Consolidated Total .........   $  2,825,001   $    452,880   $  2,558,243   $    405,984   $  2,381,721   $    386,681
                                   ============   ============   ============   ============   ============   ============

     The Company's subsidiary located in Germany had long-lived assets of $85,230, $71,825, and $77,995 at December 28, 2002, December 29, 2001, and
December 30, 2000, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 14-STOCKHOLDERS' EQUITY

(a) COMMON STOCK PURCHASE RIGHTS

     On November 30, 1998, the Company's Board of Directors adopted a Stockholder Rights Plan (the "Rights Plan"), and declared a dividend under the Rights Plan of one Common Stock purchase right (a "Right") on each outstanding share of the Company's Common Stock. Until the occurrence of certain events, each share of Common Stock that is issued will also have a Right attached to it. The Rights provide, in substance, that should any person or group acquire 15% or more of the outstanding Common Stock of the Company after the date of adoption of the Rights Plan, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a certain number of shares of Common Stock for 50% of the then-current market value of the Common Stock. Unless a 15% acquisition has occurred, the Company may redeem the Rights at any time prior to the termination date of the Rights Plan. This Right to purchase the Common Stock at a discount will not be triggered by a person's or group's acquisition of 15% or more of the Common Stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the stockholders' best interests. In addition, the Right will not be triggered by the positions of existing shareholders.

     Certain business combinations with an acquiring person or its affiliates will trigger an additional feature of the Rights. Each Right, other than Rights held by the acquiring person or group, will entitle its holder to purchase a certain number of shares of the Common Stock of the acquiring person at a price equal to 50% of the market value of such shares at the time of exercise. Initially, the Rights will be attached to, and trade with, the certificates representing the Company's outstanding shares of Common Stock and no separate certificates representing the Rights will be distributed. The Rights will become exercisable only if a person or group acquires, or commences a tender or exchange offer for, 15% or more of the Company's Common Stock.

     The Board of Directors may, at its option, redeem all but not less than all of the then outstanding Rights at a redemption price of $0.01 per Right at any time prior to the earlier of (a) any person or group acquiring 15% or more of the Company's Common Stock or (b) the final expiration date of November 30, 2008.

(b) STOCK OPTIONS

     The Company established the 1994 Stock Option Plan (the "Plan") for the benefit of certain employees. As amended in June 2001, pursuant to this plan the Company may issue up to approximately 4,445,000 shares of its Common Stock. The Plan provides for two classes of options: Class A options and Class B options. A maximum of 237,897 shares of Common Stock may be covered by Class A options. Both incentive and non-qualified stock options may be issued under the Plan.

     In 1995, Class A options to acquire 237,897 common shares were issued to certain executive management at an exercise price of $4.21 per share, substantially all of which became exercisable upon the closing of the Company's initial public offering which was on November 3, 1995. The exercise price of all Class B options issued has been equal to the market price on the date of grant, and accordingly, no compensation cost has been recognized. Substantially all Class B options become exercisable up to the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 14-STOCKHOLDERS' EQUITY-(CONTINUED)

     On May 8, 1996, the Company's stockholders approved the 1996 Non-Employee Director Stock Option Plan. As amended in June 2002, pursuant to this plan the Company may grant options to each director who is not also an officer or employee of the Company, for up to 100,000 shares of the Company's Common Stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During 2002, 2001, and 2000, 40,000, 12,000, and 0, options, respectively, were granted to certain non-employee directors at exercise prices, which were equal to the market price on the date of grant.

     Additionally, in 1997 as a result of the Company's acquisition of Sullivan Dental Products, Inc. and Micro Bio-Medics, Inc., the Company assumed their respective stock option plans (the "Assumed Plans"). Options granted under the Assumed Plans of 1,218,000 and 1,117,000, respectively, are exercisable for up to ten years from the date of grant at prices not less than the fair market value of the respective acquirees' common stock at the date of grant, on a converted basis.

     A summary of the status of the Company's two fixed stock option plans and the Assumed Plans, and the related transactions is presented below:

                                                                      YEARS ENDED
                                       --------------------------------------------------------------------
                                             DECEMBER 28,          DECEMBER 29,           DECEMBER 30,
                                                 2002                  2001                   2000
                                       ---------------------   ---------------------   --------------------
                                                    WEIGHTED                WEIGHTED               WEIGHTED
                                                    AVERAGE                 AVERAGE                AVERAGE
                                                    EXERCISE                EXERCISE               EXERCISE
                                         SHARES      PRICE       SHARES      PRICE       SHARES     PRICE
                                       ----------   --------   ----------   --------   ---------   --------
Outstanding at beginning
  of year ..........................    4,646,271   $  26.04    4,650,722   $  24.59   5,439,340   $  23.53
Granted ............................    1,017,850      41.37      883,600      28.73      93,500      14.77
Exercised ..........................   (1,271,528)     26.69     (736,923)     19.21    (591,245)     11.00
Forfeited ..........................     (111,168)     37.56     (151,128)     30.26    (290,873)     29.39
                                       ----------               ---------              ---------
Outstanding at end
  of year ..........................    4,281,425   $  29.20    4,646,271   $  26.04   4,650,722   $  24.59
                                        =========               =========              =========
Options exercisable at
  year end .........................    3,183,593   $  26.44    3,722,164   $  26.53   3,708,213   $  25.98
                                        =========               =========              =========

     The following table summarizes information about stock options outstanding at December 28, 2002:

                                              OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
                                  --------------------------------------------------   -----------------------------
                                                WEIGHTED AVERAGE       WEIGHTED                         WEIGHTED
                                    NUMBER         REMAINING       AVERAGE EXERCISE       NUMBER    AVERAGE EXERCISE
                                  OUTSTANDING   CONTRACTUAL LIFE        PRICE          EXERCISABLE       PRICE
                                  -----------   ----------------   ----------------    -----------  ----------------
RANGE OF EXERCISE PRICES
 $  4.21    to    $ 20.16           1,048,688          5.9            $     13.14        1,033,731     $     13.11
 $ 21.50    to    $ 28.63           1,306,176          7.2            $     26.68          974,294     $     26.01
 $ 29.00    to    $ 40.63             921,209          5.4            $     37.73          910,563     $     37.76
 $ 40.82    to    $ 54.00           1,005,352          9.2            $     41.40          265,005     $     41.16
                                    ---------                                            ---------
                                    4,281,425          7.0            $     29.20        3,183,593     $     26.44
                                    =========                                            =========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 14-STOCKHOLDERS' EQUITY-(CONTINUED)

(c) EMPLOYEE BENEFIT PLANS

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

     In 1994, the Company established an ESOP and a related trust as a benefit for substantially all of its domestic employees. This plan supplements the Company's Profit Sharing Plan, whereby a percentage, as defined, of the profit sharing allocation granted to eligible employees is provided in shares of the Company's Common Stock. Charges to operations related to this plan were $2,656, $2,378, and $2,537 for 2002, 2001, and 2000, respectively, based on the prevailing market price of the Company's Common Stock on the date of issuance. Under this plan, the Company issued 24,859, 61,997, and 121,253 shares of the Company's Common Stock to the trust in 2002, 2001, and 2000, to satisfy the 2001, 2000, and 1999 contribution, respectively. The Company expects to fund the 2002 accrued contribution in 2003 with shares of the Company's Common Stock. As of April 1, 1998, the Company's ESOP was merged into its 401(k) plan. Shares of the Company's Common Stock are held in trust by the 401(k) plan.

PROFIT SHARING PLAN

     Prior to April 1, 1998, the Company had qualified contributory and non-contributory 401(k) and profit sharing plans, respectively, for eligible employees. As of April 1, 1998, the Company's profit sharing plan was merged into its 401(k) plan. Assets of the profit sharing plan are now held in self-directed accounts within the 401(k) plan. Contributions to the plans were determined by the Board of Directors and charged to operations during 2002, 2001, and 2000 amounted to $5,341, $4,099, and $7,305, respectively.

     The Company provides a matching 401(k) contribution of up to 100% of the participants' contributions for up to the first 7% of the employees' base compensation. Forfeitures attributable to participants who leave the Company before becoming fully vested are used by the Company to reduce the matching contribution.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

     In 1994, the Company instituted an unfunded non-qualified supplemental executive retirement plan for eligible employees. The increases in plan value that were charged to operations, were $707, $426, and $360 for 2002, 2001, and 2000, respectively.

NOTE 15-COMMITMENTS AND CONTINGENCIES

(a)  OPERATING LEASES

     The Company leases facilities and equipment under non-cancelable operating leases expiring through 2016. Management expects that in the normal course of business, leases will be renewed or replaced by other leases.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 15-COMMITMENTS AND CONTINGENCIES-(CONTINUED)

     Future minimum annual rental payments under the non-cancelable leases at December 28, 2002 are as follows:

      2003 .................................................   $  23,065
      2004 .................................................      19,995
      2005 .................................................      16,237
      2006 .................................................      12,415
      2007 .................................................      10,654
      Thereafter ...........................................      29,671
                                                               ---------

      Total minimum lease payments .........................   $ 112,037
                                                               =========

     Total rental expense for 2002, 2001, and 2000 was $25,837, $26,085, and $29,730, respectively.

(b)  CAPITAL LEASES

     The Company leases certain equipment under capital leases. The following is a schedule of approximate future minimum annual lease payments under the capitalized leases together with the present value of the net minimum lease payments at December 28, 2002:

      2003 .................................................   $     639
      2004 .................................................         563
      2005 .................................................         260
      2006 .................................................         202
      2007 .................................................         179
      Thereafter ...........................................         510
                                                               ---------
      Total minimum lease payments .........................       2,353
      Less: Amount representing interest at 6.4% to 11.2% ..        (306)
                                                               ---------
                                                               $   2,047
                                                               =========

(c)  LITIGATION

     The Company's business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time the Company is named as a defendant in cases as a result of its distribution of pharmaceutical and other healthcare products. As of December 28, 2002, the Company was named a defendant in approximately 57 product liability cases. Of these claims, 47 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, the Company acted as a distributor of both brand name and Henry Schein(R) private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, the Company is taking steps to implead those manufacturers into each case in which the Company is a defendant.

     On January 27, 1998, in District Court in Travis County, Texas, the Company and one of its subsidiaries were named as defendants in a matter entitled "Shelly E. Stromboe and Jeanne Taylor, on Behalf of Themselves and all others Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc.", Case No. 98-00886. The Petition alleges, among other things, negligence, breach of contract, fraud, and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the trial court, on motion, certified both a Windows(R) sub-class and a DOS sub-class to proceed as a class

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 15-COMMITMENTS AND CONTINGENCIES-(CONTINUED)

action pursuant to Tex. R. Civ. P. 42. It is estimated that 5,000 Windows(R) customers and 10,000 DOS customers were covered by the class action that was certified by the trial court. In November of 1999, the Company filed an interlocutory appeal of the trial court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the trial court's certification order. On January 5, 2001, the Company filed a Petition for Review in the Texas Supreme Court asking the Court to find that it had "conflicts jurisdiction" to permit review of the trial court's certification order. The Texas Supreme Court heard oral argument on February 6, 2002. On October 31, 2002, the Texas Supreme Court issued an opinion in the case holding that it had conflicts jurisdiction to review the decision of the Court of Appeals and finding that the trial court's certification of the case as a class action was improper. The Supreme Court further held that the judgment of the court of appeals which affirmed the class certification order must be reversed in its entirety. Upon reversal of the class certification order, the Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion. On January 31, 2003, counsel for the class filed a Motion for Rehearing with the Texas Supreme Court seeking a reversal for the Supreme Court's earlier opinion reversing the class certification order. The Motion for Rehearing has not yet been ruled upon and remains pending before the Texas Supreme Court. Because the Texas Supreme Court has not yet ruled upon the Motion for Rehearing and because this matter has not yet come before the trial court for consideration consistent with the Texas Supreme Court's opinion reversing the trial court's certification order, it is not possible to determine what the trial court will do if the plaintiffs file another motion for class certification. Further, because of the decertification of the class by the Texas Supreme Court, the pending Motion for Rehearing before the Texas Supreme Court and other factors, it is not possible to determine whether the trial court will certify a different class upon motion, if any, and other factors, it is not possible to determine the possible range of damages or other relief sought by the plaintiffs in the trial court.

     In February 2002, the Company was served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled "West Morris Pediatrics, P.A. vs. Henry Schein, Inc., doing business as Caligor", Case No. MRSL-421-02. The complaint by West Morris Pediatrics purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiff seeks to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion, and promissory estoppel relating to sales of a vaccine product in the year 2001. The Company filed an answer in October 2002. Because damages have not been specified by the plaintiffs, it is not possible to determine the range of damages or other relief sought by the plaintiffs. The Company intends to vigorously defend itself against this claim, as well as all other claims, suits and complaints.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 15-COMMITMENTS AND CONTINGENCIES-(CONTINUED)

(d) EMPLOYMENT, CONSULTING AND NON-COMPETE AGREEMENTS

     The Company has employment, consulting and non-compete agreements expiring through 2007 (except for a lifetime consulting agreement with a principal stockholder, which provides for current compensation of $308 per year, increasing $25 every fifth year with the next increase in 2007). The agreements provide for varying base aggregate annual payments of approximately $3,988 per year, which decrease periodically to approximately $1,441 per year. In addition, some agreements have provisions for incentive and additional compensation.

NOTE 16-SUPPLEMENTAL CASH FLOW INFORMATION

     Cash paid for interest expense and income taxes amounted to the following:

                                                    YEARS ENDED
                                    --------------------------------------------
                                    DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                        2002           2001             2000
                                    ------------    ------------    ------------
Interest expense ................   $     17,217    $     17,541    $     19,810
Income taxes ....................   $     63,196    $     37,222    $     28,219

     The fair value of assets acquired through business acquisitions is indicated in the following table:

                                                    YEARS ENDED
                                    --------------------------------------------
                                    DECEMBER 28,    DECEMBER 29,    DECEMBER 30,
                                        2002           2001             2000
                                    ------------    ------------    ------------
Fair value of assets
  acquired, excluding cash .......  $     36,224    $     10,074    $      6,838
Less: Liabilities assumed
  and created upon acquisition ...             -          (1,486)              -
                                    ------------    ------------    ------------
Net cash paid ....................  $     36,224    $      8,588    $      6,838
                                    ============    ============    ============

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 17-QUARTERLY INFORMATION (UNAUDITED)

     The following presents certain unaudited quarterly financial data:

                                                    QUARTERS ENDED
                                --------------------------------------------------------
                                 MARCH 30,      JUNE 29,    SEPTEMBER 28,   DECEMBER 28,
                                   2002          2002           2002            2002
                                -----------   -----------   -------------   ------------
Net Sales ...................   $   647,093   $   671,432   $     759,073   $    747,403
Gross profit ................       178,390       192,396         216,472        207,646
Operating income ............        35,198        46,989          64,285         50,531
Net income ..................        19,730        28,066          39,228         30,963
Net income per common share:
  Basic .....................   $      0.46   $      0.65   $        0.90   $       0.70
  Diluted ...................   $      0.45   $      0.63   $        0.87   $       0.69

                                                    QUARTERS ENDED
                                --------------------------------------------------------
                                 MARCH 31,      JUNE 30,    SEPTEMBER 29,   DECEMBER 29,
                                   2001          2001           2001            2001
                                -----------   -----------   -------------   ------------
Net Sales ...................   $   593,895   $   606,285   $     659,774   $    698,289
Gross profit ................       159,357       166,892         178,856        194,219
Operating income ............        27,583        35,272          41,875         43,020
Net income ..................        14,132        20,910          25,195         27,136
Net income per common share:
  Basic .....................   $      0.34   $      0.49   $        0.59   $       0.64
  Diluted ...................   $      0.33   $      0.48   $        0.58   $       0.62

     The Company's business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the fourth quarter due to the timing of sales of software and equipment, year end promotions and purchasing patterns of office-based healthcare practitioners, and are generally lower in the first quarter due primarily to the increased purchases in the prior quarter. Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of purchases, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions.

     In 2002, influenza vaccine sales occurred earlier than they did in 2001. The timing shift, from the fourth quarter to the third quarter, equated to approximately $44,000 of third quarter 2002 sales, which net of related costs and expenses, accounted for approximately $0.11 of the third quarter diluted earnings per common share.

     Diluted earnings per share calculations for each quarter include the effect of stock options, when dilutive to the quarter's weighted average number of common shares outstanding for each period, and therefore the sum of the quarters may not necessarily be equal to the full year earnings per share amount.

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


ITEM 14. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c), as of a date within 90 days of the filing date of this annual report on Form 10-K (the "Evaluation Date")), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

     (b) CHANGES IN INTERNAL CONTROLS. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1. Financial Statements
       The Consolidated Financial Statements of the Company filed as a part of this report are listed on the index on page 31.

    2. Financial Statement Schedules
       Schedule II
       No other schedules are required.

    3. Exhibits
       The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

(b)    Reports on Form 8-K

       None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 24, 2003.

                                         Henry Schein, Inc.


                                         By: /s/ STANLEY M. BERGMAN
                                         Stanley M. Bergman
                                         CHAIRMAN, CHIEF EXECUTIVE OFFICER AND
                                         PRESIDENT

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      SIGNATURE                                      CAPACITY                             DATE
-----------------------     -------------------------------------------------------     ---------
/s/ STANLEY M. BERGMAN      Chairman, Chief Executive Officer, President                3/24/2003
------------------------    and Director (principal executive officer)
Stanley M. Bergman

/s/ STEVEN PALADINO         Executive Vice President, Chief Financial Officer and       3/24/2003
------------------------      Director (principal financial and accounting officer)
Steven Paladino

/s/ JAMES P. BRESLAWSKI     Director                                                    3/24/2003
------------------------
James P. Breslawski

/s/ GERALD A. BENJAMIN      Director                                                    3/24/2003
------------------------
Gerald A. Bejamin

/s/ LEONARD A. DAVID        Director                                                    3/24/2003
------------------------
Leonard A. David

/s/ MARK E. MLOTEK          Director                                                    3/24/2003
------------------------
Mark E. Mlotek

/s/ BARRY ALPERIN           Director                                                    3/24/2003
------------------------
Barry Alperin

/s/ PAMELA JOSEPH           Director                                                    3/24/2003
------------------------
Pamela Joseph

/s/ DONALD J. KABAT         Director                                                    3/24/2003
------------------------
Donald J. Kabat

/s/ PHILIP LASKAWY          Director                                                    3/24/2003
------------------------
Philip Laskawy

/s/ NORMAN S. MATTHEWS      Director                                                    3/24/2003
------------------------
Norman S. Matthews

/s/ MARVIN H. SCHEIN        Director                                                    3/24/2003
------------------------
Marvin H. Schein

/s/ IRVING SHAFRAN          Director                                                    3/24/2003
------------------------
Irving Shafran

                                 CERTIFICATIONS

I, Stanley M. Bergman, certify that:

1.   I have reviewed this annual report on Form 10-K of Henry Schein, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 24, 2003                    /s/ Stanley M. Bergman
                                         ---------------------------------------
                                         Stanley M. Bergman
                                         Chairman, Chief Executive Officer and
                                         President

                                 CERTIFICATIONS

I, Steven Paladino, certify that:

1.   I have reviewed this annual report on Form 10-K of Henry Schein, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

        c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: March 24, 2003                    /s/ Steven Paladino
                                         ---------------------------------------
                                         Steven Paladino
                                         Executive Vice President and
                                         Chief Financial Officer

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York


The audits referred to in our report dated February 27, 2003 relating to the consolidated financial statements of Henry Schein, Inc. and subsidiaries, which is contained in ITEM 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.


/s/ BDO SEIDMAN, LLP

February 27, 2003
New York, New York

                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                  COLUMN A                        COLUMN B       COLUMN C        COLUMN D        COLUMN E
---------------------------------------------   ------------   ------------    ------------    ------------
                                                                ADDITIONS
                                                               ------------
                                                 BALANCE AT     CHARGED TO                      BALANCE AT
                                                BEGINNING OF    COSTS AND                         END OF
                DESCRIPTION                        PERIOD        EXPENSES       DEDUCTIONS        PERIOD
---------------------------------------------   ------------   ------------    ------------    ------------
Year ended December 30, 2000:
  Allowance for doubtful accounts ...........   $     12,800   $     10,065    $     (4,834)   $     18,031
  Other accounts receivable allowances (1) ..          7,591          2,095            (161)          9,525
                                                ------------   ------------    ------------    ------------
                                                $     20,391   $     12,160    $     (4,995)   $     27,556
                                                ============   ============    ============    ============

Year ended December 29, 2001:
  Allowance for doubtful accounts ...........   $     18,031   $      8,850    $     (4,479)   $     22,402
  Other accounts receivable allowances (1) ..          9,525          1,152          (1,150)          9,527
                                                ------------   ------------    ------------    ------------
                                                $     27,556   $     10,002    $     (5,629)   $     31,929
                                                ============   ============    ============    ============

Year ended December 28, 2002:
  Allowance for doubtful accounts ...........   $     22,402   $      8,960    $     (6,083)   $     25,279
  Other accounts receivable allowances (1) ..          9,527          2,084            (690)         10,921
                                                ------------   ------------    ------------    ------------
                                                $     31,929   $     11,044    $     (6,773)   $     36,200
                                                ============   ============    ============    ============

----------
(1) Primarily allowance for sales returns.

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits in the Company's Registration Statement on Form S-1 (Commission File No. 33-96528).

     3.1    Form of Amended and Restated Articles of Incorporation.

     3.2 Amendments dated November 12, 1997 to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 27, 1997).

     3.3 Amendment dated June 16, 1998 to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-3, Reg. No. 333-59793).

     3.4    Form of By-laws.

     3.5 Amendments to Amended and Restated By-laws adopted July 15, 1997. (Incorporated by reference to Exhibit 3.3 to the Company's Registration Statement on Form S-4, Reg. No. 33-36081).

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

     10.3   Letter Agreement dated September 30, 1994 to the Company from Marvin
            H. Schein, Pamela Joseph, and Pamela Schein.

     10.4   Release to the HSI Agreement dated September 30, 1994.

     10.5 Separation Agreement dated as of September 30, 1994 by and between the Company, Schein Pharmaceutical, Inc. and Schein Holdings, Inc.

     10.6 Restructuring Agreement dated September 30, 1994 among Schein Holdings, Inc., the Company, the Estate of Jacob M. Schein, Marvin
            H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin
            H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein; Stanley M. Bergman, the Trust established by Stanley M. Bergman under Trust Agreement dated September 15, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated December 31, 1993, and the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994.

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

     10.8 Henry Schein, Inc. 1994 Stock Option Plan, as amended and restated effective as of June 6, 2001 (Incorporated by reference to Exhibit
            10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).**

     10.9 Henry Schein, Inc. Amendment and Restatement of the Supplemental Executive Retirement Plan.**

     10.10 Consulting Agreement dated September 30, 1994 between the Company and Marvin H. Schein.**

     10.11 Amended and Restated Stock Issuance Agreement dated as of December 24, 1992 between the Company and Stanley M. Bergman.**

     10.12 Stock Issuance Agreements dated December 27, 1994 between the Company and various executive officers.**

     10.13 Form of Henry Schein, Inc. 1996 Non-Employee Director Stock Option Plan as amended and restated effective as of June 5, 2002.**+

     10.14  Henry Schein, Inc. 2001 Non-Employee Director Stock Option Plan.**+

     10.15 Employment Agreement dated March 7, 1997, between Bruce J. Haber and the Company (Incorporated by reference to the Company's Registration Statement on Form S-4 (Registration No. 333-30615)).

     10.16 Termination of Employment Agreement, dated March 7, 1997 as revised, between Bruce J. Haber and the Company (Incorporated by reference to Exhibit 10.92 to the Company's Registration Statement on Form S-4 (Registration No. 333-30615)).

     10.17 Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and the Company (Incorporated by reference to Exhibit 10.103 to the Company's Annual Report on Form 10-K for the fiscal year ended December 26, 1998).

     10.18 Credit Agreement, dated as of May 2, 2002, among the Company, the several guarantors from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, issuing lender, sole lead arranger and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto. (Incorporated by reference to Exhibit 10.35 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).

     10.19 Henry Schein Inc., Senior Executive Group 2002 Performance Incentive Plan Summary (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2001).**

     10.20 Stock Purchase Agreement by and among the Company, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December 8, 1998 (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 31, 1998).

     10.21 Amendment No. 1, dated as of December 30, 1998, to the Stock Purchase Agreement by and among the Company, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December 8, 1998. (Incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 31, 1998).

     10.22 Rights Agreement dated as of November 30, 1998, between the Company, and Continental Stock Transfer and Trust Co. (Incorporated by reference to Exhibit to the Company's Current Report on Form 8-K, dated November 30, 1998).

     10.23 Form of the Note Purchase Agreements between the Company and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of the Company's 6.94% Senior Notes due June 30, 2009 (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).

     10.24 Form of Amended and Restated Change in Control Agreements dated January 1, 2003 between the Company and Gerald Benjamin, James Breslawski, Leonard David, Larry Gibson, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively.**+

     10.25 Employment Agreement dated as of January 1, 2003 between the Company and Stanley M. Bergman.**+

     10.26 Form of Note Purchase Agreements between the Company and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of the Company's 6.66% Senior Notes due July 15, 2010 (Incorporated by reference to Exhibit 10.111 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1998).

     21.1   List of Subsidiaries of the Company.

     23.1   Consent of BDO Seidman, LLP.+

     99.1 Certificate of the Company's Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

----------
+ Filed herewith
** Indicates management contract or compensatory plan or agreement