Form 10-Q
period 2003-03-29
SCHEIN HENRY INC
filed 2003-05-09
CIK 1000228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  -----------
                                   FORM 10-Q
                                  -----------

(Mark One)

 X   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934

FOR THE PERIOD ENDED March 29, 2003

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

               Yes X                                        No
                   --


As of May 06, 2003 there were 44,192,146 shares of the Registrant's Common Stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                                     INDEX

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:

            Balance Sheets as of March 29, 2003 and December 28, 2002 ......  3

            Statements of Income and Comprehensive Income for the three months ended March 29, 2003 and March 30, 2002 ..............  4

            Statements of Cash Flows for the three months ended
               March 29, 2003 and March 30, 2002 ...........................  5

            Notes to Consolidated Financial Statements .....................  6

ITEM 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations .................. 11

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ........ 20

ITEM 4.  Controls and Procedures ........................................... 20

                           PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................. 21

ITEM 6.  Exhibits and Reports on Form 8-K .................................. 23

         Signature ......................................................... 23

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS


                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                                                                March 29,     December 28,
                                                                                  2003           2002
                                                                               -----------    -----------
                                                                               (unaudited)     (audited)
                                     ASSETS
Current assets:
  Cash and cash equivalents ................................................   $   186,995    $   200,651
  Marketable securities ....................................................        14,442         31,209
  Accounts receivable, less reserves of $37,762 and $36,200, respectively...       381,128        368,263
  Inventories ..............................................................       334,910        323,080
  Deferred income taxes ....................................................        28,725         29,919
  Prepaid expenses and other ...............................................        67,846         74,407
                                                                               -----------    -----------
    Total current assets ...................................................     1,014,046      1,027,529
Property and equipment, net of accumulated depreciation and amortization
  of $108,397 and $101,519, respectively ...................................       148,728        142,532
Goodwill ...................................................................       305,638        302,687
Other intangibles, net of accumulated amortization
  of $4,505 and $4,151, respectively .......................................         8,787          7,661
Investments and other ......................................................        74,083         77,643
                                                                               -----------    -----------
                                                                               $ 1,551,282    $ 1,558,052
                                                                               ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable .........................................................   $   213,868    $   243,166
  Bank credit lines ........................................................         3,213          4,790
  Accruals:
    Salaries and related expenses ..........................................        44,708         53,954
    Merger, integration, and restructuring costs ...........................         2,779          3,044
    Acquisition earnout payments ...........................................          --            1,460
    Taxes and other expenses ...............................................       115,753        114,254
  Current maturities of long-term debt .....................................         2,600          2,662
                                                                               -----------    -----------
    Total current liabilities ..............................................       382,921        423,330
Long-term debt .............................................................       242,868        242,561
Other liabilities ..........................................................        25,109         24,196
                                                                               -----------    -----------
    Total liabilities ......................................................       650,898        690,087
                                                                               -----------    -----------
Minority interest ..........................................................         9,070          6,748
                                                                               -----------    -----------
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000,
    issued and outstanding: 0 and 0, respectively ..........................          --             --
  Common stock, $.01 par value, authorized 120,000,000,
    issued: 44,144,423 and 44,041,591, respectively ........................           441            440
  Additional paid-in capital ...............................................       440,369        436,554
  Retained earnings ........................................................       451,286        430,389
  Treasury stock, at cost, 0, and 62,479 shares, respectively...............          --           (1,156)
  Accumulated comprehensive loss ...........................................          (597)        (4,794)
  Deferred compensation ....................................................          (185)          (216)
                                                                               -----------    -----------
    Total stockholders' equity .............................................       891,314        861,217
                                                                               -----------    -----------
                                                                               $ 1,551,282    $ 1,558,052
                                                                               ===========    ===========

          See accompanying notes to consolidated financial statements.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                           AND COMPREHENSIVE INCOME
                    (In thousands, except per share data)
                                 (unaudited)
                                                                             Three Months Ended
                                                                          ------------------------
                                                                          March 29,      March 30,
                                                                             2003           2002
                                                                          ---------      ---------
Net sales ...........................................................     $ 737,997      $ 647,093
Cost of sales .......................................................       536,580        468,703
                                                                          ---------      ---------
  Gross profit ......................................................       201,417        178,390
Operating expenses:
  Selling, general and administrative ...............................       159,212        143,192
                                                                          ---------      ---------
    Operating income ................................................        42,205         35,198
Other income (expense):
  Interest income ...................................................         2,392          2,439
  Interest expense ..................................................        (4,733)        (4,828)
  Other - net .......................................................           685           (566)
                                                                          ---------      ---------
    Income before taxes on income, minority interest and equity
      in earnings of affiliates .....................................        40,549         32,243
Taxes on income .....................................................        15,206         12,064
Minority interest in net income of subsidiaries .....................           737            569
Equity in earnings of affiliates ....................................           160            120
                                                                          ---------      ---------
Net income ..........................................................     $  24,766      $  19,730
                                                                          =========      =========

Comprehensive income:
  Net income ........................................................     $  24,766      $  19,730
    Foreign currency translation adjustment .........................         4,339         (1,317)
    Other ...........................................................          (142)           (61)
                                                                          ---------      ---------
Comprehensive income ................................................     $  28,963      $  18,352
                                                                          =========      =========

Net income per common share:
    Basic ...........................................................     $    0.56      $    0.46
                                                                          =========      =========
    Diluted .........................................................     $    0.55      $    0.45
                                                                          =========      =========
Weighted average common shares outstanding:
    Basic ...........................................................        44,008         42,791
                                                                          =========      =========
    Diluted .........................................................        45,069         44,069
                                                                          =========      =========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                                     Three Months Ended
                                                                                  ------------------------
                                                                                  March 29,      March 30,
                                                                                     2003           2002
                                                                                  ---------      ---------
Cash flows from operating activities:
  Net income ................................................................     $  24,766      $  19,730
  Adjustments to reconcile net income to net cash used in
    operating activities:
      Depreciation and amortization .........................................         8,544          5,798
      Provision for losses and allowances on trade receivables ..............         1,535          1,234
      Provision (benefit) for deferred income taxes .........................         2,068         (1,716)
      Undistributed earnings of affiliates ..................................          (160)          (120)
      Minority interest in net income of subsidiaries .......................           737            569
      Other .................................................................           (85)            30
  Changes in operating assets and liabilities (net of purchase acquisitions):
    (Increase) decrease in accounts receivable ..............................       (12,537)         4,613
    Increase in inventories .................................................        (8,824)        (3,796)
    Decrease (increase) in other current assets .............................        10,837           (195)
    Decrease in accounts payable and accruals ...............................       (40,966)       (64,933)
                                                                                  ---------      ---------
Net cash used in operating activities .......................................       (14,085)       (38,786)
                                                                                  ---------      ---------
Cash flows from investing activities:
  Capital expenditures ......................................................       (13,508)       (17,590)
  Business acquisitions, net of cash acquired ...............................        (2,281)       (28,150)
  Purchase of marketable securities with maturities of more than
    three months ............................................................        (4,101)       (10,455)
  Maturities of marketable securities with maturities of more than
    three months ............................................................        26,430           --
  Other .....................................................................        (1,487)          (302)
                                                                                  ---------      ---------
Net cash provided by (used in) investing activities .........................         5,053        (56,497)
                                                                                  ---------      ---------
Cash flows from financing activities:
  Principal payments on long-term debt ......................................          (254)       (12,013)
  Proceeds from issuance of stock upon exercise of stock
    options by employees ....................................................         4,600          7,183
  Payments for repurchases of common stock ..................................        (6,483)          --
  Proceeds from borrowings from banks .......................................           935            481
  Payments on borrowings from banks .........................................        (2,610)          (394)
  Other .....................................................................            65           (423)
                                                                                  ---------      ---------
Net cash used in financing activities .......................................        (3,747)        (5,166)
                                                                                  ---------      ---------
Net decrease in cash and cash equivalents ...................................       (12,779)      (100,449)
Effect of exchange rate changes on cash and cash equivalents ................          (877)           503
                                                                                  ---------      ---------
Cash and cash equivalents, beginning of period ..............................       200,651        193,367
                                                                                  ---------      ---------
Cash and cash equivalents, end of period ....................................     $ 186,995      $  93,421
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

     In the opinion of the Company's management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These consolidated financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and supplementary data included in the Company's Annual Report on Form 10-K for the year ended December 28, 2002. The Company follows the same accounting policies in preparation of interim financial statements.

     The results of operations and cash flows for the three months ended March 29, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 2003 or any other period.

NOTE 2.  SEGMENT DATA

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

     The Company's reportable segments are strategic business units that offer different products and services to the same customer base. Most of the technology business was acquired as a unit, and the management at the time of acquisition was retained. The following tables present information about the Company's business segments:

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (In thousands, except employee and share data)
                                   (unaudited)

                                                    Three Months Ended
                                                   --------------------
                                                   March 29,  March 30,
                                                     2003       2002
                                                   ---------  ---------
Net Sales:
  Healthcare distribution (1):
      Dental (2) ...............................   $ 313,956  $ 295,281
      Medical (3) ..............................     277,140    231,422
      International (4) ........................     129,600    105,838
                                                   ---------  ---------
          Total healthcare distribution ........     720,696    632,541
  Technology (5) ...............................      17,301     14,552
                                                   ---------  ---------
                                                   $ 737,997  $ 647,093
                                                   =========  =========

----------
(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control and vitamins.
(2)  Consists of products sold in the United States and Canada.
(3) Consists of products sold in the United States Medical and Veterinary markets.
(4) Consists of products sold in the Dental, Medical and Veterinary markets, primarily in Europe.
(5) Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare professionals in the United States and Canada.



                                                    Three Months Ended
                                                   --------------------
                                                   March 29,  March 30,
                                                     2003       2002
                                                   ---------  ---------
Operating Income:
     Healthcare distribution ...................   $  35,161  $  29,856
     Technology ................................       7,044      5,342
                                                   ---------  ---------
     Total .....................................   $  42,205  $  35,198
                                                   =========  =========


                                                              March 29,     March 30,
                                                                2003          2002
                                                             ----------    ----------
Total Assets:
     Healthcare distribution ............................... $1,527,329    $1,280,671
     Technology ............................................    114,037        96,124
                                                             ----------    ----------
          Total assets for reportable segments .............  1,641,366     1,376,795
     Receivables due from healthcare distribution segment ..    (89,050)      (65,875)
     Receivables due from technology segment ...............     (1,034)       (1,401)
                                                             ----------    ----------
          Consolidated total assets ........................ $1,551,282    $1,309,519
                                                             ==========    ==========


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (In thousands, except employee and share data)
                                   (unaudited)

NOTE 3.  STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded so long as the quoted market price of the stock at the date of the grant is equal to the exercise price.

     Pro forma information regarding net income and earnings per share has been determined as if the Company and its acquired subsidiaries had accounted for its employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation", ("FAS 123"). The weighted average fair value of options granted during the three months ended March 29, 2003 and March 30, 2002 was $21.56 and $24.81, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three months ended March 29, 2003 and March 30, 2002: risk-free interest rates of 3.8% and 5.1%, respectively; volatility factor of the expected market price of the Company's Common Stock of 45.3% and 49.6%, respectively, assumed dividend yield of 0% for both periods, and a weighted-average expected life of the option of 10 years.

     Under the accounting provisions of FAS 123, the Company's net income and net income per common share would have been adjusted to the pro forma amounts indicated below:


                                                                Three months ended
                                                              ---------------------
                                                              March 29,   March 30,
                                                                2003        2002
                                                              ---------   ---------
Net income as reported ...................................... $ 24,766    $ 19,730
 Deduct:  Total stock-based employee compensation expense
  determined under fair value method, net of related taxes...   (2,509)     (2,284)
                                                              --------    --------
Pro forma net income ........................................ $ 22,257    $ 17,446
                                                              ========    ========

Net income per common share - as reported:
Basic ....................................................... $   0.56    $   0.46
                                                              ========    ========
Diluted ..................................................... $   0.55    $   0.45
                                                              ========    ========
Net income per common share - pro forma:
Basic ....................................................... $   0.51    $   0.41
                                                              ========    ========
Diluted ..................................................... $   0.49    $   0.40
                                                              ========    ========


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (In thousands, except employee and share data)
                                   (unaudited)

NOTE 4.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the three months ended March 29, 2003 are as follows:


                                                        Healthcare
                                                       Distribution   Technology     Total
                                                       ------------   ----------   ---------

Balance as of December 28, 2002 ....................    $ 302,352       $   335    $ 302,687
  Adjustments to goodwill:
     Acquisition costs incurred during the three
         months ended March 29, 2003 ...............          693            89          782
     Foreign currency translation ..................        2,169            --        2,169
                                                        ---------       -------    ---------
Balance as of March 29, 2003 .......................    $ 305,214       $   424    $ 305,638
                                                        =========       =======    =========


     The acquisition costs incurred during the three months ended March 29, 2003 related to contingent earnout payments relating to acquisitions in prior years and the acquisition of a dental equipment repair and service business that was not considered material.

     Other intangible assets as of March 29, 2003 and December 28, 2002 were as follows:


                                  March 29, 2003            December 28, 2002
                              -----------------------    -----------------------
                                         Accumulated                Accumulated
                                Cost     Amortization      Cost     Amortization
                              --------   ------------    --------   ------------
Other intangible assets:
   Non-compete agreements...  $ 11,836     $ (3,741)     $ 10,826     $ (3,549)
   Other ...................     1,456         (764)          986         (602)
                              --------     --------      --------     --------
Total ......................  $ 13,292     $ (4,505)     $ 11,812     $ (4,151)
                              ========     ========      ========     ========


     Amortization of other intangible assets for the three months ended March 29, 2003 and March 30, 2002 was approximately $271 and $227, respectively. The annual amortization expense expected for the years 2003 through 2007 is $999, $876, $655, $442, and $406, respectively.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                 (In thousands, except employee and share data)
                                   (unaudited)

NOTE 5.  CONTINUING OBLIGATIONS

     In connection with acquisitions made in prior years and the Company's plan of restructuring announced on August 1, 2000, the Company incurred certain merger and integration and restructuring costs.

     The following table shows amounts paid against the accruals for these costs during the three months ended March 29, 2003:


                                               Balance at             Balance at
                                              December 28,  Payments   March 29,
                                                  2002                   2003
                                              ------------  --------  ----------
Facility closing costs  (1) .................  $    2,150   $  (145)    $  2,005
Severance and other direct costs  (2) .......         558      (102)         456
Direct transaction, professional and
consulting fees and other integration costs..         336       (18)         318
                                              ------------  --------   ---------
                                               $    3,044   $  (265)    $  2,779
                                              ============  ========   =========

----------
(1) Represents costs associated with the closing of certain equipment branches (primarily lease termination costs) and property and equipment write-offs.
(2) Represents salaries and related benefits for employees separated from the Company. For the three months ended March 29, 2003, two employees received severance payments and were still owed severance pay and benefits at March 29, 2003.

NOTE 6.  EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per common share follows:


                                                             Three Months Ended
                                                           -----------------------
                                                            March 29,    March 30,
                                                              2003         2002
                                                           ----------   ----------
Basic ..................................................   44,008,098   42,791,113
Effect of assumed conversion of employee stock options..    1,061,111    1,278,286
                                                           ----------   ----------
Diluted ................................................   45,069,209   44,069,399
                                                           ==========   ==========

     Options to purchase approximately 83,643 and 10,000 shares of common stock at prices ranging from $41.85 to $54.00 and $42.75 to $46.00 per share that were outstanding during the three months ended March 29, 2003 and March 30, 2002, respectively, were excluded from the computation of diluted earnings per common share for each of the respective periods because the options' exercise prices exceeded the fair market value of the Company's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we "expect", "estimate", "anticipate", or "believe", and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995,
Section 21E of the Securities Exchange Act of 1934, as amended, and Section 27A of the Securities Act of 1933, as amended. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the factors described under "Risk Factors" below.

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

     The technology segment consists of our practice management software business and certain other value-added products and services which are distributed primarily to healthcare professionals in the United States and Canada.

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

     We believe that the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

Management's Estimates

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to sales allowance provisions, as described below, volume purchase rebates, income taxes, inventory and bad debt reserves, and contingencies. We base our estimates on historical data, when available, experience, industry and market trends, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

     Allowances for accounts receivable, comprised primarily of the allowance for doubtful accounts and the allowance for sales returns, were $37.8 million and $36.2 million at March 29, 2003 and December 28, 2002, respectively.

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

Goodwill

     In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations", ("FAS 141"), and No. 142, "Goodwill and Other Intangible Assets", ("FAS 142"), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

     At March 29, 2003, we had recorded approximately $314.4 million in goodwill and other intangible assets, net of accumulated amortization, primarily related to acquisitions in prior years. The goodwill is substantially related to our healthcare distribution segment.

     We estimated the fair value of our reporting units in accordance with the new standard and compared these valuations with the respective book values for each of the reporting units to determine whether any goodwill impairment existed. In determining the fair value, we consider past, present and future expectations of performance. We completed our annual test as of the first day of the fourth quarter of 2002 and determined that there was no impairment of goodwill.

     As required by FAS 142, we will complete subsequent goodwill impairment tests at least annually. On a quarterly basis, we review changes in market conditions, among other factors, that could have a material impact on our estimates of fair value in order to reassess the carrying value of our goodwill and no charges were deemed necessary.

Stock-Based Compensation

     We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded so long as the quoted market price of the stock at the date of grant is equal to the exercise price.

     We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", ("FAS 123").

     Had we elected to use FAS 123 to account for stock-based compensation under the fair value method, we would have been required to record compensation expense, and as a result, diluted earnings per common share for the three months ended March 29, 2003 and March 30, 2002 would have been lower by $0.06 and $0.05, respectively.

THREE MONTHS ENDED MARCH 29, 2003 COMPARED TO THREE MONTHS ENDED MARCH 30, 2002

     For the three months ended March 29, 2003, our net sales increased $90.9 million, or 14.0%, to $738.0 million, from $647.1 million for the three months ended March 30, 2002.

     Of the $90.9 million increase, approximately $88.2 million, or 97.0%, represented a 13.9% increase in our healthcare distribution business. As part of this increase, approximately $45.7 million represented a 19.8% increase in our medical business, $23.8 million represented a 22.5% increase in our international business, and $18.7 million represented a 6.3% increase in our dental business. The increase in medical net sales was primarily attributable to increased sales to physicians' office and alternate care markets. In the international market, the increase in net sales was primarily due to favorable exchange rates to the U.S. dollar and increased account penetration in France, Spain, and Australia. Had net sales for the international market been translated at the same exchange rates in 2002, net sales would have increased by 3.4%. In the dental market, the increase in net sales was primarily due to increased dental equipment sales and services, and increased account penetration to existing customers driven by our Privileges loyalty program. Net sales of dental consumable merchandise increased by 4.8%, while net sales of dental equipment increased by 13.2%. The remaining increase in first quarter 2003 net sales was due to our technology business, which increased $2.7 million, or 18.9%, to $17.3 million for the three months ended March 29, 2003, from $14.6 million for the three months ended March 30, 2002. The increase in technology and value-added product net sales was primarily due to increased sales of software products and related services. As part of a new marketing initiative, MarketOne, certain technology and equipment products were sold directly to end-user customers beginning with the third quarter of 2002, rather than through resellers, which resulted in a higher growth rate for the technology business. Had MarketOne been in effect for the three months ended March 30, 2002, the increase in our technology business net sales for the three months ended March 29, 2003 would have been 12.4%.

     Gross profit increased by $23.0 million, or 12.9%, to $201.4 million for the three months ended March 29, 2003, from $178.4 million for the three months ended March 30, 2002. Gross profit margin decreased by 0.3% to 27.3%, from 27.6% for the same period last year.

     Healthcare distribution gross profit increased $20.6 million, or 12.3%, to $188.1 million for the three months ended March 29, 2003, from $167.5 million for the three months ended March 30, 2002. Healthcare distribution gross profit margin decreased by 0.4% to 26.1% for the three months ended March 29, 2003, from 26.5% for the three months ended March 30, 2002, primarily due to changes in sales mix in our medical business.

     Technology gross profit increased by $2.4 million, or 22.0%, to $13.3 million for the three months ended March 29, 2003, from $10.9 million for the three months ended March 30, 2002. Technology gross profit margins increased by 2.0%, of which 1.6% was attributable to the MarketOne initiative referred to above, to 77.1% for the three months ended March 29, 2003, from 75.1% for the three months ended March 30, 2002.

     Selling, general and administrative expenses increased by $16.0 million, or 11.2%, to $159.2 million for the three months ended March 29, 2003, from $143.2 million for the three months ended March 30, 2002.

     Selling and shipping expenses increased by $11.2 million, or 12.7%, to $99.2 million for the three months ended March 29, 2003, from $88.0 million for the three months ended March 30, 2002. As a percentage of net sales, selling and shipping expenses decreased 0.2% to 13.4% for the three months ended March 29, 2003, from 13.6% for the three months ended March 30, 2002. The decrease was primarily attributable to leveraging of our expenses.

     General and administrative expenses increased $4.8 million, or 8.7%, to $60.0 million for the three months ended March 29, 2003, from $55.2 million for the three months ended March 30, 2002. As a percentage of net sales, general and administrative expenses decreased 0.4% to 8.1% for the three months ended March 29, 2003, from 8.5% for the three months ended March 30, 2002. The decrease was primarily attributable to leveraging of our infrastructure with increased sales volume.

     Other income (expense) - net decreased by $(1.3) million to $(1.7) million for the three months ended March 29, 2003, from $(3.0) million for the three months ended March 30, 2002. The net decrease was due primarily to a non-recurring gain on the sale of a building in the first quarter of 2003 and a non-recurring loss on an insignificant divestiture of a subsidiary in the first quarter of 2002.

     Equity in earnings of affiliates increased by $0.1 million, to $0.2 million for the three months ended March 29, 2003, from $0.1 million for the three months ended March 30, 2002.

     For the three months ended March 29, 2003, our effective tax rate was 37.5%. For the three months ended March 30, 2002, our effective tax rate was 37.4%. The difference between our effective tax rates and the Federal statutory rates for both periods relate primarily to state income taxes.

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


LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund (a) working capital needs resulting from increased sales and special inventory forward buy-in opportunities, (b) capital expenditures, (c) repurchases of common stock, and
(d) repayments on long-term debt. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year. We have financed our business primarily through operations, our revolving credit facilities, private placement loans and stock issuances.

     Net cash used in operating activities for the three months ended March 29, 2003 of $14.1 million resulted primarily from a net increase in the use of working capital of approximately $51.5 million, offset by net income of $24.8 million and non-cash expenses of approximately $12.6 million. The increase in the use of working capital was primarily due to a decrease in accounts payable and accruals of $41.0 million, mostly due to payments made to vendors for year end inventory buy-ins, a $12.5 million increase in accounts receivable, and an $8.8 million increase in inventories, offset by a $10.8 million decrease in other current assets. Our accounts receivable days sales outstanding ratio improved to 46.3 days for the three months ended March 29, 2003, from 50.8 days for the three months ended March 30, 2002, primarily due to continued focus in this area. Our inventory turns improved to 6.5 turns for the three months ended March 29, 2003, from 6.4 turns for the three months ended March 30, 2002. We anticipate future increases in our working capital requirements as a result of continued sales growth, extended payment terms, and special inventory forward buy-in opportunities.

     Net cash provided by investing activities for the three months ended March 29, 2003 of $5.1 million resulted primarily from maturities of United States government and government agency bonds, municipal bonds and corporate bonds of $26.4 million, offset by capital expenditures of $13.5 million, purchases of United States government and agency bonds, corporate bonds and commercial paper with maturities of more than three months of $4.1 million, and business acquisitions of $2.3 million, of which $2.1 million represented contingent earnout payments associated with acquisitions made in prior years. Our investments in corporate bonds consist of debt securities rated AAA by Moody's (or an equivalent rating) and investments in commercial paper consist of debt securities rated P-1 by Moody's (or an equivalent rating). The fair values of our investments are determined by quoted market prices. We expect to invest more than $35.0 million during the year ending December 27, 2003 in capital projects to modernize and expand our facilities, on computer infrastructure systems and to integrate operations.

     Net cash used in financing activities for the three months ended March 29, 2003 of $3.7 million resulted primarily from our repurchases of common stock of $6.5 million, offset primarily by proceeds from the issuance of stock upon exercise of stock options of $4.6 million. On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. During the first quarter, we repurchased and retired 152,500 shares at an average price of $42.51 per share.

     Certain holders of minority interests in entities we have acquired have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula price based on earnings of the entity.

     Our cash and cash equivalents as of March 29, 2003 of $187.0 million consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are traded in public markets.

     We have a revolving credit facility of $200.0 million that is a four year committed line scheduled to terminate in May 2006. We also have one uncommitted bank line of $15.0 million. There were no borrowings under either credit facility at March 29, 2003. As of March 29, 2003, certain subsidiaries of ours had revolving credit facilities with approximately $29.2 million available for borrowing. At March 29, 2003, $3.2 million had been borrowed.

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

     We believe that our cash and cash equivalents of $187.0 million, our investment in short-term marketable securities of $14.4 million as of March 29, 2003, our ability to access public and private debt and equity markets, and the availability of funds under our existing credit agreements will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

RISK FACTORS

     Stockholders and investors should carefully consider the risks described below and other information in this quarterly report. Our business, financial condition and operating results, and the trading price of our common stock could be adversely affected if any of these risks materialize.

     o The healthcare products distribution industry is highly competitive, and we compete with numerous companies, including major manufacturers and distributors that have greater financial and other resources than us. Competitors could obtain exclusive rights to market particular products or manufacturers could increase their efforts to sell directly to end-users, thereby bypassing distributors like us. Consolidation among healthcare products distributors could result in existing competitors increasing their market position. In addition, unavailability of products, whether due to our inability to gain access to products or interruptions in supply of products from manufacturers, could adversely affect our operating results.

     o In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; trends toward managed care; consolidation of healthcare distribution companies; electronic commerce; and collective purchasing arrangements among office-based healthcare practitioners. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected.

     o Our technology segment, which primarily sells practice management software and other value-added products, depends upon continued product development, technical support and marketing. Failures in these and related areas could adversely affect our results of operations.

     o Our business is subject to requirements under various local, state, Federal and foreign governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices, including the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987 and the Controlled Substances Act. There is no assurance that current or future government regulations will not adversely affect our business.

     o Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. We have insurance policies, including product liability insurance, and in many cases we have indemnification rights from manufacturers with respect to the products we distribute. There is no assurance that insurance coverage or manufacturers' indemnity will be available in all of the pending or any future cases brought against us, or that an unfavorable result in any such case will not adversely affect our financial condition or results of operations.

     o Our business is dependent upon our ability to hire and retain qualified sales representatives, service specialists and other sales agents. Due to the relationships developed between our field sales representatives and their customers, upon the departure of a sales representative we face the risk of losing the representative's customers, especially if the representative becomes an employee of one of our competitors.

     o Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the fourth quarter due to purchasing patterns of office-based healthcare practitioners and year end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased purchases in the prior quarter.

     o Our international operations are subject to inherent risks, which could adversely affect our operating results. These risks include difficulties in opening and managing foreign offices and distribution centers; difficulties in establishing channels of distribution; fluctuations in the value of foreign currencies; longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions; import/export duties and quotas; and unexpected regulatory, economic and political changes in foreign markets.

     o Our expansion through acquisitions and/or joint ventures could result in a loss of customers, diversion of management attention and increased demands on our operations, information systems and financial resources.

     o We rely on third parties to ship products to our customers. Increases in shipping rates or interruptions of service could adversely affect our operating results.

     o Changes in e-commerce could affect our business relationships and could require significant resources. The evolution of on-line commerce, including business-to-business exchanges, will require us to continuously improve the performance, security, features and reliability of Internet content and technology.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes to the disclosures made in our Annual Report on Form 10-K for the year ended December 28, 2002, on this matter.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products.

     As of March 29, 2003, we were named a defendant in approximately 55 product liability cases. Of these claims, 45 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, we have impleaded or filed cross claims against those manufacturers, subject to jurisdiction, in each case in which we are a defendant.

     On January 27, 1998, in District Court in Travis County, Texas, we and one of our subsidiaries were named as defendants in a matter entitled "Shelly E. Stromboe and Jeanne Taylor, on Behalf of Themselves and all others Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc.", Case No. 98-00886. The Petition alleges, among other things, negligence, breach of contract, fraud, and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the trial court, on motion, certified both a Windows(R) sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that 5,000 Windows(R) customers and 10,000 DOS customers were covered by the class action that was certified by the trial court. In November of 1999, we filed an interlocutory appeal of the trial court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the trial court's certification order. On January 5, 2001, we filed a Petition for Review in the Texas Supreme Court asking the Court to find that it had "conflicts jurisdiction" to permit review of the trial court's certification order. The Texas Supreme Court heard oral argument on February 6, 2002. On October 31, 2002, the Texas Supreme Court issued an opinion in the case holding that it had conflicts jurisdiction to review the decision of the Court of Appeals and finding that the trial court's certification of the case as a class action was improper. The Supreme Court further held that the judgment of the court of appeals which affirmed the class certification order must be reversed in its entirety. Upon reversal of the class certification order, the Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion. On January 31, 2003, counsel for the class filed a Motion for Rehearing with the Texas Supreme Court seeking a reversal for the Supreme Court's earlier opinion reversing the class certification order. On May 8, 2003, the Supreme Court denied the Motion for Rehearing, letting stand its opinion dated October 31, 2002 which decertified both sub-classes in their entirety. At this time, it is not possible to determine whether the trial court will certify a different class upon motion, if any, or the possible range of damages or other relief sought by the plaintiffs in the trial court.

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled "West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor", Case No. MRS-L-421-02. The plaintiffs' complaint purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiffs seek to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion, and promissory estoppel relating to sales of a vaccine product in the year 2001. We filed an answer in October 2002. Because damages have not been specified by the plaintiffs, it is not possible to determine the range of damages or other relief sought by the plaintiffs. We intend to vigorously defend ourselves against this claim, as well as all other claims, suits and complaints.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     10.27    Henry Schein, Inc., Management Team 2003 Performance Incentive
                Plan Summary
     31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002
     31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley
                Act of 2002
     32.1     Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002


(b) Reports on Form 8-K.

     None.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Henry Schein, Inc.
                                    (Registrant)



                                    By: /s/ Steven Paladino
                                        ----------------------------------------
                                        Steven Paladino
                                        Executive Vice President,
                                        Chief Financial Officer and Director
                                        (principal financial officer and
                                        accounting officer)




Dated:  May 09, 2003