Form 10-Q
period 2003-06-28
SCHEIN HENRY INC
filed 2003-08-12
CIK 1000228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    ---------
                                    FORM 10-Q
                                    ---------


(Mark One)
 X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934

For the period ended June 28, 2003

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

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

         Yes X                                                    No
            --                                                      --

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

         Yes X                                                    No
            --                                                      --

As of August 05, 2003 there were 43,473,339 shares of the registrant's common stock outstanding.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                                      INDEX

                                                                            Page
                                                                            ----
                          PART I.  FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements:
           Balance Sheets as of June 28, 2003 and December 28, 2002 ........  3

           Statements of Income and Comprehensive Income for the three and six months ended June 28, 2003 and June 29, 2002 ..............  4

           Statements of Cash Flows for the six months ended
             June 28, 2003 and June 29, 2002 ...............................  5

           Notes to Consolidated Financial Statements ......................  6

ITEM 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations ................... 12

ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk ........ 22

ITEM 4.  Controls and Procedures ........................................... 22

                           PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings ................................................. 23

ITEM 4.  Submission of Matters to a Vote of Security Holders ............... 25

ITEM 6.  Exhibits and Reports on Form 8-K .................................. 26

         Signature ......................................................... 26

PART 1.  FINANCIAL INFORMATION
ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                      HENRY SCHEIN, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                                                                  June 28,     December 28,
                                                                                    2003           2002
                                                                                ------------   ------------
                                                                                 (unaudited)     (audited)
                                     ASSETS

Current assets:
    Cash and cash equivalents ................................................  $   121,161    $   200,651
    Marketable securities ....................................................       16,151         31,209
    Accounts receivable, less reserves of $40,789 and $36,200, respectively ..      418,470        368,263
    Inventories ..............................................................      343,745        323,080
    Deferred income taxes ....................................................       27,936         29,919
    Prepaid expenses and other ...............................................       73,216         74,407
                                                                                -----------    -----------
      Total current assets ...................................................    1,000,679      1,027,529
Property and equipment, net of accumulated depreciation and amortization
    of $114,098 and $101,519, respectively ...................................      150,437        142,532
Goodwill .....................................................................      353,746        302,687
Other intangibles, net of accumulated amortization
    of $6,537 and $4,151, respectively .......................................       23,748          7,661
Investments and other ........................................................       85,186         77,643
                                                                                -----------    -----------
                                                                                $ 1,613,796    $ 1,558,052
                                                                                ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable ...........................................................  $   228,467    $   243,166
  Bank credit lines ..........................................................        4,764          4,790
  Accruals:
    Salaries and related expenses ............................................       54,949         53,954
    Merger, integration, and restructuring costs .............................        2,568          3,044
    Acquisition earnout payments .............................................         --            1,460
    Taxes and other expenses .................................................      128,233        114,254
  Current maturities of long-term debt .......................................        4,816          2,662
                                                                                -----------    -----------
    Total current liabilities ................................................      423,797        423,330
Long-term debt ...............................................................      247,179        242,561
Other liabilities ............................................................       26,339         24,196
                                                                                -----------    -----------
    Total liabilities ........................................................      697,315        690,087
                                                                                -----------    -----------
Minority interest ............................................................        9,466          6,748
                                                                                -----------    -----------
Stockholders' equity:
  Preferred stock, $.01 par value, authorized 1,000,000,
    issued and outstanding: 0 and 0, respectively ............................         --             --
  Common stock, $.01 par value, authorized 120,000,000,
    issued: 43,470,989 and 44,041,591, respectively ..........................          435            440
  Additional paid-in capital .................................................      431,117        436,554
  Retained earnings ..........................................................      463,519        430,389
  Treasury stock, at cost, 0 and 62,479 shares, respectively .................         --           (1,156)
  Accumulated comprehensive income (loss) ....................................       12,098         (4,794)
  Deferred compensation ......................................................         (154)          (216)
                                                                                -----------    -----------
    Total stockholders' equity ...............................................      907,015        861,217
                                                                                -----------    -----------
                                                                                $ 1,613,796    $ 1,558,052
                                                                                ===========    ===========

          See accompanying notes to consolidated financial statements.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME
                      (in thousands, except per share data)
                                   (unaudited)


                                                              Three Months Ended                 Six Months Ended
                                                         -----------------------------     ----------------------------
                                                           June 28,         June 29,         June 28,         June 29,
                                                             2003             2002             2003             2002
                                                         -----------      -----------      -----------      -----------
Net sales .............................................  $   776,166      $   671,432      $ 1,514,163      $ 1,318,525
Cost of sales .........................................      555,637          479,036        1,092,217          947,739
                                                         -----------      -----------      -----------      -----------
  Gross profit ........................................      220,529          192,396          421,946          370,786
Operating expenses:
  Selling, general and administrative .................      164,499          145,407          323,711          288,599
                                                         -----------      -----------      -----------      -----------
    Operating income ..................................       56,030           46,989           98,235           82,187
Other income (expense):
  Interest income .....................................        1,921            2,481            4,313            4,920
  Interest expense ....................................       (4,595)          (4,367)          (9,328)          (9,195)
  Other - net .........................................          242              706              927              140
                                                         -----------      -----------      -----------      -----------
    Income before taxes on income, minority interest
      and equity in earnings of affiliates ............       53,598           45,809           94,147           78,052
Taxes on income .......................................       20,207           16,996           35,413           29,060
Minority interest in net income of subsidiaries .......          874              932            1,611            1,501
Equity in earnings of affiliates ......................          338              185              498              305
                                                         -----------      -----------      -----------      -----------
Net income ............................................  $    32,855      $    28,066      $    57,621      $    47,796
                                                         ===========      ===========      ===========      ===========

Comprehensive income:
  Net income ..........................................  $    32,855      $    28,066      $    57,621      $    47,796
    Foreign currency translation adjustments ..........       12,528           14,699           16,867           13,382
    Other .............................................          167              118               25               57
                                                         -----------      -----------      -----------      -----------
Comprehensive income ..................................  $    45,550      $    42,883      $    74,513      $    61,235
                                                         ===========      ===========      ===========      ===========

Net income per common share:
    Basic .............................................  $      0.76      $      0.65      $      1.32      $      1.11
                                                         ===========      ===========      ===========      ===========
    Diluted ...........................................  $      0.74      $      0.63      $      1.29      $      1.07
                                                         ===========      ===========      ===========      ===========
Weighted average common shares outstanding:
    Basic .............................................       43,500           43,389           43,754           43,090
                                                         ===========      ===========      ===========      ===========
    Diluted ...........................................       44,549           44,747           44,780           44,559
                                                         ===========      ===========      ===========      ===========

          See accompanying notes to consolidated financial statements.

                     HENRY SCHEIN, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                 (unaudited)
                                                                          Six Months Ended
                                                                       ----------------------
                                                                        June 28,     June 29,
                                                                          2003         2002
                                                                       ---------    ---------
Cash flows from operating activities:
  Net income .......................................................   $  57,621    $  47,796
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization ................................      17,115       13,009
      Provision for losses and allowances on trade receivables .....       4,490        1,219
      Provision (benefit) for deferred income taxes ................       3,893         (293)
      Undistributed earnings of affiliates .........................        (498)        (305)
      Minority interest in net income of subsidiaries ..............       1,611        1,501
      Other ........................................................        (246)        (123)
  Changes in operating assets and liabilities (net of acquisitions):
   (Increase) decrease in accounts receivable ......................     (34,248)       4,071
    Decrease (increase) in inventories .............................       4,481      (17,760)
    Decrease (increase) in other current assets ....................      12,527       (4,707)
    Decrease in accounts payable and accruals ......................     (25,715)     (31,027)
                                                                       ---------    ---------
Net cash provided by operating activities ..........................      41,031       13,381
                                                                       ---------    ---------
Cash flows from investing activities:
  Capital expenditures .............................................     (21,321)     (28,120)
  Business acquisitions, net of cash acquired ......................     (66,754)     (34,887)
  Purchase of marketable securities with
    maturities of more than three months ...........................     (21,195)     (20,639)
  Maturities of marketable securities with
    maturities of more than three months ...........................      28,530         --
  Other ............................................................       1,861         (574)
                                                                       ---------    ---------
Net cash used in investing activities ..............................     (78,879)     (84,220)
                                                                       ---------    ---------
Cash flows from financing activities:
  Principal payments on long-term debt .............................      (4,954)     (13,604)
  Proceeds from issuance of stock upon exercise of stock
    options by employees ...........................................      11,329       26,490
  Payments for repurchases of common stock .........................     (46,152)        --
  Net payments on borrowings from banks ............................        (940)        (435)
  Other ............................................................         (93)        (426)
                                                                       ---------    ---------
Net cash (used in) provided by financing activities ................     (40,810)      12,025
                                                                       ---------    ---------
Net decrease in cash and cash equivalents ..........................     (78,658)     (58,814)
Effect of exchange rate changes on cash and cash equivalents .......        (832)      (2,045)
Cash and cash equivalents, beginning of period .....................     200,651      193,367
                                                                       ---------    ---------
Cash and cash equivalents, end of period ...........................   $ 121,161    $ 132,508
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

     The results of operations and cash flows for the six months ended June 28, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 2003 or any other period.

     Certain amounts from prior periods have been reclassified to conform to the current period presentation.

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

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS, EXCEPT EMPLOYEE AND SHARE DATA)
                                   (unaudited)

     The following tables present information about the Company's business segments:

                                           Three Months Ended         Six Months Ended
                                         -----------------------   -----------------------
                                          June 28,     June 29,     June 28,     June 29,
                                            2003         2002         2003         2002
                                         ----------   ----------   ----------   ----------
Net Sales:
  Healthcare distribution (1):
    Dental (2) ........................  $  331,953   $  306,287   $  645,909   $  601,568
    Medical (3) .......................     284,305      242,683      561,445      474,105
    International (4) .................     141,170      106,779      270,770      212,617
                                         ----------   ----------   ----------   ----------
      Total healthcare distribution ...     757,428      655,749    1,478,124    1,288,290
  Technology (5) ......................      18,738       15,683       36,039       30,235
                                         ----------   ----------   ----------   ----------
                                         $  776,166   $  671,432   $1,514,163   $1,318,525
                                         ==========   ==========   ==========   ==========

----------
(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control products and vitamins.
(2)  Consists of products sold in the United States and Canada.
(3) Consists of products sold to the United States Medical and Veterinary markets.
(4) Consists of products sold to the Dental, Medical and Veterinary markets, primarily in Europe.
(5) Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare professionals in the United States and Canada.

                                           Three Months Ended          Six Months Ended
                                         -----------------------  --------------------------
                                          June 28,     June 29,     June 28,      June 29,
                                            2003         2002         2003          2002
                                         ----------   ----------  ------------  ------------
Operating Income:
  Healthcare distribution .............   $ 48,259     $ 40,237   $    83,422   $    70,093
  Technology ..........................      7,771        6,752        14,813        12,094
                                         ----------   ----------  ------------ ------------
    Total .............................   $ 56,030     $ 46,989   $    98,235   $    82,187
                                         ==========   ==========  ============ ============

                                                                    June 28,      June 29,
                                                                      2003          2002
                                                                  ------------  ------------

Total Assets:
  Healthcare distribution .....................................   $ 1,591,157   $ 1,385,447
  Technology ..................................................       123,555       101,160
                                                                  -----------   -----------
    Total assets for reportable segments ......................     1,714,712     1,486,607
  Receivables due from healthcare distribution segment ........       (99,851)      (74,880)
  Receivables due from technology segment .....................        (1,065)       (1,570)
                                                                  -----------   -----------
    Consolidated total assets .................................   $ 1,613,796   $ 1,410,157
                                                                  ===========   ===========


                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS, EXCEPT EMPLOYEE AND SHARE DATA)
                                   (unaudited)

NOTE 3.  STOCK-BASED COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations in accounting for its employee stock options. Under APB 25, no compensation expense is recorded as long as the exercise price is equal to or greater than the quoted market price of the stock at the date of the grant.

     Pro forma information regarding net income and earnings per share has been determined as if the Company and its acquired subsidiaries had accounted for their employee stock options under the fair value method of Financial Accounting Standards Board Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

     The weighted average fair value of options granted during the three months ended June 28, 2003 and June 29, 2002 was $24.21 and $29.24, respectively. The weighted average fair value of options granted during the six months ended June 28, 2003 and June 29, 2002 was $21.16 and $25.03, respectively. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended June 28, 2003 and June 29, 2002: risk-free interest rates of 3.8% and 5.1%, respectively; volatility factor of the expected market price of the Company's Common Stock of 43.7% and 49.6%, respectively, assumed dividend yield of 0%, and a weighted-average expected life of the option of 10 years.

     Under the accounting provisions of FAS 123, the Company's net income and net income per common share would have been adjusted to the pro forma amounts indicated below:

                                                Three Months Ended          Six Months Ended
                                             ------------------------    ------------------------
                                              June 28,      June 29,      June 28,      June 29,
                                                2003          2002          2003          2002
                                             ----------    ----------    ----------    ----------
Net income as reported ...................   $   32,855    $   28,066    $   57,621    $   47,796
Deduct:  Stock-based employee
compensation expense determined under
fair value method, net of related taxes ..       (3,255)       (2,284)       (5,753)       (4,568)
                                             ----------    ----------    ----------    ----------
Pro forma net income .....................   $   29,600    $   25,782    $   51,868    $   43,228
                                             ==========    ==========    ==========    ==========

Net income per common share - as reported:
Basic ....................................   $     0.76    $     0.65    $     1.32    $     1.11
                                             ==========    ==========    ==========    ==========
Diluted ..................................   $     0.74    $     0.63    $     1.29    $     1.07
                                             ==========    ==========    ==========    ==========
Net income per common share - pro forma:
Basic ....................................   $     0.68    $     0.59    $     1.19    $     1.00
                                             ==========    ==========    ==========    ==========
Diluted ..................................   $     0.66    $     0.58    $     1.16    $     0.97
                                             ==========    ==========    ==========    ==========

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS, EXCEPT EMPLOYEE AND SHARE DATA)
                                   (unaudited)

Note 4.  Goodwill and Other Intangible Assets

     The changes in the carrying amount of goodwill for the six months ended June 28, 2003 were as follows:

                                                     Healthcare
                                                    Distribution     Technology         Total
                                                    ------------     ----------       --------
Balance as of December 28, 2002 ................      $302,352        $    335        $302,687
  Adjustments to goodwill:
     Acquisition costs incurred during the six
         months ended June 28, 2003 ............        44,448              89          44,537
     Foreign currency translation ..............         6,522            --             6,522
                                                      --------        --------        --------
Balance as of June 28, 2003 ....................      $353,322        $    424        $353,746
                                                      ========        ========        ========

     The acquisition costs incurred during the six months ended June 28, 2003 primarily related to the acquisitions of Hager Dental GmbH (Hager) and Colonial Surgical Supply, Inc. (Colonial), and the purchase of additional equity interests in two subsidiaries.

     Other intangible assets as of June 28, 2003 and December 28, 2002 were as follows:

                                         June 28, 2003            December 28, 2002 (1)
                                     ----------------------      ----------------------
                                               Accumulated                 Accumulated
                                       Cost    Amortization        Cost    Amortization
                                     -------   ------------      -------   ------------
Other intangible assets:
   Non-compete agreements ........   $15,176     $(4,375)        $10,826     $(3,549)
   Trademarks and trade names ....     7,969         (29)             89         (18)
   Customer relationships ........     4,071        --              --          --
   Other .........................     3,069      (2,133)            897        (584)
                                     -------     -------         -------     -------
Total ............................   $30,285     $(6,537)        $11,812     $(4,151)
                                     =======     =======         =======     =======

----------
(1)  Reclassified to conform to current period presentation.

     Amortization of other intangible assets for the six months ended June 28, 2003 and June 29, 2002 was approximately $865 and $563, respectively. The annual amortization expense expected for the years 2003 through 2007 is $2,482, $2,607, $1,617, $1,185, and $1,035, respectively.

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

     The following table shows amounts paid against the accruals for these costs during the six months ended June 28, 2003:

                                                    Balance at                Balance at
                                                   December 28,                June 28,
                                                       2002       Payments       2003
                                                   -----------    --------    ----------
Facility closing costs  (1) ......................   $ 2,150      $  (282)     $ 1,868
Severance and other direct costs  (2) ............       558         (147)         411
Direct transaction, professional and
   consulting fees and other integration costs ...       336          (47)         289
                                                     -------      -------      -------
                                                     $ 3,044      $  (476)     $ 2,568
                                                     =======      =======      =======

----------
(1) Represents costs associated with the closing of certain equipment branches (primarily lease termination costs) and property and equipment write-offs.
(2) Represents salaries and related benefits for employees separated from the Company. For the six months ended June 28, 2003, two employees received severance payments and were still owed severance pay and benefits at June 28, 2003.

                       HENRY SCHEIN, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                 (IN THOUSANDS, EXCEPT EMPLOYEE AND SHARE DATA)
                                   (unaudited)

NOTE 6.  BUSINESS ACQUISITIONS

     During the six months ended June 28, 2003, the Company acquired two healthcare businesses and purchased additional equity interests in two subsidiaries. On May 28, 2003, the Company acquired all of the outstanding common stock of Hager Dental GmbH, a dental distributor of consumable supplies and equipment located in Germany. On June 2, 2003, the Company acquired the assets of Colonial Surgical Supply, Inc., a United States dental distributor of consumable supplies, primarily examination gloves. None of these transactions were considered material on an individual or aggregate basis. The transactions were accounted for under the purchase method of accounting and have been included in the consolidated financial statements from their respective acquisition dates.

     Hager reported 2002 net sales of approximately $50,000. Colonial reported 2002 net sales of more than $40,000.

     The Company recorded goodwill of approximately $17,600 and $13,700, and other intangibles of approximately $1,100 and $12,400 in conjunction with the Hager and Colonial acquisitions, respectively. The acquisition agreement for Colonial requires the Company to pay additional cash consideration of up to $10,000, if certain profitability targets are met.

NOTE 7.  EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per common share follows:

                                       Three Months Ended              Six Months Ended
                                    -------------------------     -------------------------
                                     June 28,       June 29,       June 28,       June 29,
                                       2003           2002           2003           2002
                                    ----------     ----------     ----------     ----------
Basic ............................. 43,500,099     43,388,518     43,754,062     43,089,815
Effect of assumed conversion of
  employee stock options ..........  1,048,483      1,358,275      1,025,911      1,468,753
                                    ----------     ----------     ----------     ----------
Diluted ........................... 44,548,582     44,746,793     44,779,973     44,558,568
                                    ==========     ==========     ==========     ==========

     Options to purchase approximately 37,319 and 6,440 shares of common stock at prices ranging from $48.25 to $54.00 and $48.25 to $49.85 per share that were outstanding during the three months ended June 28, 2003 and June 29, 2002, respectively, were excluded from the computation of diluted earnings per common share. Options to purchase approximately 74,294 and 15,558 shares of common stock at prices ranging from $44.90 to $54.00 and $45.96 to $49.85 per share that were outstanding during the six months ended June 28, 2003 and June 29, 2002, respectively, were excluded from the computation of diluted earnings per common share. In each of the respective periods, the options' exercise prices exceeded the fair market value of the Company's common stock.

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

     Allowances for accounts receivable, comprised primarily of the allowance for doubtful accounts and the allowance for sales returns, were $40.8 million and $36.2 million at June 28, 2003 and December 28, 2002, respectively.

Long-Lived Assets

     Long-lived assets, other than goodwill, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of these assets. When any such impairment exists, the related assets are written down to fair value.

     Other intangible assets are amortized over their estimated useful lives. We have reassessed the estimated useful lives of our intangible assets, which primarily consist of non-compete agreements, trademarks and trade names, and customer relationships, and no changes were deemed necessary.

Goodwill

     In accordance with Statements of Financial Accounting Standards No. 141, "Business Combinations" (FAS 141), and No. 142, "Goodwill and Other Intangible Assets" (FAS 142), goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests.

     At June 28, 2003, we had recorded approximately $377.5 million in goodwill and other intangible assets, net of accumulated amortization, primarily related to acquisitions made in current as well as prior years. The goodwill is substantially related to our healthcare distribution segment.

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

     As required by FAS 142, we complete goodwill impairment tests at least annually. On a quarterly basis, we review changes in market conditions, among other factors, that could have a material impact on our estimates of fair value in order to reassess the carrying value of our goodwill. As of June 28, 2003, no charges were deemed necessary.

Stock-Based Compensation

     We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded as long as the exercise price is equal to or greater than the quoted market price of the stock at the date of grant.

     We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

     Had we elected to use FAS 123 to account for stock-based compensation under the fair value method, we would have been required to record compensation expense, and as a result, diluted earnings per common share for the six months ended June 28, 2003 and June 29, 2002 would have been lower by $0.13 and $0.10, respectively.

THREE MONTHS ENDED JUNE 28, 2003 COMPARED TO THREE MONTHS ENDED JUNE 29, 2002

     For the three months ended June 28, 2003, our net sales increased $104.8 million, or 15.6%, to $776.2 million, from $671.4 million for the three months ended June 29, 2002.

     Of the $104.8 million increase in net sales, approximately $101.7 million, or 97.0%, represented a 15.5% increase in our healthcare distribution business. As part of this increase, approximately $41.6 million represented a 17.2% increase in our medical business, $34.4 million represented a 32.2% increase in our international business, and $25.7 million represented an 8.4% increase in our dental business. The increase in medical net sales was primarily attributable to increased sales to physicians' office and alternate care markets. In the international market, the increase in net sales was primarily due to favorable exchange rates to the U.S. dollar, an acquisition, and increased account penetration in France and Spain. Excluding the impact of the exchange rates and the acquisition, net sales for the international market increased by 5.9%. In the dental market, the increase in net sales was primarily due to increased dental equipment sales and services, an acquisition, and increased account penetration to existing customers driven primarily by our Privileges loyalty program. Net sales of dental consumable merchandise increased by 6.0%, while net sales of dental equipment increased by 18.9%.

     The remaining increase in second quarter 2003 net sales was due to our technology business, which increased $3.1 million, or 19.5%. The increase in technology and value-added product net sales was primarily due to increased sales of software products and related services. As part of a new marketing initiative, MarketOne, certain technology and equipment products were sold directly to end-user customers beginning with the third quarter of 2002, rather than through resellers, which resulted in increased net sales for the technology business. Had MarketOne been in effect for the three months ended June 29, 2002, we estimate that the increase in our technology business net sales for the three months ended June 28, 2003 would have been 11.0%.

     Gross profit increased by $28.1 million, or 14.6%, to $220.5 million for the three months ended June 28, 2003, from $192.4 million for the three months ended June 29, 2002. Gross profit margin decreased by 0.3% to 28.4%, from 28.7% for the same period last year.

     Healthcare distribution gross profit increased $25.4 million, or 14.1%, to $205.9 million for the three months ended June 28, 2003, from $180.5 million for the three months ended June 29, 2002. Healthcare distribution gross profit margin decreased by 0.3% to 27.2% for the three months ended June 28, 2003, from 27.5% for the three months ended June 29, 2002, primarily due to changes in sales mix in our medical business.

     Technology gross profit increased by $2.7 million, or 22.7%, to $14.6 million for the three months ended June 28, 2003, from $11.9 million for the three months ended June 29, 2002. Technology gross profit margins increased by 2.1% to 77.7% for the three months ended June 28, 2003, from 75.6% for the three months ended June 29, 2002.

     Selling, general and administrative expenses increased by $19.1 million, or 13.1%, to $164.5 million for the three months ended June 28, 2003, from $145.4 million for the three months ended June 29, 2002.

     Selling and shipping expenses increased by $12.7 million, or 14.0%, to

$103.3 million for the three months ended June 28, 2003, from $90.6 million for the three months ended June 29, 2002. As a percentage of net sales, selling and shipping expenses decreased 0.2% to 13.3% for the three months ended June 28, 2003, from 13.5% for the three months ended June 29, 2002.

     General and administrative expenses increased $6.4 million, or 11.7%, to $61.2 million for the three months ended June 28, 2003, from $54.8 million for the three months ended June 29, 2002. As a percentage of net sales, general and administrative expenses decreased 0.3% to 7.9% for the three months ended June 28, 2003, from 8.2% for the three months ended June 29, 2002. The decrease was primarily attributable to leveraging of our infrastructure with increased sales volume.

     Other income (expense) - net increased by $(1.2) million to $(2.4) million for the three months ended June 28, 2003, from $(1.2) million for the three months ended June 29, 2002. The net increase was due primarily to lower interest income, lower foreign currency gains, and higher interest expense.

     Equity in earnings of affiliates increased by $0.1 million, to $0.3 million for the three months ended June 28, 2003, from $0.2 million for the three months ended June 29, 2002.

     For the three months ended June 28, 2003, our effective tax rate was 37.7%. For the three months ended June 29, 2002, our effective tax rate was 37.1%. The difference between our effective tax rates and the Federal statutory rates for both periods relate primarily to state income taxes.

SIX MONTHS ENDED JUNE 28, 2003 COMPARED TO SIX MONTHS ENDED JUNE 29, 2002

     For the six months ended June 28, 2003, our net sales increased $195.7 million, or 14.8%, to $1,514.2 million, from $1,318.5 million for the six months ended June 29, 2002.

     Of the $195.7 million increase in net sales, approximately $189.9 million, or 97.0%, represented a 14.7% increase in our healthcare distribution business. As part of this increase, approximately $87.4 million represented an 18.4% increase in our medical business, $58.2 million represented a 27.4% increase in our international business, and $44.3 million represented a 7.4% increase in our dental business. The increase in medical net sales was primarily attributable to increased sales to physicians' office and alternate care markets. In the international market, the increase in net sales was primarily due to favorable exchange rates to the U.S. dollar, increased account penetration in France, Spain, and Australia, and the acquisition of Hager Dental GmbH in the second quarter of 2003. Excluding the impact of the exchange rates and the acquisition, net sales for the international market increased by 4.7%. In the dental market, the increase in net sales was primarily due to increased dental equipment sales and services, the acquisition of Colonial Surgical Supply, Inc., and increased account penetration to existing customers driven primarily by our Privileges loyalty program. Net sales of dental consumable merchandise increased by 5.4%, while net sales of dental equipment increased by 16.1%.

     The remaining increase in net sales for the six months ended June 28, 2003 was due to our technology business, which increased $5.8 million, or 19.2%. The increase in technology and value-added product net sales was primarily due to increased sales of software products and related services. As part of a new marketing initiative, MarketOne, certain technology and equipment products were sold directly to end-user customers beginning with the third quarter of 2002, rather than through resellers, which resulted in increased net sales for the technology business. Had MarketOne been in effect for the six months ended June 29, 2002, we estimate that the increase in our technology business net sales for the six months ended June 28, 2003 would have been 11.7%.

     Gross profit increased by $51.1 million, or 13.8%, to $421.9 million for the six months ended June 28, 2003, from $370.8 million for the six months ended June 29, 2002. Gross profit margin decreased by 0.2% to 27.9%, from 28.1% for the same period last year.

     Healthcare distribution gross profit increased $46.0 million, or 13.2%, to $394.0 million for the six months ended June 28, 2003, from $348.0 million for the six months ended June 29, 2002. Healthcare distribution gross profit margin decreased by 0.3% to 26.7% for the six months ended June 28, 2003, from 27.0% for the six months ended June 29, 2002, primarily due to changes in sales mix in our medical business.

     Technology gross profit increased by $5.1 million, or 22.4%, to $27.9 million for the six months ended June 28, 2003, from $22.8 million for the six months ended June 29, 2002. Technology gross profit margins increased by 2.0% to 77.4% for the six months ended June 28, 2003, from 75.4% for the six months ended June 29, 2002.

     Selling, general and administrative expenses increased by $35.1 million, or 12.2%, to $323.7 million for the six months ended June 28, 2003, from $288.6 million for the six months ended June 29, 2002.

     Selling and shipping expenses increased by $23.8 million, or 13.3%, to $202.5 million for the six months ended June 28, 2003, from $178.7 million for the six months ended June 29, 2002. As a percentage of net sales, selling and shipping expenses decreased 0.2% to 13.4% for the six months ended June 28, 2003, from 13.6% for the six months ended June 29, 2002.

     General and administrative expenses increased $11.3 million, or 10.3%, to $121.2 million for the six months ended June 28, 2003, from $109.9 million for the six months ended June 29, 2002. As a percentage of net sales, general and administrative expenses decreased 0.3% to 8.0% for the six months ended June 28, 2003, from 8.3% for the six months ended June 29, 2002. The decrease was primarily attributable to leveraging of our infrastructure with increased sales volume.

     Other income (expense) - net was substantially unchanged from the prior period.

     Equity in earnings of affiliates increased by $0.2 million, to $0.5 million for the six months ended June 28, 2003, from $0.3 million for the six months ended June 29, 2002.

     For the six months ended June 28, 2003, our effective tax rate was 37.6%. For the six months ended June 29, 2002, our effective tax rate was 37.2%. The difference between our effective tax rates and the Federal statutory rates for both periods relate primarily to state income taxes.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements have been to fund (a) acquisitions, (b) repurchases of common stock, (c) working capital needs resulting from increased sales and special inventory forward buy-in opportunities, and (d) capital expenditures. Since sales tend to be strongest during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year. We have financed our business primarily through operations, our revolving credit facilities, private placement loans and stock issuances.

     Net cash provided by operating activities for the six months ended June 28, 2003 of $41.0 million resulted primarily from net income of $57.6 million and non-cash expenses of approximately $26.4 million, offset by a net increase in the use of working capital of approximately $43.0 million. The increase in the use of working capital was due to a $34.3 million increase in accounts receivable combined with a decrease in accounts payable and accruals of $25.7 million, primarily due to payments made to vendors for year end inventory buy-ins, offset by a $12.5 million decrease in other current assets and a $4.5 million decrease in inventories. For the six months ended June 28, 2003, the increase in our accounts receivable was primarily due to increased sales volume. Our accounts receivable days sales outstanding ratio improved to 46.9 days for the six months ended June 28, 2003, from 50.0 days for the six months ended June 29, 2002, primarily due to continued focus in this area. Our inventory turns improved to 6.5 turns for the six months ended June 28, 2003, from 6.3 turns for the six months ended June 29, 2002. We anticipate future increases in our working capital requirements as a result of continued sales growth and special inventory forward buy-in opportunities.

     Net cash used in investing activities for the six months ended June 28, 2003 of $78.9 million resulted primarily from business acquisitions of $66.8 million, capital expenditures of $21.3 million, and purchases of United States government and government agency bonds, corporate bonds and commercial paper with maturities of more than three months of $21.2 million, offset by maturities of United States government and government agency bonds, municipal bonds and corporate bonds of $28.5 million. Our investments in corporate bonds consist of debt securities rated AAA by Moody's (or an equivalent rating) and investments in commercial paper consist of debt securities rated P-1 by Moody's (or an equivalent rating). The fair values of our investments are determined by quoted market prices. We expect to invest more than $35.0 million during the year ending December 27, 2003 in capital projects to modernize and expand our facilities, to enhance our computer infrastructure systems and to integrate operations.

     Net cash used in financing activities for the six months ended June 28, 2003 of $40.8 million resulted primarily from our repurchases of common stock of $46.2 million and debt repayments of $5.9 million, offset primarily by proceeds from the issuance of stock upon exercise of stock options of $11.3 million. On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. During the six months ended June 28, 2003, we repurchased and retired 1,071,500 shares at an average price of $43.07 per share.

     Some holders of minority interests in entities we have acquired have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula based on earnings of the entity. Additionally, some prior owners of acquired businesses are eligible to receive additional purchase price cash consideration if certain profitability targets are met.

     Our cash and cash equivalents as of June 28, 2003 of $121.2 million consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are traded in public markets.

     We have a revolving credit facility of $200.0 million that is a four year committed line scheduled to terminate in May 2006. We also have one uncommitted bank line of $15.0 million. There were no borrowings under either credit facility at June 28, 2003. As of June 28, 2003, certain subsidiaries of ours had revolving credit facilities with approximately $36.3 million available for borrowing. At June 28, 2003, $4.8 million had been borrowed.

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

     We believe that our cash and cash equivalents of $121.2 million, our investment in short-term marketable securities of $16.2 million as of June 28, 2003, our ability to access public and private debt and equity markets, and the availability of funds under our existing credit agreements will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

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

o Changes in e-commerce could affect our business relationships and could require significant resources. The development of on-line commerce, including business-to-business exchanges, will require us to continuously improve the performance, security, features and reliability of Internet content and technology.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes to the disclosures made in our Annual Report on Form 10-K for the year ended December 28, 2002, on this matter.


ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's management, with the participation of the Company's principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by the Company in this report.

Changes in Internal Controls

     There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

     Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products.

     As of June 28, 2003, we were named a defendant in approximately 46 product liability cases. Of these claims, 42 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of the Company pending product identification; however, we have impleaded or filed cross claims against those manufacturers, subject to jurisdiction, in each case in which we are a defendant.

     On January 27, 1998, in District Court in Travis County, Texas, we and one of our subsidiaries were named as defendants in a matter entitled "Shelly E. Stromboe and Jeanne Taylor, on Behalf of Themselves and all others Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc.", Case No. 98-00886. The Petition alleges, among other things, negligence, breach of contract, fraud, and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental(R) name. In October 1999, the trial court, on motion, certified both a Windows(R) sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that 5,000 Windows(R) customers and 10,000 DOS customers were covered by the class action that was certified by the trial court. In November of 1999, we filed an interlocutory appeal of the trial court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the trial court's certification order. On January 5, 2001, we filed a Petition for Review in the Texas Supreme Court asking the Court to find that it had "conflicts jurisdiction" to permit review of the trial court's certification order. The Texas Supreme Court heard oral argument on February 6, 2002. On October 31, 2002, the Texas Supreme Court issued an opinion in the case holding that it had conflicts jurisdiction to review the decision of the Court of Appeals and finding that the trial court's certification of the case as a class action was improper. The Supreme Court further held that the judgment of the court of appeals, which affirmed the class certification order, must be reversed in its entirety. Upon reversal of the class certification order, the Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion. On January 31, 2003, counsel for the class filed a Motion for Rehearing with the Texas Supreme Court seeking a reversal for the Supreme Court's earlier opinion reversing the class certification order. On May 8, 2003, the Supreme Court denied the Motion for Rehearing, letting stand its opinion dated October 31, 2002, which decertified both sub-classes in their entirety. While no papers have been filed at this time, counsel for the class has indicated orally that they intend to file an amended motion for class certification wherein they will seek to have the trial court certify another class purportedly consistent with the opinion of the Texas Supreme Court handed down on October 31, 2002. At this time, however, it is not possible to determine whether the trial court will certify a different class upon motion, if any, or the possible range of damages or other relief sought by the plaintiffs in the trial court.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    At the Company's Annual Meeting of Stockholders held on June 18, 2003, the stockholders of the Company took the following actions:

(i)   Re-elected the following individuals to the Company's Board of Directors:

Stanley M. Bergman       (37,407,835 shares voting for, 279,501 shares withheld)
Barry J. Alperin         (37,373,102 shares voting for, 314,234 shares withheld)
Gerald A. Benjamin       (37,403,680 shares voting for, 283,656 shares withheld)
James P. Breslawski      (37,404,806 shares voting for, 282,530 shares withheld)
Pamela Joseph            (37,351,899 shares voting for, 335,437 shares withheld)
Donald J. Kabat          (37,367,735 shares voting for, 319,601 shares withheld)
Philip A. Laskawy        (37,297,102 shares voting for, 390,234 shares withheld)
Norman S. Matthews       (37,325,693 shares voting for, 361,643 shares withheld)
Mark E. Mlotek           (37,405,369 shares voting for, 281,967 shares withheld)
Steven Paladino          (37,404,156 shares voting for, 283,180 shares withheld)
Marvin H. Schein         (36,966,974 shares voting for, 720,362 shares withheld)
Irving Shafran           (37,413,225 shares voting for, 274,111 shares withheld)
Dr. Louis W. Sullivan    (37,309,189 shares voting for, 378,147 shares withheld)

(ii) Approved the Company's Amended and Restated 1994 Stock Option Plan (31,153,380 shares voting for; 6,392,891 shares voting against; 141,065 shares abstaining).

(iii) Approved the Company's Amended and Restated 1996 Non-Employee Director Stock Option Plan (34,644,261 shares voting for; 2,907,115 shares voting against; 135,960 shares abstaining).

(iv) Ratified the selection of BDO Seidman, LLP as the Company's independent auditors for the year ending December 27, 2003 (36,207,591 shares voting for; 1,371,393 shares voting against; 108,352 shares abstaining).

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

     10.1 Henry Schein, Inc. 1994 Stock Option Plan, as amended and restated effective as of June 18, 2003.

     10.2 Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended and restated effective as of June 18, 2003.

     10.3 Amendment No. 1 to Credit Agreement, dated as of May 1, 2003, among the Company, the several Guarantors from time to time parties thereto, JP Morgan Chase Bank, as administrative agent, issuing lender, sole lead arranger, and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto.

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




Dated:  August 11, 2003