Form 10-Q
period 2003-09-27
SCHEIN HENRY INC
filed 2003-11-10
CIK 1000228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
--   ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 2003

                                       OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________

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

         Yes X                                                    No
            --

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes X                                                    No
            --

As of November 3, 2003 there were 43,646,271 shares of the registrant's common stock outstanding.

                               HENRY SCHEIN, INC.
                                     INDEX

                                                                            Page
                                                                            ----

                          PART I. FINANCIAL INFORMATION


ITEM 1.   Consolidated Financial Statements:
             Balance Sheets as of September 27, 2003 and December 28, 2002...  3

             Statements of Income for the three and nine months ended
                  September 27, 2003 and September 28, 2002..................  4

             Statements of Cash Flows for the nine months ended
                  September 27, 2003 and September 28, 2002..................  5

             Notes to Consolidated Financial Statements......................  6

ITEM 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations................... 12

ITEM 3.   Quantitative and Qualitative Disclosures about Market Risk......... 24

ITEM 4.   Controls and Procedures............................................ 24


                           PART II. OTHER INFORMATION


ITEM 1.   Legal Proceedings.................................................. 25

ITEM 6.   Exhibits and Reports on Form 8-K................................... 27

          Signature.......................................................... 27

                          PART I. FINANCIAL INFORMATION
                   ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               HENRY SCHEIN, INC.
                           CONSOLIDATED BALANCE SHEETS
                 (in thousands, except share and per share data)

                                                                      September 27,   December 28,
                                                                          2003            2002
                                                                      -------------   ------------
                                                                       (unaudited)     (audited)
ASSETS
Current assets:
     Cash and cash equivalents .....................................   $    92,857    $   200,651
     Marketable securities .........................................        12,902         31,209
     Accounts receivable, net of  reserves of $40,116 and $36,200 ..       498,016        368,263
     Inventories, net ..............................................       372,082        323,080
     Deferred income taxes .........................................        26,839         29,919
     Prepaid expenses and other ....................................        85,067         74,407
                                                                       -----------    -----------
            Total current assets ...................................     1,087,763      1,027,529
Property and equipment, net ........................................       150,817        142,532
Goodwill ...........................................................       354,402        302,687
Other intangibles, net .............................................        22,997          7,661
Investments and other ..............................................        81,008         77,643
                                                                       -----------    -----------
           Total assets ............................................   $ 1,696,987    $ 1,558,052
                                                                       ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..............................................   $   246,710    $   243,166
     Bank credit lines .............................................         6,475          4,790
     Current maturities of long-term debt ..........................         4,357          2,662
     Accruals:
        Salaries and related expenses ..............................        52,946         53,954
        Taxes ......................................................        56,792         32,196
        Other expenses .............................................        93,202         86,562
                                                                       -----------    -----------
           Total current liabilities ...............................       460,482        423,330
Long-term debt .....................................................       245,389        242,561
Other liabilities ..................................................        28,955         24,196

Minority interest ..................................................        10,041          6,748
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value, 1,000,000 authorized,
          none outstanding .........................................          --             --
     Common stock, $.01 par value, 120,000,000 authorized,
          43,645,938 and 44,041,591 outstanding ....................           436            440
     Additional paid-in capital ....................................       439,337        436,554
     Retained earnings .............................................       501,024        430,389
     Treasury stock, at cost, 0 and 62,479 shares ..................          --           (1,156)
     Accumulated other comprehensive income (loss) .................        11,445         (4,794)
     Deferred compensation .........................................          (122)          (216)
                                                                       -----------    -----------
            Total stockholders' equity .............................       952,120        861,217
                                                                       -----------    -----------
            Total liabilities and stockholders' equity .............   $ 1,696,987    $ 1,558,052
                                                                       ===========    ===========

                            See accompanying notes.


                               HENRY SCHEIN, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (in thousands, except per share data)
                                   (unaudited)

                                                                 Three Months Ended            Nine Months Ended
                                                            ----------------------------   ---------------------------
                                                            September 27,   September 28,  September 27,  September 28,
                                                                2003            2002           2003           2002
                                                            ------------    ------------   ------------   ------------

Net sales ................................................   $   892,718    $   759,073    $ 2,406,881    $ 2,077,598
Cost of sales ............................................       641,218        542,601      1,733,435      1,490,340
                                                             -----------    -----------    -----------    -----------
     Gross profit ........................................       251,500        216,472        673,446        587,258
Operating expenses:
     Selling, general and administrative .................       175,100        152,187        498,811        440,786
                                                             -----------    -----------    -----------    -----------
          Operating income ...............................        76,400         64,285        174,635        146,472
Other income (expense):
     Interest income .....................................         2,197          2,536          6,510          7,456
     Interest expense ....................................        (4,812)        (4,787)       (14,140)       (13,982)
     Other, net ..........................................           328            877          1,255          1,017
                                                             -----------    -----------    -----------    -----------
          Income before taxes, minority interest,
               equity in earnings of affiliates and
               loss on sale of discontinued operation ....        74,113         62,911        168,260        140,963
Taxes on income from continuing operations ...............       (27,569)       (23,468)       (62,982)       (52,528)
Minority interest in net income of subsidiaries ..........          (363)          (337)        (1,974)        (1,838)
Equity in earnings of affiliates .........................           178            122            676            427
                                                             -----------    -----------    -----------    -----------
Net income from continuing operations ....................        46,359         39,228        103,980         87,024
Loss on sale of discontinued operation, net of tax .......        (2,012)          --           (2,012)          --
                                                             -----------    -----------    -----------    -----------
Net income ...............................................   $    44,347    $    39,228    $   101,968    $    87,024
                                                             ===========    ===========    ===========    ===========

Net income from continuing operations per
  common share:
     Basic ...............................................   $      1.06    $      0.90    $      2.38    $      2.01
                                                             ===========    ===========    ===========    ===========

     Diluted .............................................   $      1.03    $      0.87    $      2.32    $      1.94
                                                             ===========    ===========    ===========    ===========

Loss on sale of discontinued operation, net of tax
  per common share:
     Basic ...............................................   $     (0.05)   $      --      $     (0.05)   $      --
                                                             ===========    ===========    ===========    ===========

     Diluted .............................................   $     (0.04)   $      --      $     (0.04)   $      --
                                                             ===========    ===========    ===========    ===========

Net income per common share:
     Basic ...............................................   $      1.02    $      0.90    $      2.33    $      2.01
                                                             ===========    ===========    ===========    ===========

     Diluted .............................................   $      0.99    $      0.87    $      2.27    $      1.94
                                                             ===========    ===========    ===========    ===========

Weighted average common shares outstanding:
     Basic ...............................................        43,609         43,808         43,706         43,329
                                                             ===========    ===========    ===========    ===========

     Diluted .............................................        44,885         45,000         44,896         44,779
                                                             ===========    ===========    ===========    ===========

                             See accompanying notes.

                               HENRY SCHEIN, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)
                                                                                          Nine Months Ended
                                                                                      ----------------------------
                                                                                      September 27,  September 28,
                                                                                          2003           2002
                                                                                      -------------  -------------
Cash flows from operating activities of continuing operations:
   Net income .......................................................................   $ 101,968      $  87,024
         Loss on sale of discontinued operation, net of tax .........................       2,012           --
                                                                                        ---------      ---------
   Net income from continuing operations ............................................     103,980         87,024
   Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
         Depreciation and amortization ..............................................      25,956         20,086
         Provision for losses and allowances on trade receivables ...................       4,374          5,114
         Stock issued to ESOP trust .................................................       2,300          1,340
         Provision (benefit) for deferred income taxes ..............................       6,962         (2,147)
         Undistributed earnings of affiliates .......................................        (676)          (427)
         Minority interest in net income of subsidiaries ............................       1,974          1,838
         Other ......................................................................        (102)           (31)
   Changes in operating assets and liabilities, net of effect of acquisitions:
      Increase in accounts receivable ...............................................    (115,673)       (52,958)
      Increase in inventories, net ..................................................     (27,456)       (18,136)
      Decrease (increase) in other current assets ...................................       4,893         (8,662)
      Increase in accounts payable and accruals .....................................      11,559         32,609
                                                                                        ---------      ---------
Net cash provided by operating activities of continuing operations ..................      18,091         65,650
                                                                                        ---------      ---------


Cash flows from investing activities:
   Purchases of capital expenditures ................................................     (29,045)       (36,260)
   Payments for business acquisitions, net of cash acquired .........................     (67,797)       (34,887)
   Purchases of marketable securities ...............................................     (39,139)       (50,293)
   Proceeds from sales of marketable securities .....................................      20,104           --
   Proceeds from maturities of marketable securities ................................      38,130           --
   Other, including discontinued operation ..........................................        (671)        (3,047)
                                                                                        ---------      ---------
Net cash used in investing activities ...............................................     (78,418)      (124,487)
                                                                                        ---------      ---------


Cash flows from financing activities:
   Principal payments on long-term debt .............................................      (7,186)       (14,388)
   Proceeds from issuance of stock upon exercise of stock options ...................      18,378         32,753
   Net proceeds from borrowings from banks ..........................................         682          1,743
   Payments for repurchases of common stock .........................................     (57,727)          --
   Other ............................................................................        (118)        (2,757)
                                                                                        ---------      ---------
Net cash (used in) provided by financing activities .................................     (45,971)        17,351
                                                                                        ---------      ---------

Net change in cash and cash equivalents .............................................    (106,298)       (41,486)
Effect of exchange rate changes on cash and cash equivalents ........................      (1,496)        (2,582)
Cash and cash equivalents, beginning of period ......................................     200,651        193,367
                                                                                        ---------      ---------
Cash and cash equivalents, end of period ............................................   $  92,857      $ 149,299
                                                                                        =========      =========

                             See accompanying notes.

                               HENRY SCHEIN, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1.  BASIS OF PRESENTATION

     Our consolidated financial statements include our accounts as well as those of our wholly-owned and majority-owned subsidiaries.

     We believe the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of only normal recurring adjustments) considered necessary to present fairly the information set forth therein. These unaudited interim consolidated financial statements are condensed and therefore do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim consolidated financial statements should be read in conjunction with our audited annual consolidated financial statements and accompanying footnotes included in our Form 10-K for the year ended December 28, 2002. We follow the same accounting policies in preparation of interim financial statements as we do in preparation of our annual financial statements.

     The results of operations and cash flows for the nine months ended September 27, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending December 27, 2003 or any other period.

     Certain amounts from prior periods have been reclassified to conform to the current period presentation.

NOTE 2.  SEGMENT DATA

     Our reportable segments are strategic business units that offer different products and services to the same customer base. We conduct our business through two segments: healthcare distribution and technology.

     Our healthcare distribution segment, which is comprised of our dental, medical (including veterinary) and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals in the United States, Canada and international markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers.

     Our technology segment consists primarily of our practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the United States and Canada. Most of the technology business, including members of its management, was acquired as a unit.

                               HENRY SCHEIN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     The following tables present information about our business segments (in thousands):

                                                 Three Months Ended              Nine Months Ended
                                            ----------------------------   ----------------------------
                                            September 27,  September 28,   September 27,  September 28,
                                                2003           2002            2003           2002
                                            -------------  -------------   -------------  -------------
Net Sales:
  Healthcare distribution (1):

      Dental (2) .........................  $    339,409   $    300,714    $    985,318   $    902,282
      Medical (3) ........................       396,464        337,529         957,909        811,634
      International (4) ..................       138,411        103,386         409,181        316,003
                                            -------------  -------------   -------------  -------------
          Total healthcare distribution ..       874,284        741,629       2,352,408      2,029,919
  Technology (5) .........................        18,434         17,444          54,473         47,679
                                            -------------  -------------   -------------  -------------
          Total ..........................  $    892,718   $    759,073     $ 2,406,881    $ 2,077,598
                                            =============  =============   =============  =============
----------

(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control products and vitamins.
(2)  Consists of products sold in the United States and Canada.
(3) Consists of products sold in the United States' Medical and Veterinary markets.
(4) Consists of products sold in the Dental, Medical and Veterinary markets, primarily in Europe.
(5) Consists of practice management software and other value-added products and services, which are sold primarily to healthcare professionals in the United States and Canada.

                                            Three Months Ended              Nine Months Ended
                                       -----------------------------   -----------------------------
                                       September 27,   September 28,   September 27,   September 28,
                                           2003            2002            2003            2002
                                       -------------   -------------   -------------   -------------
Operating Income:
     Healthcare distribution .......   $     69,137    $     57,487    $    152,559    $    127,580
     Technology.....................          7,263           6,798          22,076          18,892
                                       -------------   -------------   -------------   -------------
     Total..........................   $     76,400    $     64,285    $    174,635    $    146,472
                                       =============   =============   =============   =============
                                                                       September 27,   December 28,
                                                                           2003            2002
                                                                       -------------   -------------
Total Assets:
   Healthcare distribution ........................................    $  1,675,836    $  1,533,529
   Technology .....................................................         133,517         106,319
                                                                       -------------   -------------
       Total assets for reportable segments .......................       1,809,353       1,639,848
   Receivables due from healthcare distribution segment ...........        (111,277)        (80,855)
   Receivables due from technology segment ........................          (1,089)           (941)
                                                                       -------------   -------------
       Total consolidated assets ..................................    $  1,696,987    $  1,558,052
                                                                       =============   =============

                               HENRY SCHEIN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 3.  STOCK-BASED COMPENSATION

     In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". This statement amends FAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS No. 148 amends the disclosure requirements of FAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

     Pursuant to FAS No. 148, we have elected to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," using an intrinsic value approach to measure compensation expense. Accordingly, no compensation expense has been recognized for options granted under our stock compensation plans since all such options were granted at exercise prices equal to or greater than fair market value on the date of grant.


     The following table summarizes relevant information as to our reported results under the intrinsic value method of accounting for stock awards, with supplemental information, as if the fair value recognition provisions of FAS No. 123 had been applied to each of the three and nine month periods ended September 27, 2003 and September 28, 2002. The following assumptions were used in determining the fair values: weighted average risk-free interest rates of 3.0% - 4.2%, stock price volatility of 45%, dividend yield of 0% and weighted average expected option life of five years in 2003 and 2002 (in thousands, except per share data):

                                            Three Months Ended              Nine Months Ended
                                       -----------------------------   -----------------------------
                                       September 27,   September 28,   September 27,   September 28,
                                           2003            2002            2003            2002
                                       -------------   -------------   -------------   -------------
Net income as reported ............    $      44,347   $      39,228   $     101,968   $      87,024
  Stock-based compensation expense
    determined under fair value
    method, net of tax ............           (1,995)         (1,431)         (5,395)         (4,294)
                                       -------------   -------------   -------------   -------------
Pro forma net income ..............    $      42,352   $      37,797   $      96,573   $      82,730
                                       =============   =============   =============   =============

Net income per common share
  as reported:
  Basic ...........................    $        1.02   $        0.90   $        2.33   $        2.01
                                       =============   =============   =============   =============
  Diluted .........................    $        0.99   $        0.87   $        2.27   $        1.94
                                       =============   =============   =============   =============
Net income per common share
  pro forma:
  Basic ...........................    $        0.97   $        0.86   $        2.21   $        1.91
                                       =============   =============   =============   =============
  Diluted .........................    $        0.94   $        0.84   $        2.15   $        1.85
                                       =============   =============   =============   =============

                               HENRY SCHEIN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 4.  BUSINESS ACQUISITIONS AND DIVESTITURE

     During the nine months ended September 27, 2003, we acquired two healthcare distribution businesses. On May 28, 2003, we acquired all of the outstanding common stock of Hager Dental GmbH, a dental distributor of consumable supplies and equipment located in Germany. On June 2, 2003, we acquired the assets of Colonial Surgical Supply, Inc., a United States dental distributor of consumable supplies, primarily examination gloves. The acquisition agreement for Colonial Surgical requires us to pay additional cash consideration of up to $10.0 million, if certain profitability targets are met. These transactions were not considered material on either an individual or aggregate basis.

     Hager Dental reported 2002 net sales of approximately $50.0 million. Colonial Surgical reported 2002 net sales of approximately $40.0 million. The transactions were accounted for under the purchase method of accounting and have been included in our consolidated financial statements from their respective acquisition dates.

     On August 29, 2003, we divested PMA Bode GmbH, an x-ray film distribution business located in Germany, which was a component of our healthcare distribution business segment. PMA Bode generated annual net sales of approximately $31.0 million. The loss recorded on the sale of PMA Bode was approximately $2.0 million (net of $54 thousand tax benefit) and is presented separately as a loss on sale of discontinued operation in our statements of income for the three and nine months ended September 27, 2003. Due to immateriality, we have not reflected the operating results of PMA Bode separately as a discontinued operation for any of the prior periods presented.

NOTE 5.  GOODWILL AND INTANGIBLE ASSETS

     The changes in the carrying amount of goodwill for the nine months ended September 27, 2003 were as follows (in thousands):

                                        Healthcare
                                       Distribution     Technology        Total
                                       ------------    ------------   ------------
Balance as of December 28, 2002 ....   $    302,352    $        335   $    302,687
  Adjustments to goodwill:
    Acquisitions ...................         45,706           1,530         47,236
    Divestiture ....................         (2,358)           --           (2,358)
    Foreign currency translation ...          6,837            --            6,837
                                       ------------    ------------   ------------
Balance as of September 27, 2003 ...   $    352,537    $      1,865   $    354,402
                                       ============    ============   ============

                               HENRY SCHEIN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

     Other intangible assets as of September 27, 2003 and December 28, 2002 were as follows (in thousands):

                                       September 27, 2003              December 28, 2002
                                   ---------------------------    ---------------------------
                                                  Accumulated                    Accumulated
                                       Cost       Amortization        Cost       Amortization
                                   ------------   ------------    ------------   ------------
Other intangible assets:
  Non-compete agreements .......   $     15,295   $     (4,694)   $     10,826   $     (3,549)
  Trademarks and trade names ...          7,972            (34)             89            (18)
  Customer relationships .......          4,074           (430)           --             --
  Other ........................          3,083         (2,269)            897           (584)
                                   ------------   ------------    ------------   ------------
Total ..........................   $     30,424   $     (7,427)   $     11,812   $     (4,151)
                                   ============   ============    ============   ============

     Amortization of other intangible assets for the nine months ended September 27, 2003 and September 28, 2002 was approximately $1.9 million and $806 thousand. The annual amortization expense expected for the years 2004 through 2008 is $2.7 million, $1.8 million, $1.2 million, $1.0 million and $687 thousand.

NOTE 6.  EARNINGS PER SHARE

     A reconciliation of shares used in calculating basic and diluted earnings per common share follows:

                                      Three Months Ended              Nine Months Ended
                                 -----------------------------   -----------------------------
                                 September 27,   September 28,   September 27,   September 28,
                                     2003            2002            2003            2002
                                 -------------   -------------   -------------   -------------
Basic .........................     43,608,925      43,807,578      43,705,692      43,328,701
Effect of assumed conversion
  of stock options ............      1,276,045       1,192,156       1,190,056       1,449,933
                                 -------------   -------------   -------------   -------------
Diluted .......................     44,884,970      44,999,734      44,895,748      44,778,634
                                 =============   =============   =============   =============

Weighted average options to purchase 4,077 and 16,857 shares of common stock at prices ranging from $57.00 to $59.10 and $48.25 to $50.39 per share that were outstanding during the three months ended September 27, 2003 and September 28, 2002 were excluded from the computation of diluted earnings per common share. Weighted average options to purchase 41,988 and 23,245 shares of common stock at prices ranging from $48.81 to $59.10 and $46.00 to $50.39 per share that were outstanding during the nine months ended September 27, 2003 and September 28, 2002 were excluded from the computation of diluted earnings per common share. In each of these periods, the options' exercise prices exceeded the average fair market value of our common stock.

                               HENRY SCHEIN, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                   (UNAUDITED)

NOTE 7.  COMPREHENSIVE INCOME

     Components of comprehensive income primarily include foreign currency translation adjustments, but also include unrealized gains and losses arising from effective portions of foreign currency hedges and from marketable securities. Comprehensive income totaled $43.7 million and $118.2 million for the three and nine months ended September 27, 2003 and $36.4 million and $97.7 million for the three and nine months ended September 28, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we "expect", "estimate", "anticipate", or "believe" and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of applicable securities legislation and regulations. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the factors described under "Risk Factors" discussed later in this Form 10-Q.

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

     Our reportable segments are strategic business units that offer different products and services to the same customer base. We conduct our business through two segments: healthcare distribution and technology.

     Our healthcare distribution segment, which is comprised of our dental, medical (including veterinary) and international business groups, distributes healthcare products (primarily consumable) and services to office-based healthcare practitioners and professionals in the United States, Canada and international markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers.

     Our technology segment consists primarily of our practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the United States and Canada. Most of the technology business, including members of its management, was acquired as a unit.

RESULTS OF OPERATIONS

     The following table summarizes the significant components of our operating results and cash flows for the three and nine months ended September 27, 2003 and September 28, 2002 (in thousands):

                                                              Three Months Ended              Nine Months Ended
                                                         -----------------------------   -----------------------------
                                                         September 27,   September 28,   September 27,   September 28,
                                                             2003            2002            2003            2002
                                                         -------------   -------------   -------------   -------------
Operating Results:
Net sales ............................................   $     892,718   $     759,073   $   2,406,881   $   2,077,598
Cost of sales ........................................         641,218         542,601       1,733,435       1,490,340
                                                         -------------   -------------   -------------   -------------
  Gross profit .......................................         251,500         216,472         673,446         587,258
Operating expenses:
  Selling, general and administrative ................         175,100         152,187         498,811         440,786
                                                         -------------   -------------   -------------   -------------
    Operating income .................................   $      76,400   $      64,285   $     174,635   $     146,472
                                                         =============   =============   =============   =============

Other expense, net ...................................   $      (2,287)  $      (1,374)  $      (6,375)  $      (5,509)
Net income from continuing operations ................          46,359          39,228         103,980          87,024
Net income ...........................................          44,347          39,228         101,968          87,024

Cash Flows:
Net cash (used in) provided by operating activities
  from continuing operations .........................   $     (22,940)  $      52,269   $      18,091   $      65,650
Net cash provided by (used in) investing activities ..             461         (40,267)        (78,418)       (124,487)
Net cash (used in) provided by financing activities ..          (5,161)          5,326         (45,971)         17,351


THREE MONTHS ENDED SEPTEMBER 27, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 28, 2002

     Net sales for the three months ended September 27, 2003 and September 28, 2002 were as follows (in thousands):

                                          September 27,    % of Total    September 28,    % of Total
                                              2003          Net Sales        2002          Net Sales
                                          -------------    ----------    -------------    ----------
Net Sales:
Healthcare distribution (1):
     Dental (2) ........................  $     339,409        38.0%     $     300,714        39.6%
     Medical (3) .......................        396,464        44.4%           337,529        44.5%
     International (4) .................        138,411        15.5%           103,386        13.6%
                                          -------------    ----------    -------------    ----------
        Total healthcare distribution ..        874,284        97.9%           741,629        97.7%
Technology (5) .........................         18,434         2.1%            17,444         2.3%
                                          -------------    ----------    -------------    ----------
        Total ..........................  $     892,718       100.0%     $     759,073       100.0%
                                          =============    ==========    =============    ==========
----------

(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control products and vitamins.
(2)  Consists of products sold in the United States and Canada.
(3) Consists of products sold in the United States' Medical and Veterinary markets.
(4) Consists of products sold in the Dental, Medical and Veterinary markets, primarily in Europe.
(5) Consists of practice management software and other value-added products and services, which are sold primarily to healthcare professionals in the United States and Canada.

     For the three months ended September 27, 2003, our net sales increased $133.6 million or 17.6% from the comparable prior year period. Of the increase in total net sales, $132.6 million or 99.3% resulted from a 17.9% increase in our healthcare distribution business. Of this increase, $38.7 million resulted from a 12.9% increase in our dental business, $58.9 million resulted from a 17.5% increase in our medical business and $35.0 million resulted from a 33.9% increase in our international business. The remaining increase in net sales of $1.0 million resulted from our technology business.

     The $38.7 million or 12.9% increase in dental net sales, comprised of dental consumable merchandise of $31.1 million or 12.9% and dental equipment of $7.6 million or 12.7%, was primarily due to increased account penetration of existing customers driven by our Privileges loyalty program and an acquisition which accounted for $14.5 million of the increase in consumable merchandise net sales. Excluding the effects of the acquisition and exchange rates, net sales for the dental business increased $22.0 million or 7.3%. The $58.9 million or 17.5% increase in medical net sales was primarily due to increased sales to physicians' office and alternate care markets. The $35.0 million or 33.9% increase in international net sales was primarily due to an acquisition, favorable exchange rates and increased account penetration in France, Spain and Australia, partially offset by a divestiture. Excluding the effect of the exchange rates, the acquisition and divestiture, net sales for the international market increased $9.3 million or 9.7%. Finally, the increase in technology net sales of $1.0 million or 5.7% was primarily due to increased sales of value-added products including software products and related services.

     Gross profit increased $35.0 million or 16.2%, to $251.5 million for the three months ended September 27, 2003 compared to the prior year period. Gross profit margin decreased to 28.2% for the three months ended September 27, 2003 from 28.5% for the comparable prior year period.

     Healthcare distribution gross profit increased $34.4 million or 17.0%, to $237.3 million for the three months ended September 27, 2003 compared to the prior year period. Healthcare distribution gross profit margin decreased to 27.1% for the three months ended September 27, 2003 from 27.4% for the comparable prior year period, primarily due to changes in sales mix in our medical and international businesses.

     Technology gross profit increased $573 thousand or 4.2%, to $14.2 million for the three months ended September 27, 2003 compared to the prior year period. Technology gross profit margins decreased to 77.0% for the three months ended September 27, 2003 from 78.2% for the comparable prior year period, primarily due to changes in sales mix.

     Selling, general and administrative expenses increased $22.9 million or 15.1%, to $175.1 million for the three months ended September 27, 2003 compared to the prior year period.

     Selling and shipping expenses increased $18.4 million or 19.7%, to $112.0 million for the three months ended September 27, 2003 from $93.6 million for the comparable prior year period. The increase was primarily due to expenses directly associated with supporting increased sales volume. As a percentage of net sales, selling and shipping expenses increased to 12.5% for the three months ended September 27, 2003 from 12.3% for the comparable prior year period.

     General and administrative expenses increased $4.5 million or 7.7%, to $63.1 million for the three months ended September 27, 2003 from $58.6 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.1% for the three months ended September 27, 2003 from 7.7% for the comparable prior year period. The decrease was primary due to leveraging of our infrastructure with increased sales volume.

     Other expense, net increased $913 thousand to $2.3 million for the three months ended September 27, 2003 compared to the prior year period. The net increase was primarily due to lower interest income and other expenses.

     For the three months ended September 27, 2003, our effective tax rate was 37.2% compared to 37.3% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily relates to state income taxes.

NINE MONTHS ENDED SEPTEMBER 27, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 28, 2002

     Net sales for the nine months ended September 27, 2003 and September 28, 2002 were as follows (in thousands):

                                          September 27,    % of Total    September 28,    % of Total
                                              2003          Net Sales        2002          Net Sales
                                          -------------    ----------    -------------    ----------
Net Sales:
Healthcare distribution (1):
     Dental (2) ........................  $     985,318        40.9%     $     902,282        43.4%
     Medical (3) .......................        957,909        39.8%           811,634        39.1%
     International (4) .................        409,181        17.0%           316,003        15.2%
                                          -------------    ----------    -------------    ----------
        Total healthcare distribution ..      2,352,408        97.7%         2,029,919        97.7%
Technology (5) .........................         54,473         2.3%            47,679         2.3%
                                          -------------    ----------    -------------    ----------
        Total ..........................  $   2,406,881       100.0%     $   2,077,598       100.0%
                                          =============    ==========    =============    ==========
----------

(1) Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control products and vitamins.
(2)  Consists of products sold in the United States and Canada.
(3) Consists of products sold in the United States' Medical and Veterinary markets.
(4) Consists of products sold in the Dental, Medical and Veterinary markets, primarily in Europe.
(5) Consists of practice management software and other value-added products and services, which are sold primarily to healthcare professionals in the United States and Canada.

     For the nine months ended September 27, 2003, our net sales increased $329.3 million or 15.8% from the comparable prior year period. Of this increase in total net sales, $322.5 million or 97.9% resulted from a 15.9% increase in our healthcare distribution business. Of this increase, $83.0 million resulted from a 9.2% increase in our dental business, $146.3 million resulted from an 18.0% increase in our medical business and $93.2 million resulted from a 29.5% increase in our international business. The remaining increase in net sales of $6.8 million resulted from our technology business.

     The $83.0 million or 9.2% increase in dental net sales, comprised of dental consumable merchandise of $57.6 million or 7.9% and dental equipment of $25.4 million or 14.9%, was primarily due to increased account penetration of existing customers driven primarily by our Privileges loyalty program and an acquisition which accounted for $19.1 million of the increase in consumable merchandise net sales. Excluding the effects of the acquisition and exchange rates, net sales for the dental business increased $58.6 million or 6.5%. The $146.3 million or 18.0% increase in medical net sales was primarily due to increased sales to physicians' office and alternate care markets. The $93.2 million or 29.5% increase in international net sales was primarily due to favorable exchange rates, an acquisition, and increased account penetration in France, Spain and Australia. Excluding the effect of the exchange rates, acquisition and divestiture, net sales for the international market increased $19.1 million or 6.2%. Finally, the increase in technology net sales of $6.8 million or 14.2% was primarily due to increased sales of value-added products including software and related services.

     Gross profit increased $86.2 million or 14.7%, to $673.4 million for the nine months ended September 27, 2003 compared to the prior year period. Gross profit margin decreased to 28.0% for the nine months ended September 27, 2003 from 28.3% for the comparable prior year period.

     Healthcare distribution gross profit increased $80.5 million or 14.6%, to $631.3 million for the nine months ended September 27, 2003 compared to the prior year period. Healthcare distribution gross profit margin decreased to 26.8% for the nine months ended September 27, 2003 from 27.1% for the comparable prior year period, primarily due to changes in sales mix in our medical and international businesses.

     Technology gross profit increased $5.7 million or 15.6%, to $42.1 million for the nine months ended September 27, 2003 compared to the prior year period. Technology gross profit margins increased to 77.3% for the nine months ended September 27, 2003 from 76.3% for the comparable prior year period, primarily due to changes in sales mix.

     Selling, general and administrative expenses increased $58.0 million or 13.2%, to $498.8 million for the nine months ended September 27, 2003 compared to the prior year period.

     Selling and shipping expenses increased $42.2 million or 15.5%, to $314.5 million for the nine months ended September 27, 2003 from $272.3 million for the comparable prior year period. The increase was primarily due to expenses directly associated with supporting increased sales volume. As a percentage of net sales, selling and shipping expenses remained unchanged at 13.1% for the nine months ended September 27, 2003 and for the comparable prior year period.

     General and administrative expenses increased $15.8 million or 9.4%, to $184.3 million for the nine months ended September 27, 2003 from $168.5 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.7% for the nine months ended September 27, 2003 from 8.1% for the comparable prior year period. The decrease was primarily due to leveraging of our infrastructure with increased sales volume.

     Other expense, net increased $866 thousand to $6.4 million for the nine months ended September 27, 2003 compared to the prior year period. The net increase was primarily due to lower interest income.

     For the nine months ended September 27, 2003, our effective tax rate was 37.4% compared to 37.3% for the comparable prior year period. The difference between our effective tax rates and the Federal statutory rates for both periods primarily relates to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements include the funding of working capital needs resulting from increased sales and special inventory forward buy-in opportunities, acquisitions, repurchases of our common stock and capital expenditures. Since sales tend to be strong during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.

     We finance our business primarily through our operations, revolving credit facilities, private placement loans and stock issuances. Our principal source of cash is derived from our operations. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain strong in the foreseeable future.

     Net cash flow provided by operating activities of continuing operations was $18.1 million for the nine months ended September 27, 2003 compared to $65.7 million for the comparable prior year period. This decrease was primarily due to increased trade receivable and inventory levels as of September 27, 2003 resulting from increased sales activity in 2003 compared to 2002.

     Net cash used in investing activities was $78.4 million for the nine months ended September 27, 2003 compared to $124.5 million for the comparable prior year period. The decrease was primarily due to a reduction in cash used to purchase marketable securities and capital expenditures and increased cash proceeds from sales and maturities of marketable securities, partially offset by an increase in cash used for acquisitions. We expect to invest approximately $6.0 million during the three months ending December 27, 2003 in capital projects to modernize and expand our facilities, on computer infrastructure systems and to integrate operations.

     Net cash (used in) provided by financing activities was $(46.0) million for the nine months ended September 27, 2003 compared to $17.4 million for the comparable prior year period. The net change was primarily due to increased payments made to repurchase our common stock and reduced proceeds received through the exercise of stock options, partially offset by reduced principal payments on long-term debt. On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. During the nine months ended September 27, 2003, we repurchased and retired 1,283,500 shares at an average price of $45.41 per share.

     The following table summarizes selected measures of liquidity and capital resources (in thousands):

                                                   September 27,   December 28,
                                                       2003            2002
                                                   -------------   ------------
Cash and cash equivalents ......................   $     92,857    $   200,651
Marketable securities, including non-current ...         35,814         55,184
Working capital ................................        627,281        604,199
Debt, net of cash and cash equivalents and
  marketable securities ........................        127,550           --

     Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are traded in public markets. During the nine months ended September 27, 2003, significant uses of cash included $67.8 million for acquisitions, $57.7 million for repurchases of our common stock and $29.0 million for capital expenditures.

     Our marketable securities consist of short and long-term debt securities classified as available for sale, including corporate bonds rated AAA by Moody's (or an equivalent rating) and commercial paper rated P-1 by Moody's (or an equivalent rating). The fair values of our marketable securities are determined by quoted market prices.

     Our business requires a substantial investment in working capital which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities, new customer build-up requirements and the desired level of investment inventory. Working capital has increased primarily as a result of our higher sales volume.

     Our accounts receivable days sales outstanding improved to 47.4 days for the nine months ended September 27, 2003 from 49.4 days for the comparable prior year period primarily due to our continued focus on this area. Our inventory turns improved to 6.7 turns for the nine months ended September 27, 2003 from
6.6 turns for the comparable prior year period. We anticipate future increases in our working capital requirements as a result of continued sales growth.

     On June 30, 1999 and September 25, 1998, we completed private placement transactions under which we issued $130.0 million and $100.0 million in Senior Notes. The $130.0 million notes come due on June 30, 2009 and bear interest at a fixed rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes and bear interest at a fixed rate of 6.66% per annum. Interest on both notes is payable semi-annually.

     Subsequent to September 27, 2003, we entered into agreements relating to the $230.0 million senior notes to exchange our fixed interest rates for variable interest rates. The weighted average variable interest rate is 4.25%. This variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes.

     We have a revolving credit facility of $200.0 million that is a four-year committed line scheduled to terminate in May 2006. There were no borrowings under this credit facility at September 27, 2003. As of September 27, 2003, certain of our subsidiaries had revolving credit facilities, which had outstanding balances of $6.5 million, against aggregate borrowing limits of $36.4 million.

     Some holders of minority interests in entities we have acquired have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula price based on earnings of the entity. Additionally, some prior owners of acquired businesses are eligible to receive additional purchase price cash consideration if certain profitability targets are met. Due to uncertainty, we have not accrued any liabilities that may arise from these transactions.

     We believe that our cash and cash equivalents, investments in short and long-term marketable securities, ability to access public and private debt and equity markets and availability of funds under our existing credit facilities will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

SEASONALITY AND OTHER FACTORS AFFECTING OUR BUSINESS

     Our business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the third and fourth quarters due to timing of seasonal product sales, software and equipment sales, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter primarily due to the increased purchases in the prior quarter.

     Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of sales, special promotional campaigns, fluctuations in exchange rates associated with international operations and adverse weather conditions.

E-COMMERCE

     Traditional healthcare supply and distribution relationships are impacted by the advancement of electronic on-line commerce solutions. Our distribution business is characterized by rapid technological developments and is highly competitive. The rapid advancement of on-line commerce requires us to provide continuous improvement in performance, security, features and reliability of Internet content and technology, particularly in response to competitive offerings.

     Through our proprietary technologically-based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service coupled with our name recognition and large customer base built on solid customer relationships positions us well to participate in this growing aspect of the distribution business. We continue to explore ways and means to improve and expand our Internet presence and capabilities.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate estimates, including those related to sales allowance provisions, as described below, volume purchase rebates, income taxes, inventory and bad debt reserves and contingencies. We base our estimates on historical data, when available, experience, industry and market trends, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

     We believe that the following critical accounting policies affect the significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition

     We generate revenue from the sale of dental, medical and veterinary consumable products, as well as dental equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other adjustments are recorded based upon historical data and are provided for in the period in which the related sales are recognized.

     Revenue derived from the sale of consumable products is recognized when products are shipped to customers. Such sales typically entail high-volume, low-dollar orders shipped utilizing third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating the completion of the earnings process because we have no post-shipment obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.

     Revenue derived from the sale of dental equipment is recognized when products are delivered to customers. Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Some equipment sales require minimal installation, which is completed at the time of delivery.

     Revenue derived from the sale of software products is recognized when products are shipped to customers. Such software is generally installed by customers and does not require extensive training due to the nature of its design. Revenue derived from post-contract customer support for software, including annual support and/or training, is recognized ratably over the period in which the services are provided.

     Revenue derived from other sources including freight charges, equipment repairs and financial services, is recognized when the related product revenue is recognized or when the services are provided.

Accounts Receivable and Credit Policies

     The carrying amount of accounts receivable reflects a reserve representing our best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of those or other factors expected to affect collectability.

Long-Lived Assets

     Long-lived assets, other than goodwill and other indefinite-lived intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of such assets. When any impairment exists, the related assets are written down to fair value.

     Other definite-lived intangible assets are amortized over their estimated useful lives. We have reassessed the estimated useful lives of our definite-lived intangible assets, which primarily consist of non-compete agreements, trademarks and trade names and customer relationships, and deemed no changes necessary.

Goodwill and Other Indefinite-Lived Intangibles

     In accordance with FAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. We assess the impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an impairment review include the following:

     o Significant underperformance relative to expected historical or projected future operating results;
     o Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and
     o    Significant negative industry or economic trends.

     When we determine that the carrying value of goodwill and other indefinite-lived intangibles may not be recoverable based upon the existence of one or more of the above indicators of impairment, we perform an interim impairment review. If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated income statement.

Stock-Based Compensation

     We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees". Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the date of grant.

     We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, "Accounting for Stock-Based Compensation". The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield and weighted average option life.

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

     o Our business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the third and fourth quarters due to timing of seasonal product sales, software and equipment sales, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter primarily due to the increased purchases in the prior quarter.

     o Our international operations are subject to inherent risks, which could adversely affect our operating results. These risks include difficulties in opening and managing foreign offices and distribution centers; difficulties in establishing channels of distribution; fluctuations in the value of foreign currencies; longer payment cycles of foreign customers and difficulty in collecting receivables in foreign jurisdictions; import/export duties and quotas; and unexpected regulatory, economic and political changes in foreign markets.

     o Our expansion through acquisitions and/or joint ventures could result in a loss of customers, diversion of management attention and increased demands on our operations, information systems and financial resources.

     o We rely on third parties to ship products to our customers. Increases in shipping rates or interruptions of service could adversely affect our operating results.

     o Changes in e-commerce could affect our business relationships and could require significant resources. The rapid advancement of on-line commerce requires us to provide continuous improvement in performance, security, features and reliability of Internet content and technology, particularly in response to competitive offerings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There were no material changes to the disclosures made in our Annual Report on Form 10-K for the year ended December 28, 2002, on this matter.

ITEM 4.  CONTROLS AND PROCEDURES

     Our management, with the participation of our principal executive officer and principal financial officer, has carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report as required by applicable securities legislation and regulations. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, the information required to be disclosed by us in this report.

     There have not been any changes in our internal controls over financial reporting (as such term is defined by applicable securities legislation and regulations) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

    It should be noted that a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. As a result, there can be no assurance that a control system will succeed in preventing all possible instances of error or fraud. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

                           PART II. OTHER INFORMATION
                            ITEM 1. LEGAL PROCEEDINGS

     Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. As a business practice, we generally obtain product indemnification from our suppliers for manufactured products.

     We have various insurance policies, including product liability insurance, covering risks and in amounts we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance that the coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters, including those described below, are covered by insurance or will not otherwise seriously harm our financial condition.

PRODUCT LIABILITY CLAIMS

     As of September 27, 2003, we were a defendant in approximately 45 product liability cases. Of these cases, 42 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of both brand name and "Henry Schein" private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in each case in which we are a defendant.

     As of September 27, 2003, we had accrued our best estimate of potential losses relating to product liability claims for which we were able to determine a reasonable estimated loss. This accrued amount was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including potential recoveries from third parties.

TEXAS CLASS ACTION

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

     In October 1999, the trial court, on motion, certified both a Windows(R) sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that 5,000 Windows(R) customers and 10,000 DOS customers were covered by the class action that was certified by the trial court. In November of 1999, we filed an interlocutory appeal of the trial court's determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the trial court's certification order. On January 5, 2001, we filed a Petition for Review in the Texas Supreme Court asking the Court to find that it had "conflicts jurisdiction" to permit review of the trial court's certification order. The Texas Supreme Court heard oral argument on February 6, 2002. On October 31, 2002, the Texas Supreme Court issued an opinion in the case holding that it had conflicts jurisdiction to review the decision of the Court of Appeals and finding that the trial court's certification of the case as a class action was improper. The Texas Supreme Court further held that the judgment of the Court of Appeals, which affirmed the class certification order, must be reversed in its entirety. Upon reversal of the class certification order, the Texas Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion.

     On January 31, 2003, counsel for the class filed a Motion for Rehearing with the Texas Supreme Court seeking a reversal for the Supreme Court's earlier opinion reversing the class certification order. On May 8, 2003, the Texas Supreme Court denied the Motion for Rehearing, letting stand its opinion dated October 31, 2002, which decertified both sub-classes in their entirety. On August 29, 2003, class counsel filed amended papers seeking certification of an amended Windows class and an amended DOS class. The only claim now asserted for class certification by the Windows class is for the alleged breach of the implied warranty of merchantability. The only claim now asserted for class certification by the DOS class is a claim for alleged violations of the Texas Unsolicited Goods Statute and the Federal Unordered Merchandise Act. A hearing on Plaintiffs' Amended Motion to Certify a Class is currently set for November 18-20, 2003. At this time, however, it is not possible to determine whether the trial court will certify a different class upon motion, if any, or the possible range of damages or other relief sought by the plaintiffs in the trial court.

PURPORTED CLASS ACTION IN NEW JERSEY

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled "West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor", Case No. MRS-L-421-02. The plaintiffs' complaint purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiffs seek to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion and promissory estoppel relating to sales of a vaccine product in the year 2001. We filed an answer in October 2002. Because the plaintiffs have not specified damages, it is not possible to determine the range of damages or other relief sought by the plaintiffs. We intend to vigorously defend ourselves against this claim, as well as all other claims, suits and complaints.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

  10.1 Letter Agreement dated October 10, 2003 between the Company and Stanley Komaroff
  31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
  32.1  Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on Form 8-K.

         None.

                                        SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Henry Schein, Inc.
                                        (Registrant)

                                        By: /s/ Steven Paladino
                                            ------------------------------------
                                            Steven Paladino
                                            Executive Vice President,
                                            Chief Financial Officer and Director
                                            (principal financial and
                                            accounting officer)


Dated:  November 10, 2003