Form 10-K
period 2003-12-27
SCHEIN HENRY INC
filed 2004-03-09
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27078

HENRY SCHEIN, INC.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization) 11-3136595 (I.R.S. Employer Identification No.)	135 Duryea Road Melville, New York (Address of principal executive offices) 11747 (Zip Code)

Registrant’s telephone number, including area code: (631) 843-5500

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01
(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES: [X]    NO: [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). YES: [X]    NO: [   ]

     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on June 27, 2003 was approximately $2,295,702,929.

     As of March 2, 2004 there were 43,642,907 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 27, 2003) are incorporated by reference in Part III hereof.

PART I

ITEM 1. Business

General

     Henry Schein is the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 425,000 customers worldwide, including dental practices and laboratories, physician practices, and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 70 years of experience distributing healthcare products. We are headquartered in Melville, New York, employ nearly 8,000 people, and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, Ireland, Portugal, Australia and New Zealand.

     We conduct our business through two segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution segment consists of our dental, medical (including veterinary) and international groups. The international group is comprised of our healthcare distribution business units located primarily in Europe and offers products and services to dental and medical (including veterinary) customers in their respective geographic regions. The technology segment consists primarily of our practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the United States and Canada.

Healthcare Distribution Segment

•	Our dental group serves approximately 75% of the estimated 135,000 office-based dental practices in the combined United States and Canadian dental market. Based upon an estimated $4.4 billion combined United States and Canadian dental market, our share of this market was approximately 30% in 2003.

•	Our medical group serves over 45% of the estimated 230,000 office-based physician practices in the United States, as well as surgical centers and other alternate care settings. We also serve over 70% of the estimated 24,000 veterinarian clinics in the United States. Based upon an estimated $7.1 billion combined market, our share of this market was approximately 16% in 2003.

•	Our international group serves approximately 170,000 practices in 14 countries outside of North America and is a leading Pan-European healthcare supplier serving office-based dental, medical, and veterinary practices. Based upon an estimated $5.7 billion Western European dental, medical and veterinary markets in which we operate, our share of these markets in 2003 was approximately 9%.

Technology Segment

•	Our technology group provides software, technology, and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice management software systems for dental practices and for veterinary clinics. Over 50,000 of our software systems have been installed through 2003. The technology group offerings also include financial services and continuing education services.

     Through our comprehensive catalogs and other direct sales and marketing programs, we offer our customers a broad product selection of branded and Henry Schein private brand products at competitive prices. We support our direct marketing effort with approximately 875 telesales representatives, who facilitate order processing and generate sales through direct and frequent contact with customers, and approximately 1,550 field sales consultants, including equipment sales specialists. In addition, we continue to expand our management information systems to more effectively market our products and services.

     We have established strategically located distribution centers to enable us to better serve our customers and increase our operating efficiency. This infrastructure, together with broad product and service offerings at competitive pricing and a shared commitment of our “Team Schein Members” delivering what we believe is a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs, as well as to provide convenient ordering and rapid, accurate and complete order fulfillment.

Sales and Marketing Strategies

Customers

     Through our healthcare distribution and technology businesses, we serve over 425,000 customers worldwide in the dental and medical markets. No single customer accounted for more than 1.3% of our net sales in 2003. Our dental customers include office-based dental practices, dental laboratories, universities, institutions, government agencies and large group accounts; medical customers include office-based physician practices, surgical centers, institutions, hospitals, government agencies, and office-based veterinarians serving primarily small companion animals.

     We believe that our healthcare distribution customers generally order from two or more suppliers for their healthcare product needs and often use one supplier as their primary resource. We also believe that our customers generally place larger orders and order more frequently from their primary suppliers. We estimate that in 2003 we served as primary supplier to approximately 15% of our total customer base and believe we have an opportunity to increase the percentage of our customers regarding us as their primary supplier. Additionally, we expect to increase sales by increasing our level of business with those customers for which we serve as a secondary supplier.

     Over the past several years, we have expanded our customer base to include larger purchasing organizations, including dental laboratories, institutions, government agencies, hospitals and surgery centers. As cost containment pressures have resulted in increased demand for low-cost products and value-added services, we have targeted specific groups of practices under common ownership, institutions, and professional groups. For example, we have an exclusive direct marketing agreement with an American Medical Association (“AMA”) sponsored service pursuant to which member practitioners have access to the service’s lower prices for products. In 2003, the AMA sponsored service accounted for net sales of approximately $29.5 million. These organizations, government institutions and agencies, hospitals and other large or collective purchasers, require low-cost pricing and detailed product and usage information and reporting. We believe that we are well situated to meet the needs of these customers, given our broad offerings of low-cost products and our management information systems capabilities.

Sales and Marketing

     Our more than 70 years of healthcare distribution experience has helped to build the Henry Schein® brand among our customers. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasizing our broad product lines, competitive prices and ease of order placement. The key elements of our approach are:

Field Sales Consultants

We have approximately 1,550 field sales consultants, including equipment sales specialists, covering major North American and international markets. These field sales consultants concentrate on attracting new customers and increasing sales to existing customers. This strategy is designed to complement our direct marketing and telesales efforts and to enable us to better market, service, and support the sale of more sophisticated products and equipment. Once a field sales consultant has established a relationship with a customer, the consultant encourages the customer to use our automated ordering process or telesales representatives for the customer’s day-to-day needs. This reduces the ordering requirements for the customer and increases the effectiveness of the field sales consultant. We have career development initiatives for our field sales consultants that are designed to supplement the consultants’ skill set to provide value-added practice management services to our customers.

Direct Marketing

During 2003, we distributed over 31 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to approximately 650,000 existing and potential office-based healthcare customers. Our principal printed U.S. dental consumable catalog, which is issued annually, contains over 600 pages and includes approximately 27,500 SKUs. The number of catalogs and other direct marketing materials received by each customer depends upon their practice specialty, as well as their purchasing history. Our catalogs include detailed descriptions and specifications of both branded and Henry Schein private brand products and are utilized by healthcare practitioners as a reference source. By identifying our customers’ purchasing patterns, areas of specialty, past product selections and other criteria, we are able to identify customers who may respond better to specific promotions or products. To facilitate our direct marketing activities, we maintain an in-house advertising department that we believe streamlines the production process, provides greater flexibility and creativity in catalog production and results in cost savings.

Telesales

We support our direct marketing effort with approximately 875 inbound and outbound telesales representatives who facilitate order processing and generate new sales through direct and frequent contact with customers. Inbound telesales representatives are responsible for assisting customers in purchasing decisions, as well as answering product pricing and availability questions. In addition to assisting customers, inbound telesales representatives also market complementary or promotional products. Our telesales representatives utilize on-line technology to enter customer orders and to access information about products, product availability, pricing, promotions and customer preferences and history.

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

Customer Service

     A principal element of our customer service approach is a customer order entry process that is convenient, easy and flexible. Customers typically place orders through one of our experienced telesales representatives. Customers may place orders 24 hours a day, 7 days a week (“24/7”) by mail, fax, telephone, e-mail and using our computerized order entry systems known as ArubA® Windows®, ArubA® eZ, or ArubA® TouchTone (our 24/7 automated phone service) and the Internet at www.henryschein.com or www.sullivanschein.com. The information contained on our websites is not a part of this Form 10-K.

     We focus on providing rapid and accurate order fulfillment and high fill rates. We estimate that approximately 99% of items ordered in the United States and Canada are shipped without back ordering, and that approximately 99% of orders in the United States and Canada received before 5:00 p.m. are shipped on the same day the order is received. In addition, because we seek to service a customer’s entire order from the distribution center nearest the customer’s facility, approximately 99% of orders are received within two days of placing the order. We frequently monitor our customer service through customer surveys, focus groups and daily statistical reports. We maintain a liberal return policy to help bolster customer satisfaction.

Products

     The following table sets forth the principal categories of products offered by our healthcare distribution and technology segments and certain top selling types of products in each category with the percentage of consolidated net sales by year:

	2003	2002 (1)	2001 (1)
Healthcare Distribution
Dental:
Consumable Dental Products and Small Equipment (2)	39.2%	40.5%	41.4%
Large Dental Equipment (3)	10.9%	10.2%	9.8%
Dental Laboratory Products (4)	2.6%	2.7%	3.0%

Total Dental	52.7%	53.4%	54.2%

Medical:
Medical Products (5)	41.0%	40.3%	39.8%
Veterinary Products (6)	4.1%	3.9%	3.8%

Total Medical	45.1%	44.2%	43.6%

Total Healthcare Distribution	97.8%	97.6%	97.8%

Technology
Software and Related Products and Other Value-Added Products (7)	2.2%	2.4%	2.2%

Total	100.0%	100.0%	100.0%

(1)	Reclassified to conform to current period presentation.

(2)	Includes x-ray products; infection control; handpieces; preventatives; impression materials; composites; and anesthetics

(3)	Includes dental chairs; delivery units and lights; x-rays; equipment repair; and hi-tech equipment

(4)	Includes teeth; composites; gypsum; acrylics; articulators; and abrasives

(5)	Includes branded and generic pharmaceuticals; surgical products; diagnostic tests; infection control; x-ray products; and vitamins

(6)	Includes branded and generic pharmaceuticals; surgical products; and dental products

(7)	Includes software and related products and other value-added products, including financial products and continuing education

Consumable Supplies and Equipment

     We offer approximately 90,000 SKUs to our customers in North America, of which approximately 70,000 are offered to our dental customers, approximately 30,000 are offered to our medical customers and approximately 40,000 are offered to our veterinary customers. We offer approximately 75,000 SKUs to our customers in Europe. Of our net sales in 2003, 7.3% were from sales of products offered under the Henry Schein private brand (i.e., products manufactured by various third parties for distribution by us under the Henry Schein® brand). We believe that the Henry Schein private brand line of approximately 8,000 SKUs offered to our customers is one of the most extensive in the industry. We update our product offerings regularly to meet our customers’ changing needs.

     We offer a variety of repair services for our healthcare customers. Our ProRepair® Group is made up of repair services that include dental handpieces, dental, medical and vet small equipment and table top sterilizers. These programs provide rapid turnaround, manufacturer trained technicians and quality certifications and warranties. Our proservice team also provides in-office installation and repair services for large equipment in many North American and international markets. We had 121 equipment sales and service centers worldwide at the end of fiscal 2003.

Technology and Other Value-Added Products and Services

     We sell practice management software systems to our dental and veterinary customers. Through 2003, over 44,000 of our Dentrix and Easy Dental® software systems and over 6,000 of our AVImark® veterinary software systems have been installed. Our practice management software products provide practitioners with patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs. We provide technical support and conversion services from other software. In addition, the Dentrix and Easy Dental® software systems allow customers to connect with our order entry management systems. The Dentrix system is one of the most comprehensive clinically based dental practice management software packages in the United States. We believe our software product offerings enhance our ability to provide our customers with a wide array of system solutions to help manage their practices. We have an initiative called the Digital Dental Office or “DDO”. The DDO uses a suite of technologically advanced products to deliver integrated imaging, clinical and financial applications to the dentist’s office.

     We offer our customers assistance in operating their practices by providing access to a number of financial services and products at rates that we believe are generally lower than what they would be able to secure independently. Our equipment leasing programs, which are administered by third-party providers, allow us to fulfill a wide variety of practitioner financing needs. We also provide financing and consulting services for all phases of the healthcare practice including start-up, expansion or acquisition and debt consolidation. In 2002, we added our Henry Schein® brand credit card to our product offerings. Our patient financing program provides our customers with a method of reducing receivables and improving cash flow by providing patients access to financing. We do not assume any financial recourse obligation of our customers or their patients in these programs.

     Through an arrangement with one of the nation’s largest bank credit card processors, we offer electronic bankcard processing. We also offer electronic insurance claims submission services for faster processing of patient reimbursements, all through a third-party provider for a transaction fee. We also offer practice management consulting services in select markets within the United States.

Infrastructure Strategy

Information Systems

     Our information systems generally allow for centralized management of key functions, including accounts receivable, inventory, accounts payable, payroll, purchasing, sales and order fulfillment. A key attribute of our management information systems is the daily operating control reports that allow managers throughout our organization to share information and monitor daily progress relating to sales activity, gross profit, credit and returns, inventory levels, stock balancing, unshipped orders, order fulfillment and other operational statistics. We continually seek to enhance and upgrade our order processing information system. In the United States, we have introduced FieldCom, a dental equipment service and repair technology tool that provides an immediate and paperless communication link between our service and repair technicians and us. Additionally, in the United States, we have installed an integrated information system for our large dental equipment sales and service functions. Such systems centralize the tracking of customers’ equipment orders as well as spare parts inventories and repair services.

Distribution

     We distribute our products in the United States primarily from our strategically located distribution centers in Eastern, Central, South Eastern, South Western and Western United States. Customers in Canada are serviced from distribution centers located in Eastern and Western Canada. We maintain appropriate inventory levels in order to satisfy customer demand for prompt delivery and complete order fulfillment of their product needs. These inventory levels are managed on a daily basis with the aid of our sophisticated purchasing and stock status management information systems. Once a customer’s order is entered, it is electronically transmitted to the distribution center nearest the customer’s location and a packing slip for the entire order is printed for order fulfillment. Our automated freight manifesting and laser bar code scanning facilitates the speed of the order fulfillment. We currently ship substantially all of our orders in the United States by United Parcel Service. Our international distribution centers include locations in the United Kingdom, France, the Netherlands, Germany, Spain, Australia, and New Zealand.

Purchasing

     We believe that effective purchasing is a key element to maintaining and enhancing our position as a low-cost provider of healthcare products. We frequently evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the best possible cost. We believe that our ability to make high volume purchases has enabled us to obtain favorable pricing and terms from our suppliers. We obtain the products for our North American distribution centers from about 2,800 suppliers of name brand products. In addition, we have established relationships with numerous local vendors to obtain products for our international distribution centers. In 2003, our top 10 healthcare distribution vendors and our single largest vendor accounted for approximately 28.7% and 5.8% of our aggregate purchases.

Growth Strategies

     Our first growth strategy is to increase sales to our existing customer base and enhance our position as their primary vendor. In the U.S. dental market, total consumable sales per practitioner are estimated to be approximately $25,000, of which our average U.S. dental customer’s sales are approximately $8,000 (or 32%) of those sales. In the U.S. medical market total sales per practitioner are estimated to be approximately $12,000 of which our average U.S. medical customer’s sales are approximately $4,000 (or 33%) of those sales. In the Western European dental market total sales per practitioner are estimated to be approximately $20,000, of which our average Western European dental customer’s sales are approximately $3,000 (or 15%) of those sales.

     We also seek to expand our dental equipment sales and services. This includes selling digital x-ray and intra-oral imaging to existing customers, as well as providing innovative value-added services to help our customers run more efficient and profitable practices. These value-added services include practice management software systems, electronic claims and credit card processing (we processed approximately 25 million claims during 2003), practice and patient financing, equipment leasing, and continuing education.

     Our second growth strategy is to increase the total number of customers we serve. We estimate that approximately 55% of U.S. medical practices and approximately 45% of Western European dental practices are not our customers. We believe that there is substantial opportunity in the Western European medical market as well. This strategy includes increasing the number and productivity of field sales consultants, as well as utilizing our customer database to focus our marketing efforts.

     Our third growth strategy is to increase cross-selling efforts of key product lines. In the dental business, we have significant cross-selling opportunities between our dental practice management software users and our dental distribution customers. In the medical business, we have opportunities to expand our vaccine, injectables, and other pharmaceuticals sales to medical distribution customers, as well as cross-selling core products with these key products. Like dental, the veterinary business provides opportunities for cross-selling between our veterinary practice management software users and our veterinary distribution clients.

     Finally, we continue to pursue strategic acquisitions. In recent years, there has been consolidation among healthcare product distributors serving office-based healthcare practitioners and we believe this trend will continue to create opportunities for us to expand through acquisitions. In recent years, we have acquired a number of companies engaged in businesses that are complementary to ours. Our acquisition strategy includes acquiring targets that will provide additional sales that will be channeled through our existing infrastructure, acquiring access to additional product lines, acquiring regional distributors with networks of field sales consultants and expanding internationally. We are currently awaiting regulatory approval for the acquisition of demedis GmbH (“demedis”), a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries, and Euro Dental Holding GmbH (“EDH”), which includes KRUGG S.p.A., Italy’s leading distributor of dental consumable products and DentalMV GmbH (otherwise know as Muller & Weygandt), one of Europe’s leading direct marketing distributors of dental consumable products. These acquisitions will approximately double the net sales of our international operations (see Note 7 to our consolidated financial statements). Additionally, we have completed 22 acquisitions in the past five years, including 8 in 2003.

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

     In the United States, we compete with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. In the sale of our dental products, our principal national competitor is Patterson Dental Company. In addition, we compete against a number of other distributors that operate on a national, regional and local level. Our principal competitors in the sale of medical products are PSS World Medical, Inc., the General Medical division of McKesson Corp., and the Allegiance division of Cardinal Health, Inc., which are national distributors. In the veterinary market, our two principal national competitors include The Butler Company and Burns Veterinary Supply, Inc. We also compete against a number of regional and local medical and veterinary distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to our practice management software, we compete against numerous other firms, including firms such as PracticeWorks, Inc., a subsidiary of the Eastman Kodak Company, which primarily targets dental practices, and IDEXX Laboratories, Inc., which serves veterinary practices. We compete in Canada substantially on the same basis as in the United States.

     We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including demedis GmbH (See Note 7 to our consolidated financial statements), the GACD Group, the Pluradent AG & Co., Planmeca Oy, Omega Pharma NV and Bilricay, as well as a large number of dental product distributors and manufacturers in the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Ireland, Portugal and Spain.

     Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect operating results.

Markets Served

     Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services. Between 1995 and 2000, the 45-to-65 age group grew by 50%, and this group is expected to double by 2020. In the dental industry, there is predicted to be an attendant rise in oral healthcare expenditures as this segment of the population increases. Cosmetic dentistry is another growing aspect of dental practices as new technologies allow dentists to offer cosmetic solutions patients seek. At the same time, there is an increase in dental insurance coverage. Approximately 56% of the U.S. population now has some form of dental coverage, up from 44% in 1994.

     We support dental professionals through the 70,000 SKUs we offer, as well as through important value-added services, including practice management software, electronic claims processing, financial services and continuing education, all designed to help maximize a practitioner’s efficiency and profitability.

     We believe our medical group is the fastest growing distributor among the major competitors in the physician and alternate care markets. There continues to be a migration of procedures from acute-care settings to physicians’ offices, a trend that may provide additional opportunity for us. There is also the continuing use of vaccines, injectables, and other pharmaceuticals in alternate care settings. We have established a leading position as a vaccine supplier to the office-based medical practitioner.

     Our international group is a leading Pan-European healthcare supplier servicing office-based dental and medical practices. We are in the process of attempting to replicate our U.S. infrastructure in Europe. Additionally, we are expanding our dental full-service model throughout Europe, and expanding our medical offerings in countries where opportunities exist. Through our “Schein Direct” program, we can provide door to door air package delivery to practitioners in 125 countries around the world.

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

     Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain a registration annually from the Attorney General in accordance with specified rules and regulations and are subject to inspection by the Drug Enforcement Administration acting on behalf of the Attorney General. We are required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which we operate. In addition, our dentist and physician customers are subject to significant governmental regulation. There can be no assurance that regulations that impact our business or customers’ practices will not have a material adverse impact on our business.

     We believe that we are in substantial compliance with the foregoing laws and the regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business.

Proprietary Rights

     We hold trademarks relating to the “Henry Schein” name and logo, as well as certain other trademarks. Pursuant to agreements executed in connection with our reorganization in 1994, both Henry Schein, Inc., and Schein Pharmaceutical, Inc. (which was acquired by Watson Pharmaceuticals, Inc. in 2000), a company engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the “Schein” name in connection with their respective businesses, but Schein Pharmaceutical, Inc. is not entitled to use the name “Henry Schein”. We intend to protect our trademarks to the fullest extent practicable.

Employees

     As of December 27, 2003, we had approximately 7,900 full-time employees, including approximately 875 telesales representatives, 1,550 field sales consultants, including equipment sales specialists, 1,425 warehouse employees, 350 computer programmers and technicians, 800 management employees and 2,900 office, clerical and administrative employees. Approximately 20 of our employees were subject to collective bargaining agreements. We believe that our relations with our employees are good.

Available Information

     We make available free of charge through our Internet website, www.henryschein.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to the SEC.

     Our principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and our telephone number is (631) 843-5500. Unless the context specifically requires otherwise, the terms, the “Company”, “Henry Schein”, “we”, “us” and “our” mean Henry Schein, Inc., a Delaware corporation, and its subsidiaries on a consolidated basis.

Executive Officers of the Registrant

     The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Stanley M. Bergman	54	Chairman, Chief Executive Officer, President and Director

Gerald A. Benjamin	51	Executive Vice President, Chief Administrative Officer and Director

James P. Breslawski	50	Executive Vice President, President U.S. Dental and Director

Leonard A. David	55	Vice President - Human Resources and Special Counsel

Stanley Komaroff	69	Senior Advisor

Mark E. Mlotek	48	Executive Vice President - Corporate Business Development Group and Director

Steven Paladino	46	Executive Vice President, Chief Financial Officer and Director

Michael Racioppi	49	President - Medical Group

Michael Zack	51	Senior Vice President - International Group

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

     Stanley Komaroff has been Senior Advisor since December 2003. Prior to joining the company, Mr. Komaroff was a partner for 35 years in the law firm of Proskauer Rose LLP, counsel to the Company. He served as Chairman of that firm from 1991 to 1999.

     Mark E. Mlotek has been Executive Vice President of Corporate Business Development since February 2004 and was Senior Vice President of Corporate Business Development Group since February 2000. Prior to that, Mr. Mlotek was Vice President, General Counsel and Secretary from 1994 to 1999, and became a director of the Company in September 1995. Prior to joining the Company, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, counsel to the Company, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

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

     Michael Zack has been Senior Vice President of the International Group and responsible for the International Group of the Company since 1989. Mr. Zack was employed by Polymer Technology (a subsidiary of Bausch & Lomb) as Vice President of International Operations from 1984 to 1989 and by Gruenenthal GmbH as Manager of International Subsidiaries from 1975 to 1984.

ITEM 2. Properties

We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	90,000	November 2005
Office	Pelham, NY (1)	Lease	108,000	July 2007
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2011
Distribution Center	Denver, PA	Lease	413,000	February 2013
Distribution Center	Indianapolis, IN(2)	Own	287,000	N/A
Distribution Center	Grapevine, TX	Lease	176,000	July 2008
Distribution Center	Gallin, Germany	Own	172,000	N/A
Distribution Center	Secaucus, NJ	Lease	192,000	November 2008
Distribution Center	Jacksonville, FL	Lease	212,000	December 2009
Distribution Center	Niagra on the Lake, Canada	Lease	129,000	September 2016
Distribution Center	Sparks, NV	Lease	183,000	December 2006
Distribution Center	Gillingham, United Kingdom	Lease	85,000	April 2010

(1)	We are subletting 66,500 square feet of this facility through July 2007.

(2)	We lease an additional 108,000 square feet on a short-term basis in the Indianapolis, IN vicinity.

     The properties listed in the table above are our principle properties primarily used in our healthcare distribution segment. We also lease distribution, office, showroom and sales space in other locations including the United States, Canada, France, Germany, the Netherlands, Belgium, Spain, Austria, Ireland, Portugal, the United Kingdom, Australia and New Zealand.

     We believe that our properties are generally in good condition, are well maintained and are generally suitable and adequate to carry on our business. We have additional operating capacity at the distribution center facilities.

ITEM 3. Legal Proceedings

     Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. As a business practice, we generally obtain product indemnification from our suppliers for manufactured products.

     We have various insurance policies, including product liability insurance, covering risks and in amounts we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters, including those described below, are covered by insurance or will not otherwise seriously harm our financial condition.

Product Liability Claims

     As of December 27, 2003, we were a defendant in approximately 16 product liability cases. Of these cases, 11 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in each case in which we are a defendant.

     As of December 27, 2003, we had accrued our best estimate of potential losses relating to product liability claims for which we were able to determine a reasonable estimated loss. This accrued amount was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including potential recoveries from third parties.

Texas Class Action

     On January 27, 1998, in District Court in Travis County, Texas, we and one of our subsidiaries were named as defendants in a matter entitled “Shelly E. Stromboe and Jeanne Taylor, on Behalf of Themselves and all others Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc.”, Case No. 98-00886. The petition alleges, among other things, negligence, breach of contract, fraud, and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental® name.

     In October 1999, the trial court, on motion, certified both a Windows® sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that approximately 5,000 Windows® customers and approximately 10,000 DOS customers were covered by the class action that was certified by the trial court. In November of 1999, we filed an interlocutory appeal of the trial court’s determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the trial court’s certification order. On January 5, 2001, we filed a Petition for Review in the Texas Supreme Court asking the Court to find that it had “conflicts jurisdiction” to permit review of the trial court’s certification order. The Texas Supreme Court heard oral argument on February 6, 2002. On October 31, 2002, the Texas Supreme Court issued an opinion in the case holding that it had conflicts jurisdiction to review the decision of the Court of Appeals and the finding that the trial court’s certification of the case as a class action was improper. The Texas Supreme Court further held that the judgment of the Court of Appeals, which affirmed the class certification order, must be reversed in its entirety. Upon reversal of the class certification order, the Texas Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion.

     On January 31, 2003, counsel for the class filed a Motion for Rehearing with the Texas Supreme Court seeking a reversal of the Supreme Court’s earlier opinion reversing the class certification order. On May 8, 2003, the Texas Supreme Court denied the Motion for Rehearing, letting stand its opinion dated October 31, 2002, which decertified both sub-classes in their entirety. On August 29, 2003, class counsel filed amended papers seeking certification of an amended Windows® class and an amended DOS class. The only claim asserted for class certification by the Windows® class was for the alleged breach of the implied warranty of merchantability. The only claim asserted for class certification by the DOS class were claims for alleged violations of the Texas Unsolicited Goods Statute and the Federal Unordered Merchandise Act. Defendants filed motions for partial summary judgment as to the claims asserted on behalf of the Windows® Class and the DOS Class. A hearing on Defendants’ Motions for Partial Summary Judgment and Plaintiffs’ Amended Motion to Certify a Class was held on November 18-20, 2003. By Order dated December 10, 2003, the trial court (1) denied Defendants’ Motion for Partial Summary Judgment on the Windows® Class claims; (2) granted Defendants’ Motion for Partial Summary Judgment on the DOS Class claims. By granting summary judgment on the claims asserted on behalf of the DOS class, the DOS motion for class certification became moot because certain class claims asserted by the named class representatives for the DOS class were found to be without merit. By Order dated January 13, 2004, the trial court denied the amended motion for class certification filed by the Windows® Class in its entirety. The deadline for the Windows® Class to file an interlocutory appeal of the denial of the amended motion for class certification was February 2, 2004. No appeal was filed on or before that date. As a result of the favorable rulings obtained in the trial court, only certain individual claims asserted on behalf of the named plaintiffs remain pending in this case.

Purported Class Action in New Jersey

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled “West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor”, Case No. MRS-L-421-02. The plaintiffs’ complaint purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiffs seek to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion and promissory estoppel relating to sales of a vaccine product in the year 2001. We filed an answer in October 2002. Because the plaintiffs have not specified damages, it is not possible to determine the range of damages or other relief sought by the plaintiffs. We intend to vigorously defend ourselves against this claim, as well as all other claims, suits and complaints.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our common stock is quoted through the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol “HSIC”. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ National Market System for each quarterly period in fiscal 2003 and 2002:

	High	Low
Fiscal 2003:
1st Quarter	$46.60	$34.17
2nd Quarter	$54.15	$40.89
3rd Quarter	$60.32	$51.50
4th Quarter	$70.00	$55.34
Fiscal 2002:
1st Quarter	$46.11	$35.34
2nd Quarter	$50.59	$43.10
3rd Quarter	$54.98	$39.00
4th Quarter	$57.73	$40.30

     On March 2, 2004, there were approximately 636 holders of record of our common stock. On March 2, 2004, the last reported sales price was $73.97.

     We maintain several stock incentive plans for the benefit of certain officers, directors and employees. Certain plans are subject to stockholder approval while other plans have been authorized solely by the Board of Directors. Descriptions of these plans are described in the notes to our consolidated financial statements. The following table summarizes information relating to the Plans as of December 27, 2003:

	Number of Common
	Shares to be Issued Upon	Weighted-Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	4,208,706	$34.12	1,986,677
Plans Not Approved by Stockholders	25,000	40.82	—

Total	4,233,706	$34.16	1,986,677

Dividend Policy

     We have not declared any cash dividends on our common stock during fiscal years 2003 or 2002. We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. Our revolving credit agreement, as well as the agreements governing our Senior Notes, limit the distribution of dividends without the prior written consent of the lenders.

ITEM 6. Selected Financial Data

     The following selected financial data, with respect to our financial position and results of operations for each of the five years in the period ended December 27, 2003, set forth below, has been derived from our consolidated financial statements. The selected financial data presented below should be read in conjunction with ITEM 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8 “Financial Statements and Supplementary Data”.

	Years ended
	December 27,	December 28,	December 29,	December 30,	December 25,
	2003	2002	2001	2000	1999
		(in thousands, except per share data)
Statements of Operations Data:
Net sales	$3,353,805	$2,825,001	$2,558,243	$2,381,721	$2,284,544
Gross profit	927,194	794,904	699,324	647,901	608,596
Selling, general and administrative expenses	693,475	598,635	551,574	520,288	489,364
Merger, integration and restructuring (credits) costs (1)	—	(734)	—	15,024	13,467
Operating income	233,719	197,003	147,750	112,589	105,765
Other expense, net	(7,943)	(6,574)	(7,399)	(16,055)	(15,982)
Income before taxes on income, minority interest, equity in earnings (losses) of affiliates and loss on sale of discontinued operation	225,776	190,429	140,351	96,534	89,783
Taxes on income from continuing operations	(84,378)	(70,510)	(51,930)	(36,150)	(35,589)
Minority interest in net income of subsidiaries	(2,807)	(2,591)	(1,462)	(1,757)	(1,690)
Equity in earnings (losses) of affiliates	931	659	414	(1,878)	(2,192)
Net income from continuing operations	139,522	117,987	87,373	56,749	50,312
Loss on sale of discontinued operation, net of tax (2)	(2,012)	—	—	—	—
Net income	137,510	117,987	87,373	56,749	50,312
Net income from continuing operations per common share:
Basic	$3.19	$2.71	$2.06	$1.38	$1.24
Diluted	3.10	2.63	2.01	1.35	1.21
Net income per common share:
Basic	$3.15	$2.71	$2.06	$1.38	$1.24
Diluted	3.06	2.63	2.01	1.35	1.21
Weighted-average common shares outstanding:
Basic	43,709	43,489	42,366	41,244	40,585
Diluted	44,988	44,872	43,545	42,007	41,438

	Years ended
	December 27,	December 28,	December 29,	December 30,	December 25,
	2003	2002	2001	2000	1999
		(in thousands, except selected operating data)
Selected Operating Data (unaudited):
Number of orders shipped	8,825,000	7,861,000	7,891,000	8,280,000	7,979,000
Average order size	$380	$359	$324	$288	$286
Net Sales by Market Data:
Healthcare Distribution (3):
Dental (4)	$1,364,812	$1,227,273	$1,121,394	$1,087,073	$1,056,406
Medical (5)	1,338,084	1,093,956	982,569	851,301	767,258
International (6)	576,628	437,046	398,071	389,946	403,140

Total Healthcare Distribution	3,279,524	2,758,275	2,502,034	2,328,320	2,226,804
Technology (7)	74,281	66,726	56,209	53,401	57,740

	$3,353,805	$2,825,001	$2,558,243	$2,381,721	$2,284,544

Balance Sheet data:
Total assets	$1,819,370	$1,558,052	$1,385,428	$1,231,068	$1,204,102
Long-term debt	247,100	242,561	242,169	266,224	318,218
Minority interest	11,532	6,748	6,786	7,996	7,855
Stockholders’ equity	1,004,118	861,217	680,457	579,060	517,867

(1)	In 2002, we revised our original estimates of our anticipated merger, integration and restructuring costs. This change in estimates is attributable to facts and circumstances that arose subsequent to the original charges. As a result, we recorded additional expenses and reversed certain of our previously recorded expenses. Merger, integration and restructuring costs consisted primarily of investment banking, legal, accounting and advisory fees, severance costs and benefits, facility costs, write-offs of duplicate management information systems and other assets.

(2)	In the third quarter of 2003, we sold PMA Bode GmbH, an x-ray film distribution business located in Germany, which was a component of our healthcare distribution business. Due to immateriality, we have not reflected the operating results of PMA Bode separately as a discontinued operation for any of the periods presented.

(3)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control products and vitamins.

(4)	Consists of products sold in the United States and Canada.

(5)	Consists of products sold in the United States’ Medical and Veterinary markets.

(6)	Consists of products sold in the Dental, Medical and Veterinary markets, primarily in Europe.

(7)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare professionals in the United States and Canada.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

     Except for historical information contained herein, the statements in this report (including without limitation, statements indicating that we “expect”, “estimate”, “anticipate”, or “believe” and all other statements concerning future financial results, product or service offerings or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of applicable securities legislation and regulations. Forward-looking statements involve known and unknown factors, risks and uncertainties which may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the factors described under “Risk Factors” discussed later in this Form 10-K.

Executive-Level Overview

     We are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets with operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, Ireland, Portugal, Australia and New Zealand.

     Our reportable segments are strategic business units that offer different products and services to the same customer base. We conduct our business through two segments: healthcare distribution and technology.

     Our healthcare distribution segment, which is comprised of our dental, medical (including veterinary) and international business groups, distributes healthcare products (primarily consumable) and services primarily to office-based healthcare practitioners and professionals in the United States, Canada and international markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers.

     Our technology segment consists primarily of our practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the United States and Canada. Most of the technology business, including members of its management, was acquired as a unit.

     The following table summarizes the significant components of our operating results and cash flows for each of the three years ended December 27, 2003 (in thousands):

	Years Ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Operating Results:
Net sales	$3,353,805	$2,825,001	$2,558,243
Cost of sales	2,426,611	2,030,097	1,858,919

Gross profit	927,194	794,904	699,324
Operating expenses:
Selling, general and administrative	693,475	598,635	551,574
Merger, integration and restructuring credits	—	(734)	—

Operating income	$233,719	$197,003	$147,750

Other expense, net	$(7,943)	$(6,574)	$(7,399)
Net income from continuing operations	139,522	117,987	87,373
Loss on sale of discontined operation, net of tax	(2,012)	—	—
Net income	137,510	117,987	87,373
Cash Flows:
Net cash provided by operating activities from continuing operations	$128,843	$134,669	$190,911
Net cash used in investing activities	118,122	142,758	55,070
Net cash (used in) provided by financing activities	(48,375)	18,683	371

Industry Overview

     In recent years, the healthcare industry has increasingly focused on cost containment. This trend has benefited distributors capable of providing a broad array of products and services at low prices. This trend has also accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups which, in addition to their emphasis on obtaining products at low prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment has the potential to favorably impact demand for practice management systems and software that can enhance the efficiency and facilitation of practice management.

     Our operating results in recent years have been significantly impacted by strategies and transactions we undertook to expand our business, both domestically and internationally, in part, to address significant changes in the healthcare industry, including consolidation of healthcare distribution companies, potential healthcare reform, trends toward managed care, cuts in Medicare and collective purchasing arrangements.

Industry Consolidation

     The office-based healthcare practitioner industry, in the geographic markets in which we operate, is highly fragmented and diverse. Encompassing the dental, medical and veterinary markets, this industry accounted for revenues of approximately $17 billion in 2003. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations comprised of between a few and a large number of practitioners who have combined or otherwise associated their practices.

     Due in part to the inability of office-based healthcare practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has traditionally been characterized by frequent, small quantity orders, and a need for rapid, reliable and substantially complete order fulfillment. The purchasing decision within an office-based healthcare practice is typically made by the practitioner or an administrative assistant, and supplies and small equipment are generally purchased from more than one distributor with one generally serving as the primary supplier.

     We believe that consolidation within the supply industry serving office-based healthcare practitioners will continue to result in a number of distributors, particularly companies with limited financial and marketing resources, seeking to combine with larger companies that can provide opportunities for growth. This consolidation may also continue to result in distributors seeking to acquire companies that can enhance their current product offerings and expand the services they can offer or provide opportunities to serve a broader customer base.

     Our trend with regard to acquisitions has been to expand our role as a provider of products to the healthcare industry. This trend has resulted in expansion into service areas, which (a) complement our existing operations, and (b) provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

     As previously discussed, we are currently awaiting regulatory approval for the acquisition of demedis, a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries, and EDH, which includes KRUGG S.p.A., Italy’s leading distributor of dental consumable products and DentalMV GmbH (otherwise know as Muller & Weygandt), one of Europe’s leading direct marketing distributors of dental consumable products. These acquisitions will approximately double the net sales of our international operations (see Note 7 to our consolidated financial statements). Additionally, we have completed 22 acquisitions in the past five years, including 8 in 2003.

     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently over 300 smaller distributors holding approximately 40% of the market. In the U.S. medical market, we estimate that over 500 smaller distributors hold approximately 60% of the market, and in the European dental market, we estimate that over 200 competitors hold approximately 80% of the market.

     As the healthcare industry continues to change, we continually evaluate possible candidates for merger or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the healthcare industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur additional merger and acquisition related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.

Aging Population and Other Market Influences

     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing in hospitals to the alternate site, particularly physician offices, despite significantly lower pricing of hospital medical products. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The elder care market continues to benefit from the increasing growth rate of the population of elderly Americans.

     The January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans were age 85 years and older, the segment of the population most in need of long-term care and elder care services. By the year 2040, that number is projected to more than triple to over 14 million. The population age 65 to 84 years is projected to more than double in the same time period.

     As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the U.S. The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary published “Health Spending Projections Through 2013” in 2004, indicating that total national healthcare spending reached $1.6 trillion in 2002, or 14.9% of the nation’s gross domestic product. Healthcare spending is projected to reach $3.4 trillion in 2013, an estimated 18.4% of the gross domestic product, the benchmark measure for annual production of goods and services in the US.

Governmental Influences

     The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a large portion of the total cost of medical care. During 1997, the Balanced Budget Act passed by Congress significantly reduced reimbursement rates for nursing homes and home healthcare providers, affecting spending levels and overall financial viability of these institutions.

     The Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Act”) was passed by Congress and enacted by President Bush on December 8, 2003. The Medicare Act is the largest expansion of the Medicare program since its inception and provides participants with voluntary prescription drug benefits effective in 2006 with an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement. Based upon current information, we believe the Medicare Act may create additional volume demand and provide incentives for additional utilization of generic drugs, both of which have potentially positive implications for our pharmaceutical distribution business.

Product Integrity

     Certain pharmaceutical and medical-surgical product manufacturers and legislators are in discussions regarding the risks of counterfeit products in the supply chain and the manufacturers’ concerns regarding the impact of secondary market distribution on counterfeiting. As a distributor of such products, we continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and with potential litigation.

Results of Operations

2003 Compared to 2002

Net Sales

     Net sales for 2003 and 2002 were as follows (in thousands):

		%of		%of
	2003	Total	2002	Total
Healthcare distribution (1):
Dental (2)	$1,364,812	40.7%	$1,227,273	43.4%
Medical (3)	1,338,084	39.9%	1,093,956	38.7%
International (4)	576,628	17.2%	437,046	15.5%

Total healthcare distribution	3,279,524	97.8%	2,758,275	97.6%
Technology (5)	74,281	2.2%	66,726	2.4%

Total	$3,353,805	100.0%	$2,825,001	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ Medical and Veterinary markets.

(4)	Consists of products sold in the Dental, Medical and Veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare professionals in the United States and Canada.

     For the year ended December 27, 2003, our net sales increased $528.8 million or 18.7% from the comparable prior year period. Of the increase in total net sales, $521.2 million or 98.6% resulted from an 18.9% increase in our healthcare distribution business. Of this increase, $137.5 million resulted from an 11.2% increase in our dental business, $244.1 million resulted from a 22.3% increase in our medical business and $139.6 million resulted from a 31.9% increase in our international business. The remaining increase in net sales of $7.6 million resulted from an 11.3% increase in our technology business.

     The $137.5 million or 11.2% increase in dental net sales, consisted of an increase in dental consumable merchandise of $91.0 million or 9.4% and dental equipment of $46.5 million or 18.3%. The increase in dental net sales was primarily due to increased account penetration of existing customers driven by our Privileges loyalty program and an acquisition. Excluding the effects of the acquisition and exchange rates, net sales for the dental business increased $96.3 million or 7.9%. The $244.1 million or 22.3% increase in medical net sales was primarily due to increased sales to physicians’ office and alternate care markets. The $139.6 million or 31.9% increase in international net sales was primarily due to an acquisition, favorable exchange rates and increased account penetration in France, Spain and Austria, partially offset by a divestiture. Excluding the effect of exchange rates, the acquisition and divestiture, net sales for the international market increased $31.6 million or 7.2%.

     The increase in technology net sales of $7.6 million or 11.3% was primarily due to increased sales of value-added products including software products and related services, including the impact of our MarketOne marketing initiative. Under this initiative, certain technology and equipment products were sold directly to end-user customers beginning with the third quarter of 2002, rather than through resellers, which resulted in a higher growth rate for the technology business. Without this change, the technology business net sales would have increased by 8.0%.

Gross Profit

     Gross profit and gross margins for 2003 and 2002 by segment and in total were as follows (in thousands):

		Gross		Gross
	2003	Margin %	2002	Margin %
Healthcare distribution	$870,499	26.5%	$743,880	27.0%
Technology	56,695	76.3%	51,024	76.5%

Total	$927,194	27.6%	$794,904	28.1%

     Gross profit increased $132.3 million or 16.6%, to $927.2 million for the year ended December 27, 2003 compared to the prior year period.

     Healthcare distribution gross profit increased $126.6 million or 17.0% to $870.5 million for the year ended December 27, 2003 compared to the prior year period. Healthcare distribution gross profit margin decreased to 26.5% for the year ended December 27, 2003 from 27.0% for the comparable prior year period, primarily due to our medical business experiencing higher sales of lower margin injectable pharmaceutical products, partially offset by a change in sales mix in our dental business.

     Technology gross profit increased $5.7 million or 11.1% to $56.7 million for the year ended December 27, 2003 compared to the prior year period. Technology gross profit margin decreased slightly to 76.3% for the year ended December 27, 2003 from 76.5% for the comparable prior year period, primarily due to changes in sales mix.

Selling, General and Administrative

     Selling, general and administrative expenses by segment and in total for 2003 and 2002 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2003	Net Sales	2002	Net Sales
Healthcare distribution	$665,470	20.3%	$573,627	20.8%
Technology	28,005	37.7%	25,008	37.5%

Total	$693,475	20.7%	$598,635	21.2%

     Selling, general and administrative expenses increased $94.8 million or 15.8% to $693.5 million for the year ended December 27, 2003 compared to the prior year period. As a percentage of sales, selling, general and administrative expenses decreased to 20.7% from 21.2% for the comparable prior year period. This decrease was primarily due to lower payroll and rent costs in our healthcare distribution business as a percentage of sales, realized through leveraging our infrastructure.

     As a component of total selling, general and administrative expenses, selling and shipping expenses increased $67.4 million or 18.2% to $437.5 million for the year ended December 27, 2003 from $370.1 million for the prior year period. The increase was primarily due to expenses directly associated with supporting increased sales volume. As a percentage of net sales, selling and shipping expenses decreased slightly to 13.0% from 13.1% for the comparable prior year period.

     As a component of total selling, general and administrative expenses, general and administrative expenses increased $27.4 million or 12.0% to $256.0 million for the year ended December 27, 2003 from $228.5 million for the prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.6% from 8.1% for the comparable prior year period primarily for the reasons stated above.

Other Expense, Net

     Other expense, net increased $1.4 million to $7.9 million for the year ended December 27, 2003 compared to the prior year period. The net increase was primarily due to decreased interest income primarily due to lower cash and cash equivalents and marketable securities balances during 2003.

Income Taxes

     For the year ended December 27, 2003, our effective tax rate was 37.4% compared to 37.2% for the prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily relates to state income taxes.

Loss on Sale of Discontinued Operation

     During the year ended December 27, 2003, we recognized a $2.0 million loss, net of tax, on the sale of a discontinued operation (See Note 7 to our consolidated financial statements).

Net Income

     Net income increased $19.5 million or 16.5% to $137.5 million for the year ended December 27, 2003 compared to the prior year period. A real estate transaction gain of $454 thousand and a loss on sale of a discontinued operation of $2.0 million are included in 2003 net income. A real estate transaction gain of $890 thousand and a restructuring accrual reversal of $734 thousand are included in 2002 net income. The effect that such transactions had on diluted earnings per share was $(0.03) in 2003 and $0.04 in 2002.

2002 Compared to 2001

Net Sales

     Net sales for 2002 and 2001 were as follows (in thousands):

		%of		%of
	2002	Total	2001	Total
Healthcare distribution (1):
Dental (2)	$1,227,273	43.4%	$1,121,394	43.8%
Medical (3)	1,093,956	38.7%	982,569	38.4%
International (4)	437,046	15.5%	398,071	15.6%

Total healthcare distribution	2,758,275	97.6%	2,502,034	97.8%
Technology (5)	66,726	2.4%	56,209	2.2%

Total	$2,825,001	100.0%	$2,558,243	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ Medical and Veterinary markets.

(4)	Consists of products sold in the Dental, Medical and Veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare professionals in the United States and Canada.

     For the year ended December 28, 2002, our net sales increased $266.8 million or 10.4% from the comparable prior year period. Of the increase in total net sales, $256.3 million or 96.1% resulted from a 10.2% increase in our healthcare distribution business. Of this increase, $105.9 million resulted from a 9.4% increase in our dental business, $111.4 million resulted from an 11.3% increase in our medical business and $39.0 million resulted from a 9.8% increase in our international business. The remaining increase in net sales of $10.5 million resulted from an 18.7% increase in our technology business.

     The $105.9 million or 9.4% increase in dental net sales, consisted of an increase in dental consumable merchandise of $65.9 million or 7.3% and dental equipment of $40.0 million or 18.5%. The increase in dental net sales was primarily due to increased dental equipment sales and increased account penetration of existing customers driven by our Privileges loyalty program. The $111.4 million or 11.3% increase in medical net sales was primarily due to increased sales to physicians’ office and alternate care markets. The $39.0 million or 9.8% increase in international net sales was primarily due to increased account penetration in France, United Kingdom and Australia and favorable exchange rates. Excluding the effect of the exchange rates, net sales for the international market increased $18.7 million or 4.7%.

     The increase in technology net sales of $10.5 million or 18.7% was primarily due to increased sales of value-added products including software products and related services, including the impact of a new marketing initiative, MarketOne. Under this initiative, certain technology and equipment products were sold directly to end-user customers beginning with the third quarter of 2002, rather than through resellers, which resulted in a higher growth rate for the technology business. Without this change, the technology business net sales would have increased by 13.9%.

Gross Profit

     Gross profit and gross margins for 2002 and 2001 by segment and in total were as follows (in thousands):

		Gross		Gross
	2002	Margin %	2001	Margin %
Healthcare distribution	$743,880	27.0%	$659,092	26.3%
Technology	51,024	76.5%	40,232	71.6%

Total	$794,904	28.1%	$699,324	27.3%

     Gross profit increased $95.6 million or 13.7% to $794.9 million for the year ended December 28, 2002 compared to the prior year period. Gross profit margin increased to 28.1% for the year ended December 28, 2002 from 27.3% for the comparable prior year period.

     Healthcare distribution gross profit increased $84.8 million or 12.9% to $743.9 million for the year ended December 28, 2002 compared to the prior year period. Healthcare distribution gross profit margin increased to 27.0% for the year ended December 28, 2002 from 26.3% for the comparable prior year period, primarily due to changes in sales mix.

     Technology gross profit increased $10.8 million or 26.8% to $51.0 million for the year ended December 28, 2002 compared to the prior year period. Technology gross profit margin increased to 76.5% for the year ended December 28, 2002 from 71.6% for the comparable prior year period, primarily due to changes in sales mix.

Selling, General and Administrative

     Selling, general and administrative expenses for 2002 and 2001 by segment and in total were as follows (in thousands):

		% of		% of
		Respective		Respective
	2002	Net Sales	2001	Net Sales
Healthcare distribution	$573,627	20.8%	$530,755	21.2%
Technology	25,008	37.5%	20,819	37.0%

Total	$598,635	21.2%	$551,574	21.6%

     Selling, general and administrative expenses increased $47.0 million or 8.5% to $598.6 million for the year ended December 28, 2002 compared to the prior year period. As a percentage of sales, selling, general and administrative expenses decreased to 21.2% from 21.6% for the comparable prior year period. This decrease was primarily due to lower rent costs in our healthcare distribution business as a percentage of sales, realized through leveraging our infrastructure.

     As a component of total selling, general and administrative expenses, selling and shipping expenses increased $36.0 million or 10.8% to $370.1 million for the year ended December 28, 2002 from $334.1 million for the prior year period. The increase was primarily due to expenses directly associated with supporting increased sales volume. As a percentage of net sales, selling and shipping expenses remained constant at 13.1% compared to the prior year period.

     As a component of total selling, general and administrative expenses, general and administrative expenses increased $11.0 million or 5.1% to $228.5 million for the year ended December 28, 2002 from $217.5 million for the prior year period. As a percentage of net sales, general and administrative expenses decreased to 8.1%

from 8.5% for the comparable prior year period. The decrease was primary due to the elimination of goodwill amortization expense with the adoption of FAS 142.

Other Expense, Net

     Other expense, net decreased by $825 thousand to $6.6 million for the year ended December 28, 2002 compared to the prior year period. The net decrease was primarily due to the favorable settlement of a real estate transaction.

Income Taxes

     For the year ended December 28, 2002, our effective tax rate was 37.2% compared to 37.0% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily relates to state income taxes.

Net Income

     Net income increased $30.6 million or 35.0% to $118.0 for the year ended December 28, 2002 compared to the prior year. A real estate transaction gain of $890 thousand, a restructuring accrual reversal of $734 thousand, and the effect of the implementation of FAS 142 at the beginning of 2002 which ceased amortization of goodwill and indefinite-lived intangible assets, of approximately $7.3 million are included in 2002 net income. The effect that such transactions had on diluted earnings per share was $0.20 in 2002.

Liquidity and Capital Resources

     Our principal capital requirements include the funding of working capital needs, acquisitions, repurchases of common stock and capital expenditures resulting from increased sales and special inventory forward buy-in opportunities, pursuing growth opportunities and managing funding needs. Since sales tend to be strong during the fourth quarter and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.

     We finance our business primarily through cash generated from our operations, revolving credit facilities, private placement loans and stock issuances. Our principal source of cash is derived from our operations. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain consistent in the foreseeable future.

     Net cash flow provided by operating activities from continuing operations was $128.8 million for the year ended December 27, 2003 compared to $134.7 million for the prior year period. This decrease was primarily due to increased trade receivable and inventory levels as of December 27, 2003 resulting from increased end of year sales and purchase activity for 2003 compared to 2002.

     Net cash used in investing activities was $118.1 million for the year ended December 27, 2003 compared to $142.8 million for the prior year period. The decrease was primarily due to an increase in net proceeds received from the sale and maturity of marketable securities and a reduction in capital expenditures, partially offset by an increase in cash used for acquisitions. We expect to invest approximately between $35 million and $40 million during fiscal year 2004 in capital projects to modernize and expand our facilities, on computer infrastructure systems and to integrate operations.

     Net cash used in financing activities was $48.4 million for the year ended December 27, 2003 compared to $18.7 million provided by financing activities for the comparable prior year period. The net change was primarily due to payments made to repurchase our common stock and a reduction in the proceeds received from the issuance of stock upon the exercise of stock options, partially offset by lower principal payments on long-term debt.

     On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. During the year ended December 27, 2003, we repurchased and retired 1,335,000 shares at an average price of $46.26 per share.

     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 27,	December 28,
	2003	2002
Cash and cash equivalents	$157,351	$200,651
Marketable securities, including non-current	14,496	55,185
Working capital	637,296	604,199
Debt, net of cash and cash equivalents and marketable securities (1)	84,565	—

(1)	Debt includes bank credit lines and current and non-current portions of long-term debt, including Senior Notes, notes and loans payable to banks and capital lease obligations.

     Our cash and cash equivalents consist of bank balances and investments in money market funds. These investments have staggered maturity dates, none of which exceed three months, and have a high degree of liquidity since the securities are traded in public markets.

     Our marketable securities consist of short and long-term debt securities classified as available for sale, including corporate bonds rated AAA by Moody’s (or an equivalent rating) and commercial paper rated P-1 by Moody’s (or an equivalent rating). The fair values of our marketable securities are determined by quoted market prices.

     Our business requires a substantial investment in working capital that is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities, new customer build-up requirements and the desired level of investment inventory. Working capital has increased primarily as a result of our higher sales volume.

     Our accounts receivable days sales outstanding improved to 46.4 days for the year ended December 27, 2003 from 48.2 days for the comparable prior year period primarily due to our continued focus on actively pursuing collection of aged receivables and tightening credit standards. Our inventory turns improved to 6.9 turns for the year ended December 27, 2003 from 6.6 turns for the prior year as a result of increased sales of higher turnover products. We anticipate future increases in our working capital requirements as a result of continued sales growth.

     The following table shows our contractual obligations related to fixed and variable rate long-term debt, excluding interest, as well as lease obligations and inventory purchase commitments as of December 27, 2003 (See Notes 8 and 13 to our consolidated financial statements):

		Payments due by period (in thousands)
	< 1 year	1 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Inventory purchase commitments	$149,891	$129,440	$—	$—	$279,331
Long-term debt	2,622	24,362	42,316	178,715	248,015
Operating lease obligations	22,286	35,348	20,725	24,419	102,778
Capital lease obligations	631	943	376	388	2,338

Total	$175,430	$190,093	$63,417	$203,522	$632,462

     In prior years, we completed private placement transactions under which we issued $130.0 million and $100.0 million in Senior Notes. The $130.0 million notes come due on June 30, 2009 and bear interest at a fixed rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes and bear interest at a fixed rate of 6.66% per annum. Interest on both notes is payable semi-annually.

     During the fourth quarter of 2003, we entered into agreements relating to the $230.0 million Senior Notes to exchange our fixed interest rates for variable interest rates. The weighted-average variable interest rate is 4.25%. This weighted-average variable interest rate is comprised of LIBOR, plus the spread, and resets on the interest due dates for the senior notes.

     We have a Revolving Credit Facility of $200.0 million that is a four-year committed line scheduled to terminate in May 2006. There were no borrowings under this credit facility as of December 27, 2003. As of December 27, 2003, certain of our subsidiaries had revolving credit facilities, which had outstanding balances of $6.1 million, against aggregate borrowing limits of $32.6 million.

     In connection with our pending acquisition of demedis and EDH for approximately 255 million euros, as previously discussed, after making a deposit on January 20, 2004 of 35 million euros, we will be paying approximately 220 million euros at closing. The remaining purchase price will be paid from existing cash resources and/or the proceeds of (i) a bridge loan and/or (ii) the issuance or sale in a public or private placement of equity interests or notes, debentures or other debt securities (or another debt financing) with a maturity in excess of one year (in any case, a “Permanent Financing”). We have obtained commitments for a $150.0 million bridge loan facility scheduled to mature on the six-month anniversary of the closing of the acquisition. The bridge loan will be unsecured, and will bear interest, at our option, at LIBOR plus 0.925% or the prime rate. We intend to refinance the bridge loan by means of a Permanent Financing or, if a Permanent Financing can be arranged prior to the consummation of the Acquisition, we will pay the purchase price with the proceeds of such Permanent Financing. The acquisition is subject to standard closing conditions and regulatory approvals and is expected to close mid-year 2004.

     Some holders of minority interests in entities we have acquired have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula price based on earnings of the entity. Additionally, some prior owners of acquired businesses are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We have not accrued any liabilities that may arise from these transactions since the outcome of the contingency is not determinable beyond a reasonable doubt.

     We finance our business to provide adequate funding for at least 12 months. Funding requirements are based on forecasted profitability and working capital needs, which, on occasion may change. Consequently, we may change our funding structure to reflect any new requirements.

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

     Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of sales, special promotional campaigns, fluctuations in exchange rates and adverse weather conditions.

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

Accounts Receivable and Reserves

     The carrying amount of accounts receivable reflects a reserve representing our best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness, and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Goodwill and Other Indefinite-Lived Intangible Assets

     In accordance with Statement of Financial Accounting Standard (“FAS”) No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important which could trigger an interim impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

     If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statement of income. Based on our 2003 impairment review process, we have not recorded any impairments during the year ended December 27, 2003.

Long-Lived Assets

     Long-lived assets, other than goodwill and other indefinite-lived intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of such assets. Other definite-lived intangible assets are amortized over their estimated useful lives. Such definite-lived intangible assets primarily consist of non-compete agreements and customer relationships. When an impairment exists, the related assets are written down to fair value. We have not recorded any impairments during the year ended December 27, 2003.

Stock-Based Compensation

     We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees”. Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date.

     We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, “Accounting for Stock-Based Compensation”. The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield and weighted-average option life.

Recently Issued Accounting Standards

     In December 2003, the FASB issued a revision to FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. FAS 132, as revised, was effective for our 2003 consolidated financial statements. The adoption of FAS 132 did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003. For all instruments entered into or last modified prior to May 31, 2003, FAS 150 was effective at the beginning of our third quarter of 2003. The adoption of FAS 150 did not have a material effect on our financial position or results of operations.

     In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS No. 149 amends FAS No. 133 for decisions made by the FASB’s Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material effect on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this standard.

     In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

     In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between this Statement and EITF 94-3 relates to the Statement’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on our financial position or results of operations.

     In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 143 and 145 were effective commencing April 1, 2003 and did not have a material effect on our financial position or results of operations.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

     We are exposed to market risks, which include changes in U.S. and international interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. We attempt to reduce these risks by utilizing interest rate swap agreements and foreign currency forward and swap contracts. These hedging activities provide only limited protection against interest rate and currency exchange risks. Factors that could impact the effectiveness of our programs include volatility of the interest rate and currency markets and availability of hedging instruments. All interest rate swap and currency contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure, not for speculation.

Interest Rate Swaps

     We have fixed rate Senior Notes of $130.0 million at 6.94% and $100.0 million at 6.66%. During the fourth quarter of 2003, we entered into interest rate swap agreements to exchange our fixed interest rates for variable interest rates payable on the $230.0 million Senior Notes. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the Senior Notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.4 million.

     As of December 27, 2003, the fair value of our interest rate swap agreements recorded in other non-current assets was approximately $700 thousand, which represented the amount that would be earned upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to the related assets with an offsetting adjustment to the carrying value of the $230.0 million notes as such hedges are deemed fully effective.

Foreign Exchange

     The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs, using primarily foreign currency forward and swap contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term foreign currency forward and swap contracts to protect against currency exchange risks associated with long-term intercompany loans, due from our international subsidiaries and the payment of merchandise purchases to foreign vendors. We do not hedge the translation of foreign currency profits into U.S. dollars as we regard this as an accounting not an economic exposure.

     As of December 27, 2003, we had outstanding foreign currency forward and swap contracts aggregating $105.5 million, of which $97.0 million related to intercompany debt and $8.5 million related to the purchase of merchandise from foreign vendors. The contracts hedge against currency fluctuations of British Pounds ($32.9 million), Euros ($61.7 million), Australian Dollars ($9.0 million), Swiss Francs ($1.4 million), Japanese Yen ($355 thousand), Swedish Krona ($82 thousand) and New Zealand Dollars ($82 thousand). As of December 27, 2003, the fair value of these contracts, calculated as the gross value of future US dollar payments and receipts determined by quoted market prices was $114.9 million. These contracts expire through January 2005. For the year ended December 27, 2003, we recognized a loss relating to our foreign currency forward and swap contracts of $200 thousand.

Risk Factors

     Stockholders and investors should carefully consider the risks described below and other information in this annual report. Our business, financial condition and operating results, and the trading price of our common stock could be adversely affected if any of these risks materialize.

•	The healthcare products distribution industry is highly competitive, and we compete with numerous companies, including major manufacturers and distributors that have greater financial and other resources than us. Competitors could obtain exclusive rights to market particular products or manufacturers could increase their efforts to sell directly to end-users, thereby bypassing distributors like us. Consolidation among healthcare products distributors could result in existing competitors increasing their market position. In addition, unavailability of products, whether due to our inability to gain access to products or interruptions in supply of products from manufacturers, could adversely affect our operating results.

•	In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; trends toward managed care; consolidation of healthcare distribution companies; electronic commerce; and collective purchasing arrangements among office-based healthcare practitioners. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected.

•	Our technology segment, which primarily sells practice management software and other value-added products, depends upon continued product development, technical support and marketing. Failures in these and related areas could adversely affect our results of operations.

•	Our business is subject to requirements under various local, state, federal and foreign governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices, including the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987 and the Controlled Substances Act. There is no assurance that current or future government regulations will not adversely affect our business.

•	Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. We have insurance policies, including product liability insurance, and in many cases we have indemnification rights from manufacturers with respect to the products we distribute. There is no assurance that insurance coverage or manufacturers’ indemnity will be available in all of the pending or any future cases brought against us, or that an unfavorable result in any such case will not adversely affect our financial condition or results of operations.

•	Our business is dependent upon our ability to hire and retain qualified sales representatives, service specialists and other sales agents. Due to the relationships developed between our field sales representatives and their customers, upon the departure of a sales representative we face the risk of losing the representative’s customers, especially if the representative becomes an employee of one of our competitors.

•	Our business is subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the third and fourth quarters due to timing of seasonal product sales, software and equipment sales, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter primarily due to the increased purchases in the prior quarter.

•	Our international operations are subject to inherent risks, which could adversely affect our operating results. These risks include difficulties in opening and managing foreign offices and distribution centers; difficulties in establishing channels of distribution; fluctuations in the value of foreign currencies; longer payment cycles of foreign customers and difficulty in collecting receivables in foreign jurisdictions; import/export duties and quotas; and unexpected regulatory, economic and political changes in foreign markets.

•	Our expansion through acquisitions and/or joint ventures could result in a loss of customers, diversion of management attention and increased demands on our operations, information systems and financial resources.

•	We rely on third parties to ship products to our customers. Increases in shipping rates or interruptions of service could adversely affect our operating results.

•	Changes in e-commerce could affect our business relationships and could require significant resources. The rapid advancement of on-line commerce requires us to provide continuous improvement in performance, security, features and reliability of Internet content and technology, particularly in response to competitive offerings.

ITEM 8. Financial Statements and Supplementary Data

All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

     We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 27, 2003 and December 28, 2002, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Henry Schein, Inc. at December 27, 2003 and December 28, 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 2003 in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 5, the Company changed its policy of accounting for goodwill in 2002 as required by Financial Accounting Standards Board Statement No. 142, “Goodwill and Other Intangible Assets”.

/s/ BDO SEIDMAN, LLP

New York, New York
February 24, 2004

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 27,	December 28,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$157,351	$200,651
Marketable securities	3,012	31,209
Accounts receivable, net of reserves of $43,203 and $36,200	467,085	368,263
Inventories	385,846	323,080
Deferred income taxes	30,559	29,919
Prepaid expenses and other	112,631	74,407

Total current assets	1,156,484	1,027,529
Property and equipment, net	154,205	142,532
Goodwill	398,888	302,687
Other intangibles, net	37,551	7,661
Investments and other	72,242	77,643

Total assets	$1,819,370	$1,558,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278,163	$243,166
Bank credit lines	6,059	4,790
Current maturities of long-term debt	3,253	2,662
Accruals:
Payroll and related expenses	68,214	53,954
Taxes	45,969	32,196
Other expenses	117,530	86,562

Total current liabilities	519,188	423,330
Long-term debt	247,100	242,561
Other liabilities	37,432	24,196
Minority interest	11,532	6,748
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none outstanding	—	—
Common stock, $.01 par value, 120,000,000 authorized, 43,761,973 and 44,041,591 outstanding	438	440
Additional paid-in capital	445,118	436,554
Retained earnings	533,654	430,389
Treasury stock, at cost, 0 and 62,479 shares	—	(1,156)
Accumulated other comprehensive income (loss)	24,999	(4,794)
Deferred compensation	(91)	(216)

Total stockholders’ equity	1,004,118	861,217

Total liabilities and stockholders’ equity	$1,819,370	$1,558,052

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Net sales	$3,353,805	$2,825,001	$2,558,243
Cost of sales	2,426,611	2,030,097	1,858,919

Gross profit	927,194	794,904	699,324
Operating expenses:
Selling, general and administrative	693,475	598,635	551,574
Merger, integration and restructuring credits	—	(734)	—

Operating income	233,719	197,003	147,750
Other income (expense):
Interest income	8,746	10,446	10,078
Interest expense	(18,311)	(17,960)	(17,324)
Other, net	1,622	940	(153)

Income before taxes on income, minority interest, equity in earnings of affiliates and loss on sale of discontinued operation	225,776	190,429	140,351
Taxes on income from continuing operations	(84,378)	(70,510)	(51,930)
Minority interest in net income of subsidiaries	(2,807)	(2,591)	(1,462)
Equity in earnings of affiliates	931	659	414

Net income from continuing operations	139,522	117,987	87,373
Loss on sale of discontinued operation, net of tax	(2,012)	—	—

Net income	$137,510	$117,987	$87,373

Net income from continuing operations per common share:
Basic	$3.19	$2.71	$2.06

Diluted	$3.10	$2.63	$2.01

Loss on discontinued operation, net of tax per common share:
Basic	$(0.04)	$—	$—

Diluted	$(0.04)	$—	$—

Net income per common share:
Basic	$3.15	$2.71	$2.06

Diluted	$3.06	$2.63	$2.01

Weighted-average common shares outstanding:
Basic	43,709	43,489	42,366
Diluted	44,988	44,872	43,545

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock					Accumulated
	$.01 Par Value		Additional			Other		Total
			Paid-in	Retained	Treasury	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Compensation	Equity
Balance, December 30, 2000	41,946,284	$419	$373,413	$225,029	$(1,156)	$(18,179)	$(466)	$579,060
Net income	—	—	—	87,373	—	—	—	87,373
Foreign currency translation loss	—	—	—	—	—	(5,743)	—	(5,743)

Total comprehensive income	—	—	—	—	—	—	—	81,630

Stock issued to ESOP trust	61,997	1	2,224	—	—	—	—	2,225
Amortization of restricted stock	—	—	—	—	—	—	125	125
Stock issued upon exercise of stock options, including tax benefit of $3,262	736,923	7	17,410	—	—	—	—	17,417

Balance, December 29, 2001	42,745,204	427	393,047	312,402	(1,156)	(23,922)	(341)	680,457
Net income	—	—	—	117,987	—	—	—	117,987
Foreign currency translation gain	—	—	—	—	—	18,989	—	18,989
Net unrealized investment gain	—	—	—	—	—	139	—	139

Total comprehensive income	—	—	—	—	—	—	—	137,115

Stock issued to ESOP trust	24,859	—	1,340	—	—	—	—	1,340
Amortization of restricted stock	—	—	—	—	—	—	125	125
Stock issued upon exercise of stock options, including tax benefit of $8,058	1,271,528	13	42,167	—	—	—	—	42,180

Balance, December 28, 2002	44,041,591	440	436,554	430,389	(1,156)	(4,794)	(216)	861,217
Net income	—	—	—	137,510	—	—	—	137,510
Foreign currency translation gain	—	—	—	—	—	30,765	—	30,765
Net unrealized investment loss	—	—	—	—	—	(125)	—	(125)
Pension adjustment loss	—	—	—	—	—	(847)	—	(847)

Total comprehensive income	—	—	—	—	—	—	—	167,303

Stock issued to ESOP trust	39,786	—	2,300	—	—	—	—	2,300
Amortization of restricted stock	—	—	—	—	—	—	125	125
Retirement of treasury stock	(62,479)	—	(571)	(585)	1,156	—	—	—
Repurchase and retirement of common stock	(1,335,000)	(13)	(28,081)	(33,660)	—	—	—	(61,754)
Stock issued upon exercise of stock options, including tax benefit of $12,579	1,078,075	11	34,916	—	—	—	—	34,927

Balance, December 27, 2003	43,761,973	$438	$445,118	$533,654	$—	$24,999	$(91)	$1,004,118

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Cash flows from operating activities of continuing operations:
Net income	$137,510	$117,987	$87,373
Loss on sale of discontinued operation, net of tax	2,012	—	—

Net income from continuing operations	139,522	117,987	87,373
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	36,843	28,272	35,642
Provision for losses and allowances on trade receivables	6,548	8,962	8,850
Stock issued to ESOP trust	2,300	1,340	2,225
Provision for deferred income taxes	5,524	226	292
Undistributed earnings of affiliates	(931)	(659)	(414)
Minority interest in net income of subsidiaries	2,807	2,591	1,462
Other	2,005	145	7,067
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(69,543)	(6,714)	2,332
Inventories	(28,781)	(23,075)	(17,850)
Other current assets	(16,957)	(18,445)	8,808
Accounts payable and accruals	49,506	24,039	55,124

Net cash provided by operating activities of continuing operations	128,843	134,669	190,911

Cash flows from investing activities:
Purchases of capital expenditures	(38,978)	(47,543)	(46,127)
Payments for business acquisitions, net of cash acquired	(118,180)	(36,224)	(8,588)
Purchases of marketable securities	(39,667)	(55,211)	—
Proceeds from sales of marketable securities	40,619	—	—
Proceeds from maturities of marketable securities	39,030	—	—
Other, including discontinued operation	(946)	(3,780)	(355)

Net cash used in investing activities	(118,122)	(142,758)	(55,070)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	—	10,166
Principal payments on long-term debt	(8,667)	(14,941)	(13,042)
Proceeds from issuance of stock upon exercise of stock options	22,348	34,122	14,155
Net (payments on) borrowing from banks	(180)	394	(10,752)
Payments for repurchases of common stock	(61,754)	—	—
Other	(122)	(892)	(156)

Net cash (used in) provided by financing activities	(48,375)	18,683	371

Net change in cash and cash equivalents	(37,654)	10,594	136,212
Effect of exchange rate changes on cash and cash equivalents	(5,646)	(3,310)	(1,207)
Cash and cash equivalents, beginning of year	200,651	193,367	58,362

Cash and cash equivalents, end of year	$157,351	$200,651	$193,367

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1–Significant Accounting Policies

Nature of Operations

     We distribute healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets with operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, Ireland, Portugal, Australia and New Zealand. We sell products and services to customers in dental practices and dental laboratories, as well as physician practices, veterinary clinics, government and other institutions.

Principles of Consolidation

     Our consolidated financial statements include the accounts of Henry Schein, Inc. and all of our wholly-owned and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned, are accounted for under the equity method. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year

     We report our operations and cash flows on a 52-53 week basis ending on the last Saturday of December. Each of the three years ended December 27, 2003 consisted of 52 weeks.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1– Significant Accounting Policies– (Continued)

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

Cash and Cash Equivalents

     We consider all highly-liquid debt instruments and other short-term investments with an original maturity of three months or less to be cash equivalents. Book overdrafts representing outstanding checks in excess of funds on deposit, which are primarily related to payments for inventory, were classified as accounts payable. Such amounts were $0 and $27.0 million at December 27, 2003 and December 28, 2002.

Marketable Securities

     Marketable securities are classified as available-for-sale and are recorded at fair value. The fair value of substantially all securities is determined by quoted market prices. Unrealized gains and losses, net of related taxes, are included as a separate component of stockholders’ equity.

Accounts Receivable and Reserves

     The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. The reserve for accounts receivable is comprised of allowance for doubtful accounts and sales returns. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our general allowance, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Direct Shipping and Handling Costs

     Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses. These costs were $25.7 million, $23.2 million and $21.2 million for each of the three years ended December 27, 2003.

Advertising and Promotional Costs

     We generally expense advertising and promotional costs as incurred. Total advertising and promotional expenses were $18.6 million, $13.9 million and $14.3 million for each of the three years ended December 27, 2003.

Inventories

     Inventories consist substantially of finished goods and are valued at the lower of cost or market. Cost is determined primarily by the first-in, first-out (“FIFO”) method.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 1– Significant Accounting Policies– (Continued)

Property and Equipment and Depreciation and Amortization

     Property and equipment are stated at cost. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term. Depreciation is computed primarily using the straight-line method over the following estimated useful lives:

Years
Buildings and improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-8

     Capitalized software costs consist of costs to purchase and develop software. Costs incurred during the application development stage for software bought and further customized by outside vendors for our use and software developed by a vendor for our proprietary use have been capitalized. Costs incurred for our own personnel who are directly associated with software development are also capitalized.

Taxes on Income

     We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. We file a consolidated United States Federal income tax return with our 80% or greater owned United States subsidiaries.

Foreign Currency Translation and Transactions

     The financial position and results of operations of our foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in the accumulated other comprehensive income (loss) account in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 1– Significant Accounting Policies– (Continued)

Risk Management and Derivative Financial Instruments

     We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates. Our objective is to manage the impact that interest rate and foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows. We do not enter into derivative instruments for speculative purposes. Our derivative instruments include interest rate swap agreements related to our long-term fixed rate debt; foreign currency forward and swap contracts related to intercompany loans and certain forecasted transactions with foreign vendors. We consider our net investments in foreign subsidiaries to be both long-term and strategic and consequently do not hedge such investments. Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract.

     Our interest rate swap agreements are designated as fair value hedging instruments. The terms of the interest rate swap agreements are identical to the Senior Notes and consequently qualify for an assumption of no ineffectiveness under the provisions of Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”. Both the interest rate swap agreements and the underlying Senior Notes are marked-to-market through earnings at the end of each period; however, since our interest rate swap agreements are deemed fully effective, these mark-to-market adjustments have no net impact on earnings.

     Our foreign currency forward and exchange contracts are designated as cash flow hedging instruments. These contracts are recorded at fair value on the balance sheet and all changes in fair value are deferred in accumulated other comprehensive income (loss) until the underlying transactions are recognized. Upon recognition, such gains or losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized.

Acquisitions

     The net assets of businesses purchased are recorded at their fair value at the acquisition date and the consolidated financial statements include their operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is recorded as goodwill. Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over future periods. We have not accrued any liabilities that may arise from these transactions since the outcome of the contingencies are not determinable beyond a reasonable doubt.

Goodwill and Other Indefinite-Lived Intangible Assets

     In accordance with FAS No. 141, “Business Combinations”, and No. 142, “Goodwill and Other Intangible Assets”, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 1– Significant Accounting Policies– (Continued)

     Some factors we consider important which could trigger an interim impairment review include the following:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

     If we determine through the impairment review process that goodwill has been impaired, we record an impairment charge in our consolidated statements of income. Based on our 2003 impairment review process, we have not recorded any impairments during the year ended December 27, 2003.

Long-Lived Assets

     Long-lived assets, other than goodwill and other indefinite-lived intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows from the use of such assets. Other definite-lived intangible assets are amortized over their estimated useful lives. Such definite-lived intangible assets primarily consist of non-compete agreements and customer relationships. When an impairment exists, the related assets are written down to fair value. We have not recorded any impairments during the year ended December 27, 2003.

Stock-Based Compensation

     We account for stock option awards under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees”. Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date.

     We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, “Accounting for Stock-Based Compensation”. The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield and weighted-average option life.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

     Note 1– Significant Accounting Policies– (Continued)

     Under the accounting provisions of FAS 123, our net income and net income per common share would have been adjusted to the pro forma amounts indicated in the table below. The following assumptions were used in determining the fair values: weighted-average risk-free interest rates of 3.0%, 4.0% and 4.7% for the years ended December 27, 2003, December 28, 2002 and December 29, 2001, stock price volatility of 45.0%, dividend yield of 0.0% and weighted-average expected option life of five years for each of the three years ended December 27, 2003.

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Net income as reported	$137,510	$117,987	$87,373
Deduct: Total tax affected stock-based compensation expense determined under fair value method	(7,413)	(5,725)	(5,782)

Pro forma net income	$130,097	$112,262	$81,591

Net income per common share, as reported:
Basic	$3.15	$2.71	$2.06

Diluted	$3.06	$2.63	$2.01

Net income per common share, pro forma:
Basic	$2.98	$2.58	$1.93

Diluted	$2.89	$2.50	$1.87

Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per common share is computed similarly to basic, except it reflects, in periods in which they have a dilutive effect, the effect of common shares issuable upon exercise of stock options using the treasury stock method.

Comprehensive Income

     Comprehensive income includes certain gains and losses that, under generally accepted accounting principles, are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains (losses) on hedging activity and marketable securities and a pension adjustment loss in 2003.

New Accounting Pronouncements

     In December 2003, the FASB issued a revision to FAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This statement does not change the measurement or recognition aspects for pensions and other postretirement benefit plans; however, it does revise employers’ disclosures to include more information about the plan assets, obligations to pay benefits and funding obligations. FAS 132, as revised, was effective for our 2003 consolidated financial statements. The adoption of FAS 132 did not have a material effect on our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 1– Significant Accounting Policies– (Continued)

     In May 2003, the FASB issued FAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” FAS No. 150 clarifies the definition of a liability as currently defined in FASB Concepts Statement No. 6, “Elements of Financial Statements,” as well as other planned revisions. This statement requires a financial instrument that embodies an obligation of an issuer to be classified as a liability. In addition, the statement establishes standards for the initial and subsequent measurement of these financial instruments and disclosure requirements. FAS 150 was effective for financial instruments entered into or modified after May 31, 2003. For all instruments entered into or last modified prior to May 31, 2003, FAS 150 was effective at the beginning of our third quarter of 2003. The adoption of FAS 150 did not have a material effect on our financial position or results of operations.

     In April 2003, the FASB issued FAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” FAS No. 149 amends FAS No. 133 for decisions made by the FASB’s Derivatives Implementation Group, other FASB projects dealing with financial instruments, and in response to implementation issues raised in relation to the application of the definition of a derivative. This statement is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of FAS 149 did not have a material effect on our financial position or results of operations.

     In January 2003, the FASB issued Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities” and in December 2003, a revised interpretation was issued (FIN No. 46(R)). In general, a variable interest entity (“VIE”) is a corporation, partnership, trust, or any other legal structure used for business purposes that either does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a VIE to be consolidated by a company if that company is designated as the primary beneficiary. Application of FIN 46 is required in financial statements of public entities that have interest in structures that are commonly referred to as special-purpose entities, or SPEs, for periods ending after December 15, 2003. Application by public entities, other than small business issuers, for all other types of VIEs (i.e. non-SPEs) is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46 did not have a material effect on our financial position or results of operations.

     In December 2002, the FASB issued FAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends FAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, FAS 148 amends the disclosure requirements of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of this standard.

     In November 2002, the FASB reached a consensus regarding EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. The guidance provided by EITF 00-21 is effective for contracts entered into on or after July 1, 2003. The adoption of EITF 00-21 did not have a material effect on our financial position or results of operations.

     In November 2002, the FASB issued FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 1– Significant Accounting Policies– (Continued)

financial statements about its obligations under certain guarantees. FIN 45 also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect on our financial position or results of operations.

     In June 2002, the FASB issued FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”. The principal difference between this Statement and EITF 94-3 relates to the Statement’s requirements for recognition of a liability for a cost associated with an exit or disposal activity. This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas under EITF 94-3, a liability was recognized at the date of an entity’s commitment to an exit plan. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of FAS 146 did not have a material effect on our financial position or results of operations.

     In June 2001, the FASB issued FAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets. In May 2002, the FASB issued FAS No. 145, “Rescission of FASB Statements 4, 44, 64, Amendment to FASB Statement No. 13, and Technical Corrections as of April 2002.” FAS 145 amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 143 and 145 were effective commencing April 1, 2003 and did not have a material effect on our financial position or results of operations.

Note 2––Earnings Per Share

     A reconciliation of shares used in calculating basic and diluted earnings per common share follows:

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Basic	43,708,586	43,489,229	42,366,048
Effect of assumed conversion of stock options	1,279,162	1,382,965	1,179,061

Diluted	44,987,748	44,872,194	43,545,109

     Weighted-average options to purchase 17,177, 30,322 and 1,142,556 shares of common stock at prices ranging from $52.51 to $68.83, $46.80 to $54.00 and $35.50 to $46.00 per share that were outstanding during 2003, 2002 and 2001 were excluded from the computation of diluted earnings per common share. In each of these periods, the options’ exercise prices exceeded the average market price of our common stock.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 3––Investments in Marketable Securities

     Investments in available-for-sale securities as of December 27, 2003 were as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Debt Securities recorded at market, maturing within one year
Municipal securities	$3,012	$—	$—	$3,012

Total short-term	$3,012	$—	$—	$3,012

Debt Securities recorded at market, maturing between one and three years
U.S. government and agency securities	10,505	1	(22)	10,484
Municipal securities	1,000	—	—	1,000

Total long-term	11,505	1	(22)	11,484

Total investments in marketable securities	$14,517	$1	$(22)	$14,496

     Investments in available-for-sale securities as of December 28, 2002 were as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Debt Securities recorded at market, maturing within one year
U.S. government and agency securities	$7,517	$68	$—	$7,585
Municipal securities	14,512	4	—	14,516
Corporate notes and bonds	9,106	2	—	9,108

Total short-term	31,135	74	—	31,209

Debt Securities recorded at market, maturing between one and two years
U.S. government and agency securities	15,911	64	—	15,975
Municipal securities	1,000	—	—	1,000
Corporate notes and bonds	7,000	1	—	7,001

Total long-term	23,911	65	—	23,976

Total investments in marketable securities	$55,046	$139	$—	$55,185

     We determine cost of investments on the specific identification basis. Proceeds from sales of available-for-sale securities were $40.6 million in 2003 and $0 in 2002. Gross realized gains were $114 and gross realized losses were $26 in 2003. There was no gains or losses on the sales of securities in 2002. The securities held on December 27, 2003 had contractual maturities of up to three years. The securities held on December 28, 2002 had contractual maturities of up to two years. Expected maturities of debt securities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalty.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 4––Property and Equipment, Net

     Property and equipment consisted of the following:

	December 27,	December 28,
	2003	2002
Land	$7,754	$7,061
Buildings and leasehold improvements	64,410	62,724
Machinery and warehouse equipment	34,148	27,165
Furniture, fixtures and other	30,176	25,737
Computer equipment and software	150,193	121,364

	286,681	244,051
Less accumulated depreciation and amortization	(132,476)	(101,519)

Property and equipment, net	$154,205	$142,532

     The net book value of equipment held under capital leases amounted to approximately $2.3 million and $930 as of December 27, 2003 and December 28, 2002. Depreciation expense for 2003, 2002 and 2001 was $33.6 million, $27.2 million and $22.6 million.

Note 5––Goodwill and Other Intangibles, Net

     The changes in the carrying amount of goodwill for the year ended December 27, 2003 were as follows:

	Distribution	Technology	Total
Balance as of December 28, 2002	$302,352	$335	$302,687
Adjustments to goodwill:
Acquisitions	80,480	1,550	82,030
Divestiture	(2,358)	—	(2,358)
Foreign currency translation	17,621	—	17,621
Other	(1,092)	—	(1,092)

Balance as of December 27, 2003	$397,003	$1,885	$398,888

     The acquisition costs incurred during the year ended December 27, 2003 related to eight acquisitions, contingent earnout payments relating to acquisitions made in prior years and increased ownership interests in consolidated subsidiaries.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 5––Goodwill and Other Intangibles, Net – (Continued)

     With the adoption of FAS 142, we ceased amortization of goodwill as of December 30, 2001. The following table presents our results for all periods presented on a comparable basis applying the effects of the adoption of FAS 142 to the year ended December 29, 2001:

	Years Ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Net income	$137,510	$117,987	$87,373
Add back goodwill amortization, net of tax	—	—	7,296

Adjusted net income	$137,510	$117,987	$94,669

Diluted net income per common share:
Net income	$3.06	$2.63	$2.01
Add back goodwill amortization, net of tax	—	—	0.17

Adjusted diluted net income per common share	$3.06	$2.63	$2.18

     Other intangible assets consisted of the following:

	December 27, 2003		December 28, 2002 (1)
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Non-compete agreements	$18,869	$(5,021)	$10,826	$(3,549)
Trademarks and trade names	12,494	—	71	—
Customer relationships	11,547	(1,074)	—	—
Other	3,316	(2,580)	897	(584)

Total	$46,226	$(8,675)	$11,794	$(4,133)

(1) Reclassified to conform to current year presentation

     Trademarks and trade names and customer relationships were primarily related to acquisitions made during the year ended December 27, 2003. Trademarks and trade names are deemed indefinite-lived intangible assets and are not amortized. Customer relationships are definite-lived intangible assets which are amortized on a straight-line basis over a weighted-average period of 5.3 years as of December 27, 2003.

     Amortization of definite-lived intangible assets for the years ended December 27, 2003, December 28, 2002 and December 29, 2001 was $3.2 million, $1.1 million and $1.3 million. The annual amortization expense expected for the years 2004 through 2008 is $4.6 million, $3.5 million, $2.6 million, $1.9 million and $1.4 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 6––Investments and Other

     Investments and other consisted of the following:

	December 27,	December 28,
	2003	2002
Long-term note receivables (1)	$35,434	$39,566
Investments in long-term marketable securities	11,484	23,976
Deposit on long-term inventory purchase agreement	6,899	—
Investment in unconsolidated affiliates	5,538	4,728
Non-current deferred income tax asset	4,200	—
Other	8,687	9,373

	$72,242	$77,643

(1)	Long-term note receivables carry interest rates ranging from 2.6% to 12.0% and are due in varying installments through 2020. Long-term note receivables include notes arising from the sale of certain businesses in prior years of approximately $19.7 million in 2003 and $22.5 million in 2002.

Note 7––Business Acquisitions and Divestiture

     On January 8, 2004, we entered into agreements to purchase demedis GmbH (“demedis”), a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries, and Euro Dental Holding GmbH (“EDH”), which includes KRUGG S.p.A., Italy’s leading distributor of dental consumable products and DentalMV GmbH (otherwise know as Muller & Weygandt), one of Europe’s leading direct marketing distributors of dental consumable products. Thirty-five million euros of the purchase price of approximately 255 million euros was paid on January 20, 2004. The remainder of the purchase price of approximately 220 million euros is payable in cash and due at closing.

     During the year ended December 27, 2003, we acquired eight healthcare distribution businesses, which were not considered material on either an individual or aggregate basis. On May 28, 2003, we acquired all of the outstanding common stock of Hager Dental GmbH, a dental distributor of consumable supplies and equipment located in Germany. On June 2, 2003, we acquired the assets of Colonial Surgical Supply, Inc., a United States dental distributor of consumable supplies, primarily examination gloves. On November 17, 2003 we acquired Damer & Cartwright Pharmaceutical, Inc. and American Medical Services, Inc., specialty pharmaceutical distributors in the United States.

     The 2002 reported net sales were over $50.0 million for Hager Dental, over $40.0 million for Colonial Surgical and over $100.0 million for Damer & Cartwright and American Medical Services. The acquisitions were accounted for under the purchase method of accounting and have been included in our consolidated financial statements from their respective acquisition dates.

     On August 29, 2003, we sold PMA Bode GmbH, an x-ray film distribution business located in Germany, which was a component of our healthcare distribution business segment. PMA Bode generated annual net sales of approximately $31.0 million. The loss recorded on the sale of PMA Bode was approximately $2.0 million (net of $54 tax benefit) and is presented separately as a loss on sale of discontinued operation in our statements of income. Due to immateriality, we have not reflected the operating results of PMA Bode separately as a discontinued operation for any of the periods presented.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 7––Business Acquisitions and Divestiture – (Continued)

     During the year ended December 28, 2002, we purchased additional interests in three consolidated subsidiaries in Europe. These purchases were not considered material either individually or in the aggregate.

     During the year ended December 29, 2001, we completed the acquisition of two healthcare distribution businesses, which included the purchase of the remaining 50% interest of an affiliate. Neither of these purchases was considered material either individually or in the aggregate. The two transactions were accounted for under the purchase method of accounting and have been included in the consolidated financial statements from their respective acquisition dates.

Note 8––Debt

Bank Credit Lines

     We have a Revolving Credit Facility of $200.0 million that is a committed line scheduled to terminate in May 2006. The interest rate is based on LIBOR, or prime, as defined in the agreement, which were 1.1% and 4.0% at December 27, 2003. The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to annual dividends in excess of $25.0 million, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, certain changes in ownership and employee and shareholder loans. There were no borrowings under this credit facility as of December 27, 2003.

     As of December 27, 2003, certain of our subsidiaries had available various short-term bank credit lines totaling approximately $32.6 million expiring through October 2004. Borrowings of $6.1 million under these credit lines, bear interest at rates ranging from 2.8% to 6.5%, and were collateralized by accounts receivable, inventory and property and equipment with an aggregate net book value of $73.9 million at December 27, 2003.

     In connection with our pending acquisition of demedis and EDH for approximately 255 million euros, as discussed in Note 7, we will be paying approximately 220 million euros at closing. The remaining purchase price will be paid from existing cash resources and/or the proceeds of (i) a bridge loan and/or (ii) the issuance or sale in a public or private placement of equity interests or notes, debentures or other debt securities (or another debt financing) with a maturity in excess of one year (in any case, a “Permanent Financing”). We have obtained commitments for a $150.0 million bridge loan facility scheduled to mature on the six-month anniversary of the closing of the acquisition. The bridge loan will be unsecured, and will bear interest, at our option, at LIBOR plus 0.925% or the prime rate. We intend to refinance the bridge loan by means of a Permanent Financing or, if a Permanent Financing can be arranged prior to the consummation of the Acquisition, we will pay the purchase price with the proceeds of such Permanent Financing. The acquisition is subject to standard closing conditions and regulatory approvals and is expected to close mid-year 2004.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 8––Debt – (Continued)

Long-term debt

     Long-term debt consisted of the following:

	As of	As of
	December 27,	December 28,
	2003	2002
Senior Notes	$230,741	$230,000
Notes payable to banks, interest rates ranging from 3.9 % to 9.0%, payable in quarterly installments ranging from $5 to $102 through 2019	12,494	11,667
Various uncollateralized loans payable with interest, in varying installments through 2006	4,780	1,509
Capital lease obligations (see Note 13)	2,338	2,047

Total	250,353	245,223
Less current maturities	(3,253)	(2,662)

Total long-term debt	$247,100	$242,561

     As of December 27, 2003, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 2004 - $3.3 million; 2005 - $3.3 million; 2006 - $22.0 million; 2007 - $21.9 million; 2008 - $20.8 million.

     In prior years, we completed private placement transactions under which we issued $130.0 million and $100.0 million in Senior Notes. The $130.0 million notes mature on June 30, 2009 and bear interest at a rate of 6.94% per annum. Principal payments on the $100.0 million notes totaling $20.0 million annually are due starting September 25, 2006 and bear interest at a rate of 6.66% per annum. Interest on both notes is payable semi-annually.

     During the year ended December 27, 2003, we entered into interest rate swap agreements relating to our $230.0 million Senior Notes to exchange our fixed interest rates for variable interest rates. The weighted-average variable interest rate was 4.25% as of December 27, 2003. This variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates of the Senior Notes.

     The agreement governing our Senior Notes provides, among other things, that we will maintain on a consolidated basis, certain leverage and priority debt ratios and a minimum net worth. The agreement also contains restrictions relating to transactions with affiliates, annual dividends, mergers and acquisitions and liens.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 9––Taxes on Income

     Taxes on income are based on income before taxes on income, minority interest, equity in earnings of affiliates and loss on sale of a discontinued operation were as follows:

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Domestic	$214,283	$186,134	$140,675
Foreign	11,493	4,295	(324)

Total	$225,776	$190,429	$140,351

     The provision (benefit) for taxes on income from continuing operations was as follows:

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Current tax expense:
U.S. Federal	$61,383	$59,254	$46,225
State and local	10,680	9,223	3,806
Foreign	6,791	1,807	1,607

Total current	78,854	70,284	51,638

Deferred tax expense (benefit):
U.S. Federal	7,088	(1,196)	(162)
State and local	1,141	(151)	234
Foreign	(2,705)	1,573	220

Total deferred	5,524	226	292

Total provision	$84,378	$70,510	$51,930

     The tax effects of temporary differences that give rise to our deferred tax asset (liability) were as follows:

	December 27,	December 28,
	2003	2002
Current deferred tax assets:
Inventory, premium coupon redemptions and accounts receivable valuation allowances	$17,021	$18,991
Uniform capitalization adjustments to inventories	4,365	3,473
Other accrued liabilities	9,173	7,455

Total current deferred tax asset	30,559	29,919

Non-current deferred tax asset (liability):
Property and equipment	(18,980)	(14,590)
Provision for other long-term liabilities	(26,593)	(17,723)
Net operating loss carryforward	1,981	1,318
Net operating losses of foreign subsidiaries	15,552	11,221

Total non-current deferred tax liability	(28,040)	(19,774)
Valuation allowance for non-current deferred tax assets (1)	(698)	(1,842)

Net non-current deferred tax liability	(28,738)	(21,616)

Net deferred tax asset	$1,821	$8,303

(1)	Primarily relates to operating losses of foreign subsidiaries.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 9––Taxes on Income––(Continued)

     The net deferred tax asset is realizable as we have sufficient taxable income in prior years to realize the tax benefit for deductible temporary differences. The non-current deferred tax liability is included in “Other liabilities” on the accompanying consolidated balance sheets.

     As of December 27, 2003, we have domestic unconsolidated net operating loss carry forwards of $5.0 million, which are available to offset future federal taxable income through 2023. Foreign net operating losses totaled $43.5 million as of December 27, 2003. Such losses can be utilized against future foreign income and have an indefinite life.

     The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Income tax provision at federal statutory rate	$79,020	$66,652	$49,122
State income taxes, net of federal income tax effect	7,684	5,897	2,626
Change in valuation reserve and other	(2,326)	(2,039)	182

Total income tax provision	$84,378	$70,510	$51,930

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, we believe that foreign tax credits would substantially offset any U.S. tax liabilities. As of December 27, 2003, the cumulative amount of reinvested earnings was approximately $9.8 million.

Note 10––Financial Instruments and Concentrations of Credit Risk

Financial Instruments

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash equivalents, trade receivables and short-term investments – Due to the short-term maturity of such instruments, the carrying amounts are a reasonable estimate of fair value.

     Long-term investments and notes receivable – The fair value of long-term marketable securities are estimated based on quoted market prices for those investments. Such instruments are carried at fair value on the balance sheet. For investments in unconsolidated affiliates and notes receivable there are no quoted market prices available; however, we believe the carrying amounts are a reasonable estimate of fair value.

     Long-term debt – The fair value of our long-term debt is estimated based on the quoted market prices for similar issues. The fair value of our long-term debt as of December 27, 2003 and December 28, 2002 was estimated at $250.4 million and $245.2 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 10––Financial Instruments and Concentrations of Credit Risk – (Continued)

     Derivative instruments – The fair value of foreign currency forward contracts and interest rate swap agreements are estimated by obtaining quotes from brokers. Such instruments are carried at fair value on the balance sheet. The fair value of our foreign currency forward contracts as of December 27, 2003 and December 28, 2002 were estimated at $114.9 million and $78.0 million which approximated contract value. The fair value of our interest rate swap agreements as of December 27, 2003 were estimated at $1.6 million. The fair value of interest rate swap agreements are the estimated amounts we would pay or receive to terminate the agreements at the reporting date, taking into account current interest rates, market expectations for future interest rates and our current creditworthiness.

Concentrations of Credit Risk

     Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of cash equivalents, trade receivables, short-term investments, long-term investments, notes receivable and derivative instruments. In all cases, our maximum exposure to loss from credit risk equals the gross fair value of the financial instruments. We continuously assess the need for reserves for such losses, which have historically been within our expectations. We do not require collateral or other security to support financial instruments subject to credit risk, except for long-term notes receivable.

     With respect to our cash equivalents, short-term and long-term investments and derivative instruments, our credit risk is limited due to our counter-parties being high-credit quality financial institutions. As a risk management policy, we limit the amount of credit exposure by utilizing numerous different counter-parties.

     With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas. We do have some concentrations of credit risk associated with our sales to hospitals; however, such credit risks are somewhat mitigated by our method of monitoring credit-worthiness and collectability of larger accounts on a customer-by-customer basis. No single customer accounted for more than 1.3% of our net sales in 2003.

     Our long-term note receivables represent strategic financing arrangements with certain industry affiliates and amounts owed to us from sales of certain businesses. Generally, these notes are secured by certain assets of the counter-party; however, in most cases our security is subordinate to other commercial financial institutions. While we have exposure to credit loss in the event of non-performance by these counter-parties, we conduct ongoing assessments of their financial and operational performance.

Note 11––Segment and Geographic Data

     Our reportable segments are strategic business units that offer different products and services to the same customer base. We conduct our business through two segments: healthcare distribution and technology.

     Our healthcare distribution segment, which is comprised of our dental, medical (including veterinary) and international business groups, distributes healthcare products (primarily consumable) and services primarily to office-based healthcare practitioners and professionals in the United States, Canada and

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 11––Segment and Geographic Data – (Continued)

international markets. Products, which are similar for each business group, are maintained and distributed from strategically located distribution centers.

     Our technology segment consists primarily of our practice management software business and certain other value-added products and services that are distributed primarily to healthcare professionals in the United States and Canada. Most of the technology business, including members of its management, was acquired as a unit.

     The following tables summarize information by business segment:

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Net Sales:
Healthcare distribution (1):
Dental (2)	$1,364,812	$1,227,273	$1,121,394
Medical (3)	1,338,084	1,093,956	982,569
International (4)	576,628	437,046	398,071

Total healthcare distribution	3,279,524	2,758,275	2,502,034
Technology (5)	74,281	66,726	56,209

Total	$3,353,805	$2,825,001	$2,558,243

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ Medical and Veterinary markets.

(4)	Consists of products sold in Dental, Medical and Veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare professionals in the United States and Canada.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 11––Segment and Geographic Data – (Continued)

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001 (1)
Operating Income:
Healthcare distribution	$205,029	$170,987	$128,337
Technology	28,690	26,016	19,413

Total	$233,719	$197,003	$147,750

Interest Income:
Healthcare distribution	$8,662	$10,354	$9,565
Technology	5,231	4,022	2,494

Total	$13,893	$14,376	$12,059

Interest Expense:
Healthcare distribution	$18,311	$18,012	$18,814
Technology	5,147	3,878	491

Total	$23,458	$21,890	$19,305

Depreciation and Amortization:
Healthcare distribution	$34,067	$25,978	$34,412
Technology	2,776	2,294	1,230

Total	$36,843	$28,272	$35,642

Capital Expenditures:
Healthcare distribution	$37,485	$46,641	$45,428
Technology	1,493	902	699

Total	$38,978	$47,543	$46,127

	December 27,	December 28,	December 29,
	2003	2002	2001 (1)
Total Assets:
Healthcare distribution	$1,798,857	$1,533,529	$1,369,241
Technology	134,615	106,319	75,030

Total	$1,933,472	$1,639,848	$1,444,271

(1) Reclassified to conform to current year presentation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 11––Segment and Geographic Data––(Continued)

     The following table reconciles segment totals to consolidated totals as of and for the years ended December 27, 2003, December 28, 2002 and December 29, 2001:

	2003	2002	2001 (1)
Total Assets:
Total assets for reportable segments	$1,933,472	$1,639,848	$1,444,271
Receivables due from healthcare distribution segment	(113,629)	(80,855)	(57,685)
Receivables due from technology segment	(473)	(941)	(1,158)

Consolidated assets	$1,819,370	$1,558,052	$1,385,428

Interest Income:
Total interest income for reportable segments	$13,893	$14,376	$12,059
Interest on receivables due from healthcare distribution segment	(5,147)	(3,878)	(1,737)
Interest on receivables due from technology segment	—	(52)	(244)

Consolidated interest income	$8,746	$10,446	$10,078

Interest Expense:
Total interest expense for reportable segments	$23,458	$21,890	$19,305
Interest on payables due to healthcare distribution segment	—	(52)	(244)
Interest on payables due to technology segment	(5,147)	(3,878)	(1,737)

Consolidated interest expense	$18,311	$17,960	$17,324

(1) Reclassified to conform to current year presentation.

     The following table presents information about us by geographic area as of, and for the three years ended December 27, 2003. Net sales by geographic area are based on the respective locations of our subsidiaries. No individual country, except for the United States, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of United States export sales.

	2003		2002 (1)		2001 (1)
		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$2,708,195	$403,629	$2,333,347	$318,323	$2,114,623	$292,281
Foreign	645,610	187,015	491,654	134,557	443,620	113,703

Consolidated Total	$3,353,805	$590,644	$2,825,001	$452,880	$2,558,243	$405,984

(1) Reclassified to conform to current year presentation.

     Our subsidiary located in Germany had long-lived assets of $119.0 million, $85.2 million and $71.8 million as of December 27, 2003, December 28, 2002 and December 29, 2001.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 12––Stockholders’ Equity

(a) Common Stock Purchase Rights

     On November 30, 1998, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”), and declared a dividend under the Rights Plan of one common stock purchase right (a “Right”) on each outstanding share of our common stock. Until the occurrence of certain events, each share of common stock that is issued will also have attached to it a Right. The Rights provide, in substance, that should any person or group acquire 15% or more of our outstanding common stock after the date of adoption of the Rights Plan, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a certain number of shares of common stock for 50% of the then-current market value of the common stock. Unless a 15% acquisition has occurred, we may redeem the Rights at any time prior to the termination date of the Rights Plan. This Right to purchase the common stock at a discount will not be triggered by a person’s or group’s acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the stockholders’ best interests. In addition, the Right will not be triggered by the positions of existing shareholders.

     Certain business combinations involving an acquiring person or its affiliates will trigger an additional feature of the Rights. Each Right, other than Rights held by the acquiring person or group, will entitle its holder to purchase a certain number of shares of common stock of the acquiring person at a price equal to 50% of the market value of such shares at the time of exercise. Initially, the Rights will be attached to, and trade with, the certificates representing our outstanding shares of common stock and no separate certificates representing the Rights will be distributed. The Rights will become exercisable only if a person or group acquires, or commences a tender or exchange offer for, 15% or more of our common stock.

     The Board of Directors may, at its option, redeem all but not less than all of the then outstanding Rights at a redemption price of $0.01 per Right at any time prior to the earlier of (a) any person or group acquiring 15% or more of our common stock or (b) the final expiration date of November 30, 2008.

(b) Stock Options

     We established the 1994 Stock Option Plan (the “Plan”) for the benefit of certain employees. As amended in June 2003, pursuant to this plan we may issue up to approximately 8,579,635 shares of our common stock. The Plan provides for two classes of options: Class A options and Class B options. A maximum of 237,897 shares of common stock may be covered by Class A options. Both incentive and non-qualified stock options may be issued under the Plan.

     In 1995, Class A options to acquire 237,897 common shares were issued to certain executive management at an exercise price of $4.21 per share, substantially all of which became exercisable upon the closing of our initial public offering which was on November 3, 1995. The exercise price of all Class B options issued has been equal to the market price on the date of grant, and accordingly, no compensation cost has been recognized. Substantially all Class B options vest evenly over three years from the date of grant; however shares exercised in the second and third year after the date of grant may not be sold until the third anniversary of the date of grant. Class B options expire on the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 12—Stockholders’ Equity—(Continued)

     On May 8, 1996, our stockholders approved the 1996 Non-Employee Director Stock Option Plan. As amended in June 2003, pursuant to this plan we may grant options to each director who is not also an officer or employee, for up to 200,000 shares of our common stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During 2003, 2002 and 2001, 50,000, 40,000 and 12,000 options, were granted to certain non-employee directors at exercise prices equal to the market price on the date of grant.

     Additionally, in 1997 as a result of our acquisition of Sullivan Dental Products, Inc. and Micro Bio-Medics, Inc., we assumed their respective stock option plans (the “Assumed Plans”). Options granted under the Assumed Plans of 1,218,000 and 1,117,000, which are convertible into our common stock, are exercisable for up to ten years from the date of grant at prices not less than the fair market value of the respective acquirees’ common stock at the date of grant.

     A summary of the status of our stock option plans, including the Assumed Plans, is presented below:

	Years ended
	December 27,		December 28,		December 29,
	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,281,425	$29.20	4,646,271	$26.04	4,650,722	$24.59
Granted	1,096,050	40.30	1,017,850	41.37	883,600	28.73
Exercised	(1,078,075)	20.73	(1,271,528)	26.69	(736,923)	19.21
Forfeited	(65,694)	33.48	(111,168)	37.56	(151,128)	30.26

Outstanding at end of year	4,233,706	$34.16	4,281,425	$29.20	4,646,271	$26.04

Options exercisable at end of year	2,995,383	$31.55	3,183,593	$26.44	3,722,164	$26.53

     The following table summarizes information about stock options outstanding at December 27, 2003:

			Options Outstanding			Options Exercisable
				Weighted Average
				Remaining	Weighted		Weighted
			Number	Contractual Life	Average Exercise	Number	Average Exercise
			Outstanding	in Years	Price	Exercisable	Price
Range of Exercise Prices
$4.21	to	$19.76	429,940	4.7	$13.80	429,940	$13.80
20.16	to	30.06	1,068,491	6.5	27.30	1,020,961	27.24
31.13	to	45.59	2,610,075	7.6	39.32	1,507,526	39.10
45.96	to	68.83	125,200	9.1	55.11	36,956	49.57

			4,233,706	7.1	34.16	2,995,383	31.55

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 12––Stockholders’ Equity—(Continued)

(c) Employee Benefit Plans

401(k) Plan

     We offer qualified, fully-funded 401(k) plans to substantially all our domestic full-time employees. As determined by our Board of Directors, matching contributions to these plans are equal to 100% of the participants’ contributions up to 7% of their base compensation. Matching contributions include both cash and our common stock. Forfeitures attributable to participants whose employment terminates prior to becoming fully vested are used to reduce our matching contributions.

     Assets of the 401(k) plans are held in self-directed accounts enabling participants to choose from various investment fund options. Matching contributions to these plans charged to operations during 2003, 2002 and 2001 amounted to $7.6 million, $5.3 million and $4.1 million.

Supplemental Executive Retirement Plan

     We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees. This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit. Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan. The increases in plan value that were charged to operations during 2003, 2002 and 2001 amounted to $839, $707 and $426.

Note 13––Commitments and Contingencies

Operating Leases

     We lease facilities and equipment under non-cancelable operating leases expiring through 2016. We expect that in the normal course of business, leases will be renewed or replaced by other leases.

     Future minimum annual rental payments under our non-cancelable operating leases as of December 27, 2003 were:

2004	$22,286
2005	20,027
2006	15,321
2007	11,770
2008	8,955
Thereafter	24,419

Total minimum operating lease payments	$102,778

     Total rental expense for 2003, 2002 and 2001 was $26.9 million, $25.8 million, and $26.1 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 13––Commitments and Contingencies – (Continued)

Capital Leases

     We lease certain equipment under capital leases. Future minimum annual lease payments under our capital leases together with the present value of the net minimum lease payments as of December 27, 2003 were:

2004	$718
2005	864
2006	273
2007	245
2008	206
Thereafter	411

Total minimum capital lease payments	2,717
Less: Amount representing interest at 5.0% to 11.3%	(379)

Total minimum capital lease payments	$2,338

Purchase Commitments

     In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution. Future minimum annual payments for inventory purchase commitments as of December 27, 2003 were:

2004	$149,891
2005	128,495
2006	945
2007	—
2008	—
Thereafter	—

Total minimum inventory purchase commitment payments	$279,331

Litigation

     Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. As a business practice, we generally obtain product indemnification from our suppliers for manufactured products.

     We have various insurance policies, including product liability insurance, covering risks and in amounts we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters, including those described below, are covered by insurance or will not otherwise seriously harm our financial condition.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 13––Commitments and Contingencies – (Continued)

Product Liability Claims

     As of December 27, 2003, we were a defendant in approximately 16 product liability cases. Of these cases, 11 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in each case in which we are a defendant.

     As of December 27, 2003, we had accrued our best estimate of potential losses relating to product liability claims for which we were able to determine a reasonable estimated loss. This accrued amount was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including potential recoveries from third parties.

Texas Class Action

     On January 27, 1998, in District Court in Travis County, Texas, we and one of our subsidiaries were named as defendants in a matter entitled “Shelly E. Stromboe and Jeanne Taylor, on Behalf of Themselves and all others Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc.”, Case No. 98-00886. The petition alleges, among other things, negligence, breach of contract, fraud, and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental® name.

     In October 1999, the trial court, on motion, certified both a Windows® sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that approximately 5,000 Windows® customers and approximately 10,000 DOS customers were covered by the class action that was certified by the trial court. In November of 1999, we filed an interlocutory appeal of the trial court’s determination to the Texas Court of Appeals on the issue of whether this case was properly certified as a class action. On September 14, 2000, the Court of Appeals affirmed the trial court’s certification order. On January 5, 2001, we filed a Petition for Review in the Texas Supreme Court asking the Court to find that it had “conflicts jurisdiction” to permit review of the trial court’s certification order. The Texas Supreme Court heard oral argument on February 6, 2002. On October 31, 2002, the Texas Supreme Court issued an opinion in the case holding that it had conflicts jurisdiction to review the decision of the Court of Appeals and the finding that the trial court’s certification of the case as a class action was improper. The Texas Supreme Court further held that the judgment of the Court of Appeals, which affirmed the class certification order, must be reversed in its entirety. Upon reversal of the class certification order, the Texas Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion.

     On January 31, 2003, counsel for the class filed a Motion for Rehearing with the Texas Supreme Court seeking a reversal of the Supreme Court’s earlier opinion reversing the class certification order. On May 8, 2003, the Texas Supreme Court denied the Motion for Rehearing, letting stand its opinion dated October 31, 2002, which decertified both sub-classes in their entirety. On August 29, 2003, class counsel filed amended papers seeking certification of an amended Windows® class and an amended DOS class. The only claim asserted for class certification by the Windows® class was for the alleged breach of the implied warranty of merchantability. The only claim asserted for class certification by the DOS class

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 13––Commitments and Contingencies – (Continued)

were claims for alleged violations of the Texas Unsolicited Goods Statute and the Federal Unordered Merchandise Act. Defendants filed motions for partial summary judgment as to the claims asserted on behalf of the Windows® Class and the DOS Class. A hearing on Defendants’ Motions for Partial Summary Judgment and Plaintiffs’ Amended Motion to Certify a Class was held on November 18-20, 2003. By Order dated December 10, 2003, the trial court (1) denied Defendants’ Motion for Partial Summary Judgment on the Windows® Class claims; (2) granted Defendants’ Motion for Partial Summary Judgment on the DOS Class claims. By granting summary judgment on the claims asserted on behalf of the DOS class, the DOS motion for class certification became moot because certain class claims asserted by the named class representatives for the DOS class were found to be without merit. By Order dated January 13, 2004, the trial court denied the amended motion for class certification filed by the Windows® Class in its entirety. The deadline for the Windows® Class to file an interlocutory appeal of the denial of the amended motion for class certification was February 2, 2004. No appeal was filed on or before that date. As a result of the favorable rulings obtained in the trial court, only certain individual claims asserted on behalf of the named plaintiffs remain pending in this case.

Purported Class Action in New Jersey

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled “West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor”, Case No. MRS-L-421-02. The plaintiffs’ complaint purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiffs seek to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion and promissory estoppel relating to sales of a vaccine product in the year 2001. We filed an answer in October 2002. Because the plaintiffs have not specified damages, it is not possible to determine the range of damages or other relief sought by the plaintiffs. We intend to vigorously defend ourselves against this claim, as well as all other claims, suits and complaints.

Employment, Consulting and Non-Compete Agreements

     We have employment, consulting and non-compete agreements expiring through 2007, except for a lifetime consulting agreement with a former principal stockholder, which provides for current compensation of $308 per year, increasing $25 every fifth year with the next increase in 2007. The agreements provide for varying base aggregate annual payments of approximately $2.5 million, which decrease periodically to approximately $344. In addition, some agreements have provisions for incentive and additional compensation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 14––Supplemental Cash Flow Information

     Cash paid for interest and income taxes was:

	Years ended
	December 27,	December 28,	December 29,
	2003	2002	2001
Interest	$16,595	$17,217	$17,541
Income taxes	58,405	63,196	37,222

     During the year ended December 27, 2003, as part of $155.0 million in acquisitions, we assumed $36.8 million in liabilities resulting in net cash payments of $118.2 million. During the year ended December 28, 2002, we had no significant non-cash investing or financing activities. During the year ended December 29, 2001, as part of a $10.1 million acquisition, we assumed $1.5 million in liabilities resulting in a net cash payment of $8.6 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 15––Quarterly Information (Unaudited)

     The following presents certain quarterly financial data:

	Quarters ended
	March 29,	June 28,	September 27,	December 27,
	2003	2003	2003	2003
Net sales	$737,997	$776,166	$892,718	$946,924
Gross profit	201,417	220,529	251,500	253,748
Operating income (2)	42,205	56,030	76,400	59,084
Net income from continuing operations (1) (2)	24,766	32,855	46,359	35,542
Net income (1) (2)	24,766	32,855	44,347	35,542
Net income from continuing operations per common share:
Basic	$0.56	$0.76	$1.06	$0.81
Diluted (4)	0.55	0.74	1.03	0.79

	Quarters ended
	March 30,	June 29,	September 28,	December 28,
	2002	2002	2002	2002
Net sales	$647,093	$671,432	$759,073	$747,403
Gross profit	178,390	192,396	216,472	207,646
Operating income (3)	35,198	46,989	64,285	50,531
Net income (3)	19,730	28,066	39,228	30,963
Net income per common share:
Basic	$0.46	$0.65	$0.90	$0.70
Diluted (4)	0.45	0.63	0.87	0.69

(1)	During the third quarter of 2003, we recognized a $2.0 million loss, net of tax, from the sale of a discontinued operation (see Note 7). The effect of this loss on discontinued operation was $(0.04) on basic and diluted earnings per share for the third quarter of 2003.

(2)	In the first quarter of 2003, we recorded a $726 pre-tax ($454 after-tax) gain related to a real estate transaction. This gain was included in the “Other, net” line on the consolidated statements of income.

(3)	In the third quarter of 2002, we recorded a $1.4 million pre-tax ($890 after-tax) gain related to a real estate transaction. This gain was included in the “Other, net” line on the consolidated statements of income. In addition, in the fourth quarter of 2002, we recorded a net credit of $734 related to a reversal of previously accrued merger, integration and restructuring costs.

(4)	Diluted earnings per share calculations for each quarter include the effect of dilutive stock options, which are added to the quarter’s weighted-average number of common shares outstanding for each period. As a result of this dilutive adjustment, as well as changes in the number of common shares outstanding from quarter to quarter, the sum of the quarters does not equal the full year diluted earnings per common share amount.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(In thousands, except share and per share data)

Note 15––Quarterly Information (Unaudited) – (Continued)

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

     Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of sales, special promotional campaigns, fluctuations in exchange rates and adverse weather conditions.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

     None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.

Changes in Internal Control over Financial Reporting

     There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Information required by this item regarding our directors and executive officers is hereby incorporated by reference to the Section “Election of Directors” from our definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A, with respect to directors, and to the Section “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

     Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive 2003 Proxy Statement.

ITEM 10A. Code of Business Conduct and Ethics

     We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. Our Code of Business Conduct and Ethics is posted on our website, www.henryschein.com, under the “Corporate Information—Corporate Governance” caption. We intend to disclose on our website any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer or Controller.

ITEM 11. Executive Compensation

     The information required by this item is hereby incorporated by reference to the Section entitled “Compensation of Executive Officers” from our definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this item is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” from our definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

     The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” from our definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14. Principal Accountant Fees and Services

     The information required by this item is hereby incorporated by reference to the Sections entitled “Audit Fees,” “Financial Information Systems Design and Implementation Fees” and “All Other Fees” from our definitive 2003 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	1.	Financial Statements Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 41.

	2.	Financial Statement Schedules Schedule II No other schedules are required.

	3.	Exhibits The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

(b)		Reports on Form 8-K None.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 9, 2004.

Henry Schein, Inc.

By: /s/ STANLEY M. BERGMAN Stanley M. Bergman Chairman, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer, President	March 9, 2004
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial Officer	March 9, 2004
Steven Paladino	and Director (principal financial and accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	March 9, 2004
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	March 9, 2004
Gerald A. Bejamin

/s/ MARK E. MLOTEK	Director	March 9, 2004
Mark E. Mlotek

/s/ BARRY ALPERIN	Director	March 9, 2004
Barry Alperin

/s/ MARGARET A. HAMBURG, MD	Director	March 9, 2004
Margaret A. Hamburg, MD

/s/ PAMELA JOSEPH	Director	March 9, 2004
Pamela Joseph

/s/ DONALD J. KABAT	Director	March 9, 2004
Donald J. Kabat

/s/ PHILIP LASKAWY	Director	March 9, 2004
Philip Laskawy

/s/ NORMAN S. MATTHEWS	Director	March 9, 2004
Norman S. Matthews

/s/ MARVIN H. SCHEIN	Director	March 9, 2004
Marvin H. Schein

/s/ IRVING SHAFRAN	Director	March 9, 2004
Irving Shafran

/s/ LOUIS W. SULLIVAN, MD	Director	March 9, 2004
Louis W. Sullivan, MD

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated February 24, 2004 relating to the consolidated financial statements of Henry Schein, Inc., which is contained in ITEM 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

February 24, 2004
New York, New York

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to
	beginning of	statement of	other		Balance at
Description	period	income	accounts (1)	Deductions	end of period
Year ended December 29, 2001:
Allowance for doubtful accounts, sales returns and other	$27,556	$8,850	$—	$(4,477)	$31,929
Year ended December 28, 2002:
Allowance for doubtful accounts, sales returns and other	$31,929	$8,962	$—	$(4,691)	$36,200
Year ended December 27, 2003:
Allowance for doubtful accounts, sales returns and other	$36,200	$6,548	$1,130	$(675)	$43,203

(1) This amount relates to allowances arising from business acquisitions less allowances related to discontinued operations.

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits in our Registration Statement on Form S-1 (Commission File No. 33-96528).

3.1	Form of Amended and Restated Articles of Incorporation.

3.2	Amendments dated November 12, 1997 to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997).

3.3	Amendment dated June 16, 1998 to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3, Reg. No. 333-59793).

3.4	Form of By-laws.

3.5	Amendments to Amended and Restated By-laws adopted July 15, 1997. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Reg. No. 33-36081).

10.1	Amended and Restated HSI Agreement (the “HSI Agreement”), effective as of February 16, 1994, among us, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, the Estate of Jacob M. Schein, the Trusts established by Articles Third and Fourth of the Will of Jacob M. Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994, the Trust established by Stanley M. Bergman under Trust Agreement dated September 15, 1994, Pamela Schein, Pamela Joseph, Martin Sperber, Stanley M. Bergman, Steven Paladino and James P. Breslawski (collectively, the “HSI Parties”).

10.2	HSI Registration Rights Agreement dated September 30, 1994, among us, Pamela Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 19, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994, Stanley M. Bergman and the Trust.

10.3	Letter Agreement dated September 30, 1994 to us from Marvin H. Schein, Pamela Joseph, and Pamela Schein.

10.4	Release to the HSI Agreement dated September 30, 1994.

10.5	Separation Agreement dated as of September 30, 1994 by and between us, Schein Pharmaceutical, Inc. and Schein Holdings, Inc.

10.6	Restructuring Agreement dated September 30, 1994 among Schein Holdings, Inc., us, the Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, Pamela Joseph, the Trust established

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

10.7	Agreement and Plan of Corporate Separation and Reorganization dated as of September 30, 1994 among Schein Holdings, Inc., us, the Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, the Trust established Article Fourth of the Will of Jacob M. Schein for the benefit of Pamela Schein and her issue under Trust Agreement dated September 29, 1994, Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Pamela Joseph under Trust Agreement dated September 28, 1994 and the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein.

10.8	Henry Schein, Inc. 1994 Stock Option Plan, as amended and restated effective as of June 18, 2003 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).**

10.9	Henry Schein, Inc. Amendment and Restatement of the Supplemental Executive Retirement Plan. **

10.10	Consulting Agreement dated September 30, 1994 between us and Marvin H. Schein.**

10.11	Amended and Restated Stock Issuance Agreement dated as of December 24, 1992 between us and Stanley M. Bergman.**

10.12	Stock Issuance Agreements dated December 27, 1994 between us and various executive officers.**

10.13	Form of Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan as amended and restated effective as of June 18, 2003 (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).**

10.14	Henry Schein, Inc. 2001 Non-Employee Director Stock Option Plan. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.15	Employment Agreement dated March 7, 1997, between Bruce J. Haber and us (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-30615)).

10.16	Termination of Employment Agreement, dated March 7, 1997 as revised, between Bruce J. Haber and us (Incorporated by reference to Exhibit 10.92 to our Registration Statement on Form S-4 (Registration No. 333-30615)).

10.17	Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and us (Incorporated by reference to Exhibit 10.103 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1998).

10.18	Credit Agreement, dated as of May 2, 2002, among us, the several guarantors from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, issuing lender, sole lead arranger and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto. (Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).

10.19	Henry Schein Management Team 2003 Performance Incentive Plan Summary. (Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003). **

10.20	Stock Purchase Agreement by and among us, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December 8, 1998 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 31, 1998).

10.21	Amendment No. 1, dated as of December 30, 1998, to the Stock Purchase Agreement by and among us, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December 8, 1998. (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 31, 1998).

10.22	Rights Agreement dated as of November 30, 1998, between us, and Continental Stock Transfer and Trust Co. (Incorporated by reference to Exhibit to our Current Report on Form 8-K, dated November 30, 1998).

10.23	Form of the Note Purchase Agreements between our and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of our 6.94% Senior Notes due June 30, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).

10.24	Form of Amended and Restated Change in Control Agreements dated January 1, 2003 between us and Gerald Benjamin, James Breslawski, Leonard David, Larry Gibson, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.25	Employment Agreement dated as of January 1, 2003 between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.26	Form of Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of our 6.66% Senior Notes due July 15, 2010 (Incorporated by reference to Exhibit 10.111 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 1998).

10.27	Amendment No. 1 to Credit Agreement, dated as of May 1, 2003, among the Company, the several Guarantors from time to time parties thereto, JP Morgan Chase Bank, as administrative agent, issuing lender, sole lead arranger, and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.28	Letter Agreement dated October 10, 2003 between us and Stanley Komaroff (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).**

10.29	Amendment No. 2 to Credit Agreement, dated as of January 6, 2004, among the Company, the several Guarantors from time to time parties thereto, JP Morgan Chase Bank, as administrative agent, issuing lender, sole lead arranger, and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto. +

21.1	List of our Subsidiaries.

23.1	Consent of BDO Seidman, LLP. +

31.1	Certificate of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certificate of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certificate of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

+	Filed herewith

**	Indicates management contract or compensatory plan or agreement