Form 10-Q
period 2004-03-27
SCHEIN HENRY INC
filed 2004-05-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number:    0-27078

HENRY SCHEIN, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	11-3136595 (I.R.S. Employer Identification No.)

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

Yes ☒	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of April 27, 2004 there were 44,061,896 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 27,	December 27,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,086	$157,351
Accounts receivable, net of reserves of $43,005 and $43,203	472,927	467,085
Inventories	408,073	385,846
Deferred income taxes	30,754	30,559
Prepaid expenses and other	101,190	115,643

Total current assets	1,086,030	1,156,484
Property and equipment, net	151,496	154,205
Goodwill	401,318	398,888
Other intangibles, net	38,883	37,551
Investments and other	154,861	72,242

Total assets	$1,832,588	$1,819,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$258,704	$278,163
Bank credit lines	10,542	6,059
Current maturities of long-term debt	3,259	3,253
Accrued expenses:
Payroll and related	51,778	68,214
Taxes	48,385	45,969
Other	106,530	117,530

Total current liabilities	479,198	519,188
Long-term debt	273,327	247,100
Other liabilities	38,582	37,432
Minority interest	11,999	11,532
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none outstanding	—	—
Common stock, $.01 par value, 120,000,000 authorized, 43,957,099 and 43,761,973 outstanding	440	438
Additional paid-in capital	457,078	445,118
Retained earnings	552,191	533,654
Accumulated other comprehensive income	19,833	24,999
Deferred compensation	(60)	(91)

Total stockholders’ equity	1,029,482	1,004,118

Total liabilities and stockholders’ equity	$1,832,588	$1,819,370

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net sales	$886,631	$737,997
Cost of sales	655,804	536,580

Gross profit	230,827	201,417
Operating expenses:
Selling, general and administrative	184,527	159,212

Operating income	46,300	42,205
Other income (expense):
Interest income	2,216	2,392
Interest expense	(3,002)	(4,733)
Other, net	151	685

Income before taxes, minority interest and equity in earnings of affiliates	45,665	40,549
Taxes on income	(17,032)	(15,206)
Minority interest in net income of subsidiaries	(525)	(737)
Equity in earnings of affiliates	285	160

Net income	$28,393	$24,766

Net income per common share:
Basic	$0.65	$0.56

Diluted	$0.63	$0.55

Weighted-average common shares outstanding:
Basic	43,786	44,008

Diluted	45,110	45,069

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 27,	March 29,
	2004	2003
Cash flows from operating activities:
Net income	$28,393	$24,766
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	9,642	8,544
Provision for losses and allowances on trade receivables	409	2,160
Provision for deferred income taxes	565	2,068
Undistributed earnings of affiliates	(285)	(160)
Minority interest in net income of subsidiaries	525	737
Other	144	(85)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(6,815)	(13,162)
Inventories	(23,109)	(8,824)
Other current assets	18,338	10,837
Accounts payable and accrued expenses	(48,109)	(40,966)

Net cash used in operating activities	(20,302)	(14,085)

Cash flows from investing activities:
Purchases of capital expenditures	(5,654)	(13,508)
Payments for business acquisitions, net of cash acquired	(4,401)	(2,281)
Payments related to pending business acquisitions	(86,031)	—
Purchases of marketable securities	—	(4,101)
Proceeds from sales of marketable securities	14,472	—
Proceeds from maturities of marketable securities	—	26,430
Other	(6,257)	(1,487)

Net cash (used in) provided by investing activities	(87,871)	5,053

Cash flows from financing activities:
Principal payments on long-term debt	(262)	(254)
Proceeds from issuance of stock upon exercise of stock options	12,683	4,600
Net proceeds from (payments on) bank borrowings	24,417	(1,675)
Payments for repurchases of common stock	(11,054)	(6,483)
Other	(346)	65

Net cash provided by (used in) financing activities	25,438	(3,747)

Net change in cash and cash equivalents	(82,735)	(12,779)
Effect of exchange rate changes on cash and cash equivalents	(1,530)	(877)
Cash and cash equivalents, beginning of period	157,351	200,651

Cash and cash equivalents, end of period	$73,086	$186,995

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

     Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements.

     The consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to consolidated financial statements contained in our Annual Report on Form 10-K, for the year ended December 27, 2003.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 27, 2004 are not necessarily indicative of the results to be expected for the year ending December 25, 2004 or any other interim period.

Note 2. Segment Data

     Our reportable segments are strategic business units that offer different products and services to the same customer base. We conduct our business through two segments: healthcare distribution and technology.

     Our healthcare distribution segment, which includes our dental, medical (including veterinary) and international business groups, distributes healthcare products (primarily consumable) and services primarily to office-based healthcare practitioners and professionals in the United States, Canada and international markets. Our products are similar for each business group and are maintained and distributed from strategically located distribution centers.

     Our technology segment consists primarily of our practice management software business and certain other value-added products and services that are sold principally to healthcare professionals in the United States and Canada.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 2. Segment Data — (Continued)

     The following tables present information about our business segments:

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net Sales:
Healthcare distribution (1):
Dental (2)	$358,040	$313,956
Medical (3)	339,596	277,140
International (4)	169,556	129,600

Total healthcare distribution	867,192	720,696
Technology (5)	19,439	17,301

Total	$886,631	$737,997

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold principally to healthcare professionals in the United States and Canada.

	Three Months Ended
	March 27,	March 29,
	2004	2003
Operating Income:
Healthcare distribution	$39,544	$35,161
Technology	6,756	7,044

Total	$46,300	$42,205

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3. Stock-Based Compensation

     We account for stock option awards under the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recorded, provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date.

     We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation.” The fair value-based method requires us to make assumptions regarding future stock price volatility, risk-free interest rates, dividend yield and weighted-average option life.

     Under the accounting provisions of FAS 123, our net income and net income per common share would have been adjusted to the pro forma amounts indicated in the table below. The following assumptions were used in determining the fair values: stock price volatility of 30.0% and 45.0%, weighted-average risk-free interest rate of 3.0%, dividend yield of 0.0%, and weighted-average expected option life of five years for the three months ended March 27, 2004 and March 29, 2003:

	Three Months Ended
	March 27,	March 29,
	2004	2003
Net income as reported	$28,393	$24,766
Deduct: Total tax affected stock-based compensation expense determined under fair value method	(1,834)	(1,439)

Pro forma net income	$26,559	$23,327

Net income per common share, as reported:
Basic	$0.65	$0.56

Diluted	$0.63	$0.55

Net income per common share, pro forma:
Basic	$0.61	$0.53

Diluted	$0.59	$0.52

Note 4. Acquisitions

     During the quarter ended March 27, 2004, we completed the acquisition of one technology business resulting in the recording of goodwill of approximately $2.0 million. In addition, we made an earn-out payment related to a prior period acquisition of a healthcare distribution business resulting in the recording of goodwill of approximately $1.6 million. Neither transaction was considered material.

     On January 8, 2004, we entered into agreements to purchase demedis GmbH (“demedis”), a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries, and Euro Dental Holding GmbH (“EDH”), which includes KRUGG S.p.A., Italy’s leading distributor of dental

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4. Acquisitions — (Continued)

consumable products, and DentalMV GmbH (otherwise known as Muller & Weygandt), one of Europe’s leading direct marketing distributors of dental consumable products. We are currently awaiting regulatory approval for this transaction from the German and Austrian governmental agencies, which have begun the second phase of the review process.

     On January 20, 2004, we paid 35 million euros, or approximately $43 million, towards the total purchase price of approximately 255 million euros. The remaining purchase price of approximately 220 million euros is payable in cash and due at closing, which is expected to occur in mid-2004 and is subject to standard closing conditions. Refer to our plans for funding this acquisition in the Liquidity and Capital Resources section of Item 2 of this Form 10-Q.

     In addition, during the three months ended March 27, 2004, we paid approximately $43 million towards another pending acquisition that will require a nominal payment upon closing, which is expected in 2004.

Note 5. Earnings Per Share

     A reconciliation of shares used in calculating earnings per basic and diluted common share is as follows:

	Three Months Ended
	March 27,	March 29,
	2004	2003
Basic	43,786,130	44,008,098
Effect of assumed conversion of stock options	1,323,404	1,061,111

Diluted	45,109,534	45,069,209

     Weighted-average options to purchase 449,829 shares of common stock priced at $70.98 per share and 83,643 shares of common stock at prices ranging from $41.85 to $54.00 per share that were outstanding during the three months ended March 27, 2004 and March 29, 2003 were excluded from the computation of earnings per diluted common share. In each of these periods, the exercise prices of the options exceeded the average fair market value of our common stock.

Note 6. Comprehensive Income

     Comprehensive income includes certain gains and losses that, under generally accepted accounting principles, are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income primarily comprises net income and foreign currency translation adjustments, but also includes unrealized gains and losses on hedging activities and marketable securities. Comprehensive income totaled $23.2 million for the three months ended March 27, 2004 and $29.0 million for the three months ended March 29, 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     Except for historical information contained herein, the statements in this report (including, without limitation, statements indicating that we “expect,” “estimate,” “anticipate,” or “believe” and all other statements concerning future financial results, product or service offerings, or other events that have not yet occurred) are forward-looking statements that are made pursuant to the safe harbor provisions of applicable securities legislation and regulations. Forward-looking statements involve known and unknown factors, risks and uncertainties that may cause our actual results in future periods to differ materially from those expressed in any forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the factors described under “Risk Factors” discussed later in this Form 10-Q.

Executive-Level Overview

     We are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets, with operations in the United States, Canada, Austria, Australia, Belgium, the Czech Republic, France, Germany, Iceland, Ireland, Israel, the Netherlands, New Zealand, Portugal, Spain, and the United Kingdom.

     Our reportable segments are strategic business units that offer different products and services to the same customer base. We conduct our business through two segments: healthcare distribution and technology.

     Our healthcare distribution segment, which includes our dental, medical (including veterinary) and international business groups, distributes healthcare products (primarily consumable) and services primarily to office-based healthcare practitioners and professionals in the United States, Canada and international markets. Our products are similar for each business group and are maintained and distributed from strategically located distribution centers.

     Our technology segment consists primarily of our practice management software business and certain other value-added products and services that are sold principally to healthcare professionals in the United States and Canada.

Industry Overview

     In recent years, the healthcare industry has increasingly focused on cost containment. This trend has benefited distributors capable of providing a broad array of products and services at low prices. This trend has also accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups, which, in addition to their emphasis on obtaining products at low prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment has the potential to favorably impact demand for practice management systems and software that can enhance the efficiency and facilitation of practice management.

     Our operating results in recent years have been significantly affected by strategies and transactions we undertook to expand our business, both domestically and internationally. In part, these were taken to address significant changes in the healthcare industry, including consolidation of healthcare distribution companies, potential healthcare reform, trends toward managed care, cuts in Medicare, and collective purchasing arrangements.

Industry Consolidation

     The office-based healthcare practitioner industry in the geographic markets in which we operate is highly fragmented and diverse. Encompassing the dental, medical and veterinary markets, this industry accounted for revenues of approximately $17 billion in 2003. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations comprising from a few to a large number of practitioners who have combined or otherwise associated their practices.

     Due in part to the inability of office-based healthcare practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has traditionally been characterized by frequent, small-quantity orders, and a need for rapid, reliable and substantially complete order fulfillment. The purchasing decision within an office-based healthcare practice is typically made by the practitioner or an administrative assistant, and supplies and small equipment are generally purchased from more than one distributor, with one distributor generally serving as the primary supplier.

     We believe that consolidation within the supply industry serving office-based healthcare practitioners will continue to result in a number of distributors, particularly companies with limited financial and marketing resources, seeking to combine with larger companies that can provide opportunities for growth. This consolidation may also continue to result in distributors’ seeking to acquire companies that can enhance their current product offerings and expand the services they can offer, or provide opportunities to serve a broader customer base.

     Our trend with regard to acquisitions has been to expand our role as a provider of products and services to the healthcare industry. This trend has resulted in expansion into service areas that (a) complement our existing operations, and (b) provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

     We are currently awaiting regulatory approval for the acquisition of demedis, a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries, and EDH, which includes KRUGG S.p.A., Italy’s leading distributor of dental consumable products, and DentalMV GmbH (otherwise known as Muller & Weygandt), one of Europe’s leading direct marketing distributors of dental consumable products (see Note 4 to our consolidated financial statements).

     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding approximately 40% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold approximately 60% of the market, and in the European dental market, we estimate that more than 200 competitors hold approximately 80% of the market.

     As the healthcare industry continues to change, we continually evaluate possible candidates for merger or acquisition, and intend to continue to seek opportunities to expand our role as a provider of products and services to the healthcare industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur additional merger and acquisition related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.

Aging Population and Other Market Influences

     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing in hospitals to alternate sites, particularly physicians’ offices, despite significantly lower pricing of hospital medical products. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The elder-care market continues to benefit from the increasing growth rate of the population of elderly Americans.

     The January 2000 report by the U.S. Bureau of the Census estimated that the elderly population in America will more than double by the year 2040. In 2000, four million Americans were age 85 years or older, the segment of the population most in need of long-term care and elder-care services. By the year 2040, that number is projected to more than triple to over 14 million. The population aged 65 to 84 years is projected to more than double in the same time period.

     As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States. The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary published “Health Spending Projections Through 2013” in 2004, indicating that total national healthcare spending reached $1.6 trillion in 2002, or 14.9% of the nation’s gross domestic product. Healthcare spending is projected to reach $3.4 trillion in 2013, an estimated 18.4% of the gross domestic product, the benchmark measure for annual production of goods and services in the United States.

Governmental Influences

     The healthcare industry is subject to extensive government regulation, licensure, and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a large portion of the total cost of medical care. The Balanced Budget Act passed by Congress in 1997 significantly reduced reimbursement rates for nursing homes and home healthcare providers, affecting the spending levels and overall financial viability of these institutions.

     The Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Act”) was passed by Congress and enacted by President Bush on December 8, 2003. The Medicare Act is the largest expansion of the Medicare program since its inception and provides participants with voluntary prescription drug benefits effective in 2006 with an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement. Based upon current information, we believe the Medicare Act may create additional volume demand and provide incentives for additional use of generic drugs, both of which have potentially positive implications for our pharmaceutical distribution business.

Product Integrity

     Certain pharmaceutical and medical-surgical product manufacturers and legislators are in discussions regarding the risks of counterfeit products in the supply chain and manufacturers’ concerns regarding the impact of secondary market distribution on counterfeiting. As a distributor of such products, we continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and with potential litigation.

Results of Operations

     The following table summarizes the significant components of our operating results and cash flows for the three months ended March 27, 2004 and March 29, 2003 (in thousands):

	March 27,	March 29,
	2004	2003
Operating Results:
Net sales	$886,631	$737,997
Cost of sales	655,804	536,580

Gross profit	230,827	201,417
Operating expenses:
Selling, general and administrative	184,527	159,212

Operating income	$46,300	$42,205

Other expense, net	$(635)	$(1,656)
Net income	28,393	24,766
Cash Flows:
Net cash used in operating activities	$(20,302)	$(14,085)
Net cash (used in) provided by investing activities	(87,871)	5,053
Net cash provided by (used in) financing activities	25,438	(3,747)

Three Months Ended March 27, 2004 Compared to Three Months Ended March 29, 2003

Net Sales

     Net sales for the three months ended March 27, 2004 and March 29, 2003 were as follows (in thousands):

	March 27,	% of	March 29,	% of
	2004	Total	2003	Total
Healthcare distribution (1):
Dental (2)	$358,040	40.4%	$313,956	42.5%
Medical (3)	339,596	38.3%	277,140	37.6%
International (4)	169,556	19.1%	129,600	17.6%

Total healthcare distribution	867,192	97.8%	720,696	97.7%
Technology (5)	19,439	2.2%	17,301	2.3%

Total	$886,631	100.0%	$737,997	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold principally to healthcare professionals in the United States and Canada.

     For the three months ended March 27, 2004, our net sales increased $148.6 million or 20.1% from the comparable prior year period. Of the increase in total net sales, $146.5 million or 98.6% resulted from a 20.3% increase in our healthcare distribution business. Of this increase, $44.1 million resulted from a 14.0% increase in our dental business, $62.4 million resulted from a 22.5% increase in our medical business and

$40.0 million resulted from a 30.8% increase in our international business. The remaining increase in net sales of $2.1 million resulted from a 12.4% increase in our technology business.

     The $44.1 million or 14.0% increase (13.2% in local currencies), in dental net sales consisted of an increase in dental consumable merchandise of $35.3 million or 13.9% (13.1% in local currencies and 7.8% internal growth), and dental equipment of $8.8 million or 14.7% (13.6% in local currencies and 9.5% internal growth). The increase in dental net sales was primarily due to increased account penetration of existing customers driven by our Privileges loyalty and MarketOne programs and the acquisition of Colonial Surgical Supply, Inc. in mid-2003. Excluding the effects of the acquisition and exchange rates, net sales for the dental business increased $25.4 million or 8.1%.

     The $62.4 million or 22.5% increase in medical net sales was primarily due to increased sales to physicians’ office and alternate care markets, and the acquisitions of American Medical Services, Inc. and Damer & Cartwright Pharmaceutical, Inc. Excluding the effects of acquisitions, net sales for the medical business increased $34.1 million or 12.3%.

     The $40.0 million or 30.8% increase (12.2% in local currencies), in international net sales was primarily due to favorable exchange rates, the acquisition of Hager Dental GmbH, and increased account penetration primarily in France, Germany and Austria. Excluding the effect of exchange rates, and the acquisition of Hager and divestiture of PMA Bode GmbH in 2003, net sales for the international market increased $9.6 million or 7.4%.

     The $2.1 million or 12.4% increase in technology net sales was primarily due to increased sales of value-added products, including software products and related services, and an acquisition. Excluding the effects of the acquisition, net sales for the technology business increased $1.5 million or 8.6%.

Gross Profit

     Gross profit and gross margins by segment and in total for the three months ended March 27, 2004 and March 29, 2003 were as follows (in thousands):

	March 27,	Gross	March 29,	Gross
	2004	Margin %	2003	Margin %
Healthcare distribution	$216,424	25.0%	$188,081	26.1%
Technology	14,403	74.1%	13,336	77.1%

Total	$230,827	26.0%	$201,417	27.3%

     For the three months ended March 27, 2004, gross profit increased $29.4 million or 14.6% from the comparable prior year period.

     Healthcare distribution gross profit increased $28.3 million or 15.1% to $216.4 million for the three months ended March 27, 2004 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 25.0% for the three months ended March 27, 2004 from 26.1% for the comparable prior year period, primarily due to higher sales of lower margin pharmaceutical products in our medical business.

     Technology gross profit increased $1.1 million or 8.0% to $14.4 million for the three months ended March 27, 2004 from the comparable prior year period. Technology gross profit margin decreased to 74.1% for the three months ended March 27, 2004 from 77.1% for the comparable prior year period, primarily due to changes in sales mix.

Selling, General and Administrative

     Selling, general and administrative expenses by segment and in total for the three months ended March 27, 2004 and March 29, 2003 were as follows (in thousands):

		% of		% of
	March 27,	Respective	March 29,	Respective
	2004	Net Sales	2003	Net Sales
Healthcare distribution	$176,880	20.4%	$152,922	21.2%
Technology	7,647	39.3%	6,290	36.4%

Total	$184,527	20.8%	$159,212	21.6%

     For the three months ended March 27, 2004, selling, general and administrative expenses increased $25.3 million or 15.9% from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 20.8% from 21.6% for the comparable prior year period. This decrease was primarily due to lower payroll and facility expenses in our healthcare distribution business as a percentage of net sales, realized through leveraging our infrastructure.

     As a component of selling, general and administrative expenses, selling and shipping expenses increased $18.0 million or 18.2% to $117.2 million for the three months ended March 27, 2004 from $99.2 million for the comparable prior year period. The increase was primarily due to expenses directly associated with supporting increased sales volume. As a percentage of net sales, selling and shipping expenses decreased slightly to 13.2% from 13.4% for the comparable prior year period.

     As a component of selling, general and administrative expenses, general and administrative expenses increased $7.3 million or 12.1% to $67.3 million for the three months ended March 27, 2004 from $60.0 million for the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.6% from 8.1% for the comparable prior year period.

Other Expense, Net

     Other expense, net decreased $1.0 million to $635 thousand for the three months ended March 27, 2004 from the comparable prior year period. The net decrease was primarily due to lower interest expense resulting from the effect of interest rate swaps entered into during the fourth quarter of 2003.

Income Taxes

     For the three months ended March 27, 2004, our effective tax rate decreased to 37.3% from 37.5% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily related to state income taxes.

Net Income

     Net income increased $3.6 million or 14.6% to $28.4 million for the three months ended March 27, 2004 from the comparable prior year period. A real estate transaction gain of $454 thousand was included in 2003 first quarter net income, which affected diluted earnings per share by $0.01.

Liquidity and Capital Resources

     Our principal capital requirements include the funding of working capital needs, acquisitions, repurchases of common stock and capital expenditures. Such capital requirements generally result from increased sales and special inventory forward buy-in opportunities, pursuing growth opportunities and managing funding needs. Because sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.

     We finance our business primarily through cash generated from our operations, revolving credit facilities, private placement debt and stock issuances. Our principal source of cash is derived from our operations. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain consistent in the foreseeable future.

     Net cash flow used in operating activities was $20.3 million for the three months ended March 27, 2004 compared to $14.1 million for the comparable prior year period. This net change was primarily due to a decrease in accounts payable and accrued expenses, mostly due to payments made to vendors for year-end inventory buy-in opportunities, and increased inventory levels resulting from increased inventory buy-in opportunities during the first quarter of 2004.

     Net cash (used in) provided by investing activities was $(87.9) million for the three months ended March 27, 2004 compared to $5.1 million for the comparable prior year period. The net change was primarily due to payments related to two pending business acquisitions and reduced cash proceeds from sales and maturities of marketable securities. In addition to the pending business acquisition discussed below, we expect to invest approximately $30.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities, on computer infrastructure systems and to integrate operations into our core infrastructure.

     Net cash provided by (used in) financing activities was $25.4 million for the three months ended March 27, 2004 compared to $(3.7) million for the comparable prior year period. The net change was primarily due to proceeds from bank borrowings and increased proceeds received through the exercise of stock options, partially offset by increased payments made to repurchase our common stock.

     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 27,	December 27,
	2004	2003
Cash and cash equivalents	$73,086	$157,351
Marketable securities, including non-current	—	14,496
Working capital	606,832	637,296
Debt, net of cash and cash equivalents and marketable securities (1)	214,042	84,565

(1)	Debt includes bank credit lines and current and non-current portions of long-term debt, including senior notes and loans payable to banks and capital lease obligations.

     Our cash and cash equivalents consist of bank balances and investments in money market funds. These are overnight investments with a high degree of liquidity.

     Our business requires a substantial investment in working capital, which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities, and the desired level of investment inventory.

     Our accounts receivable days sales outstanding increased to 48.4 days for the three months ended March 27, 2004 from 46.3 days for the comparable prior year period primarily due to longer collection periods for our medical, primarily acute care customers, and international businesses. Our inventory turnover improved to an annualized 6.6 turns for the three months ended March 27, 2004 from an annualized 6.5 turns for the comparable prior year period. We anticipate future increases in our working capital requirements as a result of continued sales growth.

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

     During the fourth quarter of 2003, we entered into agreements relating to the $230.0 million senior notes to exchange our fixed interest rates for variable interest rates. The weighted-average variable interest rate is 4.26%. This weighted-average variable interest rate is comprised of LIBOR, plus the spread, and resets on the interest due dates for the senior notes.

     We have a Revolving Credit Facility of $200.0 million that is a four-year committed line scheduled to terminate in May 2006. We had borrowed $30.6 million under this and other credit facilities of our subsidiaries as of March 27, 2004.

     In connection with our pending acquisition of demedis and EDH, on January 20, 2004 we paid 35 million euros, or approximately $43 million, towards the total purchase price of approximately 255 million euros. The remaining purchase price of approximately 220 million euros is payable in cash and due at closing, which is expected to occur in mid-2004.

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

     Some holders of minority interests in entities we have acquired have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula price based on earnings of the entity. Additionally, some prior owners of acquired businesses are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We have not accrued any liabilities that may arise from these transactions because the outcome of the contingency is not determinable beyond a reasonable doubt.

     We finance our business to provide adequate funding for at least 12 months. Funding requirements are based on forecasted profitability and working capital needs, which, on occasion, may change. Consequently, we may change our funding structure to reflect any new requirements.

     We believe that our cash and cash equivalents, ability to access public and private debt and equity markets, and availability of funds under our existing credit facilities will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Seasonality and Other Factors Affecting Our Business

     Our business has been subject to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the third and fourth quarters due to timing of seasonal product sales, software and equipment sales, year-end promotions and purchasing patterns of office-based healthcare practitioners and are generally lower in the first quarter primarily due to the increased purchases in the prior quarter.

     Quarterly results also may be materially affected by a variety of other factors, including the timing of acquisitions and related costs, timing of sales, special promotional campaigns, fluctuations in exchange rates and adverse weather conditions.

E-Commerce

     Traditional healthcare supply and distribution relationships are affected by the advancement of electronic on-line commerce solutions. Our distribution business is characterized by rapid technological developments and is highly competitive. The rapid advancement of on-line commerce requires us to provide continuous improvement in performance, security, features and reliability of Internet content and technology, particularly in response to competitive offerings.

     Through our proprietary technologically-based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service coupled with our name recognition and large customer base built on solid customer relationships positions us well to participate in this growing aspect of the distribution business. We continue to explore ways to improve and expand our Internet presence and capabilities.

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2003.

Risk Factors

     Stockholders and investors should carefully consider the risks described below and other information in this quarterly report. Our business, financial condition and operating results, and the trading price of our common stock could be adversely affected if any of these risks materialize.

•	The healthcare products distribution industry is highly competitive, and we compete with numerous companies, including major manufacturers and distributors that have greater financial and other resources than us. Competitors could obtain exclusive rights to market particular products or manufacturers could increase their efforts to sell directly to end-users, thereby bypassing distributors like us. Consolidation among healthcare products distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply of products from manufacturers, or the emergence of new competitors could also increase competition.

•	In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including: the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; pressures relating to potential healthcare reform; trends toward managed care; consolidation of healthcare distribution companies; and collective purchasing arrangements among office-based healthcare practitioners. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected. In addition, if any significant healthcare reform efforts are enacted, they could have a material adverse effect on our business.

•	Our business is subject to requirements under various local, state, Federal and foreign governmental laws and regulations applicable to the distribution and manufacturing of pharmaceuticals and medical devices, including the Federal Food, Drug, and Cosmetic Act, the Prescription Drug Marketing Act of 1987, the Safe Medical Devices Act, and the Controlled Substances Act. There can be no assurance that current or future government regulations will not adversely affect our business.

•	Our international operations are subject to inherent risks, which could adversely affect our operating results. These risks include: difficulties and costs of staffing and managing foreign operations; difficulties in establishing channels of distribution; fluctuations in the value of foreign currencies; longer payment cycles of foreign customers and difficulty in collecting receivables in foreign jurisdictions; repatriation of cash from our foreign operations to the United States; onerous regulatory requirements; import/export duties and quotas; and unexpected regulatory, economic and political changes in foreign markets.

•	Our earnings may fluctuate due to seasonal and other quarterly influences. Net sales and operating profits are generally higher in the third and fourth quarters due to timing of sales of software and equipment, purchasing patterns of office-based healthcare practitioners, and year-end promotions. Net sales are generally lower in the first quarter primarily due to the increased purchases by our customers in the prior two quarters. Fluctuations in our earnings could cause us to fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

•	Our expansion through acquisitions and joint ventures involves several risks including: possible adverse effects on our operating results or the market price of our common stock; the potential loss of customers or product lines of the acquired businesses; and the diversion of management attention and increased demands on our operations, information systems and financial resources. In addition, some of our acquisitions and future acquisitions may also give rise to an obligation by us to make contingent payments or to satisfy certain repurchase obligations, and these payments could have an adverse effect on our operating results.

•	Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. We have insurance policies, including product liability insurance, and in many cases we have indemnification rights from manufacturers with respect to the products we distribute. However, we cannot provide assurance that the coverage maintained by us is sufficient to cover future claims or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for us. A successful claim brought against us in excess of available insurance or indemnification, or any claim that results in significant adverse publicity against us, could harm our business.

•	Our technology segment, which primarily sells practice management software and other value-added products, depends upon continued product development, technical support and successful marketing. Failures in these and related areas could adversely affect our results of operations.

•	Our revenues depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as key vendors and manufacturers of the products we distribute. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may suffer.

•	Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Stanley M. Bergman, Chairman, Chief Executive Officer and President, and Steven Paladino, Executive Vice President and Chief Financial Officer, among others. The loss of service of one or more of these persons could have a material adverse effect on our business.

•	We rely on third parties to ship products to our customers. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis which could adversely affect our operating results.

•	The rapid advancement of on-line commerce will require us to cost-effectively adapt to changing technologies, to enhance existing services, and to develop and introduce a variety of new services to address changing demands of consumers and our clients on a timely basis. Our inability to anticipate and effectively respond to changes on a timely basis could adversely affect our business.

•	Certain of our debt instruments are subject to variable interest rates. As a result, we are exposed to risk from fluctuations in interest rates. If there is a significant increase in the interest rate, our annual interest rate would increase, and it could have an adverse effect on our operating results.

•	We cannot be sure that we will achieve the benefits of revenue growth that we expect from our pending acquisition of demedis and EDH, or that we will not incur unforeseen additional costs or expenses in connection with this acquisition. In order to manage our expected future growth effectively, we must continue to successfully manage the integration of demedis and EDH, and continue to improve our combined operational systems, internal procedures, accounts receivable, management, and financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and President (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and CFO concluded that as of March 27, 2004, our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.

Changes in Internal Control over Financial Reporting

     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended March 27, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Product Liability Claims

     As of March 27, 2004, we were a defendant in approximately 15 product liability cases. Of these cases, 9 involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in each case in which we are a defendant.

     As of March 27, 2004, we had accrued our best estimate of potential losses relating to product liability claims for which we were able to determine a reasonable estimated loss. This accrued amount was not material to our financial position, results of operations, or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including potential recoveries from third parties.

Texas Class Action

     On January 27, 1998, in District Court in Travis County, Texas, we and one of our subsidiaries were named as defendants in a matter entitled “Shelly E. Stromboe and Jeanne Taylor, on Behalf of Themselves and all others Similarly Situated vs. Henry Schein, Inc., Easy Dental Systems, Inc. and Dentisoft, Inc.,” Case No. 98-00886. The petition alleges, among other things, negligence, breach of contract, fraud, and violations of certain Texas commercial statutes involving the sale of certain practice management software products sold prior to 1998 under the Easy Dental® name.

     In October 1999, the trial court, on motion, certified both a Windows® sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. It is estimated that approximately 5,000 Windows® customers and approximately 10,000 DOS customers were covered by the class action that was certified by the trial court. On September 14, 2000, the Court of Appeals affirmed the trial court’s certification order. On January 5, 2001, we filed a Petition for Review in the Texas Supreme Court. On October 31, 2002, the Texas Supreme Court issued an opinion in the case finding that the trial court’s certification of the case as a class action was improper. The Texas Supreme Court reversed the Court of Appeals’ judgment in its entirety, and remanded the case to the trial court for further proceedings consistent with its opinion.

     On August 29, 2003, class counsel filed amended papers seeking certification of an amended Windows® class and an amended DOS class. The only claim asserted for class certification by the Windows® class was for the alleged breach of the implied warranty of merchantability. The only claims asserted for class certification by the DOS class were for alleged violations of the Texas Unsolicited Goods Statute and the Federal Unordered Merchandise Act. By Order dated December 10, 2003, the trial court granted Defendants’ Motion for Partial Summary Judgment on the DOS Class claims. By granting summary judgment on the claims asserted on behalf of the DOS class, the DOS motion for class certification became moot because certain class claims asserted by the named class representatives for the DOS class were found to be without merit. By Order dated January 13, 2004, the trial court denied the amended motion for class certification filed by the Windows® Class in its entirety. The deadline for the Windows® Class to file an interlocutory appeal of the denial of the amended motion for class certification was February 2, 2004. No appeal was filed on or before that date. As a result of the favorable rulings obtained in the trial court, only certain individual claims asserted on behalf of the named plaintiffs remain pending in this case.

Purported Class Action in New Jersey

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled “West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor,” Case No. MRS-L-421-02. The plaintiffs’ complaint purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiffs seek to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion, and promissory estoppel relating to sales of a vaccine product in the year 2001. We filed an answer in October 2002. The discovery period ended on February 23, 2004. Because the plaintiffs have not specified damages, it is not possible to determine the range of damages or other relief sought by the plaintiffs. We intend to vigorously defend ourselves against this claim, as well as all other claims, suits and complaints.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Changes in securities

     None.

Sale of securities and use of proceeds

     None.

Purchases of equity securities by the issuer

     The following table summarizes repurchases of our common stock under our stock repurchase program:

	Total		Maximum Number of
	Number	Average	Shares that May Yet
	of Shares	Price Paid	Be Purchased Under
Period	Purchased (1)	per Share	Our Program (2)
12/28/03 through 1/31/04	54,000	$69.61	611,000
2/01/04 through 2/28/04	73,500	69.89	537,500
2/29/04 through 3/27/04	130,900	69.71	406,600

Total	258,400	$69.74	406,600

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program. Of the 258,400 shares repurchased during the three months ended March 27, 2004, 100,000 shares were repurchased for $69.68 per share near the end of March 2004, which settled subsequent to March 27, 2004.

(2)	On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. Through the close of the first quarter of 2004, we had repurchased 1,593,400 shares under this initiative.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On January 9, 2004, we filed a report on Form 8-K under Items 5 and 7 to provide the press release announcing the signing of agreements to acquire demedis GmbH and Euro Dental Holding GmbH.

On March 3, 2004, we filed a report on Form 8-K under Items 7 and 12 to provide the press release reporting the financial results for the fourth quarter and fiscal year ended December 27, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc. (Registrant)
By:	/s/ Steven Paladino
Steven Paladino
Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)

Dated: May 4, 2004