Form 10-Q
period 2004-06-26
SCHEIN HENRY INC
filed 2004-08-03
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2004

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

     As of July 28, 2004, there were 43,583,372 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 26,	December 27,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,337	$157,351
Accounts receivable, net of reserves of $45,970 and $43,203	518,808	467,085
Inventories	444,979	385,846
Deferred income taxes	30,108	30,559
Prepaid expenses and other	146,442	115,643

Total current assets	1,246,674	1,156,484
Property and equipment, net	158,036	154,205
Goodwill	570,420	398,888
Other intangibles, net	99,861	37,551
Investments and other	125,282	72,242

Total assets	$2,200,273	$1,819,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$287,714	$278,163
Bank credit lines	85,033	6,059
Current maturities of long-term debt	3,114	3,253
Accrued expenses:
Payroll and related	89,633	68,214
Taxes	58,565	45,969
Other	125,077	117,530

Total current liabilities	649,136	519,188
Long-term debt	420,877	247,100
Deferred income taxes	54,627	32,938
Other liabilities	13,816	4,494

Minority interest	13,263	11,532
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none outstanding	—	—
Common stock, $.01 par value, 120,000,000 authorized, 43,737,962 and 43,761,973 outstanding	437	438
Additional paid-in capital	453,383	445,118
Retained earnings	575,123	533,654
Accumulated other comprehensive income	20,125	24,999
Deferred compensation	(514)	(91)

Total stockholders’ equity	1,048,554	1,004,118

Total liabilities and stockholders’ equity	$2,200,273	$1,819,370

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net sales	$945,690	$776,166	$1,832,321	$1,514,163
Cost of sales	693,975	555,637	1,349,779	1,092,217

Gross profit	251,715	220,529	482,542	421,946
Operating expenses:
Selling, general and administrative	188,130	164,499	372,657	323,711

Operating income	63,585	56,030	109,885	98,235
Other income (expense):
Interest income	2,451	1,921	4,667	4,313
Interest expense	(3,114)	(4,595)	(6,116)	(9,328)
Other, net	180	242	331	927

Income before taxes on income, minority interest and equity in earnings of affiliates	63,102	53,598	108,767	94,147
Taxes on income	(23,412)	(20,207)	(40,444)	(35,413)
Minority interest in net income of subsidiaries	(1,254)	(874)	(1,779)	(1,611)
Equity in earnings of affiliates	300	338	585	498

Net income	$38,736	$32,855	$67,129	$57,621

Earnings per common share:
Basic	$0.88	$0.76	$1.53	$1.32

Diluted	$0.86	$0.74	$1.49	$1.29

Weighted-average common shares outstanding:
Basic	43,914	43,500	43,850	43,754

Diluted	45,040	44,549	45,073	44,780

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 26,	June 28,
	2004	2003
Cash flows from operating activities:
Net income	$67,129	$57,621
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,984	17,115
Provision for losses and allowances on trade receivables	1,153	3,820
Provision for deferred income taxes	3,396	3,893
Undistributed earnings of affiliates	(585)	(498)
Minority interest in net income of subsidiaries	1,779	1,611
Other	88	(246)
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(14,933)	(33,578)
Inventories	(21,150)	4,481
Other current assets	9,738	12,527
Accounts payable and accrued expenses	(5,856)	(25,715)

Net cash provided by operating activities	60,743	41,031

Cash flows from investing activities:
Purchases of capital expenditures	(13,789)	(21,321)
Payments for business acquisitions, net of cash acquired	(135,807)	(66,754)
Payments related to pending business acquisitions	(56,441)	—
Purchases of marketable securities	—	(21,195)
Proceeds from sales of marketable securities	14,472	—
Proceeds from maturities of marketable securities	—	28,530
Other	(5,417)	1,861

Net cash used in investing activities	(196,982)	(78,879)

Cash flows from financing activities:
Proceeds from bank borrowings	180,000	—
Repayments of debt assumed in business acquisitions	(113,779)	—
Principal payments on long-term debt	(1,710)	(4,954)
Proceeds from issuance of stock upon exercise of stock options	17,878	11,329
Net proceeds from (payments on) short-term bank borrowings	50,695	(46,152)
Payments for repurchases of common stock	(45,964)	(940)
Other	(506)	(93)

Net cash provided by (used in) financing activities	86,614	(40,810)

Net change in cash and cash equivalents	(49,625)	(78,658)
Effect of exchange rate changes on cash and cash equivalents	(1,389)	(832)
Cash and cash equivalents, beginning of period	157,351	200,651

Cash and cash equivalents, end of period	$106,337	$121,161

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

     Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by US GAAP for complete financial statements.

     The consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K, for the year ended December 27, 2003.

     The preparation of financial statements in conformity with US GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 26, 2004 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 25, 2004.

Note 2. Segment Data

     We conduct our business through two segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution segment consists of our dental, medical (including veterinary) and international groups. Products distributed consist of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

     Our dental group serves office-based dental practices in the combined United States and Canadian dental market. Our medical group serves office-based physician practices in the United States, as well as surgical centers and other alternate-care settings and veterinarian clinics throughout the United States. Our international group serves practices in 14 countries outside of North America and is a leading Pan-European healthcare supplier serving office-based dental, medical, and veterinary practices.

     Our technology group provides software, technology, and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice management software systems for dental practices and veterinary clinics. The technology group offerings also include financial services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 2. Segment Data – (Continued)

     The following tables present information about our business segments:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net Sales:
Healthcare distribution:
Dental	$388,879	$331,953	$746,919	$645,909
Medical	352,421	284,305	692,017	561,445
International	183,828	141,170	353,384	270,770

Total healthcare distribution	925,128	757,428	1,792,320	1,478,124
Technology	20,562	18,738	40,001	36,039

Total	$945,690	$776,166	$1,832,321	$1,514,163

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Operating Income:
Healthcare distribution	$55,384	$48,259	$94,928	$83,422
Technology	8,201	7,771	14,957	14,813

Total	$63,585	$56,030	$109,885	$98,235

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

     Under the accounting provisions of FAS 123, our net income and net income per common share would have been adjusted to the pro forma amounts indicated in the table below. The following assumptions were used in determining the fair values: stock price volatility of 30.0% (2004) and 45.0% (2003), weighted-average risk-free interest rate of 3.0%, dividend yield of 0.0%, and weighted-average expected option life of five years:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Net income as reported	$38,736	$32,855	$67,129	$57,621
Deduct: Tax affected stock-based compensation expense determined under fair value method	(2,312)	(1,956)	(4,146)	(3,395)

Pro forma net income	$36,424	$30,899	$62,983	$54,226

Earnings per common share, as reported:
Basic	$0.88	$0.76	$1.53	$1.32

Diluted	$0.86	$0.74	$1.49	$1.29

Earnings per common share, pro forma:
Basic	$0.83	$0.71	$1.44	$1.24

Diluted	$0.81	$0.69	$1.40	$1.21

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4. Acquisitions

     On January 8, 2004, as a means of expanding our international presence, we entered into agreements to purchase demedis GmbH, a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries, and Euro Dental Holding GmbH, which includes KRUGG S.p.A., Italy’s leading distributor of dental consumable products, and DentalMV GmbH (otherwise known as Muller & Weygandt, or “M&W”), one of Germany’s leading direct marketing distributors of dental consumable products. We refer to these entities collectively as the “Demedis Group”.

     On June 18, 2004, we acquired all of the outstanding equity shares of the Demedis Group, excluding its Austrian operations, for approximately 259.5 million euro (or $315.5 million), including transaction costs and the assumption of debt. We allocated $88.4 million of the total purchase price to tangible assets and liabilities, $59.2 million to identifiable intangible assets ($28.0 million to definite-lived customer relationships with an average life of approximately 7 years and $31.2 million to indefinite-lived trademarks and trade names) and the remainder of $167.9 million to goodwill. This preliminary purchase price allocation is based on our best estimates and is subject to completion of a final fair market valuation.

     We financed the acquisition primarily with cash on hand, borrowings under our existing revolving credit facility and with proceeds from a bridge loan in the amount of $150.0 million. This bridge loan had a variable interest rate of 2.0% as of June 26, 2004 and matures on the earlier of the day following the receipt of proceeds from a permanent financing or December 17, 2004. We classified the bridge loan as non-current in our accompanying balance sheet because we expect to repay it with the net proceeds from a long-term financing and currently have the ability to repay such debt through our existing revolving credit facility.

     As part of our agreement with the German regulatory authorities, we agreed to divest M&W shortly after the consummation of the acquisition. On July 16, 2004, this divestiture was completed for 50.0 million euro (or $62.2 million), including the assumption of debt of approximately 27.5 million euro (or $34.2 million), resulting in no gain or loss on disposal. Our investment in M&W was included in other current assets as a business held-for-sale at a net realizable value of 22.5 million euro (or $27.4 million) as of June 26, 2004. As part of the agreement to divest M&W, we are entitled to receive 50% of the net sale proceeds in excess of 55.0 million euro, in the event M&W is subsequently resold before June 18, 2005.

     The regulatory authorities are continuing their review of our pending acquisition of the Demedis Group business in Austria, which operates under the Austrodent brand. Of the total purchase price, 11.0 million euro (or $13.4 million) was attributable to Austrodent, which is included in other non-current assets as of June 26, 2004. In the event that we receive regulatory approval to acquire Austrodent, we will reclassify this amount to the fair value of the assets and liabilities acquired through a purchase price allocation with any excess of purchase price over fair value allocated to goodwill. In the event that we do not receive regulatory approval to acquire Austrodent, we are entitled to receive the proceeds through a sale of Austrodent, net of selling costs, up to $13.4 million. Any difference between the $13.4 million and the proceeds received upon a subsequent sale of Austrodent will be recorded as an addition to goodwill of the acquired entities of the Demedis Group.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4. Acquisitions — (Continued)

     The operating results of the Demedis Group, including M&W (which is being accounted for using the equity method through the date of the divestiture) and excluding Austrodent, are included in the accompanying financial statements since the acquisition date of June 18, 2004.

     Assuming the acquisition of the Demedis Group occurred at the beginning of our fiscal year ended December 27, 2003, excluding the results of M&W and Austrodent, our pro forma net sales would have been approximately $1.0 billion and $863.7 million for the three month periods ended June 26, 2004 and June 28, 2003 and $2.0 billion and $1.7 billion for the six month periods ended June 26, 2004 and June 28, 2003. These unaudited net sales amounts do not purport (i) to be indicative of what our net sales would have been had the above transaction been completed at the beginning of our fiscal year ended December 27, 2003 or (ii) to project our net sales for any other interim period or for the year ending December 25, 2004. The pro forma effect of the acquisition of the Demedis Group on our net income and earnings per share was not material.

     During the first quarter of 2004, we paid approximately $43.0 million towards an acquisition of Camlog Holding AG (“Camlog”), a Swiss manufacturer and marketer of dental implants used in tooth replacement. On July 2, 2004, we made a nominal final payment upon the closing of this acquisition in which we acquired 50.1% of the outstanding equity shares of Camlog. We will begin consolidating Camlog’s financial statements from the acquisition date.

     During the six months ended June 26, 2004, we also made an earn-out payment related to a prior period acquisition and completed other transactions that resulted in recording additional goodwill. None of these transactions were material individually or in the aggregate.

Note 5. Earnings Per Share

     A reconciliation of shares used in calculating earnings per basic and diluted common share follows:

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Basic	43,914,479	43,500,099	43,849,700	43,754,062
Effect of assumed conversion of employee stock options	1,125,405	1,048,483	1,223,637	1,025,911

Diluted	45,039,884	44,548,582	45,073,337	44,779,973

     Weighted-average options to purchase 1,047,650 shares of common stock priced at $70.98 per share and 37,319 shares of common stock at prices ranging from $48.25 to $54.00 per share that were outstanding during the three months ended June 26, 2004 and June 28, 2003 were excluded from the computation of earnings per diluted common share. Weighted-average options to purchase 748,322 shares of common stock priced at $70.98 per share and 74,294 shares of common stock at prices ranging from $44.90 to $54.00 per share that were outstanding during the six months ended June 26, 2004 and June 28, 2003, were excluded from the computation of earnings per diluted common share. In each of these periods, the exercise prices of the options exceeded the average fair market value of our common stock.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 6. Comprehensive Income

     Comprehensive income includes certain gains and losses that, under US GAAP, are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income primarily includes net income and foreign currency translation adjustments, but also includes unrealized gains and losses on hedging activities and marketable securities. Comprehensive income totaled $39.0 million and $62.3 million for the three and six months ended June 26, 2004, respectively, and $45.6 million and $74.5 million for the three and six months ended June 28, 2003, respectively.

Note 7. Supplemental Cash Flow Information

     Cash paid for interest and income taxes was:

	Six Months Ended
	June 26,	June 28,
	2004	2003
Interest	$6,148	$8,948
Income taxes	14,078	16,811

     In connection with two acquisitions we made during the six months ended June 26, 2004, we assumed $21.1 million of debt, and issued $2.0 million of debt, which remained outstanding as of June 26, 2004. This was offset by a $6.0 million interest rate swap mark-to-market adjustment to long-term debt for the six months ended June 26, 2004.

     During the six months ended June 28, 2003, we issued a $5.0 million note payable in connection with an acquisition.

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

Executive-Level Overview

     We are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 450,000 customers worldwide, including dental practices and laboratories, physician practices and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 70 years of experience distributing healthcare products. We are headquartered in Melville, New York; employ more than 9,000 people; and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Portugal, Australia and New Zealand.

     We have established strategically located distribution centers to enable us to better serve our customers and increase our operating efficiency. This infrastructure, together with broad product and service offerings at competitive pricing, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs. Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

     We conduct our business through two segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution segment consists of our dental, medical (including veterinary) and international groups. Products distributed consist of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

     Our dental group serves office-based dental practices in the combined United States and Canadian dental market. Our medical group serves office-based physician practices in the United States, as well as surgical centers and other alternate-care settings and veterinarian clinics throughout the United States. Our international group serves practices in 14 countries outside of North America and is a leading Pan-European healthcare supplier serving office-based dental, medical, and veterinary practices.

     Our technology group provides software, technology, and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice management software systems for dental practices and veterinary clinics. To date, more than 50,000 of our software systems have been installed. The technology group offerings also include financial services and continuing education services for practitioners.

Industry Overview

     In recent years, the healthcare industry has increasingly focused on cost containment. This trend has benefited distributors who provide a broad array of products and services at competitive prices. This trend has also accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups, which, in addition to their emphasis on obtaining products at competitive prices, favor distributors capable of providing specialized management-information support. We believe that the trend towards cost containment has the potential to positively affect demand for practice-management systems and software that enhance the efficiency and facilitation of practice management.

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

Industry Consolidation

     The healthcare products distribution industry as it relates to office-based healthcare practitioners is highly fragmented and diverse. This industry, which encompasses the dental, medical, and veterinary markets, produced revenues of approximately $17 billion in 2003 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations comprising anywhere from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

     Due in part to the inability of office-based healthcare practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has been characterized by frequent, small-quantity orders, and a need for rapid, reliable and substantially complete order fulfillment. The purchasing decision within an office-based healthcare practice is typically made by the practitioner or an administrative assistant, and supplies and small equipment are generally purchased from more than one distributor with one distributor serving as the primary supplier.

     We believe that consolidation within the industry will continue to result in a number of distributors, particularly those with limited financial and marketing resources, seeking to combine with larger companies that can provide opportunities for growth. This consolidation may also continue to result in distributors seeking to acquire companies that can enhance their current product and service offerings or provide opportunities to serve a broader customer base.

     Our trend with regard to acquisitions has been to expand our role as a provider of products and services to the healthcare industry. This trend has resulted in expansion into service areas that (a) complement our existing operations, and (b) provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

     As the healthcare industry continues to change, we continually evaluate possible candidates to merge with or acquire and intend to continue to seek opportunities to expand our role as a provider of products and services to the healthcare industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur additional merger and acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.

Aging Population and Other Market Influences

     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments, and expanded third-party insurance coverage. In addition, the physician market continues to benefit from procedures and diagnostic testing shifting from hospitals to alternate-care sites, particularly physicians’ offices, despite significantly lower costs of procedures. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices.

     The January 2000 report by the U.S. Bureau of the Census estimated that the elderly population in America will more than double by the year 2040. In 2000, four million Americans were aged 85 or older, the segment of the population most in need of healthcare products and services. By the year 2040, that number is projected to more than triple to over 14 million. The population aged 65 to 84 is projected to more than double in the same time period.

     As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States. The Centers for Medicaid and Medicare Services (CMS), Office of the Actuary published “Health Spending Projections Through 2013” in 2004, indicating that total national healthcare spending reached $1.6 trillion in 2002, or 14.9% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $3.4 trillion in 2013, an estimated 18.4% of the gross domestic product.

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

     The Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Act”) was passed by Congress and enacted by President Bush on December 8, 2003. The Medicare Act is the largest expansion of the Medicare program since its inception and provides beneficiaries with voluntary prescription drug benefits effective in 2006. In the meantime, Medicare beneficiaries can apply for an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement. Based upon current information, we believe the Medicare Act may create additional volume demand and provide incentives for additional use of generic drugs, both of which have potentially positive implications for our pharmaceutical distribution business.

Product Integrity

     Certain pharmaceutical and medical-surgical product manufacturers are in discussions with legislators about the risks of counterfeit products in the supply chain and manufacturers’ concerns regarding the impact of secondary market distribution on counterfeiting. As a distributor of such products, we continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.

Results of Operations

     The following table summarizes the significant components of our operating results and cash flows for the three and six months ended June 26, 2004 and June 28, 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Operating Results:
Net sales	$945,690	$776,166	$1,832,321	$1,514,163
Cost of sales	693,975	555,637	1,349,779	1,092,217

Gross profit	251,715	220,529	482,542	421,946
Operating expenses:
Selling, general and administrative	188,130	164,499	372,657	323,711

Operating income	$63,585	$56,030	$109,885	$98,235

Other expense, net	$(483)	$(2,432)	$(1,118)	$(4,088)
Net income	38,736	32,855	67,129	57,621

Cash Flows:
Net cash provided by operating activities	$81,045	$55,116	$60,743	$41,031
Net cash used in investing activities	(109,111)	(83,932)	(196,982)	(78,879)
Net cash provided by (used in) financing activities	61,176	(37,063)	86,614	(40,810)

Three Months Ended June 26, 2004 Compared to Three Months Ended June 28, 2003

Net Sales

     Net sales for the three months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

	June 26,	% of	June 28,	% of
	2004	Total	2003	Total
Healthcare distribution (1):
Dental (2)	$388,879	41.1%	$331,953	42.8%
Medical (3)	352,421	37.3%	284,305	36.6%
International (4)	183,828	19.4%	141,170	18.2%

Total healthcare distribution	925,128	97.8%	757,428	97.6%
Technology (5)	20,562	2.2%	18,738	2.4%

Total	$945,690	100.0%	$776,166	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold principally to healthcare professionals in the United States and Canada.

     The $169.5 million or 21.8% increase in net sales for the three months ended June 26, 2004 includes 20.3% local currency growth (12.4% internally generated and 7.9% from acquisitions net of a divestiture) and 1.5% related to foreign currency exchange.

     The $56.9 million or 17.1% increase in dental net sales for the three months ended June 26, 2004 includes 16.9% local currency growth (13.2% internally generated and 3.7% from acquisitions) and 0.2% related to foreign currency exchange. Of the 16.9% local currency growth, dental consumable merchandise sales increased 16.9% (13.1% internal growth) and dental equipment sales and service revenues increased 16.8% (13.2% internal growth). Our introduction of the Colgate and Pentron product lines, through distribution agreements executed in 2004, contributed significantly to our overall increase in dental net sales, and we expect this trend to continue.

     The $68.1 million or 24.0% increase in medical net sales for the three months ended June 26, 2004 includes 14.3% internally generated and 9.7% from acquisitions. The increase was primarily due to increased sales to physicians’ office and alternate care markets (accounting for an increase of $60.8 million or 21.4%), which increased due to acquisitions (accounting for an increase of $27.5 million or 9.7%) and internal growth (accounting for an increase of $33.3 million or 11.7%). Our increased sales of vaccines and injectable pharmaceutical products contributed significantly to our overall increase in medical net sales, and we expect this trend to continue.

     The $42.7 million or 30.2% increase in international net sales for the three months ended June 26, 2004 includes 22.2% in local currencies (7.2% internally generated and 15.0% from acquisitions net of a divestiture) and 8.0% due to foreign currency exchange. The increase was primarily due to continued execution of our full-service dental strategy across the continent, particularly in France and the United Kingdom and to increased direct marketing activities in Spain.

     The $1.8 million or 9.7% increase in technology net sales for the three months ended June 26, 2004 includes 6.0% internal growth and 3.7% acquisition growth. The increase was primarily due to our electronic services business, including dental claims processing.

Gross Profit

     Gross profit and gross margins by segment and in total for the three months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

	June 26,	Gross	June 28,	Gross
	2004	Margin %	2003	Margin %
Healthcare distribution	$235,955	25.5%	$205,969	27.2%
Technology	15,760	76.6%	14,560	77.7%

Total	$251,715	26.6%	$220,529	28.4%

     For the three months ended June 26, 2004, gross profit increased $31.2 million or 14.1% from the comparable prior-year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers realize higher gross margins to recover investments in research and development.

     Healthcare distribution gross profit increased $30.0 million or 14.6% for the three months ended June 26, 2004 from the comparable prior-year period primarily due to increased sales in 2004. Healthcare distribution gross profit margin decreased primarily due to increased sales of lower-margin vaccines and injectable pharmaceutical products in our medical business.

     Technology gross profit increased $1.2 million or 8.2% for the three months ended June 26, 2004 from the comparable prior-year period. Technology gross profit margin decreased primarily due to changes in sales mix including increases in our electronic services business, including dental claims processing.

Selling, General and Administrative

     Selling, general and administrative expenses by segment and in total for the three months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

		% of		% of
	June 26,	Respective	June 28,	Respective
	2004	Net Sales	2003	Net Sales
Healthcare distribution	$180,572	19.5%	$157,710	20.8%
Technology	7,558	36.8%	6,789	36.2%

Total	$188,130	19.9%	$164,499	21.2%

     For the three months ended June 26, 2004, selling, general and administrative expenses increased $23.6 million or 14.4% from the comparable prior-year period. As a percentage of net sales, selling, general and administrative expenses decreased from the comparable prior-year period primarily as a result of a decrease in payroll as a percentage of sales realized by leveraging our distribution infrastructure.

     As a component of selling, general and administrative expenses, selling expenses increased $16.5 million, or 16.0%, to $119.8 million for the three months ended June 26, 2004 from $103.3 million for the comparable prior-year period. The increase was primarily due to a $15.1 million or 19.2% increase in payroll expenses associated with increased sales volume. As a percentage of net sales, selling expenses decreased to 12.7% from 13.3% for the comparable prior-year period, primarily as a result of a decrease in payroll as a percentage of sales realized by leveraging our distribution infrastructure.

     As a component of selling, general and administrative expenses, general and administrative expenses increased $7.1 million, or 11.7%, to $68.3 million for the three months ended June 26, 2004 from $61.2 million for the comparable prior-year period. The increase was primarily due to overall sales growth in our business. As a percentage of net sales, general and administrative expenses decreased to 7.2% from 7.9% for the comparable prior-year period, primarily as a result of leveraging our distribution and corporate infrastructure.

Other Expense, Net

     Other expense, net decreased $1.9 million to $483 thousand for the three months ended June 26, 2004 from the comparable prior-year period. The net decrease was primarily due to lower interest expense resulting from the effect of interest rate swaps entered into during the fourth quarter of 2003 (accounting for a decrease of $1.4 million).

Income Taxes

     For the three months ended June 26, 2004, our effective tax rate decreased to 37.1% from 37.7% for the comparable prior-year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to state income taxes.

Six Months Ended June 26, 2004 Compared to Six Months Ended June 28, 2003

Net Sales

     Net sales for the six months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

	June 26,	% of	June 28,	% of
	2004	Total	2003	Total
Healthcare distribution (1):
Dental (2)	$746,919	40.7%	$645,909	42.6%
Medical (3)	692,017	37.8%	561,445	37.1%
International (4)	353,384	19.3%	270,770	17.9%

Total healthcare distribution	1,792,320	97.8%	1,478,124	97.6%
Technology (5)	40,001	2.2%	36,039	2.4%

Total	$1,832,321	100.0%	$1,514,163	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold principally to healthcare professionals in the United States and Canada.

     The $318.2 million or 21.0% increase in net sales for the six months ended June 26, 2004 includes 18.4% local currency growth (11.0% internally generated and 7.4% from acquisitions net of a divestiture) and 2.6% related to foreign currency exchange.

     The $101.0 million or 15.6% increase in dental net sales for the six months ended June 26, 2004 includes 15.1% local currency growth (10.7% internally generated and 4.4% from acquisitions) and 0.5% related to foreign currency exchange. Of the 15.1% local currency growth, dental consumable merchandise sales increased 12.1% (8.4% internal growth) and dental equipment sales and service revenues increased 3.0% (2.3% internal growth). Our introduction of the Colgate and Pentron product lines contributed significantly to our overall increase in dental net sales, and we expect this trend to continue.

     The $130.6 million or 23.3% increase in medical net sales for the six months ended June 26, 2004 includes 13.3% internally generated and 10.0% from acquisitions. The increase was primarily due to increased sales to physicians’ office and alternate care markets (accounting for an increase of $115.5 million or 20.6%), which increased due to acquisitions (accounting for an increase of $55.8 million or 10.0%) and internal growth (accounting for an increase of $59.7 million or 10.6%). Our increased sales of vaccines and injectable pharmaceutical products contributed significantly to our overall increase in medical net sales, and we expect this trend to continue.

     The $82.6 million or 30.5% increase in international net sales for the six months ended June 26, 2004 includes 17.4% in local currencies (7.3% internally generated and 10.1% from acquisitions net of a divestiture) and 13.1% due to foreign currency exchange. The increase was primarily due to continued execution of our full-service dental strategy across the continent, particularly in France and the United Kingdom and to increased direct marketing activities in Spain.

     The $4.0 million or 11.0% increase in technology net sales for the six months ended June 26, 2004 includes 7.3% internal growth and 3.7% acquisition growth. The increase was primarily due to our electronic services business, including dental claims processing.

Gross Profit

     Gross profit and gross margins by segment and in total for the six months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

	June 26,	Gross	June 28,	Gross
	2004	Margin %	2003	Margin %
Healthcare distribution	$452,379	25.2%	$394,050	26.7%
Technology	30,163	75.4%	27,896	77.4%

Total	$482,542	26.3%	$421,946	27.9%

     For the six months ended June 26, 2004, gross profit increased $60.6 million, or 14.4%, from the comparable prior-year period.

     Healthcare distribution gross profit increased $58.3 million, or 14.8%, for the six months ended June 26, 2004 from the comparable prior-year period primarily due to increased sales in 2004. Healthcare distribution gross profit margin decreased primarily due to increased sales of lower-margin vaccines and injectable pharmaceutical products in our medical business.

     Technology gross profit increased $2.3 million, or 8.1%, for the six months ended June 26, 2004 from the comparable prior-year period. Technology gross profit margin decreased primarily due to changes in sales mix including increases in our electronic services business, including dental claims processing.

Selling, General and Administrative

     Selling, general and administrative expenses by segment and in total for the six months ended June 26, 2004 and June 28, 2003 were as follows (in thousands):

		% of		% of
	June 26,	Respective	June 28,	Respective
	2004	Net Sales	2003	Net Sales
Healthcare distribution	$357,452	19.9%	$310,631	21.0%
Technology	15,205	38.0%	13,080	36.3%

Total	$372,657	20.3%	$323,711	21.4%

     For the six months ended June 26, 2004, selling, general and administrative expenses increased $48.9 million, or 15.1%, from the comparable prior-year period. As a percentage of net sales, selling, general and administrative expenses decreased from the comparable prior-year period, primarily as a result of a decrease in payroll expenses as a percentage of net sales realized by leveraging our distribution infrastructure.

     As a component of selling, general and administrative expenses, selling expenses increased $34.5 million, or 17.0%, to $237.0 million for the six months ended June 26, 2004 from $202.5 million for the comparable prior-year period. The increase was primarily due to a $28.9 million or 18.5% increase in payroll expenses associated with increased sales volume. As a percentage of net sales, selling expenses decreased to 12.9% from 13.4% for the comparable prior-year period, primarily as a result of a decrease in payroll expenses as a percentage of net sales realized by leveraging our distribution infrastructure.

     As a component of selling, general and administrative expenses, general and administrative expenses increased $14.4 million, or 11.9%, to $135.6 million for the six months ended June 26, 2004 from $121.2 million for the comparable prior-year period. The increase was primarily due to the overall sales growth in our business. As a percentage of net sales, general and administrative expenses decreased to 7.4% from 8.0% for the comparable prior-year period, primarily as a result of leveraging our distribution and corporate infrastructure.

Other Expense, Net

     Other expense, net decreased $3.0 million to $1.1 million for the six months ended June 26, 2004 from the comparable prior-year period. The net decrease was primarily due to lower interest expense resulting from the effect of interest rate swaps entered into during the fourth quarter of 2003 (accounting for a decrease of $2.8 million).

Income Taxes

     For the six months ended June 26, 2004, our effective tax rate decreased to 37.2% from 37.6% for the comparable prior-year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to state income taxes.

Liquidity and Capital Resources

     Our principal capital requirements include the funding of acquisitions, repurchases of common stock, working capital needs, and capital expenditures. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Because sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.

     We finance our business primarily through cash generated from our operations, revolving credit facilities, private-placement debt and stock issuances. Our principal sources of cash are from our operations and short-term and long-term debt financings. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain consistent in the foreseeable future.

     Net cash flow provided by operating activities was $60.7 million for the six months ended June 26, 2004 compared to $41.0 million for the comparable prior-year period. This net change of $19.7 million was due primarily to changes in working capital accounts (accounting for an increase of $10.1 million) and an increase in net income (accounting for an increase of $9.5 million).

     Net cash used in investing activities was $197.0 million for the six months ended June 26, 2004 compared to $78.9 million for the comparable prior-year period. The net change of $118.1 million was primarily due to payments for completed and pending business acquisitions accounting for $125.5 million. We expect to invest approximately $25.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer infrastructure systems and to integrate operations into our core infrastructure.

     Net cash provided by (used in) financing activities was $86.6 million for the six months ended June 26, 2004 compared to $(40.8) million for the comparable prior-year period. The net change of $127.4 million was primarily due to proceeds from bank borrowings (accounting for an increase of $180.0 million) and net proceeds from short-term bank borrowings (accounting for an increase of $96.8 million) borrowed to fund our completed and pending acquisitions, partially offset by repayments of the debt assumed in business acquisitions (accounting for a decrease of $113.8 million) and payments to repurchase our common stock (accounting for a decrease of $46.0 million).

     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 26,	December 27,
	2004	2003
Cash and cash equivalents	$106,337	$157,351
Marketable securities, including non-current	—	14,496
Working capital	597,538	637,296

Bank credit lines	$85,033	$6,059
Current maturities of long-term debt	3,114	3,253
Long-term debt	420,877	247,100

Total debt	$509,024	$256,412

     Our cash and cash equivalents consist of bank balances and investments in money market funds. These are overnight investments with a high degree of liquidity.

     Our business requires a substantial investment in working capital, which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities, and our desired level of inventory.

     Our accounts receivable days sales outstanding increased to 48.4 days for the six months ended June 26, 2004 from 46.9 days for the comparable prior-year period. The increase of 1.5 days was due to our acquisition of the Demedis Group on June 18, 2004 (accounting for an increase of 1.0 day) and extended collection periods for our customers, mainly acute-care (accounting for an increase of approximately 0.5 days). Our inventory turnover remained consistent in relation to the comparable prior-year period at an annualized 6.5 turns for the six months ended June 26, 2004. We anticipate future increases in our working capital requirements as a result of continued sales growth.

     In prior years, we completed private-placement transactions under which we issued $130.0 million and $100.0 million in senior notes. The $130.0 million notes mature on June 30, 2009 and bear interest at a fixed rate of 6.94% per annum. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes and bear interest at a fixed rate of 6.66% per annum. Interest on both notes is payable semi-annually.

     During the fourth quarter of 2003, we entered into agreements relating to the $230.0 million senior notes to exchange our fixed interest rates for variable interest rates. For the six months ended June 26, 2004, the weighted-average variable interest rate was 4.26%. This weighted-average variable interest rate comprises LIBOR, plus the spread and resets on the interest due dates for the senior notes.

     We have a revolving credit facility of $200 million that is a four-year committed line scheduled to terminate in May 2006 of which $30 million was borrowed as of June 26, 2004. We had $85 million of other short-term bank borrowings outstanding as of June 26, 2004.

     We financed our acquisition of the Demedis Group with cash on hand, borrowings under our existing revolving credit facility and with proceeds from a bridge loan in the amount of $150.0 million. This bridge loan had a variable interest rate of 2.0% as of June 26, 2004 and matures on the earlier of the day following the receipt of proceeds from a permanent financing or December 17, 2004. We classified the bridge loan as non-current in our accompanying balance sheet because we expect to repay it with the net proceeds from a long-term financing and currently have the ability to repay such debt through our existing revolving credit facility.

     On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. During the second quarter of 2004, we completed the repurchase of the entire two million shares under this initiative.

     On June 21, 2004, we announced that our Board of Directors had authorized a second repurchase program. The new program allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. As of June 26, 2004, we had not repurchased any shares under this initiative.

     Some holders of minority interests in certain of our subsidiaries have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula price based on earnings of the entity. Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We have not accrued any liabilities that may arise from these transactions because the outcome of the contingency is not determinable beyond a reasonable doubt.

     We finance our business to provide adequate funding for at least 12 months. Funding requirements are based on forecasted profitability and working capital needs, which, on occasion, may change. Consequently, we may change our funding structure to reflect any new requirements.

     We believe that our cash and cash equivalents, ability to access public and private debt and equity markets, and available funds under existing credit facilities provide us sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Seasonality and Other Factors Affecting Our Business

     Our business has been subject to seasonal and other quarterly influences. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment, and seasonal products, purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter primarily due to increased purchases in the prior two quarters.

     Quarterly results also may be adversely affected by other factors, including changes in customer purchasing patterns; costs of developing new applications and services, timing of seasonal product sales including influenza vaccine sales, costs related to acquisitions of technologies or businesses, including our acquisition of the Demedis Group, the timing and amount of sales and marketing expenditures, general economic conditions, as well as those specific to the healthcare industry and related industries, the timing and amounts of sales and marketing expenditures, general economic conditions, as well as those specific to the healthcare industry and related industries, the timing of the release of functions of our technology-related products and services and our success in establishing additional business relationships.

E-Commerce

     Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. Our distribution business is characterized by rapid technological developments and intense competition. The advancement of on-line commerce will require us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of consumers and our clients on a timely basis, particularly in response to competitive offerings.

     Through our proprietary technologically-based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service, coupled with our name recognition and large customer base built on solid customer relationships, positions us well to participate in this growing aspect of the distribution business. We continue to explore ways to improve and expand our Internet presence and capabilities.

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2003.

Risk Factors

The healthcare products distribution industry is highly competitive and we may not be able to compete successfully.

     We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and by-pass distributors like us. Industry consolidation among healthcare products distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

The healthcare industry is experiencing changes which could adversely affect our business.

     The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences. In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans, pressures relating to potential healthcare reform, trends toward managed care, consolidation of healthcare distribution companies, collective purchasing arrangements among office-based healthcare practitioners and reimbursements to customers. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected. In addition, the enactment of any significant healthcare reforms could have a material adverse effect on our business.

We must comply with government regulations governing the distribution of pharmaceuticals and medical devices and additional regulations could negatively affect our business.

     Our business is subject to requirements under various local, state and federal governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices. Among the federal laws with which we must comply are the Controlled Substances Act and the Federal Food, Drug, and Cosmetic Act, including the Prescription Drug Marketing Act of 1987 and the Safe Medical Devices Act. Such laws:

•	regulate the storage and distribution, labeling, handling, record keeping, manufacturing and advertising of drugs and medical devices;

•	subject us to inspection by the Federal Food and Drug Administration and the Drug Enforcement Administration;

•	regulate the transportation of certain of our products that are considered hazardous materials;

•	require registration with the Federal Food and Drug Administration and the Drug Enforcement Administration;

•	require us to coordinate returns of products that have been recalled and subject us to inspection of our recall procedures; and

•	impose reporting requirements if a pharmaceutical or medical device causes serious illness, injury or death.

     Our business is also subject to requirements of foreign governmental laws and regulations affecting our operations abroad.

     The failure to comply with any of these regulations or the imposition of any additional regulations could negatively affect our business. There can be no assurance that current or future U.S. or foreign government regulations will not adversely affect our business.

Our international operations are subject to inherent risks, which could adversely affect our operating results.

     International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition. The risks that our international operations are subject to include:

•	difficulties and costs relating to staffing and managing foreign operations;

•	difficulties in establishing channels of distribution;

•	fluctuations in the value of foreign currencies;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	repatriation of cash from our foreign operations to the United States;

•	cumbersome regulatory requirements;

•	unexpected difficulties in importing or exporting our products;

•	imposition of import/export duties, quotas, sanctions or penalties; and

•	unexpected regulatory, economic and political changes in foreign markets.

     As a result of our acquisition of the Demedis Group, our foreign operations are significantly larger and, therefore, our exposure to the risks inherent in international operations has become greater.

We experience fluctuations in quarterly earnings. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

     Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment and seasonal products, purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased purchases in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:

•	changes in customer purchasing patterns;

•	costs of developing new applications and services;

•	timing of seasonal product sales including influenza vaccine sales;

•	costs related to acquisitions of technologies or businesses, including our acquisition of the Demedis Group;

•	the timing and amount of sales and marketing expenditures;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of functions of our technology-related products and services; and

•	our success in establishing additional business relationships.

     Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet market expectations, our stock price may decline.

Our expansion through acquisitions and joint ventures involves several risks.

     We have expanded our domestic and international markets in part through acquisitions and joint ventures, and we expect to continue to make acquisitions and enter into joint ventures in the future. Such transactions involve numerous risks, including possible adverse effects on our operating results or the market price of our common stock. Some of our acquisitions and future acquisitions may also give rise to an obligation by us to make contingent payments or to satisfy certain repurchase obligations, which payments could have an adverse effect on our results of operations. In addition, integrating acquired businesses and joint ventures:

•	may result in a loss of customers or product lines of the acquired businesses or joint ventures;

•	requires significant management attention; and

•	may place significant demands on our operations, information systems and financial resources.

     There can be no assurance that our future acquisitions or joint ventures will be successful. Our ability to continue to successfully effect acquisitions and joint ventures will depend upon the following:

•	the availability of suitable acquisition or joint venture candidates at acceptable prices;

•	our ability to consummate such transactions, which could potentially be prohibited due to national or international antitrust regulations; and

•	the availability of financing on acceptable terms, in the case of non-stock transactions.

We face inherent risk of exposure to product liability and other claims in the event that the use of the products we sell results in injury.

     Our business involves a risk of product liability and other claims and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. Additionally, we own a majority interest in a company that manufactures dental implants and we are subject to the potential risk of product liability or other claims relating to the manufacture of products by that entity. One of the potential risks we face in the distribution of our products is liability resulting from counterfeit products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability. We have insurance policies, including product liability insurance, covering risks and in amounts we consider adequate. Additionally, in many cases we are covered by indemnification from the manufacturer of the product. However, we cannot assure you that the coverage maintained by us is sufficient to cover future claims or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for us. A successful claim brought against us in excess of available insurance or indemnification, or any claim that results in significant adverse publicity against us, could harm our business.

Our technology segment depends upon continued product development, technical support and successful marketing.

     Competition among companies supplying practice management software is intense and increasing. Our future sales of practice management software will depend on, among other factors:

•	the effectiveness of our sales and marketing programs;

•	our ability to enhance our products; and

•	our ability to provide ongoing technical support.

     We cannot be sure that we will be successful in introducing and marketing new software or software enhancements, or that such software will be released on time or accepted by the market. Our software products, like software products generally, may contain undetected errors or bugs when introduced or as new versions are released. We cannot be sure that future problems with post-release software errors or bugs will not occur. Any such defective software may result in increased expenses related to the software and could adversely affect our relationships with the customers using such software. We do not have any patents on our software, and rely upon copyright, trademark and trade secret laws, as well as contractual and common law protections. We cannot assure you that such legal protections will be available or enforceable to protect our software products.

Our revenues depend on our relationships with capable sales personnel as well as key customers, vendors and manufacturers of the products we distribute.

     Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as key customers, vendors and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may suffer.

Our future performance is materially dependent upon our senior management.

     Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Stanley M. Bergman, Chairman, Chief Executive Officer and President, among others. The loss of the services of Mr. Bergman could have a material adverse effect on our business. We have an employment agreement with Mr. Bergman. We do not currently have “key man” life insurance policies on any of our employees. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.

Increases in the cost of shipping or service trouble with our third party shippers could harm our business.

     Shipping is a significant expense in the operation of our business. We ship almost all of our U.S. orders by United Parcel Service, Inc. and other delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.

We may not be able to respond to technological change effectively.

     Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. Our distribution business is characterized by rapid technological developments and intense competition. The advancement of on-line commerce will require us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of consumers and our clients on a timely basis, particularly in response to competitive offerings. Our inability to anticipate and effectively respond to changes on a timely basis could have an adverse effect on our business.

We are exposed to the risk of an increase in interest rates.

     During the fourth quarter of 2003, we entered into interest rate swap agreements to exchange our fixed rate interest rates for variable interest rates payable on our $230 million senior notes. Our fixed interest rates on the senior notes were 6.94% and 6.66% for the $130 million and $100 million senior notes, respectively. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines, including the $150 million bridge loan, and loan agreements, we are exposed to risk from fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would increase our annual interest expense by approximately $4.7 million.

Our acquisition of the Demedis Group may not result in the benefits and revenue growth we expect.

     On June 18, 2004, we acquired the Demedis Group. We will be integrating these companies with one management and assimilating the operations, services, products and personnel of each company with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from this acquisition or that we will not incur unforeseen additional costs or expenses in connection with this acquisition. To effectively manage our expected future growth, we must continue to successfully manage our integration of the Demedis Group and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

The market price for our common stock may be highly volatile.

     The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	our financial condition, results of operations and prospects;

•	any future issuances of our common stock, which may include primary offerings for cash, issuances in connection with business acquisitions, and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities.

     In addition, the Nasdaq National Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on Nasdaq. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would harm our business.

Certain provisions in our governing documents and other documents to which we are a party may discourage third party offers to acquire us that might otherwise result in our stockholders receiving a premium over the market price of their shares.

     The provisions of our certificate of incorporation and by-laws may make it more difficult for a third party to acquire us, may discourage acquisition bids, and may limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions, among other things:

•	require the affirmative vote of the holders of at least 60% of the shares of common stock entitled to vote to approve a merger, consolidation, or a sale, lease, transfer or exchange of all or substantially all of our assets; and

•	require the affirmative vote of the holders of at least 66 2/3% of our common stock entitled to vote to:

•	remove a director; and

•	to amend or repeal our by-laws, with certain limited exceptions.

     In addition, both the Henry Schein, Inc. 1994 Stock Incentive Plan and the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan provide for accelerated vesting of stock options upon a change in control, and certain agreements between us and our executive officers provide for increased severance payments if those executive officers are terminated without cause within two years after a change in control. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and President (“CEO”) and our Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and CFO concluded that as of June 26, 2004, our disclosure controls and procedures were effective in ensuring that all material information required to be filed in this report has been made known to them in a timely manner.

Changes in Internal Control over Financial Reporting

     There have been no significant changes in our internal control over financial reporting that occurred during the quarter ended June 26, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     As of June 26, 2004, we had accrued our best estimate of potential losses relating to product liability, class action and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including potential recoveries from third parties. In addition, we believe that no amount of losses in excess of this accrued amount were reasonably estimable or reasonably possible to result in a liability.

Product Liability Claims

     As of June 26, 2004, we were a defendant in approximately 40 product liability cases. Of these cases, six involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private-brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of us pending product identification; however, we have impleaded or filed cross claims against the manufacturers in each case in which we are a defendant.

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

Purported Class Action in New Jersey

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled “West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor,” Case No. MRS-L-421-02. The plaintiffs’ complaint purports to be on behalf of a nationwide class, but there has been no court determination that the case may proceed as a class action. Plaintiffs seek to represent a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion, and promissory estoppel relating to sales of a vaccine product in the year 2001. We filed an answer in October 2002. The class action discovery period ended on February 23, 2004. Because the plaintiffs have not specified damages, it is not possible to determine the range of damages or other relief sought by the plaintiffs. We moved to dismiss the class action allegations of the complaint and plaintiffs cross moved for a class action determination. The motions will be heard in August 2004. We intend to vigorously defend ourselves against this claim, as well as all other claims, suits and complaints.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Changes in securities

     None.

Sale of securities and use of proceeds

     None.

Purchases of equity securities by the issuer

     The following table summarizes repurchases of our common stock under our stock repurchase program:

	Total		Maximum Number of
	Number	Average	Shares that May Yet
	of Shares	Price Paid	Be Purchased Under
Period	Purchased (1)	per Share	Our Programs (2) (3)
12/28/03 through 1/31/04	54,000	$69.61	611,000
2/01/04 through 2/28/04	73,500	69.89	537,500
2/29/04 through 3/27/04	130,900	69.71	406,600
3/28/04 through 4/24/04	—	—	406,600
4/25/04 through 5/29/04	344,100	69.48	62,500
5/30/04 through 6/26/04	62,500	64.56	1,548,227

Total	665,000	$69.12

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. Through the close of the second quarter of 2004, we had completed the repurchase of the entire two million shares under this initiative.

(3)	On June 21, 2004, we announced that our Board of Directors had authorized a second repurchase program. The new program allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. Through the close of the second quarter of 2004, we had not repurchased any shares under this initiative. Using the closing price of our common stock on June 26, 2004, we had 1,548,227 shares available to purchase under this new program.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At our Annual Meeting of Stockholders held on May 25, 2004, our stockholders took the following actions:

(i) Re-elected the following individuals to our Board of Directors:

Stanley M. Bergman	(35,844,661 shares voting for, 1,369,710 shares withheld)
Barry J. Alperin	(35,266,958 shares voting for, 1,947,413 shares withheld)
Gerald A. Benjamin	(35,891,654 shares voting for, 1,322,717 shares withheld)
James P. Breslawski	(35,891,297 shares voting for, 1,323,074 shares withheld)
Dr. Margaret A. Hamburg	(36,752,584 shares voting for, 461,787 shares withheld)
Pamela Joseph	(19,934,944 shares voting for, 17,279,427 shares withheld)
Donald J. Kabat	(35,268,260 shares voting for, 1,946,111 shares withheld)
Philip A. Laskawy	(36,683,034 shares voting for, 531,337 shares withheld)
Norman S. Matthews	(35,022,610 shares voting for, 2,191,761 shares withheld)
Mark E. Mlotek	(35,884,558 shares voting for, 1,329,813 shares withheld)
Steven Paladino	(35,469,169 shares voting for, 1,745,202 shares withheld)
Marvin H. Schein	(33,079,006 shares voting for, 4,135,365 shares withheld)
Irving Shafran	(36,738,783 shares voting for, 475,588 shares withheld)
Dr. Louis W. Sullivan	(35,321,862 shares voting for, 1,892,509 shares withheld)

(ii) Approved our Amended and Restated Henry Schein, Inc. 1994 Stock Incentive Plan (25,281,650 shares voting for; 7,762,896 shares voting against; 89,750 shares abstaining).

(iii) Approved Amendments to our 1996 Non-Employee Director Stock Incentive Plan (26,502,344 shares voting for; 5,963,739 shares voting against; 668,213 shares abstaining).

(iv) Approved the adoption of our the Henry Schein, Inc. 2004 Employee Stock Purchase Plan (32,203,320 shares voting for; 865,645 shares voting against; 65,331 shares abstaining).

(v) Ratified the selection of BDO Seidman, LLP as our independent auditors for the year ending December 25, 2004 (36,791,856 shares voting for; 362,814 shares voting against; 62,137 shares abstaining).

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

2.1	Sale and Purchase Agreement Regarding the Shares in Demedis Dental Business effective as of January 8, 2004 between us and the consortium of investors led by private equity funds advised by Permira.

2.2	Sale and Purchase Agreement Regarding the Shares in DentalMV GmbH effective as of January 8, 2004 between us and the consortium of investors led by private equity funds advised by Permira.

10.1	Henry Schein, Inc. 1994 Stock Incentive Plan as amended and restated effective as of April 1, 2004.*

10.2	Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan as amended and restated effective as of May 25, 2004.*

10.3	Henry Schein, Inc. 2004 Employee Stock Purchase Plan effective as of January 1, 2005.*

10.4	Credit Agreement, dated as of June 17, 2004 among us, the several guarantors from time to time parties hereto, JPMorgan Chase Bank, as administrative agent for Lenders hereunder, Lehman Commercial Paper Inc., as syndication agent, J.P. Morgan Securities Inc. and Lehman Brothers Inc. as lead arrangers and joint bookrunners, and the several lenders and other financial institutions or entities from time to time parties hereto.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to our Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 27, 2004.

(b)	Reports on Form 8-K.

On April 27, 2004, we filed a report on Form 8-K under Items 7 and 12 to provide the press release reporting the financial results for the first quarter ended March 27, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino

Steven Paladino
Executive Vice President,
Chief Financial Officer and Director
(principal financial and accounting officer)
Dated: August 2, 2004