Form 10-Q
period 2004-09-25
SCHEIN HENRY INC
filed 2004-11-02
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2004

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

Yes [X]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

     As of October 27, 2004, there were 43,263,489 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 25,	December 27,
	2004	2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,971	$157,351
Accounts receivable, net of reserves of $41,037 and $43,203	542,523	467,085
Inventories	449,844	385,846
Deferred income taxes	28,696	30,559
Prepaid expenses and other	166,219	115,643

Total current assets	1,260,253	1,156,484
Property and equipment, net	171,683	154,205
Goodwill	564,236	398,888
Other intangibles, net	134,620	37,551
Investments and other	81,479	72,242

Total assets	$2,212,271	$1,819,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$262,083	$278,163
Bank credit lines	6,824	6,059
Current maturities of long-term debt	3,896	3,253
Accrued expenses:
Payroll and related	70,259	68,214
Taxes	57,234	45,969
Other	129,761	117,530

Total current liabilities	530,057	519,188
Long-term debt	522,767	247,100
Deferred income taxes	66,540	32,938
Other liabilities	22,226	4,494

Minority interest	11,367	11,532
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 authorized, none outstanding	—	—
Common stock, $.01 par value, 120,000,000 authorized, 43,374,760 and 43,761,973 outstanding	434	438
Additional paid-in capital	445,825	445,118
Retained earnings	590,536	533,654
Accumulated other comprehensive income	22,980	24,999
Deferred compensation	(461)	(91)

Total stockholders’ equity	1,059,314	1,004,118

Total liabilities and stockholders’ equity	$2,212,271	$1,819,370

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net sales	$1,033,625	$892,718	$2,865,946	$2,406,881
Cost of sales	759,597	641,218	2,109,376	1,733,435

Gross profit	274,028	251,500	756,570	673,446
Operating expenses:
Selling, general and administrative	220,873	175,100	593,530	498,811

Operating income	53,155	76,400	163,040	174,635
Other income (expense):
Interest income	1,684	2,197	6,351	6,510
Interest expense	(6,251)	(4,812)	(12,367)	(14,140)
Other, net	120	328	451	1,255

Income before taxes on income, minority interest, equity in earnings of affiliates and loss on sale of discontinued operation	48,708	74,113	157,475	168,260
Taxes on income from continuing operations	(18,022)	(27,569)	(58,466)	(62,982)
Minority interest in net loss (income) of subsidiaries	72	(363)	(1,707)	(1,974)
Equity in earnings of affiliates	746	178	1,331	676

Net income from continuing operations	31,504	46,359	98,633	103,980
Loss on sale of discontinued operation, net of tax	—	(2,012)	—	(2,012)

Net income	$31,504	$44,347	$98,633	$101,968

Earnings from continuing operations per common share:
Basic	$0.72	$1.06	$2.26	$2.38

Diluted	$0.71	$1.03	$2.20	$2.32

Loss on sale of discontinued operation, net of tax per common share:
Basic	$—	$(0.05)	$—	$(0.05)

Diluted	$—	$(0.04)	$—	$(0.04)

Earnings per common share:
Basic	$0.72	$1.02	$2.26	$2.33

Diluted	$0.71	$0.99	$2.20	$2.27

Weighted-average common shares outstanding:
Basic	43,520	43,609	43,737	43,706

Diluted	44,495	44,885	44,884	44,896

See accompanying notes.

HENRY SCHEIN, INC .

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 25,	September 27,
	2004	2003
Cash flows from operating activities of continuing operations:
Net income	$98,633	$101,968
Loss on sale of discontinued operation, net of tax	—	2,012

Net income from continuing operations	98,633	103,980
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	33,231	25,956
Provision for losses on trade and other accounts receivable	1,789	4,374
Deferred income taxes	3,199	6,962
Stock issued to 401(k) plan	2,805	2,300
Undistributed earnings of affiliates	(1,331)	(676)
Minority interest in net income of subsidiaries	1,707	1,974
Other	4,033	(102)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,052)	(115,673)
Inventories	(10,276)	(27,456)
Other current assets	4,603	4,893
Accounts payable and accrued expenses	(47,762)	11,559

Net cash provided by operating activities of continuing operations	57,579	18,091

Cash flows from investing activities:
Purchases of fixed assets	(24,687)	(29,045)
Payments for business acquisitions, net of cash acquired	(152,029)	(67,797)
Payments related to pending business acquisitions	(13,489)	—
Purchases of marketable securities	—	(39,139)
Proceeds from sales of marketable securities	14,472	20,104
Proceeds from maturities of marketable securities	—	38,130
Other, including discontinued operation	(2,383)	(671)

Net cash used in investing activities	(178,116)	(78,418)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	240,000	—
Payments for debt issuance costs	(5,154)	—
Net proceeds from (payments on) bank borrowings	(6,081)	682
Repayment of debt assumed in business acquisitions	(135,718)	—
Principal payments on long-term debt	(3,064)	(7,186)
Proceeds from issuance of stock upon exercise of stock options	19,253	18,378
Payments for repurchases of common stock	(70,666)	(57,727)
Other	(789)	(118)

Net cash provided by (used in) financing activities	37,781	(45,971)

Net change in cash and cash equivalents	(82,756)	(106,298)
Effect of exchange rate changes on cash and cash equivalents	(1,624)	(1,496)
Cash and cash equivalents, beginning of period	157,351	200,651

Cash and cash equivalents, end of period	$72,971	$92,857

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

     Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements.

     The consolidated financial statements reflect all adjustments considered necessary for a fair statement of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 27, 2003.

     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 25, 2004 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 25, 2004.

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

     Our dental group serves office-based dental practices in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, as well as surgical centers and other alternate-care settings and veterinarian clinics throughout the United States. Our international group serves practices in 15 countries outside of North America and is a leading Pan-European healthcare supplier serving office-based dental, medical, and veterinary practices.

     Our technology group provides software, technology, and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice management software systems for dental practices and veterinary clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 2. Segment Data (Continued)

     The following tables present information about our business segments:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net Sales:
Healthcare distribution:
Dental	$399,324	$339,409	$1,146,243	$985,318
Medical	363,660	396,464	1,055,677	957,909
International	249,797	138,411	603,181	409,181

Total healthcare distribution	1,012,781	874,284	2,805,101	2,352,408
Technology	20,844	18,434	60,845	54,473

Total	$1,033,625	$892,718	$2,865,946	$2,406,881

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Operating Income:
Healthcare distribution	$45,633	$69,137	$140,561	$152,559
Technology	7,522	7,263	22,479	22,076

Total	$53,155	$76,400	$163,040	$174,635

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income as reported	$31,504	$44,347	$98,633	$101,968
Deduct: Tax affected stock-based compensation expense determined under fair value method	(2,358)	(1,995)	(6,504)	(5,395)

Pro forma net income	$29,146	$42,352	$92,129	$96,573

Earnings per common share, as reported:
Basic	$0.72	$1.02	$2.26	$2.33

Diluted	$0.71	$0.99	$2.20	$2.27

Earnings per common share, pro forma:
Basic	$0.67	$0.97	$2.11	$2.21

Diluted	$0.66	$0.94	$2.05	$2.15

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4. Acquisitions

     On June 18, 2004, we acquired all of the outstanding equity shares of Demedis GmbH (excluding its Austrian operations), a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries, and Euro Dental Holding GmbH, which included KRUGG S.p.A., Italy’s leading distributor of dental consumable products, and DentalMV GmbH (otherwise known as Muller & Weygandt, or “M&W”). We refer to these entities collectively as the “Demedis Group.”

     As part of our agreement with the German regulatory authorities, we agreed to divest M&W shortly after the consummation of the acquisition. On July 16, 2004, this divestiture was completed for EUR 50.0 million (or $62.2 million), including the assumption of debt of approximately EUR 27.5 million (or $34.2 million), resulting in a reduction of the purchase price for the Demedis Group.

     As part of the agreement to divest M&W, we were entitled to receive 50% of the net sale proceeds in excess of EUR 55.0 million, in the event M&W was subsequently resold before June 18, 2005. On September 24, 2004, an agreement was signed to resell M&W for an amount that resulted in our realizing a share of the net sales proceeds equal to EUR 26.4 million (or $32.4 million), which we received in October 2004. The accrual of this receivable as of September 25, 2004 was included in other current assets and was treated as a reduction of the purchase price for the Demedis Group.

     The regulatory authorities are continuing their review of our pending acquisition of the Demedis Group’s business in Austria, which operates under the Austrodent brand. Of the total purchase price for the Demedis Group, EUR 11.0 million (or $13.5 million) was attributable to Austrodent, which is included in other non-current assets as of September 25, 2004. In the event that we receive regulatory approval to acquire Austrodent, this amount will be reclassified based on the fair value of the assets and liabilities acquired through a purchase price allocation, with an increase to goodwill for any excess of purchase price over fair value. In the event that we do not receive regulatory approval to acquire Austrodent, we are entitled to receive the proceeds through a sale of Austrodent, net of selling costs, up to EUR 11.0 million. Any shortfall between the EUR 11.0 million and the proceeds received upon a subsequent sale of Austrodent will be recorded as an addition to goodwill of the Demedis Group.

     Excluding its Austrian operations and giving effect to the additional proceeds received from the divestiture and subsequent resale of M&W as discussed above, the purchase price for the Demedis Group was approximately EUR 183.1 million (or $220.9 million), including transaction costs and the assumption of debt. We preliminarily allocated $35.7 million of the total purchase price to tangible assets and liabilities, $62.2 million to identifiable intangible assets ($45.2 million to definite-lived customer relationships; $4.4 million to definite-lived trademarks and trade names; and $12.6 million to indefinite-lived trademarks and trade names) and the remainder of $123.0 million to goodwill. This preliminary purchase price allocation is based on our best estimates and is subject to change.

     We financed the acquisition primarily with cash on hand, borrowings under our existing revolving credit facility and with proceeds from a bridge loan in the amount of $150.0 million. These borrowings were repaid in full with the net proceeds from the issuance of $240.0 million of long-term convertible debt on August 9, 2004 as discussed in footnote 5.

     The operating results of the Demedis Group, including M&W (which was accounted for using the equity method through the date of the divestiture) and excluding Austrodent, are included in the accompanying financial statements since the acquisition date of June 18, 2004.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4. Acquisitions (Continued)

     Assuming the acquisition of the Demedis Group occurred at the beginning of our fiscal year ended December 27, 2003, excluding the results of Austrodent and M&W, our pro forma net sales would have been approximately $973.2 million for the three month period ended September 27, 2003 and $3.0 billion and $2.6 billion for the nine month periods ended September 25, 2004 and September 27, 2003. These unaudited net sales amounts do not purport (i) to be indicative of what our net sales would have been had the above transaction been completed at the beginning of our fiscal year ended December 27, 2003 or (ii) to project our net sales for any other interim period or for the year ending December 25, 2004. The pro forma effect of the acquisition of the Demedis Group on our net income and earnings per share was not material.

     In January 2004, we paid approximately $44.2 million towards the acquisition of Camlog Holding AG ("Camlog"), a Swiss manufacturer and marketer of dental implants used in tooth replacement, whereby we acquired 50.1% of the outstanding equity shares. On July 2, 2004, we paid approximately $387 as a final payment upon the closing of our acquisition of Camlog. The operating results of Camlog are included in the accompanying financial statements since the acquisition close date.

     We preliminarily allocated the total purchase price for Camlog of approximately $45.6 million, including transaction costs, as follows: a net liability of $8.3 million to tangible assets and liabilities; $33.7 million to identifiable intangible assets ($14.8 million to definite-lived customer relationships; $14.6 million to definite-lived patents; and $4.3 million to indefinite-lived trademarks and trade names) and the remainder of $20.2 million to goodwill. This preliminary purchase price allocation is based on our best estimates and is subject to change. The pro forma effect of the acquisition of Camlog on our financial statements was not material.

     During the nine months ended September 25, 2004, we also made an earn-out payment related to a prior period acquisition and completed other transactions that resulted in recording additional goodwill. None of these transactions were material individually or in the aggregate.

Note 5. Convertible Debt Issuance

     On August 9, 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 10.79 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $92.68 per share, under the following circumstances:

•	if the last price of our common stock is above 130% of the conversion price measured over a specified number of trading days;

•	during the five business-day period following any 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 98% of the average conversion value for the notes during that period;

•	if the notes have been called for redemption; or

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 5. Convertible Debt Issuance (Continued)

•	upon the occurrence of a fundamental change or specified corporate transactions, as defined in the note agreement.

     Upon conversion, we will satisfy our conversion obligation with respect to the principal amount of the notes to be converted in cash, with any remaining amount to be satisfied in shares of our common stock. We will also pay contingent interest during any six-month interest period beginning August 15, 2010 if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.

Note 6. Earnings Per Share

     A reconciliation of shares used in calculating earnings per basic and diluted common share follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Basic	43,519,878	43,608,925	43,736,817	43,705,692
Effect of assumed conversion of employee stock options	974,676	1,276,045	1,146,797	1,190,056

Diluted	44,494,554	44,884,970	44,883,614	44,895,748

     Weighted-average options to purchase 1,161,398 and 4,077 shares of common stock at prices ranging from $63.71 to $70.98 and $57.00 to $59.10 per share that were outstanding during the three months ended September 25, 2004 and September 27, 2003 were excluded from the computation of earnings per diluted common share. Weighted-average options to purchase 878,945 and 41,988 shares of common stock at prices ranging from $68.83 to $70.98 and $48.81 to $59.10 per share that were outstanding during the nine months ended September 25, 2004 and September 27, 2003 were excluded from the computation of earnings per diluted common share. In each of these periods, the exercise prices of these options exceeded the average fair market value of our common stock.

Note 7. Comprehensive Income

     Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income primarily includes net income and foreign currency translation adjustments, but also includes unrealized gains and losses on hedging activities and marketable securities. Comprehensive income totaled $34.4 million and $96.6 million for the three and nine months ended September 25, 2004, and $43.7 million and $118.2 million for the three and nine months ended September 27, 2003.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 8. Supplemental Cash Flow Information

     Cash paid for interest and income taxes was:

	Nine Months Ended
	September 25,	September 27,
	2004	2003
Interest	$12,143	$16,429
Income taxes	39,601	22,664

     In connection with our acquisition of Camlog, we assumed $35.7 million of debt, which remained outstanding as of September 25, 2004. Additionally, as discussed in footnote 4, as of September 25, 2004, we accrued a receivable of EUR 26.4 million (or $32.4 million) in connection with the resale of M&W, which was treated as a reduction of the purchase price for the Demedis Group.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

     The nature of our business and the countries in which we operate subject us to changing economic, competitive, regulatory, and technological conditions, risks, and uncertainties. In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. The forward-looking statements included herein are based on then-current expectations of management. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate,” or other comparable terms.

     Forward-looking statements involve known and unknown factors, risks and uncertainties that may cause our actual results, performance and achievements, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Those factors, risks and uncertainties include, but are not limited to, the factors described under “Risk Factors” discussed later in this Form 10-Q. We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no duty and have no obligation to update forward-looking statements.

Recent Developments

     In October 2004, we revised guidance for 2004 earnings per diluted share to $3.03 — $3.07 from our previously issued guidance reported on August 27, 2004 of $3.55 — $3.61, as a result of a press release issued by Chiron Corporation stating that Chiron will not supply Fluvirin® influenza vaccine to the U.S. market for the current influenza season. On October 5, 2004, Chiron announced that this was the result of action by the U.K. regulatory body, the Medicines and Healthcare Products Regulatory Agency (MHRA), to temporarily suspend Chiron’s license to manufacture Fluvirin® influenza vaccine in Chiron’s Liverpool, U.K. facility. We are the primary distributor of Fluvirin® to the U.S. market and Chiron is currently our primary supplier of the influenza vaccine.

     It is not yet known whether the MHRA will lift the suspension in time for Chiron to produce the influenza vaccine for the 2005/2006 influenza season. Should Fluvirin® not be available for the 2005/2006 influenza season, in addition to lost earnings, we will record a pre-tax one-time charge of approximately $13 million related to a deferred expense incurred in connection with our Fluvirin® contract.

Executive-Level Overview

     We are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 450,000 customers worldwide, including dental practices and laboratories, physician practices, veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 70 years of experience distributing healthcare products. We are headquartered in Melville, New York; employ more than 9,000 people; and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Portugal, Australia and New Zealand. We also have affiliates in Iceland and Israel.

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

     Our dental group serves office-based dental practices in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, as well as surgical centers and other alternate-care settings and veterinarian clinics throughout the United States. Our international group serves practices in 15 countries outside of North America and is a leading Pan-European healthcare supplier serving office-based dental, medical, and veterinary practices.

     Our technology group provides software, technology, and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice management software systems for dental practices and veterinary clinics. To date, more than 50,000 of our software systems have been installed. Our technology group offerings also include financial services and continuing education services for practitioners.

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

Industry Consolidation

     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical, and veterinary markets, was estimated to produce revenues of approximately $17 billion in 2003 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations comprising anywhere from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

     Due in part to the inability of office-based healthcare practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has been characterized by frequent, small-quantity orders, and a need for rapid, reliable and substantially complete order fulfillment. The purchasing decisions within an office-based healthcare practice are typically made by the practitioner or an administrative assistant, and supplies and small equipment are generally purchased from more than one distributor, with one distributor serving as the primary supplier.

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

Results of Operations

     The following table summarizes the significant components of our operating results and cash flows for the three and nine months ended September 25, 2004 and September 27, 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Operating Results:
Net sales	$1,033,625	$892,718	$2,865,946	$2,406,881
Cost of sales	759,597	641,218	2,109,376	1,733,435

Gross profit	274,028	251,500	756,570	673,446
Operating expenses:
Selling, general and administrative	220,873	175,100	593,530	498,811

Operating income	$53,155	$76,400	$163,040	$174,635

Other expense, net	$(4,447)	$(2,287)	$(5,565)	$(6,375)
Net income from continuing operations	31,504	46,359	98,633	103,980
Loss on discontinued operation, net of tax	—	(2,012)	—	(2,012)
Net income	31,504	44,347	98,633	101,968
Cash Flows:
Net cash provided by operating activities from continuing operations			$57,579	$18,091
Net cash used in investing activities			(178,116)	(78,418)
Net cash provided by (used in) financing activities			37,781	(45,971)

Three Months Ended September 25, 2004 Compared to Three Months Ended September 27, 2003

Net Sales

     Net sales for the three months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

	September 25,	%of	September 27,	% of
	2004	Total	2003	Total
Healthcare distribution (1):
Dental (2)	$399,324	38.6%	$339,409	38.0%
Medical (3)	363,660	35.2%	396,464	44.4%
International (4)	249,797	24.2%	138,411	15.5%

Total healthcare distribution	1,012,781	98.0%	874,284	97.9%
Technology (5)	20,844	2.0%	18,434	2.1%

Total	$1,033,625	100.0%	$892,718	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold principally to healthcare professionals in the United States and Canada.

     The $140.9 million or 15.8% increase in net sales for the three months ended September 25, 2004 includes increases of 14.2% local currency growth (0.6% internally generated and 13.6% from acquisitions net of a divestiture) and 1.6% related to foreign currency exchange.

     The $59.9 million or 17.7% increase in dental net sales for the three months ended September 25, 2004 includes increases of 17.3% local currency growth (16.6% internally generated and 0.7% from acquisitions) and 0.4% related to foreign currency exchange. The 17.3% local currency growth was due to dental consumable merchandise sales growth of 15.5%, which was all internally generated (of which 7.5% related to sales of the Colgate and Pentron product lines), and dental equipment and service sales growth of 24.8% (21.3% internal growth). We expect that the Colgate and Pentron product lines, introduced through distribution agreements executed in 2004, will continue to contribute to our overall increase in dental net sales.

     The $32.8 million or 8.3% decrease in medical net sales for the three months ended September 25, 2004 includes a decrease of 15.2% internally generated, offset by an increase of 6.9% from acquisitions. This decrease in medical sales was primarily due to the absence of Fluvirin® influenza vaccine sales for the three months ended September 25, 2004 (refer to Recent Developments section) which totaled $94.5 million for the three months ended September 27, 2003 (accounting for a decrease of 23.8%). This decrease was offset by a $61.7 million increase in non-influenza vaccine sales (representing an increase of 20.4%, including 11.3% internal growth and 9.1% acquisition growth).

     The $111.4 million or 80.5% increase in international net sales for the three months ended September 25, 2004 includes increases of 71.1% in local currencies (5.0% internally generated and 66.1% from our acquisition of the Demedis Group and Camlog, net of a divestiture) and 9.4% due to foreign currency exchange.

     The $2.4 million or 13.1% increase in technology net sales for the three months ended September 25, 2004 includes increases of 12.9% internal growth and 0.2% due to foreign currency exchange. The increase was primarily due to our electronic services business, including dental claims processing.

Gross Profit

     Gross profit and gross margins by segment and in total for the three months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

	September 25,	Gross	September 27,	Gross
	2004	Margin %	2003	Margin %
Healthcare distribution	$258,529	25.5%	$237,314	27.1%
Technology	15,499	74.4%	14,186	77.0%

Total	$274,028	26.5%	$251,500	28.2%

     For the three months ended September 25, 2004, gross profit increased $22.5 million or 9.0% from the comparable prior-year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers realize higher gross margins to recover investments in research and development.

     Healthcare distribution gross profit increased $21.2 million or 8.9% for the three months ended September 25, 2004 from the comparable prior-year period primarily due to increased sales in 2004. Healthcare distribution gross profit margin decreased primarily due to the absence of Fluvirin® influenza vaccine sales during the three months ended September 25, 2004, and increased sales of lower-margin vaccines and injectable pharmaceutical products in our medical business.

     Technology gross profit increased $1.3 million or 9.3% for the three months ended September 25, 2004 from the comparable prior-year period. Technology gross profit margin decreased primarily due to changes in sales mix including increased sales in our electronic services business, including dental claims processing.

Selling, General and Administrative

     Selling, general and administrative expenses by segment and in total for the three months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

		%of		%of
	September 25,	Respective	September 27,	Respective
	2004	Net Sales	2003	Net Sales
Healthcare distribution	$212,897	21.0%	$168,174	19.2%
Technology	7,976	38.3%	6,926	37.6%

Total	$220,873	21.4%	$175,100	19.6%

     For the three months ended September 25, 2004, selling, general and administrative expenses increased $45.8 million or 26.1% from the comparable prior-year period. As a percentage of net sales, selling, general and administrative expenses increased from the comparable prior-year period primarily as a result of an increase in payroll as a percentage of sales related to current year acquisitions.

     As a component of selling, general and administrative expenses, selling expenses increased $24.4 million, or 21.8%, to $136.4 million for the three months ended September 25, 2004 from $112.0 million for the comparable prior-year period. The increase was primarily due to a $21.3 million or 24.7% increase in payroll expenses associated with current year acquisitions and increased sales volume. As a percentage of net sales, selling expenses increased to 13.2% from 12.5% for the comparable prior-year period, primarily as a result of an increase in payroll as a percentage of sales as a result of current year acquisitions.

     As a component of selling, general and administrative expenses, general and administrative expenses increased $21.4 million, or 33.9%, to $84.5 million for the three months ended September 25, 2004 from $63.1 million for the comparable prior-year period. The increase was primarily due to overall growth in our business. As a percentage of net sales, general and administrative expenses increased to 8.2% from 7.1% for the comparable prior-year period, primarily as a result of current year acquisitions.

Other Expense, Net

     Other expense, net for the three months ended September 25, 2004 and September 27, 2003 was as follows (in thousands):

	September 25,	September 27,
	2004	2003
Interest income	$1,684	$2,197
Interest expense	(6,251)	(4,812)
Other, net	120	328

Other expense, net	$(4,447)	$(2,287)

     Other expense, net increased $2.2 million to $4.4 million for the three months ended September 25, 2004 from the comparable prior-year period. The net increase was primarily due to a $1.4 million increase in interest expense related to our financing of the Demedis Group acquisition and a decrease of $513 thousand in interest income due to lower cash and marketable securities balances.

Income Taxes

     For the three months ended September 25, 2004, our effective tax rate decreased to 37.0% from 37.2% for the comparable prior-year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to foreign and state income taxes.

Nine Months Ended September 25, 2004 Compared to Nine Months Ended September 27, 2003

Net Sales

     Net sales for the nine months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

	September 25,	% of	September 27,	% of
	2004	Total	2003	Total
Healthcare distribution (1):
Dental (2)	$1,146,243	40.0%	$985,318	40.9%
Medical (3)	1,055,677	36.8%	957,909	39.8%
International (4)	603,181	21.1%	409,181	17.0%

Total healthcare distribution	2,805,101	97.9%	2,352,408	97.7%
Technology (5)	60,845	2.1%	54,473	2.3%

Total	$2,865,946	100.0%	$2,406,881	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold principally to healthcare professionals in the United States and Canada.

     The $459.1 million or 19.1% increase in net sales for the nine months ended September 25, 2004 includes increases of 16.9% local currency growth (7.1% internally generated and 9.8% from acquisitions net of a divestiture) and 2.2% related to foreign currency exchange.

     The $160.9 million or 16.3% increase in dental net sales for the nine months ended September 25, 2004 includes increases of 15.9% local currency growth (12.7% internally generated and 3.2% from acquisitions) and 0.4% related to foreign currency exchange. The 15.9% local currency growth was due to dental consumable merchandise sales growth of 15.2% (12.2% internal growth, of which 5.7% related to sales of the Colgate and Pentron product lines) and dental equipment and service sales growth of 18.6% (14.8% internal growth). We expect that the Colgate and Pentron product lines, introduced through distribution agreements executed in 2004, will continue to contribute to our overall increase in dental net sales.

     The $97.8 million or 10.2% increase in medical net sales for the nine months ended September 25, 2004 includes increases of 1.5% internally generated and 8.7% from acquisitions. The increase was primarily due to increased sales to physician’ offices and alternate care markets (accounting for an increase of $83.7 million or 8.6%), which increased primarily due to acquisitions (accounting for an increase of $83.4 million or 8.5%). Additionally, medical sales were impacted by the absence of Fluvirin® influenza vaccines in 2004 as previously discussed.

     The $194.0 million or 47.4% increase in international net sales for the nine months ended September 25, 2004 includes 35.6% in local currencies (6.5% internally generated and 29.1% from acquisitions net of a divestiture) and 11.8% due to foreign currency exchange. The increase was primarily due to our second quarter acquisition of the Demedis Group.

     The $6.4 million or 11.7% increase in technology net sales for the nine months ended September 25, 2004 includes increases of 9.2% internal growth, 2.4% acquisition growth and 0.1% due to foreign currency exchange. The increase was primarily due to our electronic services business, including dental claims processing.

Gross Profit

     Gross profit and gross margins by segment and in total for the nine months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

	September 25,	Gross	September 27,	Gross
	2004	Margin %	2003	Margin %
Healthcare distribution	$710,908	25.3%	$631,364	26.8%
Technology	45,662	75.0%	42,082	77.3%

Total	$756,570	26.4%	$673,446	28.0%

     For the nine months ended September 25, 2004, gross profit increased $83.1 million or 12.3% from the comparable prior-year period.

     Healthcare distribution gross profit increased $79.5 million or 12.6% for the nine months ended September 25, 2004 from the comparable prior-year period primarily due to increased sales in 2004. Healthcare distribution gross profit margin decreased primarily due to the absence of Fluvirin® influenza vaccine sales during 2004 and increased sales of lower-margin vaccines and injectable pharmaceutical products in our medical business.

     Technology gross profit increased $3.6 million or 8.5% for the nine months ended September 25, 2004 from the comparable prior-year period. Technology gross profit margin decreased primarily due to changes in sales mix including increased sales in our electronic services business, including dental claims processing.

Selling, General and Administrative

     Selling, general and administrative expenses by segment and in total for the nine months ended September 25, 2004 and September 27, 2003 were as follows (in thousands):

		%of		%of
	September 25,	Respective	September 27,	Respective
	2004	Net Sales	2003	Net Sales
Healthcare distribution	$570,349	20.3%	$478,805	20.4%
Technology	23,181	38.1%	20,006	36.7%

Total	$593,530	20.7%	$498,811	20.7%

     For the nine months ended September 25, 2004, selling, general and administrative expenses increased $94.7 million or 19.0% from the comparable prior-year period. As a percentage of net sales, selling, general and administrative expenses were consistent with the comparable prior-year period.

     As a component of selling, general and administrative expenses, selling expenses increased $58.9 million, or 18.7%, to $373.4 million for the nine months ended September 25, 2004 from $314.5 million for the comparable prior-year period. The increase was primarily due to a $50.2 million or 20.7% increase in payroll expenses primarily associated with current year acquisitions and increased sales volume. As a percentage of net sales, selling expenses decreased to 13.0% from 13.1% for the comparable prior-year period, primarily as a result of a decrease in payroll expenses as a percentage of net sales realized by leveraging our distribution infrastructure.

     As a component of selling, general and administrative expenses, general and administrative expenses increased $35.8 million, or 19.4%, to $220.1 million for the nine months ended September 25, 2004 from $184.3 million for the comparable prior-year period. The increase was primarily due to the overall growth in our business. As a percentage of net sales, general and administrative expenses remained constant at 7.7% from the comparable prior-year period.

Other Expense, Net

     Other expense, net for the nine months ended September 25, 2004 and September 27, 2003 was as follows (in thousands):

	September 25,	September 27,
	2004	2003
Interest income	$6,351	$6,510
Interest expense	(12,367)	(14,140)
Other, net	451	1,255

Other expense, net	$(5,565)	$(6,375)

     Other expense, net decreased $810 thousand to $5.6 million for the nine months ended September 25, 2004 from the comparable prior-year period. The $1.8 million decrease in interest expense was primarily due to a $4.0 million decrease related to the effect of interest rate swaps entered into during the fourth quarter of 2003, partially offset by a $2.2 million increase in interest expense (of which, $1.4 million related to our financing of the Demedis Group acquisition). Other, net decreased by $804 thousand, primarily due to a non-recurring real estate related gain that existed in the prior year.

Income Taxes

     For the nine months ended September 25, 2004, our effective tax rate decreased to 37.1% from 37.4% for the comparable prior-year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to foreign and state income taxes.

Liquidity and Capital Resources

     Our principal capital requirements include the funding of acquisitions and repayments of debt assumed in acquisitions, repurchases of common stock, working capital needs, and capital expenditures. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Because sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.

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

     Net cash flow provided by operating activities was $57.6 million for the nine months ended September 25, 2004 compared to $18.1 million for the comparable prior-year period. This net change of $39.5 million was due primarily to changes in working capital accounts (accounting for an increase of $40.2 million), which were significantly impacted by the effects of the absence of Fluvirin® influenza sales and related purchases, as previously discussed.

     Net cash used in investing activities was $178.1 million for the nine months ended September 25, 2004 compared to $78.4 million for the comparable prior-year period. The net change of $99.7 million was primarily due to payments for completed and pending business acquisitions accounting for $165.5 million. We expect to invest up to approximately $15.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate subsidiary operations into our core infrastructure.

     Net cash provided by (used in) financing activities was $37.8 million for the nine months ended September 25, 2004 compared to $(46.0) million for the comparable prior-year period. The net change of $83.8 million was primarily due to our issuance of long-term debt (accounting for an increase of $234.8 million, net of issuance costs), partially offset by repayments of the debt assumed in business acquisitions (accounting for a decrease of $135.7 million) and increased payments to repurchase our common stock (accounting for a decrease of $12.9 million).

     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 25,	December 27,
	2004	2003
Cash and cash equivalents	$72,971	$157,351
Marketable securities, including non-current	—	14,496
Working capital	730,196	637,296

Bank credit lines	$6,824	$6,059
Current maturities of long-term debt	3,896	3,253
Long-term debt	522,767	247,100

Total debt	$533,487	$256,412

     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

     Our business requires a substantial investment in working capital, which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities, and our desired level of inventory.

     Our accounts receivable days sales outstanding increased to 47.8 days for the nine months ended September 25, 2004 from 47.4 days for the comparable prior-year period. The increase was primarily due to the impact of our acquisition of the Demedis Group on June 18, 2004 (which accounted for an increase of 0.4 day). Our inventory turnover remained consistent in relation to the comparable prior-year period at an annualized 6.7 turns for the nine months ended September 25, 2004. We anticipate future increases in our working capital requirements as a result of continued sales growth.

     In prior years, we completed private-placement transactions under which we issued $130.0 million and $100.0 million in senior notes. The $130.0 million notes mature on June 30, 2009 and bear interest at a fixed annual rate of 6.94%. Interest on these notes is payable semi-annually on June 30 and December 30. Principal payments totaling $20.0 million are due annually starting September 25, 2006 on the $100.0 million notes that bear interest at a fixed annual rate of 6.66%. Interest on these notes is payable semi-annually on March 25 and September 25. During the fourth quarter of 2003, we entered into agreements relating to the $230.0 million senior notes to exchange our fixed interest rates for variable interest rates. For the nine months ended September 25, 2004, the weighted-average variable interest rate was 4.62%. This weighted-average variable interest rate comprises LIBOR, plus the spread and resets on the interest due dates for the senior notes.

     On August 9, 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 10.79 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $92.68 per share.

     We have a revolving credit facility of $200.0 million that is a four-year committed line scheduled to expire in May 2006, of which none was borrowed as of September 25, 2004. We financed our acquisition of the Demedis Group with cash on hand, borrowings under our revolving credit facility and with proceeds from a bridge loan in the amount of $150.0 million. These borrowings were repaid in full as of September 25, 2004 with the net proceeds from our $240.0 million convertible debt issuance on August 9, 2004.

     On June 21, 2004, we announced that our Board of Directors had authorized a second common stock repurchase program. The new program allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. As of September 25, 2004, we had repurchased $28.3 million or 455,000 shares under this initiative.

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

     We believe that our cash and cash equivalents, ability to access public and private debt markets and public equity markets, and available funds under existing credit facilities provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Seasonality and Other Factors Affecting Our Business

     Our business has been subject to seasonal and other quarterly influences. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment, and seasonal products (including influenza vaccines), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter primarily due to increased sales in the prior two quarters.

     Quarterly results also may be adversely affected by other factors, including costs of developing new applications and services; costs related to acquisitions of technologies or businesses; the timing and amounts of sales and marketing expenditures; general economic conditions, as well as those specific to the healthcare industry and related industries; the timing of the release of functions of our technology-related products and services; and our success in establishing additional business relationships.

E-Commerce

     Traditional healthcare supply and distribution relationships are being challenged by electronic on-line commerce solutions. Our distribution business is characterized by rapid technological developments and intense competition. The advancement of on-line commerce will require us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of consumers and our customers on a timely basis, particularly in response to competitive offerings.

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

     Our business is subject to requirements under various local, state, federal and international governmental laws and regulations applicable to the manufacture and distribution of pharmaceuticals and medical devices. Among the federal laws with which we must comply are the Controlled Substances Act and the Federal Food, Drug, and Cosmetic Act, including the Prescription Drug Marketing Act of 1987 and the Safe Medical Devices Act. Such laws:

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

     Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment and seasonal products (including influenza vaccines), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions of technologies or businesses;

•	the timing and amount of sales and marketing expenditures;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of functions of our technology-related products and services; and

•	our success in establishing additional business relationships.

     Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet market expectations, our stock price may decline.

Because we do not manufacture the products we distribute, we are dependent upon third parties for the manufacture and supply of our products.

     We obtain substantially all of our products from third-party suppliers. Generally, we do not have long-term contracts with our suppliers, committing them to supply products to us. Therefore, suppliers may not provide the products we need in the quantities we request. Because we do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products, especially the supply of our influenza vaccine and any other high sales volume product, would have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

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

     During the fourth quarter of 2003, we entered into interest rate swap agreements to exchange our fixed rate interest rates for variable interest rates payable on our $230 million senior notes. Our fixed interest rates on the senior notes were 6.94% and 6.66% for the $130 million and $100 million senior notes, respectively. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines, and loan agreements, we are exposed to risk from fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would increase our annual interest expense by approximately $2.7 million.

Our acquisition of the Demedis Group may not result in the benefits and revenue growth we expect.

     On June 18, 2004, we acquired the Demedis Group. We are in the process of integrating these companies and assimilating the operations, services, products and personnel of each company with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from this acquisition or that we will not incur unforeseen additional costs or expenses in connection with this acquisition. To effectively manage our expected future growth, we must continue to successfully manage our integration of the Demedis Group and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

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

Certain provisions in our governing documents and other documents to which we are a party may discourage third-party offers to acquire us that might otherwise result in our stockholders receiving a premium over the market price of their shares.

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

     In addition, the Henry Schein, Inc. 1994 Stock Incentive Plan, the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan and the Henry Schein, Inc. 2001 Non-Employee Director Stock Option Plan provide for accelerated vesting of stock options upon a change in control, and certain agreements between us and our executive officers provide for increased severance payments if those executive officers are terminated without cause within two years after a change in control. We are also afforded the protections of Section 203 of the Delaware General Corporation Law, which could have similar effects.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2003.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and President (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and CFO concluded that as of September 25, 2004, our disclosure controls and procedures were effective in ensuring that the information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 25, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

     As of September 25, 2004, we had accrued our best estimate of potential losses relating to product liability, class action and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including potential recoveries from third parties. In addition, we believe that no amount of losses in excess of this accrued amount were reasonably estimable or reasonably possible to result in a liability.

Product Liability Claims

     As of September 25, 2004, we were a defendant in approximately 38 product liability cases. Of these cases, three involve claims made by healthcare workers who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private-brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases have withheld indemnification of us pending product identification; however, we have impleaded or filed cross claims against the manufacturers in each case in which we are a defendant.

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

     On August 29, 2003, class counsel filed amended papers seeking certification of an amended Windows® class and an amended DOS class. The only claim asserted for class certification by the

Windows® class was for the alleged breach of the implied warranty of merchantability. The only claims asserted for class certification by the DOS class were for alleged violations of the Texas Unsolicited Goods Statute and the Federal Unordered Merchandise Act. By Order dated December 10, 2003, the trial court granted Defendants’ Motion for Partial Summary Judgment on the DOS Class claims. By granting summary judgment on the claims asserted on behalf of the DOS class, the DOS motion for class certification became moot because certain class claims asserted by the named class representatives for the DOS class were found to be without merit. By Order dated January 13, 2004, the trial court denied the amended motion for class certification filed by the Windows® Class in its entirety. The deadline for the Windows® Class to file an interlocutory appeal of the denial of the amended motion for class certification was February 2, 2004. No appeal was filed on or before that date. As a result of the favorable rulings obtained in the trial court, only certain individual claims asserted on behalf of the named plaintiffs remain pending in this case. The remaining individual claims are currently set for trial on February 28, 2005.

Purported Class Action in New Jersey

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled “West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor,” Case No. MRS-L-421-02. The plaintiffs’ complaint purported to be on behalf of a class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States who purchased influenza vaccine from Caligor in 2001. This complaint, as amended in August 2002, alleges, among other things, breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion, and promissory estoppel. In September 2004, the Court issued a decision denying certification of a class and striking the class allegations from the complaint. As a result, only the two named plaintiffs’ claims, which are de minimis, remain for adjudication. We have filed motions for summary judgment dismissing those claims, which motions are now pending. It is possible that the plaintiffs will appeal the denial of class certification and any judgment in our favor on the summary judgment motions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

     The following table summarizes repurchases of our common stock under our stock repurchase program:

	Total		Maximum Number of
	Number	Average	Shares that May Yet
	of Shares	Price Paid	Be Purchased Under
Period	Purchased (1)	per Share	Our Programs (2) (3)
12/28/03 through 1/31/04	54,000	$69.61	611,000
2/01/04 through 2/28/04	73,500	69.89	537,500
2/29/04 through 3/27/04	130,900	69.71	406,600
3/28/04 through 4/24/04	—	—	406,600
4/25/04 through 5/29/04	344,100	69.48	62,500
5/30/04 through 6/26/04	62,500	64.56	1,548,227
6/27/04 through 7/31/04	160,000	62.25	1,341,867
8/1/04 through 8/28/04	235,000	62.68	1,203,608
8/29/04 through 9/25/04	60,000	60.75	1,176,379

Total	1,120,000	$66.34

(1)	All repurchases were executed in the open market under our existing publicly announced authorized programs.

(2)	On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to two million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. Through the close of the second quarter of 2004, we had completed the repurchase of the entire two million shares under this initiative.

(3)	On June 21, 2004, we announced that our Board of Directors had authorized a second repurchase program. The new program allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. Through the close of the third quarter of 2004, we had repurchased 455,000 shares under this initiative. The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the then closing price of our stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits.

4.1	Indenture by and between Henry Schein, Inc. and The Bank of New York, as trustee, dated as of August 9, 2004, including form of Note

4.2	Form of Note (included in Exhibit 4.1)

4.3	Registration Rights Agreement dated as of August 9, 2004 among Henry Schein, Lehman Brothers, Inc. and J.P. Morgan Securities Inc. as Initial Purchasers

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K.

On July 2, 2004, we filed a report on Form 8-K under Items 2 and 7 to provide the press releases announcing that we had received regulatory approval for and had completed our acquisition of the Demedis Group.

On August 12, 2004, we filed a report on Form 8-K under Item 5 to provide the press release announcing the closing of a private offering of $240 million aggregate principal amount of our 3.00% convertible contingent senior notes due 2034.

On August 30, 2004, we filed a report on Form 8-K under Item 8.01 to provide the press release announcing that we expected to begin shipping Fluvirin® influenza vaccine orders in early October 2004 and reaffirming 2004 guidance.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino

Steven Paladino Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Dated: November 2, 2004