Form 10-K
period 2004-12-25
SCHEIN HENRY INC
filed 2005-03-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 25, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27078

HENRY SCHEIN, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	135 Duryea Road
(State or other jurisdiction of	Melville, New York
incorporation or organization)	(Address of principal executive offices)
11-3136595	11747
(I.R.S. Employer Identification No.)	(Zip Code)

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

YES: ☑ NO: ☐

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

YES: ☑ NO: ☐

      The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on June 26, 2004 was approximately $2,825,035,000.

      As of March 1, 2005 there were 86,590,754 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 25, 2004) are incorporated by reference in Part III hereof.

PART I

ITEM 1. Business

General

      We are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 475,000 customers worldwide, including dental practices and laboratories, physician practices and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 72 years of experience distributing healthcare products.

      We are headquartered in Melville, New York, employ nearly 10,000 people and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Portugal, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Australia and New Zealand. We also have affiliates in Iceland and Israel.

      We have established strategically located distribution centers to enable us to better serve our customers and increase our operating efficiency. This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs. Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

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

      Our dental group serves approximately 80% of the estimated 135,000 office-based dental practices in the combined United States and Canadian dental market. Based upon an estimated $4.7 billion combined United States and Canadian dental market, we estimate our share of this market was approximately 34% in 2004.

      Our medical group serves approximately 50% of the estimated 250,000 office-based physician practices, as well as surgical centers and other alternate-care settings throughout the United States. We also serve over 70% of the estimated 27,000 veterinarian clinics in the United States. Based upon an estimated $7.4 billion combined market, we estimate our share of this market was approximately 19% in 2004.

      Our international group serves approximately 210,000 practices in 17 countries outside of North America and is what we believe to be a leading Pan-European healthcare supplier serving office-based dental, medical, and veterinary practices. Based upon an estimated $7.4 billion Western and Central European combined dental, medical and veterinary market in which we operate, we estimate our share of this market was approximately 12% in 2004.

      Our technology group provides software, technology, and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice management software systems for dental and medical practices and veterinary clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

Industry

      The healthcare products distribution industry as it relates to office-based healthcare practitioners is highly fragmented and diverse. This industry, which encompasses the dental, medical and veterinary markets, was estimated to produce revenues of approximately $19.5 billion in 2004 in the combined North American and Western and Central European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations comprising anywhere from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

      The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from procedures and diagnostic testing shifting from hospitals to alternate-care sites, particularly physicians’ offices. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices.

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

      In the United States, we compete with other distributors, as well as several major manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. In the sale of our dental products, our principal national competitor is Patterson Companies, Inc. (formerly Patterson Dental Company). In addition, we compete against a number of other distributors that operate on a national, regional and local level. Our principal competitors in the sale of medical products are PSS World Medical, Inc., the General Medical division of McKesson Corp. and the Allegiance division of Cardinal Health, Inc., which are national distributors. In the veterinary market, our two principal national competitors include The Butler Company and Burns Veterinary Supply, Inc. We also compete against a number of regional and local medical and veterinary distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to our practice management software, we compete against numerous other firms, including firms such as PracticeWorks, Inc., a subsidiary of the Eastman Kodak Company, which primarily targets dental practices, and IDEXX Laboratories, Inc., which serves veterinary practices. We compete in Canada substantially on the same basis as in the United States.

      We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Planmeca Oy, Omega Pharma NV and Bilricay, as well as a large number of dental product distributors and manufacturers in the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Ireland, Portugal and Spain.

      Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect operating results.

Competitive Strengths

      We have more than 72 years of experience in distributing products to healthcare practitioners resulting in strong awareness of the “Henry Schein” name. Our competitive strengths include:

Direct sales and marketing expertise. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasizing our broad product lines, competitive prices and ease of order placement. The key elements of our direct sales and marketing efforts are:

•	Field sales consultants. We have approximately 2,000 field sales consultants, including equipment sales specialists, covering major North American and international markets. These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•	Direct marketing. During 2004, we distributed more than 34 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based healthcare customers.

•	Telesales. We support our direct marketing effort with approximately 1,200 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•	Consumable supplies and equipment. We offer approximately 160,000 SKUs (including items not typically stocked) to our customers in North America. Of the SKUs offered in North America, approximately 70,000 are offered to our dental customers, approximately 90,000 to our medical customers and approximately 40,000 to our veterinary customers. We offer approximately 110,000 SKUs (including items not typically stocked) to our customers outside of North America.

•	Technology and other value-added products and services. We sell practice management software systems to our dental, medical and veterinary customers. Our practice management software products provide practitioners with patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs. As of December 25, 2004, more than 50,000 of our Dentrix®, Easy Dental® and our AVImark® (veterinary) software systems have been installed.

•	Repair services. We have 158 equipment sales and service centers worldwide that provide a variety of repair services for our healthcare customers. Our technicians provide installation and repair services for dental handpieces; dental, medical and veterinary small equipment; table top sterilizers; and large equipment.

•	Financial services. We offer our customers assistance in operating their practices by providing access to a number of financial services and products at rates that we believe are generally lower than what they would be able to secure independently.

Commitment to superior customer service. We maintain a strong commitment to providing superior customer service. We frequently monitor our customer service through customer surveys, focus groups and statistical reports. Our customer service policy primarily focuses on:

•	Exceptional order fulfillment. We estimate that approximately 99% of items ordered in the United States and Canada are shipped without back ordering and are shipped on the same business day the order is received.

•	Streamlined ordering process. Customers may place orders 24 hours a day, 7 days a week (“24/7”) by mail, fax, telephone, e-mail and by using our computerized order entry systems, our 24/7 automated phone service and our Internet sites.

Integrated management information systems. Our information systems generally allow for centralized management of key functions, including accounts receivable, inventory, accounts payable, payroll, purchasing, sales, and order fulfillment. These systems allow us to manage our growth, deliver superior customer service, properly target customers, manage financial performance and monitor daily operational statistics.

Effective purchasing. We believe that effective purchasing is a key element to maintaining and enhancing our position as a low-cost provider of healthcare products. We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the best possible cost. In 2004, our top 10 healthcare distribution vendors and our single largest vendor accounted for approximately 26% and 5% of our aggregate purchases.

Efficient distribution. We distribute our products from our strategically located distribution centers. We maintain optimal inventory levels in order to satisfy customer demand for prompt delivery and complete order fulfillment. These inventory levels are managed on a daily basis with the aid of our management information systems. Once an order is entered, it is electronically transmitted to the distribution center nearest the customer’s location and a packing slip for the entire order is printed for order fulfillment.

Products

      The following table sets forth the principal categories of products offered by our healthcare distribution and technology segments and certain top selling types of products in each category, with the percentage of consolidated net sales by year:

	2004	2003	2002 (1)
Healthcare Distribution
Dental:
Consumable dental products and small equipment (2)	39.9%	39.2%	40.5%
Large dental equipment (3)	13.8%	10.9%	10.2%
Dental laboratory products (4)	3.9%	2.6%	2.7%

Total dental	57.6%	52.7%	53.4%

Medical:
Medical products (5)	36.2%	41.0%	40.3%
Veterinary products (6)	4.1%	4.1%	3.9%

Total medical	40.3%	45.1%	44.2%

Total Healthcare Distribution	97.9%	97.8%	97.6%

Technology
Software and related products and other value-added products (7)	2.1%	2.2%	2.4%

Total	100.0%	100.0%	100.0%

(1)	Reclassified to conform to current period presentation.

(2)	Includes x-ray products, infection control, handpieces, preventatives, impression materials, composites and anesthetics

(3)	Includes dental chairs, delivery units and lights, x-rays, equipment repair and high-tech equipment

(4)	Includes teeth, dental implants, composites, gypsum, acrylics, articulators and abrasives

(5)	Includes branded and generic pharmaceuticals, surgical products, diagnostic tests, vaccines, infection control products, x-ray products and vitamins

(6)	Includes branded and generic pharmaceuticals, surgical products and dental products

(7)	Includes software and related products and other value-added products, including financial products and continuing education

Business Strategy

      Our objective is to continue to expand as a value-added distributor of healthcare products and services to office-based healthcare practitioners. To accomplish this, we will apply our competitive strengths in executing the following strategies:

•	Increase penetration of our existing customer base. We intend to increase sales to our existing customer base and enhance our position as their primary vendor. In the North American dental market, total consumable sales per practitioner are estimated to be approximately $25,000, of which our average dental customer’s sales are approximately $8,500 (or 34%) of those sales. In the U.S. medical market, total sales per practitioner are estimated to be approximately $12,000, of which our average U.S. medical customer’s sales are approximately $4,000 (or 33%) of those sales. In the Western and Central European dental market, total sales per practitioner are estimated to be approximately $26,000, of which our average Western and Central European dental customer’s sales are approximately $7,500 (or 29%) of those sales.

•	Increase the number of customers we serve. This strategy includes increasing the number and productivity of field sales consultants, as well as using our customer database to focus our marketing efforts.

•	Leverage our value-added products and services. We intend to increase cross-selling efforts for key product lines. In the dental business, we have significant cross-selling opportunities between our dental practice management software users and our dental distribution customers. In the medical business, we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales to medical distribution customers, as well as cross-selling core products with these key products.

•	Pursue strategic acquisitions and joint ventures. Since the beginning of 1999, we have acquired more than 25 companies engaged in businesses that are complementary to ours. Our acquisition strategy includes acquiring entities that will provide additional sales that will be channeled through our existing infrastructure, acquiring access to additional product lines, acquiring regional distributors with networks of field sales consultants and expanding internationally.

Markets Served

      Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services. Between 2003 and 2010, the 45 and older population is expected to grow by approximately 16% and between 2003 and 2020, the 45 and older population is expected to grow by approximately 32%. This compares with expected total U.S. population growth rates of 7% between 2003 and 2010 and 16% between 2003 and 2020.

      In the dental industry, there is predicted to be an attendant rise in oral healthcare expenditures as this segment of the population increases. Cosmetic dentistry is another growing aspect of dental practices as new technologies allow dentists to offer cosmetic solutions patients seek. At the same time, there is an increase in dental insurance coverage. Approximately 57% of the U.S. population now has some form of dental coverage, up from 47% in 1995.

      We support our dental professionals through the many SKUs we offer, as well as through important value-added services, including practice management software, electronic claims processing, financial services and continuing education, all designed to help maximize a practitioner’s efficiency and profitability.

      We believe our medical group is the fastest growing distributor among the major competitors in the physician and alternate-care markets. There continues to be a migration of procedures from acute-care settings to physicians’ offices, a trend that may provide additional opportunity for us. There is also the continuing use of vaccines, injectables and other pharmaceuticals in alternate-care settings. We believe we have established a leading position as a vaccine supplier to the office-based medical practitioner.

      We believe our international group is a leading Pan-European healthcare supplier servicing office-based dental and medical practices. We are in the process of attempting to replicate our U.S. infrastructure in Europe. Additionally, we are expanding our dental full-service model throughout Europe and our medical offerings in countries where opportunities exist. Through our “Schein Direct” program, we can provide door-to-door air package delivery to practitioners in 125 countries around the world.

      On June 18, 2004, we acquired all of the outstanding equity shares of Demedis GmbH (excluding its Austrian operations), which we believe to be a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries; and Euro Dental Holding GmbH, which included KRUGG S.p.A., Italy’s leading distributor of dental consumable products, and DentalMV GmbH (otherwise known as Muller & Weygandt, or “M&W”). We refer to these entities collectively as the “Demedis Group.”

      As part of our agreement with the German regulatory authorities, we agreed to divest M&W shortly after the consummation of the acquisition effected through exercising a put option back to the previous owners. On July 16, 2004, this divestiture was completed for EUR 50.0 million (or $62.2 million), including the assumption of debt of approximately EUR 27.5 million (or $34.2 million), resulting in a reduction of the purchase price for the Demedis Group.

      As part of the agreement to divest M&W, we were entitled to receive 50% of the net sale proceeds in excess of EUR 55.0 million in the event M&W was subsequently resold before June 18, 2005. On September 24, 2004, an agreement was signed to resell M&W for an amount that resulted in our realizing a share of the net sales proceeds equal to EUR 26.4 million (or $32.4 million), which we received in October 2004. This amount was treated as a further reduction of the purchase price for the Demedis Group.

      The regulatory authorities are continuing their review of our pending acquisition of the Demedis Group’s business in Austria, which operates under the Austrodent brand. Of the total purchase price for the Demedis Group, EUR 11.0 million (or $13.5 million) was attributable to Austrodent, which was included in other current assets as of December 25, 2004. In the event that we receive regulatory approval to acquire Austrodent, this amount will be reclassified based on the fair value of the assets and liabilities acquired through a purchase price allocation, with an increase to goodwill for any excess of purchase price over fair value. In the event that we do not receive regulatory approval to acquire Austrodent, we are entitled to receive the proceeds through a sale of Austrodent, net of selling costs, up to EUR 11.0 million. Any shortfall between the EUR 11.0 million and the proceeds received upon a subsequent sale of Austrodent will be recorded as an addition to goodwill of the Demedis Group.

      We financed the acquisition of the Demedis Group primarily with cash on hand, with borrowings under our existing revolving credit facility and with proceeds from a bridge loan in the amount of $150.0 million. These borrowings were repaid in full with the net proceeds from the issuance of $240.0 million of long-term convertible debt on August 9, 2004.

      The operating results of the Demedis Group, including M&W (which was accounted for using the equity method through the date of the divestiture) and excluding Austrodent, are included in the accompanying financial statements since the acquisition date of June 18, 2004.

Seasonality and Other Factors Affecting Our Business

      We experience fluctuations in quarterly earnings. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

      Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products); purchasing patterns of office-based healthcare practitioners; and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:

•	Costs of developing new applications and services;

•	Costs related to acquisitions of technologies or businesses;

•	The timing and amount of sales and marketing expenditures;

•	General economic conditions, as well as those specific to the healthcare industry and related industries;

•	The timing of the release of functions of our technology-related products and services; and

•	Our success in establishing or maintaining business relationships.

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

      We believe that we are in compliance with the foregoing laws and the regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business.

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

Employees

      As of December 25, 2004, we had approximately 9,600 full-time employees, including approximately 1,200 telesales representatives, 2,000 field sales consultants, including equipment sales specialists, 1,625 warehouse employees, 375 computer programmers and technicians, 925 management employees and 3,475 office, clerical and administrative employees. Approximately 310 or 3% of our employees were subject to collective bargaining agreements. We believe that our relations with our employees are good.

Available Information

      We make available free of charge through our Internet website, www.henryschein.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.

      The above information is also available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549 or obtainable by calling the SEC at (800) 732-0330. In addition, the SEC maintains an Internet site at http://www.sec.gov, where the above information can be viewed.

      Our principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and our telephone number is (631) 843-5500. Unless the context specifically requires otherwise, the terms the “Company,” “Henry Schein,” “we,” “us” and “our” mean Henry Schein, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Officers of the Registrant

      The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Stanley M. Bergman	55	Chairman, Chief Executive Officer, President and Director
Gerald A. Benjamin	52	Executive Vice President, Chief Administrative Officer and Director
James P. Breslawski	51	Executive Vice President, President — U.S. Dental and Director
Leonard A. David	56	Vice President — Human Resources and Special Counsel
Stanley Komaroff	70	Senior Advisor
Mark E. Mlotek	49	Executive Vice President — Corporate Business Development Group and Director
Steven Paladino	47	Executive Vice President, Chief Financial Officer and Director
Michael Racioppi	50	President — Medical Group
Michael Zack	52	Senior Vice President — International Group

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

      Steven Paladino has been Executive Vice President and Chief Financial Officer since February 2000. Prior to holding his current position, Mr. Paladino was Senior Vice President and Chief Financial Officer of the Company since 1993 and has been a director of the Company since 1992. From 1990 to 1992, Mr. Paladino served as Vice President and Treasurer and from 1987 to 1990 served as Corporate Controller of the Company. Before joining the Company, Mr. Paladino was employed as a public accountant for seven years, most recently with the international accounting firm of BDO Seidman, LLP. Mr. Paladino is a certified public accountant.

      Michael Racioppi has been President of the Medical Group since February 2000 and Interim President since September 1999. Prior to holding his current position, Mr. Racioppi was Vice President of the Company since 1994, with primary responsibility for the Medical Division, the marketing and merchandising groups. Mr. Racioppi served as Vice President and as Senior Director, Corporate Merchandising from 1992 to 1994. Before joining the Company in 1992, Mr. Racioppi was employed by Ketchum Distributors, Inc. as the Vice President of Purchasing and Marketing.

      Michael Zack has been Senior Vice President of the International Group and has been responsible for the International Group of the Company since 1989. Mr. Zack was employed by Polymer Technology (a subsidiary of Bausch & Lomb) as Vice President of International Operations from 1984 to 1989 and by Gruenenthal GmbH as Manager of International Subsidiaries from 1975 to 1984.

ITEM 2. Properties

We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	90,000	November 2005
Corporate Headquarters	Melville, NY(1)	Lease	185,000	July 2020
Office	Pelham, NY (2)	Lease	108,000	July 2007
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2011
Distribution Center	Denver, PA	Lease	413,000	February 2013
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Indianapolis, IN	Lease	108,000	July 2006
Distribution Center	Grapevine, TX	Lease	176,000	July 2008
Distribution Center	Gallin, Germany	Own	172,000	N/A
Distribution Center	Secaucus, NJ	Lease	192,000	November 2008
Distribution Center	Jacksonville, FL	Lease	212,000	December 2009
Distribution Center	Niagra on the Lake, Canada	Lease	129,000	September 2016
Distribution Center	Sparks, NV	Lease	183,000	December 2006
Distribution Center	Gillingham, United Kingdom	Lease	85,000	April 2010

(1)	This lease commences in May 2005.

(2)	We are subletting 66,500 square feet of this facility through July 2007.

      The properties listed in the table above are our principal properties primarily used in our healthcare distribution segment. We also lease distribution, office, showroom and sales space in other locations including the United States, Canada, France, Germany, the Netherlands, Belgium, Luxembourg, Spain, Austria, the Czech Republic, Italy, Ireland, Portugal, the United Kingdom, Australia and New Zealand.

      We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business. We have additional operating capacity at certain distribution center facilities.

ITEM 3. Legal Proceedings

      Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. As a business practice, we generally obtain product indemnification from our suppliers for manufactured products.

      We have various insurance policies, including product liability insurance, covering risks in amounts that we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters, including those described below, are covered by insurance or will not otherwise seriously harm our financial condition.

      As of December 25, 2004, we had accrued our best estimate of potential losses relating to product liability, class action and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties. In addition, we believe that no amount of losses in excess of this accrued amount were reasonably estimable or reasonably possible to result in a liability.

Product Liability Claims

      As of December 25, 2004, we were a defendant in approximately 38 product liability cases. Of these cases, three involve claims made by healthcare workers and/or their families who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases generally withhold indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in such cases.

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

      In October 1999, the trial court, on motion, certified both a Windows® sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. On October 31, 2002, the Texas Supreme Court, on appeal, found that the trial court’s certification of the case as a class action was improper. The Texas Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion.

      The trial court ruled in our favor on remand. As a result, only certain individual claims asserted on behalf of the named plaintiffs remained pending in the case as of the end of 2004. Such claims were resolved in January 2005.

Purported Class Action in New Jersey

      In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled “West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor,” Case No. MRS-L-421-02. The plaintiffs’ complaint purported to be on behalf of a nationwide class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. The complaint, as amended in August 2002, alleged breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion and promissory estoppel relating to sales of a vaccine product in the year 2001. In September 2004, the court denied class certification. As a result, only certain individual claims asserted on behalf of the two named plaintiffs remained pending in the case as of the end of 2004. Such claims were settled in January 2005.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

      On January 31, 2005, we announced that our Board of Directors approved a two-for-one stock split effected in the form of a dividend. This stock split became effective on February 28, 2005 and has been retroactively reflected for all periods presented in this Form 10-K.

      Our common stock is quoted through the NASDAQ National Market tier of the NASDAQ Stock Market under the symbol “HSIC.” The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ National Market System for each quarterly period in fiscal 2004 and 2003:

	High	Low
Fiscal 2004:
1st Quarter	$37.01	$32.96
2nd Quarter	39.72	30.99
3rd Quarter	34.01	29.92
4th Quarter	35.21	28.08

Fiscal 2003:
1st Quarter	$23.30	$17.09
2nd Quarter	27.08	20.45
3rd Quarter	30.16	25.75
4th Quarter	35.00	27.67

      On February 28, 2005, there were approximately 497 holders of record of our common stock and the last reported sales price was $36.17.

      We maintain several stock incentive plans for the benefit of certain officers, directors and employees. Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors. Descriptions of these plans appear in the notes to our consolidated financial statements. The following table summarizes information relating to the Plans as of December 25, 2004:

	Number of Common
	Shares to be Issued Upon	Weighted-Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	9,005,486	$22.14	5,281,602
Plans Not Approved by Stockholders	50,000	20.41	—

Total	9,055,486	$22.13	5,281,602

Purchases of Equity Securities by the Issuer

      The following table summarizes repurchases of our common stock under our stock repurchase program during fiscal year ended December 25, 2004:

	Total		Maximum Number of
	Number	Average	Shares that May Yet
	of Shares	Price Paid	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Our Programs (2)(3)
12/28/03 through 01/31/04	108,000	$34.80	1,222,000
02/1/04 through 02/28/04	147,000	34.95	1,075,000
02/29/04 through 03/27/04	261,800	34.86	813,200
03/28/04 through 04/24/04	—	—	813,200
04/25/04 through 05/29/04	688,200	34.74	125,000
05/30/04 through 06/26/04	125,000	32.28	3,096,454
06/27/04 through 07/31/04	320,000	31.13	2,683,734
08/1/04 through 08/28/04	470,000	31.34	2,407,216
08/29/04 through 09/25/04	120,000	30.37	2,352,758
09/26/04 through 10/30/04	228,810	30.33	2,047,289
10/31/04 through 11/27/04	30,000	32.45	1,963,396
11/28/04 through 12/25/04	—	—	1,885,022

Total	2,498,810	$32.90

(1)	All repurchases were executed in the open market under our existing publicly announced authorized programs.

(2)	On March 12, 2003, we announced that our Board of Directors had authorized the repurchase of up to four million shares of our common stock, which represented approximately 4.5% of shares outstanding on the announcement date. Through the close of the second quarter of 2004, we had completed the repurchase of the entire four million shares under this initiative.

(3)	On June 21, 2004, we announced that our Board of Directors had authorized a second share repurchase program. The new program allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. Through the close of the fourth quarter of 2004, we had repurchased 1,168,810 shares under this initiative. The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the then closing price of our stock.

Dividend Policy

      We have not declared any cash dividends on our common stock during fiscal years 2004 or 2003. We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase programs. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. Our revolving credit agreement, as well as the agreements governing our senior notes, limits the distribution of dividends without the prior written consent of the lenders. Additionally, we are restricted as to the amounts of annual dividends (limited to the greater of $25.0 million or 40% of net income.)

ITEM 6. Selected Financial Data

      The following selected financial data, with respect to our financial position and results of operations for each of the five years in the period ended December 25, 2004, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto. The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 25,	December 27,	December 28,	December 29,	December 30,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statements of Operations Data:
Net sales	$4,060,266	$3,353,805	$2,825,001	$2,558,243	$2,381,721
Gross profit	1,076,406	927,194	794,904	699,324	647,901
Selling, general and administrative expenses (1)	863,319	693,475	598,635	551,574	520,288
Merger, integration and restructuring (credits) costs (2)	—	—	(734)	—	15,024
Operating income	213,087	233,719	197,003	147,750	112,589
Other expense, net	(9,713)	(7,943)	(6,574)	(7,399)	(16,055)
Income before taxes, minority interest, equity in earnings (losses) of affiliates and loss on sale of discontinued operation	203,374	225,776	190,429	140,351	96,534
Taxes on income from continuing operations	(75,404)	(84,378)	(70,510)	(51,930)	(36,150)
Minority interest in net income of subsidiaries	(1,486)	(2,807)	(2,591)	(1,462)	(1,757)
Equity in earnings (losses) of affiliates	1,699	931	659	414	(1,878)
Net income from continuing operations	128,183	139,522	117,987	87,373	56,749
Loss on sale of discontinued operation, net of tax (3)	—	(2,012)	—	—	—
Net income	$128,183	$137,510	$117,987	$87,373	$56,749
Earnings from continuing operations per share:
Basic	$1.47	$1.60	$1.36	$1.03	$0.69
Diluted	1.43	1.55	1.31	1.00	0.68
Earnings per share:
Basic	$1.47	$1.57	$1.36	$1.03	$0.69
Diluted	1.43	1.53	1.31	1.00	0.68
Weighted-average common shares outstanding:
Basic	87,253	87,417	86,978	84,732	82,488
Diluted	89,462	89,975	89,744	87,090	84,014

	Years ended
	December 25,	December 27,	December 28,	December 29,	December 30,
	2004	2003	2002	2001	2000
	(in thousands)
Net Sales by Market Data:
Healthcare Distribution (4):
Dental (5)	$1,602,457	$1,364,812	$1,227,273	$1,121,394	$1,087,073
Medical (6)	1,446,060	1,338,084	1,093,956	982,569	851,301
International (7)	928,207	576,628	437,046	398,071	389,946

Total Healthcare Distribution	3,976,724	3,279,524	2,758,275	2,502,034	2,328,320
Technology (8)	83,542	74,281	66,726	56,209	53,401

Total	$4,060,266	$3,353,805	$2,825,001	$2,558,243	$2,381,721

Balance Sheet data:
Total assets	$2,433,670	$1,819,370	$1,558,052	$1,385,428	$1,231,068
Long-term debt	525,682	247,100	242,561	242,169	266,224
Minority interest	12,438	11,532	6,748	6,786	7,996
Stockholders’ equity	1,106,053	1,004,118	861,217	680,457	579,060

(1)	Reflects a $13.2 million pre-tax ($8.4 million post-tax) one-time charge, recorded in the fourth quarter of 2004, related to the Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron will be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the year ended December 25, 2004 was $(0.10).

(2)	In 2002, we revised our original estimates of our 2000 anticipated merger, integration and restructuring costs. This change in estimates is attributable to facts and circumstances that arose subsequent to the original charges. As a result, we recorded additional expenses and reversed certain of our previously recorded expenses. Merger, integration and restructuring costs consisted primarily of investment banking, legal, accounting and advisory fees; severance costs and benefits; facility costs; write-offs of duplicate management information systems; and other assets. This credit is included in selling, general and administrative expenses elsewhere in this Form 10-K.

(3)	In the third quarter of 2003, we sold PMA Bode GmbH, an x-ray film distribution business located in Germany, which was a component of our healthcare distribution business. Due to immateriality, we have not reflected the operating results of PMA Bode separately as a discontinued operation for any of the periods presented.

(4)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, vaccines, infection control products and vitamins.

(5)	Consists of products sold in the United States and Canada.

(6)	Consists of products sold in the United States’ medical and veterinary markets.

(7)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(8)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

      In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors which, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements, or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or other comparable terms.

      Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: competitive factors; changes in the healthcare industry; changes in government regulations that affect us; financial risks associated with our international operations; fluctuations in quarterly earnings; transitional challenges associated with acquisitions; regulatory and litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence upon sales personnel and key customers; our dependence on our senior management; our dependence on third parties for the manufacture and supply of our products; possible increases in the cost of shipping our products or other service trouble with our third-party shippers; risks from rapid technological change; and risks from potential increases in variable interest rates. The order in which these factors appear should not be construed to indicate their relative importance or priority.

       We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no duty and have no obligation to update forward-looking statements.

Recent Developments

      On October 5, 2004, Chiron Corporation announced that it would not supply Fluvirin® influenza vaccine to the U.S. market for the current influenza season as a result of action by the U.K. regulatory body, the Medicines and Healthcare Products Regulatory Agency (MHRA), to temporarily suspend its license to manufacture Fluvirin® influenza vaccine in Chiron’s Liverpool, U.K. facility. On October 15, 2004, based on the U.S. Food and Drug Administration’s (FDA) evaluation and inspection of Chiron’s Liverpool, U.K. manufacturing facility, the FDA announced that none of the influenza vaccine manufactured by Chiron for the U.S. Market was safe for use. We are the primary distributor of Fluvirin® to the U.S. market and Chiron is currently our primary supplier of the influenza vaccine.

      On December 2, 2004, we entered into a multi-year agreement terminating in 2014 with ID Biomedical Corporation to distribute ID Biomedical’s Fluviral® influenza vaccine. The agreement will commence upon approval of Fluviral® by the FDA, which could be as early as 2005 if the FDA provides expedited approval of the ID Biomedical application, and will terminate in 2014. Once Fluviral® is approved by the FDA, ID Biomedical plans to manufacture up to an estimated 15 million doses for the U.S. market in 2005, and increase production to approximately 38 million doses by 2007. Similarly, we will increase the number of Fluviral® doses we purchase over that time, and by 2007 will have approximately 19 million doses per year available for distribution to our customers.

      On March 2, 2005, Chiron announced that it received notice from the MHRA that the agency has lifted the license suspension for Chiron’s Liverpool, U.K. manufacturing facility. The decision is conditioned on the understanding that Chiron’s level of commitment to the completion of its remediation plan and ongoing improvements must continue. Chiron is required to provide the MHRA with regular weekly updates to ensure that progress on its various projects proceeds satisfactorily and the MHRA may conduct further inspections.

      On March 2, 2005, the FDA announced that it has been working closely with the MHRA, including during inspections, as the agency evaluates Chiron’s progress in correcting their manufacturing problems. The FDA plans to conduct a comprehensive inspection of Chiron’s Liverpool, U.K. manufacturing facility to ensure that Chiron can produce a safe and effective vaccine once all critical stages of manufacturing are fully operational and needed corrective actions can be fully evaluated.

      Given the significant uncertainty about whether Fluvirin® will be available for the 2005/2006 influenza season, in the fourth quarter of 2004, we recorded a pre-tax one-time charge of approximately $13.2 million related to our Fluvirin® contract. This charge represented the write-off of a deferred expense associated with the 2005/2006 influenza season.

Executive-Level Overview

      We are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 475,000 customers worldwide, including dental practices and laboratories, physician practices and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 72 years of experience distributing healthcare products.

      We are headquartered in Melville, New York, employ nearly 10,000 people and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Portugal, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Australia and New Zealand. We also have affiliates in Iceland and Israel.

      We have established strategically located distribution centers to enable us to better serve our customers and increase our operating efficiency. This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs. Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

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

      Our dental group serves office-based dental practices in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, as well as surgical centers and other alternate-care settings and veterinarian clinics throughout the United States. Our international group serves practices in 17 countries outside of North America and is what we believe to be a leading Pan-European healthcare supplier serving office-based dental, medical and veterinary practices.

      Our technology group provides software, technology and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice management software systems for dental and medical practices and veterinary clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

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

Industry Consolidation

      The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical, and veterinary markets, was estimated to produce revenues of approximately $19.5 billion in 2004 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations comprising anywhere from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

      Due in part to the inability of office-based healthcare practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has traditionally been characterized by frequent, small-quantity orders, and a need for rapid, reliable and substantially complete order fulfillment. The purchasing decision within an office-based healthcare practice is typically made by the practitioner or an administrative assistant, and supplies and small equipment are generally purchased from more than one distributor, with one generally serving as the primary supplier.

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

      Our trend with regard to acquisitions has been to expand our role as a provider of products and services to the healthcare industry. This trend has resulted in expansion into service areas, which complement our existing operations and provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

      On June 18, 2004, we acquired all of the outstanding equity shares of the Demedis Group, excluding its Austrian operations. This acquisition approximately doubled the net sales of our international operations. Additionally, since the beginning of 1999, we have completed more than 25 acquisitions.

      As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding approximately 40% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold approximately 50% of the market, and in the European dental market, we estimate that more than 200 competitors hold approximately 80% of the market.

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

Aging Population and Other Market Influences

      The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing in hospitals to the alternate-care site, particularly physicians’ offices. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The elder-care market continues to benefit from the increasing growth rate of the population of elderly Americans.

      The January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans were age 85 years and older, the segment of the population most in need of long-term care and elder-care services. By the year 2040, that number is projected to more than triple to over 14 million. The population segment age 65 to 84 years is projected to more than double in the same time period.

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

Governmental Influences

      The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a large portion of the total cost of medical care. The Balanced Budget Act passed by Congress in 1997 significantly reduced reimbursement rates for nursing homes and home healthcare providers, affecting spending levels and overall financial viability of these institutions.

      The Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Act”) is the largest expansion of the Medicare program since its inception and provides participants with voluntary prescription drug benefits effective in 2006 with an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement. Based upon current information, we believe the Medicare Act may create additional volume demand and provide incentives for additional utilization of generic drugs, both of which have potentially positive implications for the pharmaceutical distribution portion of our business.

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

Results of Operations

      The following table summarizes the significant components of our operating results and cash flows for each of the three years ended December 25, 2004 (in thousands):

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Operating Results:
Net sales	$4,060,266	$3,353,805	$2,825,001
Cost of sales	2,983,860	2,426,611	2,030,097

Gross profit	1,076,406	927,194	794,904
Operating expenses:
Selling, general and administrative (1)	863,319	693,475	597,901

Operating income	$213,087	$233,719	$197,003

Other expense, net	$(9,713)	$(7,943)	$(6,574)
Net income from continuing operations	128,183	139,522	117,987
Loss on sale of discontinued operation, net of tax	—	(2,012)	—
Net income	128,183	137,510	117,987

Cash Flows:
Net cash provided by operating activities of continuing operations	$190,999	$128,843	$134,669
Net cash used in investing activities	(172,552)	(118,122)	(142,758)
Net cash provided by (used in) financing activities	26,370	(48,375)	18,683

(1)	Reflects a $13.2 million pre-tax ($8.4 million post-tax) one-time charge, recorded in the fourth quarter of 2004, related to our Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron will be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the year ended December 25, 2004 was $(0.10).

2004 Compared to 2003

Net Sales

      Net sales for 2004 and 2003 were as follows (in thousands):

		% of		% of
	2004	Total	2003	Total
Healthcare distribution (1):
Dental (2)	$1,602,457	39.5%	$1,364,812	40.7%
Medical (3)	1,446,060	35.6%	1,338,084	39.9%
International (4)	928,207	22.8%	576,628	17.2%

Total healthcare distribution	3,976,724	97.9%	3,279,524	97.8%
Technology (5)	83,542	2.1%	74,281	2.2%

Total	$4,060,266	100.0%	$3,353,805	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, vaccines, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.

      The $706.5 million, or 21.1%, increase in net sales for the year ended December 25, 2004 includes increases of 19.0% local currency growth (7.5% internally generated primarily due to volume growth and 11.5% from acquisitions, net of a divestiture) and 2.1% related to foreign currency exchange.

      The $237.6 million, or 17.4%, increase in dental net sales for the year ended December 25, 2004 includes increases of 16.9% local currency growth (14.1% internally generated primarily due to volume growth and 2.8% from acquisitions) and 0.5% related to foreign currency exchange. The 16.9% local currency growth was due to dental consumable merchandise sales growth of 16.0% (13.6% internal growth, of which 6.3% related to sales of the Colgate and Pentron product lines) and dental equipment and service sales growth of 20.1% (16.6% internal growth). We expect that the Colgate and Pentron product lines, introduced through distribution agreements executed in 2004, will continue to contribute to our overall increase in dental net sales.

      The $108.0 million, or 8.1%, increase in medical net sales for the year ended December 25, 2004 includes increases of 1.0% internally generated and 7.1% from acquisitions (accounting for an increase of $96.8 million). Additionally, medical sales were affected by the absence of Fluvirin® influenza vaccines in 2004, as previously discussed.

      The $351.6 million, or 61.0%, increase in international net sales for the year ended December 25, 2004 includes increases of 50.0% in local currencies (43.5% from acquisitions, net of a divestiture and 6.5% internally generated primarily due to volume growth) and 11.0% due to foreign currency exchange. The increase was primarily due to our acquisition of the Demedis Group.

      The $9.3 million, or 12.5%, increase in technology net sales for the year ended December 25, 2004 includes increases of 10.4% internal growth, 1.9% acquisition growth and 0.2% due to foreign currency exchange. The increase was primarily due to growth of our value-added products, including software products and related services.

Gross Profit

      Gross profit and gross margins for 2004 and 2003 by segment and in total were as follows (in thousands):

		Gross		Gross
	2004	Margin %	2003	Margin %
Healthcare distribution	$1,014,478	25.5%	$870,499	26.5%
Technology	61,928	74.1%	56,695	76.3%

Total	$1,076,406	26.5%	$927,194	27.6%

      Gross profit increased $149.2 million, or 16.1%, to $1.1 billion for the year ended December 25, 2004 compared to the prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers realize higher gross margins to recover investments in research and development.

      Healthcare distribution gross profit increased $144.0 million, or 16.5%, to $1.0 billion for the year ended December 25, 2004 compared to the prior year period. Healthcare distribution gross profit margin decreased to 25.5% for the year ended December 25, 2004 from 26.5% for the comparable prior year period, primarily due to the absence of Fluvirin® influenza vaccine in 2004 as previously discussed.

      Technology gross profit increased $5.2 million, or 9.2%, to $61.9 million for the year ended December 25, 2004 compared to the prior year period. Technology gross profit margin decreased to 74.1% for the year ended December 25, 2004 from 76.3% for the comparable prior year period, primarily due to changes in sales mix and increased investment in support services.

Selling, General and Administrative

      Selling, general and administrative expenses by segment and in total for 2004 and 2003 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2004	Net Sales	2003	Net Sales
Healthcare distribution	$831,889	20.9%	$665,470	20.3%
Technology	31,430	37.6%	28,005	37.7%

Total	$863,319	21.3%	$693,475	20.7%

      Selling, general and administrative expenses increased by $169.8 million, or 24.5%, to $863.3 million for the year ended December 25, 2004 compared to the prior year period. As a percentage of sales, selling, general and administrative expenses increased to 21.3% from 20.7% for the comparable prior year period. This increase of 0.6% was due to a $13.2 million charge related to Fluvirin®, as previously discussed (which accounted for 0.4% of the increase) and the overall growth in our business (which accounted for 0.2% of the increase).

      As a component of total selling, general and administrative expenses, selling expenses increased $95.8 million, or 21.9%, to $533.3 million for the year ended December 25, 2004 from $437.5 million for the prior year period. The increase was primarily due to an increase in payroll expenses as a percentage of our net sales. As a percentage of net sales, selling expenses increased to 13.1% from 13.0% for the comparable prior year period.

      As a component of total selling, general and administrative expenses, general and administrative expenses increased $74.0 million, or 28.9%, to $330.0 million for the year ended December 25, 2004 from $256.0 million for the prior year period. As a percentage of net sales, general and administrative expenses increased to 8.1% from 7.6% for the comparable prior year period primarily for the reasons stated above.

Other Expense, Net

      Other expense, net for the years ended December 25, 2004 and December 27, 2003 was as follows (in thousands):

	December 25,	December 27,
	2004	2003
Interest income	$8,034	$8,746
Interest expense	(18,115)	(18,311)
Other, net	368	1,622

Other expense, net	$(9,713)	$(7,943)

      Other expense, net increased $1.8 million to $9.7 million for the year ended December 25, 2004 from the comparable prior year period. The $712 thousand decrease in interest income was primarily due to lower invested surplus cash balances over the year. The $196 thousand decrease in interest expense was primarily due to a $5.0 million decrease related to the effect of interest rate swaps entered into during the fourth quarter of 2003, partially offset by a $4.8 million increase in interest expense (of which $3.5 million related to our financing of the Demedis Group acquisition) due to higher outstanding debt. Other, net decreased by $1.3 million, primarily due to a $726 thousand non-recurring real estate related gain and $517 thousand of foreign currency net gains recognized in the prior year.

Income Taxes

      For the year ended December 25, 2004, our effective tax rate was 37.1% compared to 37.4% for the prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily relates to state income taxes.

Loss on Sale of Discontinued Operation

      During the year ended December 27, 2003, we recognized a $2.0 million loss, net of tax, on the sale of a discontinued operation (See Note 7 to our consolidated financial statements).

Net Income

      Net income decreased $9.3 million, or 6.8%, to $128.2 million for the year ended December 25, 2004 compared to the prior year period. A post-tax one-time charge of $8.4 million related to Chiron Fluvirin® was included in 2004 net income. A post-tax real estate transaction gain of $454 thousand and a net loss on sale of a discontinued operation of $2.0 million are included in 2003 net income. The effect that such transactions had on earnings per share was $(0.10) in 2004 and $(0.02) in 2003.

Results of Operations

2003 Compared to 2002

Net Sales

      Net sales for 2003 and 2002 were as follows (in thousands):

		% of		% of
	2003	Total	2002	Total
Healthcare distribution (1):
Dental (2)	$1,364,812	40.7%	$1,227,273	43.4%
Medical (3)	1,338,084	39.9%	1,093,956	38.7%
International (4)	576,628	17.2%	437,046	15.5%

Total healthcare distribution	3,279,524	97.8%	2,758,275	97.6%
Technology (5)	74,281	2.2%	66,726	2.4%

Total	$3,353,805	100.0%	$2,825,001	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, vaccines, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare professionals in the United States and Canada.

      The $528.8 million, or 18.7%, increase in net sales for the year ended December 27, 2003 includes increases of 15.5% local currency growth (13.0% internally generated primarily due to volume growth and 2.5 % from acquisitions, net of a divestiture) and 3.2% related to foreign currency exchange.

      The $137.5 million, or 11.2%, increase in dental net sales for the year ended December 27, 2003 includes increases of 10.5%, local currency growth (7.9% internally generated primarily due to volume growth and 2.6% from acquisitions, net of a divestiture) and 0.7% related to foreign currency exchange. The 10.5% local currency growth was due to dental consumable merchandise sales growth of 8.7% and dental equipment and service sales growth of 17.4%.

      The $244.1 million, or 22.3%, increase in medical net sales for the year ended December 27, 2003 includes increases of 21.0% internally generated primarily due to volume growth and 1.3% from acquisitions, net of a divestiture. The increase was primarily due to increased sales to physicians’ offices and alternate-care markets (accounting for an increase of $217.5 million or 19.9%).

      The $139.6 million, or 31.9%, increase in international net sales for the year ended December 27, 2003 includes increases of 12.9% in local currencies (7.2% internally generated primarily due to volume growth and 5.7% from acquisitions, net of a divestiture) and 19.0% due to foreign currency exchange.

      The $7.6 million, or 11.3%, increase in technology net sales for the year ended December 27, 2003 includes increases of 11.1% internal growth and 0.2% acquisition growth. The increase was primarily due to growth in our electronic services business, including dental claims processing.

Gross Profit

      Gross profit and gross margins for 2003 and 2002 by segment and in total were as follows (in thousands):

		Gross		Gross
	2003	Margin %	2002	Margin %
Healthcare distribution	$870,499	26.5%	$743,880	27.0%
Technology	56,695	76.3%	51,024	76.5%

Total	$927,194	27.6%	$794,904	28.1%

      Gross profit increased $132.3 million, or 16.6%, to $927.2 million for the year ended December 27, 2003 compared to the prior year period.

      Healthcare distribution gross profit increased $126.6 million, or 17.0%, to $870.5 million for the year ended December 27, 2003 compared to the prior year period. Healthcare distribution gross profit margin decreased to 26.5% for the year ended December 27, 2003 from 27.0% for the comparable prior year period, primarily due to our medical business experiencing higher sales of lower margin injectable pharmaceutical products, partially offset by a change in sales mix in our dental business.

      Technology gross profit increased $5.7 million, or 11.1%, to $56.7 million for the year ended December 27, 2003 compared to the prior year period. Technology gross profit margin decreased slightly to 76.3% for the year ended December 27, 2003 from 76.5% for the comparable prior year period, primarily due to changes in sales mix.

Selling, General and Administrative

      Selling, general and administrative expenses by segment and in total for 2003 and 2002 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2003	Net Sales	2002	Net Sales
Healthcare distribution	$665,470	20.3%	$572,893	20.8%
Technology	28,005	37.7%	25,008	37.5%

Total	$693,475	20.7%	$597,901	21.2%

      Selling, general and administrative expenses increased $95.6 million, or 16.0%, to $693.5 million for the year ended December 27, 2003 compared to the prior year period. As a percentage of sales, selling, general and administrative expenses decreased to 20.7% from 21.2% for the comparable prior year period. This decrease was primarily due to lower payroll and rent costs in our healthcare distribution business as a percentage of sales, realized through leveraging our infrastructure.

      As a component of total selling, general and administrative expenses, selling expenses increased $67.4 million, or 18.2%, to $437.5 million for the year ended December 27, 2003 from $370.1 million for the prior year period. The increase was primarily due to expenses directly associated with supporting increased sales volume. As a percentage of net sales, selling expenses decreased slightly to 13.0% from 13.1% for the comparable prior year period.

      As a component of total selling, general and administrative expenses, general and administrative expenses increased $28.2 million, or 12.4%, to $256.0 million for the year ended December 27, 2003 from $227.8 million for the prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.6% from 8.1% for the comparable prior year period primarily for the reasons stated above.

Other Expense, Net

      Other expense, net for the years ended December 27, 2003 and December 28, 2002 was as follows (in thousands):

	December 27,	December 28,
	2003	2002
Interest income	$8,746	$10,446
Interest expense	(18,311)	(17,960)
Other, net	1,622	940

Other expense, net	$(7,943)	$(6,574)

      Other expense, net increased $1.4 million to $7.9 million for the year ended December 27, 2003 compared to the prior year period. The net increase was primarily due to decreased interest income primarily due to lower cash and cash equivalents and marketable securities balances during 2003.

Income Taxes

      For the year ended December 27, 2003, our effective tax rate was 37.4% compared to 37.0% for the prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily relates to state income taxes.

Loss on Sale of Discontinued Operation

      During the year ended December 27, 2003, we recognized a $2.0 million loss, net of tax, on the sale of a discontinued operation (See Note 7 to our consolidated financial statements).

Net Income

      Net income increased $19.5 million, or 16.5%, to $137.5 million for the year ended December 27, 2003 compared to the prior year period. A post-tax real estate transaction gain of $454 thousand and a net loss on the sale of a discontinued operation of $2.0 million are included in 2003 net income. A post-tax real estate transaction gain of $890 thousand and a restructuring accrual reversal of $734 thousand are included in 2002 net income. The effect that such transactions had on earnings per share was $(0.02) in 2003 and $0.02 in 2002.

Liquidity and Capital Resources

      Our principal capital requirements include the funding of acquisitions and repayments of debt assumed in acquisitions, repurchases of common stock, working capital needs and capital expenditures. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Because sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.

      We finance our business primarily through cash generated from our operations, revolving credit facilities, private placement loans and stock issuances. Our principal sources of cash are from our operations and short-term and long-term debt financings. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for, and supply by our vendors of, our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will be consistent in the foreseeable future.

      Net cash flow provided by operating activities was $191.0 million for the year ended December 25, 2004 compared to $128.8 million for the prior-year period. This net change of $62.2 million was due primarily to changes in the timing of cash receipts from customers and cash payments to vendors (accounting for an increase of $52.8 million).

      Net cash used in investing activities was $172.6 million for the year ended December 25, 2004 compared to $118.1 million for the prior year period. The net change of $54.5 million was primarily due to payments for completed and pending business acquisitions, which accounted for $31.6 million. The remaining change was primarily due to a decrease of $26.1 million related to proceeds received from sales of marketable securities. We expect to invest approximately $50 million during fiscal year 2005 in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate certain operations.

      Net cash provided by (used in) financing activities was $26.4 million for the year ended December 25, 2004 compared to $(48.4) million for the prior-year period. The net change of $74.8 million was primarily due to our issuance of long-term debt (accounting for an increase of $234.2 million, net of issuance costs), partially offset by repayments of the debt assumed in business acquisitions (accounting for a decrease of $135.7 million) and increased payments to repurchase our common stock (accounting for a decrease of $20.5 million).

      The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 25,	December 27,
	2004	2003
Cash and cash equivalents	$186,621	$157,351
Marketable securities, including non-current	—	14,496
Working capital	736,844	637,296

Bank credit lines	$5,969	$6,059
Current maturities of long-term debt	3,906	3,253
Long-term debt	525,682	247,100

Total debt	$535,557	$256,412

      Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

      Our business requires a substantial investment in working capital, which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory.

      Our accounts receivable days sales outstanding improved to 46.0 days as of December 25, 2004 from 46.4 days as of December 27, 2003. Our inventory turns remained constant at 6.9 turns for the year ended December 25, 2004 compared to the prior year. We anticipate future increases in our working capital requirements as a result of continued sales growth.

      The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term variable rate of interest of 6.0%), as well as lease obligations and inventory purchase commitments as of December 25, 2004.

	Payments due by period (in thousands)
	< 1 year	1 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Inventory purchase commitments	$54,278	$60,856	$16,000	$8,000	$139,134
Long-term debt, including interest	28,404	93,756	219,966	299,686	641,812
Operating lease obligations	40,350	54,157	33,523	61,991	190,021
Capital lease obligations, including interest	1,335	2,533	1,699	8,547	14,114
Interest rate swap agreements	—	1,474	3,430	274	5,178

Total	$124,367	$212,776	$274,618	$378,498	$990,259

      As previously discussed in the ‘Recent Developments’ section, we have obligations to purchase influenza vaccine from Chiron Corporation and ID Biomedical Corporation. Given the uncertainties surrounding the pending FDA approval for both companies to distribute influenza vaccine in the U.S. for the 2005/2006 influenza season, we have excluded these purchase obligations from the above table.

      Our purchase commitment under our agreement with Chiron Corporation would require us to pay $122.5 million in 2005 if they are able to meet their obligations under the agreement. Our purchase commitment under our agreement with ID Biomedical which terminates in 2014 would require us to pay an amount per dose based each year on the market price then prevailing. Under current market prices, this commitment would aggregate to approximately $45.0 million for 2005, increasing to approximately $113.0 million in 2007 and each year thereafter.

      On August 9, 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year, which commenced on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $46.34 per share. Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $200.0 million revolving credit facility along with cash on hand to fully satisfy the cash portion of our conversion obligation.

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

      During the fourth quarter of 2003, we entered into agreements relating to the $230.0 million senior notes to exchange our fixed interest rates for variable interest rates. For the year ended December 25, 2004, the weighted-average variable interest rate was 5.05%. This weighted-average variable interest rate comprises LIBOR, plus a spread and resets on the interest due dates for the senior notes.

      We have a revolving credit facility of $200.0 million that is a four-year committed line scheduled to expire in May 2006. We financed our acquisition of the Demedis Group with cash on hand, borrowings under our revolving credit facility and with proceeds from a bridge loan in the amount of $150.0 million. These borrowings were repaid in full as of December 25, 2004 with the net proceeds from our $240.0 million convertible debt issuance on August 9, 2004. As of December 25, 2004, there were $8.0 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.

      As of December 25, 2004, we had available various short-term bank credit lines of which $6.0 million was outstanding. Such credit lines bear interest at rates ranging from 3.0% to 6.25%, and were collateralized by accounts receivable, inventory and property and equipment with an aggregate net carrying value of $25.3 million at December 25, 2004.

      On June 21, 2004, we announced that our Board of Directors had authorized a second common stock repurchase program. The new program allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. As of December 25, 2004, we had repurchased $36.2 million or 1,168,810 shares under this initiative.

      Some holders of minority interests in certain of our subsidiaries have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula price as defined in the agreements. Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We have not accrued any liabilities that may arise from these transactions because the outcome of the contingency is not determinable beyond a reasonable doubt.

      We finance our business to provide adequate funding for at least 12 months. Funding requirements are based on forecasted profitability and working capital needs which, on occasion, may change. Consequently, we may change our funding structure to reflect any new requirements.

      We believe that our cash and cash equivalents, ability to access public and private debt markets and public equity markets, and available funds under existing credit facilities provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Critical Accounting Policies and Estimates

      The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We base our estimates on historical data, when available, experience, industry and market trends, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, by their nature, estimates are subject to various assumptions and uncertainties. Reported results are therefore sensitive to any changes in our assumptions, judgments and estimates, including the possibility of obtaining materially different results if different assumptions were to be applied.

      We believe that the following critical accounting policies, which have been discussed with our audit committee, affect the significant estimates and judgments used in the preparation of our financial statements:

Revenue Recognition

      We generate revenue from the sale of dental, medical and veterinary consumable products, as well as dental equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra-revenue adjustments are recorded based upon historical data and are provided for in the period in which the related sales are recognized.

      Revenue derived from the sale of consumable products is recognized when products are shipped to customers. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating the completion of the earnings process because we have no post-shipment obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.

      Revenue derived from the sale of dental equipment is recognized when products are delivered to customers. Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Some equipment sales require minimal installation, which is completed at the time of delivery.

      Revenue derived from the sale of software products is recognized when products are shipped to customers. Such software is generally installed by customers and does not require extensive training due to the nature of its design. Revenue derived from post-contract customer support for software, including annual support and/or training, is recognized over the period in which the services are provided.

      Revenue derived from other sources including freight charges, equipment repairs and financial services, is recognized when the related product revenue is recognized or when the services are provided.

Accounts Receivable and Reserves

      The carrying amount of accounts receivable reflects a reserve representing our best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. Although making changes to our judgments, estimates and/or assumptions would affect our financial results, we believe the effect would not likely be material.

Goodwill and Other Indefinite-Lived Intangible Assets

      Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Such impairment tests require the comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. Although making changes to our judgments, estimates and/or assumptions would affect our financial results, we believe the effect would not likely be material.

      We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important, which could trigger an interim impairment review, include:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

      If we determine through the impairment review process that goodwill or other indefinite-lived intangible assets have been impaired, we record an impairment charge in our consolidated statement of income. Based on our impairment review process, we have not recorded any material impairments during 2004, 2003 or 2002.

Long-Lived Assets

      Long-lived assets, including definite-lived intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names and customer relationships. When an impairment exists, the related assets are written down to fair value. We have not recorded any material impairments during 2004, 2003 or 2002.

Stock-Based Compensation

      We account for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date.

      We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, “Accounting for Stock-Based Compensation.” The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield and weighted-average option life. If different assumptions were applied, the results would be different, however, such results would not affect our financial statements as this is a disclosure-only requirement.

      Beginning in the third quarter of 2005, in connection with our adoption of FAS 123(R) (discussed below) stock-based compensation will be included in our results of operations. The method and assumptions used to determine the fair value of stock-based compensation under FAS 123(R) will be similar to those used under FAS 123. If different assumptions were applied, the results would be different; however, we believe such results would not have a material effect on our results of operations.

Recently Issued Accounting Standards

      In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement changes the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123(R) will affect our results of operations to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the accompanying audited financial statements.

      In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement requires that such items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of FAS 151 must be applied prospectively. We do not anticipate the adoption of FAS 151 to have a material effect on our financial position or results of operations.

      FASB Staff Position (“FSP”) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

      We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. We attempt to minimize these risks by using interest rate swap agreements and foreign currency forward and swap contracts. These hedging activities provide only limited protection against interest rate and currency exchange risks. Factors that could influence the effectiveness of our programs include volatility of the interest rate and currency markets and availability of hedging instruments. All interest rate swap and currency contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure, not for speculation.

Interest Rate Swaps

      We have fixed rate senior notes of $130.0 million at 6.94% and $100.0 million at 6.66%. During the fourth quarter of 2003, we entered into interest rate swap agreements to exchange our fixed interest rates for variable interest rates payable on the $230.0 million senior notes. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.8 million.

      As of December 25, 2004, the fair value of our interest rate swap agreements recorded in other non-current liabilities was $1.4 million, which represented the amount that would be paid upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to non-current assets or liabilities with an offsetting adjustment to the carrying value of the $230.0 million notes as such hedges are deemed fully effective.

Foreign Exchange

      The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs, using primarily foreign currency forward and swap contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term foreign currency forward and swap contracts to protect against currency exchange risks associated with long-term intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign vendors. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting not an economic exposure.

      As of December 25, 2004, we had outstanding foreign currency forward and swap contracts aggregating $447.2 million, of which $440.2 million related to intercompany debt and $7.0 million related to the purchase of merchandise from foreign vendors. The contracts hedge against currency fluctuations of Euros ($371.5 million), British Pounds ($57.0 million), Australian Dollars ($11.1 million), Swedish Krona ($4.0 million), Swiss Francs ($2.8 million), Japanese Yen ($590.0 thousand) and New Zealand Dollars ($265 thousand). As of December 25, 2004, the gross amount of these contracts, calculated as the aggregate value of future U.S. dollar payments and receipts, determined by quoted market prices, was $448.4 million. These contracts expire through June 2005. For the year ended December 25, 2004, we recognized a loss relating to our foreign currency forward and swap contracts of $892 thousand.

Risk Factors

The healthcare products distribution industry is highly competitive and we may not be able to compete successfully.

      We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and by-pass distributors like us. Industry consolidation among healthcare products distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

The healthcare industry is experiencing changes which could adversely affect our business.

      The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences. In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; pressures relating to potential healthcare reform, trends toward managed care; consolidation of healthcare distribution companies; collective purchasing arrangements among office-based healthcare practitioners; and reimbursements to customers. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected. In addition, the enactment of any significant healthcare reforms could have a material adverse effect on our business.

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

      Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions of technologies or businesses;

•	the timing and amount of sales and marketing expenditures;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of functions of our technology-related products and services; and

•	our success in establishing or maintaining business relationships.

      Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet market expectations, our stock price may decline.

Because we do not manufacture the products we distribute, we are dependent upon third parties for the manufacture and supply of our products.

      We obtain substantially all of our products from third-party suppliers. Generally, we do not have long-term contracts with our suppliers, committing them to supply products to us. Therefore, suppliers may not provide the products we need in the quantities we request. Because we do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products, including the supply of our influenza vaccine and any other high sales volume product, would have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

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

      Our business involves a risk of product liability and other claims and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. Additionally, we own a majority interest in a company that manufactures dental implants and we are subject to the potential risk of product liability or other claims relating to the manufacture of products by that entity. One of the potential risks we face in the distribution of our products is liability resulting from counterfeit products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability. We have insurance policies, including product liability insurance, covering risks and in amounts we consider adequate. Additionally, in many cases we are covered by indemnification from the manufacturer of the product. However, we cannot assure you that the coverage maintained by us is sufficient to cover future claims, that it will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for us. A successful claim brought against us in excess of available insurance or indemnification, or any claim that results in significant adverse publicity against us, could harm our business.

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

Increases in the cost of shipping or service trouble with our third- party shippers could harm our business.

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

      During the fourth quarter of 2003, we entered into interest rate swap agreements to exchange our fixed rate interest rates for variable interest rates payable on our $230 million senior notes. Our fixed interest rates on the senior notes were 6.94% and 6.66% for the $130 million and $100 million senior notes, respectively. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines, and loan agreements, we are exposed to risk from fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would increase our annual interest expense by approximately $2.8 million.

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

      The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	our financial condition, results of operations and cash flows and prospects;

•	any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities.

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

      We also have a stockholder rights plan which could make it more difficult for a third party to acquire us if our Board of Directors does not determine that the acquisition proposal is adequate and in the stockholders’ best interest.

ITEM 8. Financial Statements and Supplementary Data

All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

      We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 25, 2004 and December 27, 2003, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Henry Schein, Inc. at December 25, 2004 and December 27, 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 25, 2004 in conformity with accounting principles generally accepted in the United States of America.

      We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Henry Schein, Inc.’s internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 28, 2005 expressed an unqualified opinion.

/s/ BDO SEIDMAN, LLP

New York, New York
February 28, 2005

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 25,	December 27,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$186,621	$157,351
Accounts receivable, net of reserves of $44,852 and $43,203	554,666	467,085
Inventories	486,494	385,846
Deferred income taxes	28,795	30,559
Prepaid expenses and other	174,167	115,643

Total current assets	1,430,743	1,156,484
Property and equipment, net	176,103	154,205
Goodwill	627,215	398,888
Other intangibles, net	129,285	37,551
Investments and other	70,324	72,242

Total assets	$2,433,670	$1,819,370

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$367,213	$278,163
Bank credit lines	5,969	6,059
Current maturities of long-term debt	3,906	3,253
Accrued expenses:
Payroll and related	89,431	68,214
Taxes	70,970	45,969
Other	156,410	117,530

Total current liabilities	693,899	519,188
Long-term debt	525,682	247,100
Deferred income taxes	66,599	32,938
Other liabilities	28,999	4,494
Minority interest	12,438	11,532
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 120,000,000 shares authorized, 86,650,428 and 87,523,946 outstanding	867	875
Additional paid-in capital	445,573	444,681
Retained earnings	615,265	533,654
Accumulated other comprehensive income	44,785	24,999
Deferred compensation	(437)	(91)

Total stockholders’ equity	1,106,053	1,004,118

Total liabilities and stockholders’ equity	$2,433,670	$1,819,370

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Net sales	$4,060,266	$3,353,805	$2,825,001
Cost of sales	2,983,860	2,426,611	2,030,097

Gross profit	1,076,406	927,194	794,904
Operating expenses:
Selling, general and administrative	863,319	693,475	597,901

Operating income	213,087	233,719	197,003
Other income (expense):
Interest income	8,034	8,746	10,446
Interest expense	(18,115)	(18,311)	(17,960)
Other, net	368	1,622	940

Income before taxes, minority interest, equity in earnings of affiliates and loss on sale of discontinued operation	203,374	225,776	190,429
Taxes on income from continuing operations	(75,404)	(84,378)	(70,510)
Minority interest in net income of subsidiaries	(1,486)	(2,807)	(2,591)
Equity in earnings of affiliates	1,699	931	659

Net income from continuing operations	128,183	139,522	117,987
Loss on sale of discontinued operation, net of tax	—	(2,012)	—

Net income	$128,183	$137,510	$117,987

Earnings from continuing operations per share:
Basic	$1.47	$1.60	$1.36

Diluted	$1.43	$1.55	$1.31

Loss on sale of discontinued operation, net of tax per share:
Basic	$—	$(0.03)	$—

Diluted	$—	$(0.02)	$—

Earnings per share:
Basic	$1.47	$1.57	$1.36

Diluted	$1.43	$1.53	$1.31

Weighted-average common shares outstanding:
Basic	87,253	87,417	86,978

Diluted	89,462	89,975	89,744

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

	Common Stock					Accumulated
	$.01 Par Value		Additional			Other		Total
			Paid-in	Retained	Treasury	Comprehensive	Deferred	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Compensation	Equity
Balance, December 29, 2001	85,490,408	$854	$392,620	$312,402	$(1,156)	$(23,922)	$(341)	$680,457

Net income	—	—	—	117,987	—	—	—	117,987
Foreign currency translation gain	—	—	—	—	—	19,156	—	19,156
Unrealized loss from hedging activities, net of tax of $66	—	—	—	—	—	(167)	—	(167)
Net unrealized investment gain, net of tax of $(55)	—	—	—	—	—	139	—	139

Total comprehensive income								137,115

Stock issued to 401(k) plan	49,718	—	1,340	—	—	—	—	1,340
Amortization of restricted stock	—	—	—	—	—	—	125	125
Stock issued upon exercise of stock options, including tax benefit of $8,058	2,543,056	26	42,154	—	—	—	—	42,180

Balance, December 28, 2002	88,083,182	880	436,114	430,389	(1,156)	(4,794)	(216)	861,217

Net income	—	—	—	137,510	—	—	—	137,510
Foreign currency translation gain	—	—	—	—	—	31,482	—	31,482
Unrealized loss from hedging activities, net of tax of $267	—	—	—	—	—	(717)	—	(717)
Net unrealized investment loss, net of tax of $46	—	—	—	—	—	(125)	—	(125)
Pension adjustment loss, net of tax of $315	—	—	—	—	—	(847)	—	(847)

Total comprehensive income								167,303

Stock issued to 401(k) plan	79,572	1	2,299	—	—	—	—	2,300
Amortization of restricted stock	—	—	—	—	—	—	125	125
Retirement of treasury stock	(124,958)	(1)	(570)	(585)	1,156	—	—	—
Repurchase and retirement of common stock	(2,670,000)	(27)	(28,067)	(33,660)	—	—	—	(61,754)
Stock issued upon exercise of stock options, including tax benefit of $12,579	2,156,150	22	34,905	—	—	—	—	34,927

Balance, December 27, 2003	87,523,946	875	444,681	533,654	—	24,999	(91)	1,004,118

Net income	—	—	—	128,183	—	—	—	128,183
Foreign currency translation gain	—	—	—	—	—	21,719	—	21,719
Unrealized loss from hedging activities, net of tax of $660	—	—	—	—	—	(1,952)	—	(1,952)
Net unrealized investment gain, net of tax of $(6)	—	—	—	—	—	19	—	19

Total comprehensive income								147,969

Stock issued to 401(k) plan	89,320	1	2,804	—	—	—	—	2,805
Issuance of restricted stock	15,244	—	486	—	—	—	(486)	—
Amortization of restricted stock	—	—	—	—	—	—	140	140
Repurchase and retirement of common stock	(2,498,810)	(24)	(35,617)	(46,572)	—	—	—	(82,213)
Stock issued upon exercise of stock options, including tax benefit of $11,809	1,520,728	15	33,219	—	—	—	—	33,234

Balance, December 25, 2004	86,650,428	$867	$445,573	$615,265	$—	$44,785	$(437)	$1,106,053

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Cash flows from operating activities of continuing operations:
Net income	$128,183	$137,510	$117,987
Loss on sale of discontinued operation, net of tax	—	2,012	—

Net income from continuing operations	128,183	139,522	117,987
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Depreciation and amortization	51,326	36,843	28,272
Provision for losses on trade and other accounts receivable	3,820	6,548	8,962
Deferred income taxes	13,294	5,524	226
Stock issued to 401(k) plan	2,805	2,300	1,340
Undistributed earnings of affiliates	(1,699)	(931)	(659)
Minority interest in net income of subsidiaries	1,486	2,807	2,591
Other	1,519	2,005	145
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(35,075)	(69,543)	(6,714)
Inventories	(28,614)	(28,781)	(23,075)
Other current assets	(13,919)	(16,957)	(18,445)
Accounts payable and accrued expenses	67,873	49,506	24,039

Net cash provided by operating activities of continuing operations	190,999	128,843	134,669

Cash flows from investing activities:
Purchases of fixed assets	(37,837)	(38,978)	(47,543)
Payments for business acquisitions, net of cash acquired	(132,375)	(118,180)	(36,224)
Payments related to pending business acquisitions	(17,439)	—	—
Purchases of marketable securities	—	(39,667)	(55,211)
Proceeds from sales of marketable securities	14,472	40,619	—
Proceeds from maturities of marketable securities	—	39,030	—
Other, including discontinued operation	627	(946)	(3,780)

Net cash used in investing activities	(172,552)	(118,122)	(142,758)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	240,000	—	—
Payments for debt issuance costs	(5,781)	—	—
Net (payments on) proceeds from bank borrowings	(7,339)	(180)	394
Repayment of debt assumed in business acquisitions	(135,718)	—	—
Principal payments on long-term debt	(3,359)	(8,667)	(14,941)
Proceeds from issuance of stock upon exercise of stock options	21,425	22,348	34,122
Payments for repurchases of common stock	(82,213)	(61,754)	—
Other	(645)	(122)	(892)

Net cash provided by (used in) financing activities	26,370	(48,375)	18,683

Net change in cash and cash equivalents	44,817	(37,654)	10,594
Effect of exchange rate changes on cash and cash equivalents	(15,547)	(5,646)	(3,310)
Cash and cash equivalents, beginning of year	157,351	200,651	193,367

Cash and cash equivalents, end of year	$186,621	$157,351	$200,651

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1—Significant Accounting Policies

Nature of Operations

      We distribute healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets, with operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Portugal, Australia and New Zealand. We also have affiliates in Iceland and Israel. We sell products and services to customers in dental practices and dental laboratories, as well as physician practices, veterinary clinics, government and other institutions.

Principles of Consolidation

      Our consolidated financial statements include the accounts of Henry Schein, Inc. and all of our wholly-owned and majority-owned and controlled subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned, are accounted for under the equity method. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Fiscal Year

      We report our operations and cash flows on a 52-53 week basis ending on the last Saturday of December. Each of the three years ended December 25, 2004, December 27, 2003 and December 28, 2002 consisted of 52 weeks.

Revenue Recognition

      We generate revenue from the sale of dental, medical and veterinary consumable products, as well as dental equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra-revenue adjustments are recorded based upon historical data and are provided for in the period in which the related sales are recognized.

      Revenue derived from the sale of consumable products is recognized when products are shipped to customers. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating the completion of the earnings process because we have no post-shipment obligations, the product price is fixed and determinable, collection of the resulting receivable is probable and product returns are reasonably estimable.

      Revenue derived from the sale of dental equipment is recognized when products are delivered to customers. Such sales typically entail scheduled deliveries of large equipment primarily by equipment

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1— Significant Accounting Policies— (Continued)

service technicians. Some equipment sales require minimal installation, which is completed at the time of delivery.

      Revenue derived from the sale of software products is recognized when products are shipped to customers. Such software is generally installed by customers and does not require extensive training due to the nature of its design. Revenue derived from post-contract customer support for software, including annual support and/or training, is recognized over the period in which the services are provided.

      Revenue derived from other sources including freight charges, equipment repairs and financial services, is recognized when the related product revenue is recognized or when the services are provided.

Cash and Cash Equivalents

      We consider all highly-liquid debt instruments and other short-term investments with an original maturity of three months or less to be cash equivalents. Book overdrafts of $32.7 million, representing outstanding checks in excess of funds on deposit primarily related to payments for inventory, were classified as accounts payable as of December 25, 2004.

Accounts Receivable and Reserves

      The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. The reserve for accounts receivable is comprised of allowance for doubtful accounts and sales returns. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our general allowance, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

Direct Shipping and Handling Costs

      Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses. These costs were $35.5 million, $25.7 million and $23.2 million for 2004, 2003 and 2002.

Advertising and Promotional Costs

      We generally expense advertising and promotional costs as incurred. Total advertising and promotional expenses were $21.9 million, $18.6 million and $13.9 million for 2004, 2003 and 2002. Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally one year. As of December 25, 2004 and December 27, 2003, we had $3.4 million and $2.2 million of deferred direct marketing expenses included in other current assets.

Inventories

      Inventories consist substantially of finished goods and are valued at the lower of cost or market. Cost is determined primarily by the first-in, first-out method.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 1— Significant Accounting Policies— (Continued)

Property and Equipment and Depreciation and Amortization

      Property and equipment are stated at cost, net of accumulated depreciation. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

Years
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

      Capitalized software costs consist of costs to purchase and develop software. Costs incurred during the application development stage for software bought and further customized by outside vendors for our use and software developed by a vendor for our proprietary use are capitalized. Costs incurred for our own personnel who are directly associated with software development may also be capitalized.

Taxes on Income

      We account for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in tax laws or rates. The effect on deferred tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. We file a consolidated U.S. federal income tax return with our 80% or greater owned U.S. subsidiaries.

Foreign Currency Translation and Transactions

      The financial position and results of operations of our foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions are included in earnings.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 1— Significant Accounting Policies— (Continued)

Risk Management and Derivative Financial Instruments

      We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates. Our objective is to manage the impact that interest rate and foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows. We do not enter into derivative instruments for speculative purposes. Our derivative instruments include interest rate swap agreements related to our long-term fixed rate debt and foreign currency forward and swap contracts related to intercompany loans and certain forecasted transactions with foreign vendors. We consider our net investments in foreign subsidiaries to be both long-term and strategic and consequently do not hedge such investments. Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract.

      Our interest rate swap agreements are designated as fair value hedging instruments. The terms of our interest rate swap agreements are identical to the Senior Notes and consequently qualify for an assumption of no ineffectiveness under the provisions of Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Both the interest rate swap agreements and the underlying Senior Notes are marked-to-market through earnings at the end of each period; however, since our interest rate swap agreements are deemed fully effective, these mark-to-market adjustments have no net impact on earnings.

      Our foreign currency forward and exchange contracts are designated as cash flow hedging instruments. These contracts are recorded at fair value on the balance sheet and all changes in fair value are deferred in accumulated other comprehensive income until the underlying transactions are recognized. Upon recognition, such gains or losses are recorded in operations as an adjustment to the carrying amounts of the underlying transactions in the period in which these transactions are recognized.

Acquisitions

      The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is recorded as goodwill. Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over future periods. We have not accrued any liabilities that may arise from these transactions because the outcome of the contingencies is not determinable beyond a reasonable doubt.

Goodwill and Other Indefinite-Lived Intangible Assets

      Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. Such impairment tests require a comparison of the fair value and carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 1— Significant Accounting Policies— (Continued)

      Some factors we consider important that could trigger an interim impairment review include:

•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.

      If we determine through the impairment review process that indefinite-lived intangible assets have been impaired, we record an impairment charge in our consolidated statements of income. Based on our impairment review process, we have not recorded any impairments during 2004, 2003 or 2002.

Long-Lived Assets

      Long-lived assets, including definite-lived intangible assets, are evaluated for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names and customer relationships. When an impairment exists, the related assets are written down to fair value. We have not recorded any material impairments during 2004, 2003 or 2002.

Cost of Sales

      The primary components of cost of sales include the cost of the product (net of purchase discounts, vendor chargebacks and rebates) and inbound and outbound freight charges. Costs related to purchasing, receiving, inspections, warehousing, internal inventory transfers and other costs of our distribution network are included in selling, general and administrative expense along with other operating costs.

      As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Total distribution network costs were $58.3 million, $32.2 million and $28.1 million for 2004, 2003 and 2002.

Stock-Based Compensation

      We account for stock option awards under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date.

      We make pro forma disclosures of net income and earnings per share as if the fair value-based method of accounting (the alternative method of accounting for stock-based compensation) had been applied as required by FAS No. 123, “Accounting for Stock-Based Compensation.” The fair value-based method requires us to make assumptions to determine expected risk-free interest rates, stock price volatility, dividend yield and weighted-average option life.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 1— Significant Accounting Policies— (Continued)

      Under the accounting provisions of FAS 123, our net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below. The following assumptions were used in determining the fair values: weighted-average risk-free interest rates of 3.0%, 3.0% and 4.0% for 2004, 2003 and 2002; stock price volatility of 30.0% for 2004 and 45.0% for 2003 and 2002; dividend yield of 0% and weighted-average expected option life of 5 years for 2004, 2003 and 2002.

		Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Net income as reported	$128,183	$137,510	$117,987
Deduct: Total tax affected stock-based compensation expense determined under fair value method	(8,761)	(7,413)	(5,725)

Pro forma net income	$119,422	$130,097	$112,262

Earnings per share, as reported:
Basic	$1.47	$1.57	$1.36

Diluted	$1.43	$1.53	$1.31

Earnings per share, pro forma:
Basic	$1.37	$1.49	$1.29

Diluted	$1.33	$1.45	$1.25

      Beginning in the third quarter of 2005, in connection with our adoption of FAS 123(R); “Share-Based Payment” (discussed below in ‘New Accounting Pronouncements’), stock-based compensation will be included in our results of operations. The method and assumptions used to determine the fair value of stock-based compensation under FAS 123(R) will be similar to those used under FAS 123.

Comprehensive Income

      Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as these amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains (losses) on hedging activity and marketable securities and a pension adjustment loss in 2003.

Stock Split

      On January 31, 2005, we announced that our Board of Directors approved a two-for-one stock split effected in the form of a dividend. This stock split became effective on February 28, 2005 and has been retroactively reflected for all periods presented in the accompanying financial statements and footnotes.

New Accounting Pronouncements

      In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement changes the accounting for

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 1— Significant Accounting Policies— (Continued)

transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement is effective for interim and annual periods beginning after June 15, 2005 and applies to all outstanding and unvested stock-based payment awards at the date of adoption. We anticipate the adoption of FAS 123(R) will affect our results of operations to an extent similar to that as presented in our FAS 123 pro forma disclosure above.

      In November 2004, the FASB issued FAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This Statement requires that such items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The provisions of FAS 151 must be applied prospectively. We do not anticipate the adoption of FAS 151 to have a material effect on our financial position or results of operations.

      FASB Staff Position (“FSP”) No. 109-2 “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FAS No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FAS No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 2—Earnings Per Share

      Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic, except it reflects the effect of common shares issuable upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect. The dilutive effect of our convertible debt will be reflected in diluted earnings per share by application of the ‘if converted’ method. For the year ended December 25, 2004, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt because the principal is required to be repaid in cash. If at any time, the debt is convertible at a premium as a result of the conditions of the debt, the amount in excess of the principal will be repaid in common shares.

      A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Basic	87,252,606	87,417,172	86,978,458
Effect of assumed exercise of stock options	2,208,960	2,558,324	2,765,930

Diluted	89,461,566	89,975,496	89,744,388

      Weighted-average options to purchase 1,853,324, 34,354 and 60,644 shares of common stock at prices ranging from $34.42 to $38.50, $26.26 to $34.42 and $23.40 to $27.00 per share that were outstanding during 2004, 2003 and 2002 were excluded from the computation of diluted earnings per share. In each of these periods, the options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 3—Investments in Marketable Securities

      There were no investments in marketable securities as of December 25, 2004. Investments in marketable securities as of December 27, 2003, which were classified as available-for-sale, were as follows:

		Gross	Gross	Fair
	Amortized	Unrealized	Unrealized	Market
	Cost	Gain	Loss	Value
Debt Securities recorded at market, maturing within one year: Municipal securities	$3,012	$—	$—	$3,012

Total short-term	3,012	—	—	3,012

Debt Securities recorded at market, maturing between one and two years:
U.S. government and agency securities	10,505	1	(22)	10,484
Municipal securities	1,000	—	—	1,000

Total long-term	11,505	1	(22)	11,484

Total investments in marketable securities	$14,517	$1	$(22)	$14,496

      We determine cost of investments on the specific identification basis. Gross realized gains were $114 and gross realized losses were $26 in 2003. The securities held on December 27, 2003 had contractual maturities of up to three years.

Note 4—Property and Equipment, Net

      Property and equipment consisted of the following:

	December 25,	December 27,
	2004	2003
Land	$7,935	$7,754
Buildings and improvements	44,592	39,195
Leasehold improvements	26,553	25,215
Machinery and warehouse equipment	50,687	34,148
Furniture, fixtures and other	36,620	30,176
Computer equipment and software	144,942	150,193

	311,329	286,681
Less accumulated depreciation and amortization	(135,226)	(132,476)

Property and equipment, net	$176,103	$154,205

      The net carrying value of equipment held under capital leases amounted to approximately $13.1 million and $2.3 million as of December 25, 2004 and December 27, 2003. Property and equipment related depreciation and amortization expense for 2004, 2003 and 2002 was $41.2 million, $33.6 million and $27.2 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 5—Goodwill and Other Intangibles, Net

      The changes in the carrying amount of goodwill for the year ended December 25, 2004 were as follows:

	Healthcare
	Distribution	Technology	Total
Balance as of December 27, 2003	$397,003	$1,885	$398,888
Adjustments to goodwill:
Acquisitions	197,752	2,081	199,833
Foreign currency translation	28,494	—	28,494

Balance as of December 25, 2004	$623,249	$3,966	$627,215

      The acquisition costs incurred during 2004 related to acquisitions and contingent earnout payments relating to acquisitions made in prior years.

      Other intangible assets consisted of the following:

	As of		As of
	December 25, 2004		December 27, 2003
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Non-compete agreements	$24,269	$(5,496)	$18,869	$(5,021)
Trademarks and trade names	32,565	(2,039)	12,494	(128)
Customer relationships	68,209	(5,226)	11,547	(1,074)
Other	21,224	(4,221)	3,316	(2,452)

Total	$146,267	$(16,982)	$46,226	$(8,675)

      Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses in exchange for placing restrictions on their ability to pose a competitive risk to us. Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us. The weighted-average non-compete period for agreements currently being amortized was approximately 11 years as of December 25, 2004.

      Trademarks, trade names and customer relationships were established through business acquisitions. Certain trademarks and trade names, totaling $25.7 million and $8.1 million as of December 25, 2004 and December 27, 2003, are deemed indefinite-lived intangible assets and are not amortized. The remainder are deemed definite-lived and are amortized on a straight-line basis over a weighted-average period of approximately 2 years as of December 25, 2004. Customer relationships are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10 years as of December 25, 2004.

      Amortization of definite-lived intangible assets for 2004, 2003 and 2002 was $10.1 million, $3.2 million and $1.1 million. The annual amortization expense expected for the years 2005 through 2009 is $11.2 million, $10.5 million, $9.0 million, $7.1 million and $6.4 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 6—Investments and Other

      Investments and other consisted of the following:

	December 25,	December 27,
	2004	2003
Long-term notes receivable (1)	$36,184	$35,434
Long-term distribution agreement, net of amortization	5,243	—
Investments in long-term marketable securities	—	11,484
Deposit on long-term inventory purchase agreements	—	6,899
Investment in unconsolidated affiliates	6,378	5,538
Debt issuance costs, net of amortization	6,566	968
Non-current deferred state and local income tax asset	10,364	4,200
Other	5,589	7,719

Total	$70,324	$72,242

(1)	Long-term notes receivable carry interest rates ranging from 3.7% to 12.0% and are due in varying installments through 2020. Of the total, approximately $18.8 million in 2004 and $19.7 million in 2003 relate to the sale of certain businesses in prior years.

Note 7—Business Acquisitions and Divestiture

      On June 18, 2004, we acquired all of the outstanding equity shares of Demedis GmbH (excluding its Austrian operations), which we believe is a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries; and Euro Dental Holding GmbH, which included KRUGG S.p.A., which we believe is Italy’s leading distributor of dental consumable products, and DentalMV GmbH (otherwise known as Muller & Weygandt, or “M&W”). We refer to these entities collectively as the “Demedis Group.”

      As part of our agreement with the German regulatory authorities, we agreed to divest M&W shortly after the consummation of the acquisition, effected through exercising a put option back to the previous owners. On July 16, 2004, this divestiture was completed for EUR 50.0 million (or $62.2 million), including the assumption of debt of approximately EUR 27.5 million (or $34.2 million), resulting in a reduction of the purchase price for the Demedis Group.

      As part of the agreement to divest M&W, we were entitled to receive 50% of the net sale proceeds in excess of EUR 55.0 million, in the event M&W was subsequently resold before June 18, 2005. On September 24, 2004, an agreement was signed to resell M&W for an amount that resulted in our realizing a share of the net sale proceeds equal to EUR 26.4 million (or $32.4 million), which we received in October 2004. This amount was treated as a further reduction of the purchase price for the Demedis Group.

      The regulatory authorities are continuing their review of our pending acquisition of the Demedis Group’s business in Austria, which operates under the Austrodent brand. Of the total purchase price for the Demedis Group, EUR 11.0 million (or $13.5 million) was attributable to Austrodent, which was included in other current assets as of December 25, 2004. In the event that we receive regulatory approval to acquire Austrodent, this amount will be reclassified based on the fair value of the assets and liabilities acquired through a purchase price allocation, with an increase to goodwill for any excess of

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 7—Business Acquisitions and Divestiture — (Continued)

purchase price over fair value. In the event that we do not receive regulatory approval to acquire Austrodent, we are entitled to receive the proceeds through a sale of Austrodent, net of selling costs, up to EUR 11.0 million. Any shortfall between the EUR 11.0 million and the proceeds received upon a subsequent sale of Austrodent will be recorded as an addition to goodwill of the Demedis Group.

      Excluding its Austrian operations and giving effect to the proceeds received from the divestiture and subsequent resale of M&W as discussed above, the cash paid for the Demedis Group was approximately EUR 51.8 million (or $62.9 million), including transaction costs. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed, including goodwill established, at the date of acquisition. The amounts were based on our best estimates and third-party valuations (with respect to intangible assets):

As of
June 18, 2004
Current assets	$93,023
Property, plant, and equipment	7,438
Intangible assets	59,825
Goodwill	137,273

Total assets acquired	297,559

Current liabilities	61,043
Long-term debt assumed and repaid	133,680
Other liabilities, net	39,895

Total liabilities assumed	234,618

Net assets acquired	$62,941

      Of the $59.8 million of acquired intangible assets, $43.2 million was assigned to customer relationships (with a weighted-average useful life of 10 years), $4.1 million was assigned to registered trademarks and trade names (with a weighted-average useful life of 2 years) and $12.5 million was assigned to registered trademarks and trade names that are not subject to amortization. Of the total amount of $137.3 million assigned to goodwill, none is expected to be deductible for tax purposes.

      We financed the acquisition of the Demedis Group primarily with cash on hand, borrowings under our existing revolving credit facility and with proceeds from a bridge loan in the amount of $150.0 million. These borrowings were repaid in full with the net proceeds from the issuance of $240.0 million of long-term convertible debt on August 9, 2004 as discussed in Note 8.

      The operating results of the Demedis Group, including M&W (which was accounted for using the equity method through the date of the divestiture) and excluding Austrodent, are included in the accompanying financial statements since the acquisition date of June 18, 2004. Assuming the acquisition of the Demedis Group occurred at the beginning of our fiscal year ended December 27, 2003, excluding the results of Austrodent and M&W, our pro forma net sales would have been approximately $4.2 billion and $3.7 billion for 2004 and 2003. These unaudited net sales amounts do not purport to be indicative of what our net sales would have been had the above transaction been completed at the beginning of our fiscal year ended December 27, 2003. The pro forma effect of the acquisition of the Demedis Group on our net income and earnings per share was not material.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 7—Business Acquisitions and Divestiture — (Continued)

      In addition to the Demedis Group acquisition, we completed other acquisitions and made earn-out payments that resulted in recording additional goodwill during 2004. None of these transactions were material individually or in the aggregate. During the year ended December 27, 2003, we acquired eight healthcare distribution businesses, which were not considered material on either an individual or aggregate basis.

      On August 29, 2003, we sold PMA Bode GmbH, an x-ray film distribution business located in Germany, which was a component of our healthcare distribution business segment. PMA Bode generated annual net sales of approximately $31.0 million. The loss recorded on the sale of PMA Bode was approximately $2.0 million (net of $54 tax benefit) and is presented separately as a loss on sale of discontinued operation, net of tax, in our statements of income. Due to immateriality, we have not reflected the operating results of PMA Bode separately as a discontinued operation for any of the periods presented.

Note 8—Debt

Bank Credit Lines

      We have a Revolving Credit Facility of $200.0 million that is a committed line scheduled to terminate in May 2006. The interest rate is based on LIBOR plus 0.625%, which represents our spread based on our covenants at December 25, 2004. The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to annual dividends in excess of $25.0 million, guarantees of subsidiary debt, investments in subsidiaries, mergers and acquisitions, liens, certain changes in ownership and employee and shareholder loans. As of December 25, 2004, there were $8.3 million of letters of credit provided to third parties and no borrowings outstanding under this credit facility.

      As of December 25, 2004, we had available various short-term bank credit lines of which $6.0 million was outstanding. Such credit lines bear interest at rates ranging from 3.0% to 6.25%, and were collateralized by accounts receivable, inventory and property and equipment with an aggregate net carrying value of $25.3 million at December 25, 2004.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 8—Debt — (Continued)

Long-term debt

      Long-term debt consisted of the following:

	As of	As of
	December 25,	December 27,
	2004	2003
Senior Notes	$228,615	$230,741
Convertible Debt	240,000	—
Notes payable to banks, interest rates ranging from 4.0% to 6.7%, payable in quarterly installments ranging from $8 to $23 through 2019	12,742	12,494
Various uncollateralized loans payable with interest, in varying installments through 2006	35,216	4,780
Capital lease obligations (see Note 13)	13,015	2,338

Total	529,588	250,353
Less current maturities	(3,906)	(3,253)

Total long-term debt	$525,682	$247,100

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

      The agreement governing our Senior Notes provides, among other things, that we will maintain on a consolidated basis, certain leverage and priority debt ratios and a minimum net worth. The agreement also contains restrictions relating to transactions with affiliates, annual dividends (limited to the greater of $25.0 million or 40% of net income), mergers and acquisitions and liens.

      During the year ended December 27, 2003, we entered into interest rate swap agreements relating to our $230.0 million Senior Notes to exchange our fixed interest rates for variable interest rates. The weighted-average variable interest rate was 5.05% as of December 25, 2004. This variable rate is comprised of LIBOR plus a spread and resets on the interest due dates of the Senior Notes.

      On August 9, 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year, beginning on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $46.34 per share, under the following circumstances:

•	if the last price of our common stock is above 130% of the conversion price measured over a specified number of trading days;

•	during the five business-day period following any 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 98% of the average conversion value for the notes during that period;

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 8—Debt — (Continued)

•	if the notes have been called for redemption; or

•	upon the occurrence of a fundamental change or specified corporate transactions, as defined in the note agreement.

      Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We will also pay contingent interest during any six-month interest period beginning August 15, 2010 if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.

      As of December 25, 2004, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 2005 — $3.9 million; 2006 — $24.8 million; 2007 — $22.3 million; 2008 — $21.9 million; 2009 — $160.4 million.

Note 9—Taxes on Income

      Taxes on income are based on income before taxes, minority interest, equity in earnings of affiliates and loss on sale of discontinued operation and were as follows:

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Domestic	$177,170	$214,283	$186,134
Foreign	26,204	11,493	4,295

Total	$203,374	$225,776	$190,429

      The provisions for taxes on income from continuing operations were as follows:

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Current tax expense:
U.S. Federal	$47,336	$61,383	$59,254
State and local	10,473	10,680	9,223
Foreign	4,301	6,791	1,807

Total current	62,110	78,854	70,284

Deferred tax expense (benefit):
U.S. Federal	8,008	7,088	(1,196)
State and local	1,978	1,141	(151)
Foreign	3,308	(2,705)	1,573

Total deferred	13,294	5,524	226

Total provision	$75,404	$84,378	$70,510

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 9—Taxes on Income—(Continued)

      The tax effects of temporary differences that give rise to our deferred tax asset (liability) were as follows:

	December 25,	December 27,
	2004	2003
Current deferred tax assets:
Inventory, premium coupon redemptions and accounts receivable valuation allowances	$14,746	$17,021
Uniform capitalization adjustments to inventories	4,362	4,365
Other accrued liabilities	10,563	9,173

Total current deferred tax asset	29,671	30,559
Valuation allowances for current deferred tax assets	(1,856)	—

Net current deferred tax asset	27,815	30,559

Non-current deferred tax asset (liability):
Property and equipment	(19,289)	(18,980)
Intangible assets	(58,480)	(26,593)
Net operating loss carryforward	4,168	1,981
Net operating losses of foreign subsidiaries	87,866	15,552

Total non-current deferred tax asset (liability)	14,265	(28,040)
Valuation allowance for non-current deferred tax assets (1)	(70,500)	(698)

Net non-current deferred tax liability	(56,235)	(28,738)

Net deferred tax asset (liability)	$(28,420)	$1,821

      (1) Primarily relates to operating losses of acquired foreign subsidiaries the benefits of which are uncertain. Any future reductions of such valuation allowances will be reflected as reductions of goodwill.

      As of December 25, 2004, we have domestic unconsolidated net operating loss carryforwards of $10.3 million, which are available to offset future federal taxable income through 2024. Foreign net operating losses totaled $220.6 million as of December 25, 2004. Of such losses, $1.9 million can be utilized against future foreign income through 2011 and $218.7 million has an indefinite life.

      The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Income tax provision at federal statutory rate	$71,182	$79,020	$66,652
State income tax provision, net of federal income tax effect	8,094	7,684	5,897
Foreign income tax benefit and other	(3,872)	(2,326)	(2,039)

Total income tax provision	$75,404	$84,378	$70,510

      Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, we believe that

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 9—Taxes on Income—(Continued)

foreign tax credits may substantially offset any U.S. tax liabilities. As of December 25, 2004, the cumulative amount of reinvested earnings was approximately $21.4 million.

Note 10—Financial Instruments and Concentrations of Credit Risk

Fair Values of Financial Instruments

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash equivalents and trade receivables — Due to the short-term maturity of such instruments, the carrying amounts are a reasonable estimate of fair value.

Long-term investments and notes receivable — The fair value of long-term marketable securities is estimated based on quoted market prices for those investments. Such instruments are carried at fair value on the balance sheet. There are no quoted market prices available for investments in unconsolidated affiliates and notes receivable; however, we believe the carrying amounts are a reasonable estimate of fair value.

Long-term debt — The fair value of our long-term debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt. The fair value of our long-term debt as of December 25, 2004 and December 27, 2003 was estimated at $540.2 million and $247.1 million.

Derivative instruments — The fair values of foreign currency forward contracts and interest rate swap agreements are estimated by obtaining quotes from brokers. Such instruments are carried at fair value on the balance sheet. The fair value of our foreign currency forward contracts as of December 25, 2004 and December 27, 2003 was estimated at $(1.2) million and $(9.4) million which approximated contract value. The fair value of our interest rate swap agreements was estimated at $(1.4) million, representing the estimated amount we would pay to terminate the agreements as of December 25, 2004, which takes into account current interest rates, market expectations for future interest rates and our current creditworthiness.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 10—Financial Instruments and Concentrations of Credit Risk — (Continued)

Concentrations of Credit Risk

      Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of cash equivalents, trade receivables, long-term investments, notes receivable and derivative instruments. In all cases, our maximum exposure to loss from credit risk equals the gross fair value of the financial instruments. We continuously assess the need for reserves for such losses, which have historically been within our expectations. We do not require collateral or other security to support financial instruments subject to credit risk, except for long-term notes receivable.

      With respect to our cash equivalents, short-term and long-term investments and derivative instruments, our credit risk is limited due to our counter-parties being high-credit quality financial institutions. As a risk management policy, we limit the amount of credit exposure by utilizing numerous different counter-parties.

      With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas. We do have some concentrations of credit risk associated with our sales to hospitals; however, such credit risks are somewhat mitigated by our method of monitoring credit-worthiness and collectibility of larger accounts on a customer-by-customer basis. No single customer accounted for more than 1.1% of our net sales in 2004.

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

Note 11—Segment and Geographic Data

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

      Our dental group serves office-based dental practices in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, as well as surgical centers and other alternate-care settings and veterinarian clinics throughout the United States. Our international group serves practices in 17 countries outside of North America and we believe it is a leading Pan-European healthcare supplier serving office-based dental, medical and veterinary practices.

      Our technology group provides software, technology and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice management software systems for dental and medical practices and veterinary clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 11—Segment and Geographic Data — (Continued)

      The following tables summarize information about our business segments:

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Net Sales:
Healthcare distribution (1):
Dental (2)	$1,602,457	$1,364,812	$1,227,273
Medical (3)	1,446,060	1,338,084	1,093,956
International (4)	928,207	576,628	437,046

Total healthcare distribution	3,976,724	3,279,524	2,758,275
Technology (5)	83,542	74,281	66,726

Total	$4,060,266	$3,353,805	$2,825,001

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and veterinary markets.

(4)	Consists of products sold in dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 11—Segment and Geographic Data — (Continued)

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Operating Income:
Healthcare distribution	$182,589	$205,029	$170,987
Technology	30,498	28,690	26,016

Total	$213,087	$233,719	$197,003

Income before taxes, minority interest, equity in earnings of affiliates and loss on discontinued operation:
Healthcare distribution	$165,977	$191,893	$160,515
Technology	37,397	33,883	29,914

Total	$203,374	$225,776	$190,429

Interest Income (including intercompany):
Healthcare distribution	$8,026	$8,662	$10,354
Technology	6,903	5,231	4,022

Total	$14,929	$13,893	$14,376

Interest Expense (including intercompany):
Healthcare distribution	$18,115	$18,311	$18,012
Technology	6,895	5,147	3,878

Total	$25,010	$23,458	$21,890

Depreciation and Amortization:
Healthcare distribution	$48,824	$34,067	$25,978
Technology	2,502	2,776	2,294

Total	$51,326	$36,843	$28,272

Income Tax Expense:
Healthcare distribution	$61,084	$71,284	$59,126
Technology	14,320	13,094	11,384

Total	$75,404	$84,378	$70,510

Capital Expenditures:
Healthcare distribution	$35,293	$37,485	$46,641
Technology	2,544	1,493	902

Total	$37,837	$38,978	$47,543

	December 25,	December 27,	December 28,
	2004	2003	2002
Total Assets (including intercompany):
Healthcare distribution	$2,409,302	$1,798,857	$1,533,529
Technology	169,932	134,615	106,319

Total	$2,579,234	$1,933,472	$1,639,848

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 11—Segment and Geographic Data—(Continued)

      The following table reconciles segment totals to consolidated totals as of and for the three years ended December 25, 2004:

	2004	2003	2002
Total Assets:
Total assets for reportable segments	$2,579,234	$1,933,472	$1,639,848
Receivables due from healthcare distribution segment	(145,564)	(113,629)	(80,855)
Receivables due from technology segment	—	(473)	(941)

Consolidated assets	$2,433,670	$1,819,370	$1,558,052

Interest Income:
Total interest income for reportable segments	$14,929	$13,893	$14,376
Interest on receivables due from healthcare distribution segment	(6,895)	(5,147)	(3,878)
Interest on receivables due from technology segment	—	—	(52)

Consolidated interest income	$8,034	$8,746	$10,446

Interest Expense:
Total interest expense for reportable segments	$25,010	$23,458	$21,890
Interest on payables due to healthcare distribution segment	—	—	(52)
Interest on payables due to technology segment	(6,895)	(5,147)	(3,878)

Consolidated interest expense	$18,115	$18,311	$17,960

      The following table sets forth our net sales by principal categories of products offered by our healthcare distribution and technology segments and certain top selling types of products in each category:

	2004	2003	2002
Healthcare Distribution
Dental:
Consumable dental products and small equipment (1)	$1,621,770	$1,314,194	$1,145,200
Large dental equipment (2)	560,317	365,565	288,150
Dental laboratory products (3)	158,350	87,199	76,275

Total dental	2,340,437	1,766,958	1,509,625

Medical:
Medical products (4)	1,469,816	1,375,060	1,138,475
Veterinary products (5)	166,471	137,506	110,175

Total medical	1,636,287	1,512,566	1,248,650

Total Healthcare distribution	3,976,724	3,279,524	2,758,275

Technology
Software and related products and other value-added products (6)	83,542	74,281	66,726

Total	$4,060,266	$3,353,805	$2,825,001

(1)	Includes x-ray products, infection control, handpieces, preventatives, impression materials, composites and anesthetics

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 11—Segment and Geographic Data—(Continued)

(2)	Includes dental chairs, delivery units and lights, x-rays, equipment repair and high-tech equipment

(3)	Includes teeth, dental implants, composites, gypsum, acrylics, articulators and abrasives

(4)	Includes branded and generic pharmaceuticals, surgical products, diagnostic tests, vaccines, infection control products, x-ray products and vitamins

(5)	Includes branded and generic pharmaceuticals, surgical products and dental products

(6)	Includes software and related products and other value-added products, including financial products and continuing education

      The following table presents information about us by geographic area as of, and for the three years ended, December 25, 2004. Net sales by geographic area are based on the respective locations of our subsidiaries. No individual country, except for the United States and Germany, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2004		2003 (1)		2002 (1)
		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales	Assets	Net Sales	Assets
United States	$3,050,153	$417,713	$2,708,195	$403,629	$2,333,347	$318,323
Germany	462,147	373,323	240,351	118,973	70,925	85,300
Other	547,966	141,567	405,259	68,042	420,729	49,257

Consolidated total	$4,060,266	$932,603	$3,353,805	$590,644	$2,825,001	$452,880

(1)	Reclassified to conform to current year presentation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 12—Stockholders’ Equity

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

      The Board of Directors may, at its option, redeem all, but not less than all of the then outstanding Rights at a redemption price of $0.01 per Right at any time prior to the earlier of (a) any person or group acquiring 15% or more of our common stock or (b) the final expiration date of November 30, 2008.

(b) Stock Options

      As previously discussed, on January 31, 2005, we announced that our Board of Directors approved a two-for-one stock split effected in the form of a dividend. This stock split became effective on February 28, 2005 and has been retroactively reflected for all periods presented in the accompanying financial statements and footnotes.

      We established the 1994 Stock Option Plan (the “Plan”) for the benefit of certain employees. As amended in May 2004, pursuant to this plan we may issue up to approximately 20,159,270 shares of our common stock. The Plan provides for two classes of options: Class A options and Class B options. A maximum of 475,794 shares of common stock may be covered by Class A options. Both incentive and non-qualified stock options may be issued under the Plan.

      In 1995, Class A options to acquire 475,794 common shares were issued to certain executive management at an exercise price of $2.11 per share, substantially all of which became exercisable upon the closing of our initial public offering, which was on November 3, 1995. The exercise price of all Class B options issued has been equal to the market price on the date of grant, and accordingly, no compensation cost has been recognized. Substantially all Class B options issued prior to 2004 vest evenly over three years from the date of grant; however shares exercised in the second and third year after the

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 12—Stockholders’ Equity—(Continued)

date of grant may not be sold until the third anniversary of the date of grant. Substantially all Class B options issued in 2004 vest evenly over four years; however shares exercised in the second and third years may not be sold until the third anniversary of the date of grant. Class B options expire on the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.

      On May 8, 1996, our stockholders approved the 1996 Non-Employee Director Stock Option Plan. As amended in May 2004, pursuant to this plan we may grant options to each director who is not also an officer or employee, for up to 800,000 shares of our common stock. The exercise price and term, not to exceed 10 years, of each option is determined by the plan committee at the time of the grant. During 2004, 2003 and 2002, 90,000, 100,000 and 80,000 options, were granted to certain non-employee directors at exercise prices equal to the market price on the date of grant.

      Additionally, in 1997 as a result of our acquisition of Sullivan Dental Products, Inc. and Micro Bio-Medics, Inc., we assumed their respective stock option plans (the “Assumed Plans”). Options granted under the Assumed Plans of 2,436,000 and 2,234,000, which are convertible into our common stock, are exercisable for up to ten years from the date of grant at prices not less than the fair market value of the respective acquirees’ common stock at the date of grant.

      A summary of the status of our stock option plans, including the Assumed Plans, is presented below:

	Years ended
	December 25,		December 27,		December 28,
	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	8,467,412	$17.08	8,562,850	$14.60	9,292,542	$13.02
Granted	2,319,100	35.14	2,192,100	20.15	2,035,700	20.69
Exercised	(1,520,728)	14.09	(2,156,150)	10.37	(2,543,056)	13.35
Forfeited	(210,298)	19.97	(131,388)	16.74	(222,336)	18.78

Outstanding at end of year	9,055,486	22.13	8,467,412	17.08	8,562,850	14.60

Options exercisable at end of year	6,406,137	18.98	5,990,766	15.78	6,367,186	13.22

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 12—Stockholders’ Equity—(Continued)

      The following table summarizes information about stock options outstanding at December 25, 2004:

			Options Outstanding			Options Exercisable
				Weighted Average
				Remaining	Weighted		Weighted
			Number	Contractual Life	Average Exercise	Number	Average Exercise
			Outstanding	in Years	Price	Exercisable	Price
Range of Exercise Prices
$ 5.91	to	$9.88	633,252	3.6	$7.17	633,252	$7.17
10.08	to	15.03	1,191,548	5.2	13.36	1,191,548	13.36
16.10	to	22.80	4,673,386	6.8	19.70	3,793,416	19.72
22.98	to	38.50	2,557,300	9.1	34.34	787,920	33.41

			9,055,486	7.0	22.13	6,406,137	18.98

(c) Employee Benefit Plans

401(k) Plan

      We offer qualified, 401(k) plans to substantially all our domestic full-time employees. As determined by our Board of Directors, matching contributions to these plans are equal to 100% of the participants’ contributions up to 7% of their base compensation. Matching contributions include both cash and our common stock. Forfeitures attributable to participants whose employment terminates prior to becoming fully vested are used to reduce our matching contributions.

      Assets of the 401(k) plans are held in self-directed accounts enabling participants to choose from various investment fund options. Matching contributions to these plans charged to operations during 2004, 2003 and 2002 amounted to $10.3 million, $7.6 million and $5.3 million.

Supplemental Executive Retirement Plan

      We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees. This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit. Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan. The amounts charged to operations during 2004, 2003 and 2002 amounted to $566, $839 and $707.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 13—Commitments and Contingencies

Operating Leases

      We lease facilities and equipment under non-cancelable operating leases expiring through 2020. We expect that in the normal course of business, leases will be renewed or replaced by other leases.

      Future minimum annual rental payments under our non-cancelable operating leases as of December 25, 2004 were:

2005	40,350
2006	31,469
2007	22,688
2008	18,436
2009	15,087
Thereafter	61,991

Total minimum operating lease payments	$190,021

Total rental expense for 2004, 2003 and 2002 was $33.9 million, $26.9 million, and $25.8 million.

Capital Leases

      We lease certain equipment under capital leases. Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 25, 2004 were:

2005	1,335
2006	1,584
2007	949
2008	874
2009	825
Thereafter	8,547

Total minimum capital lease payments	14,114
Less: Amount representing interest at 5.2% to 10.0%	(1,099)

Total present value of minimum capital lease payments	$13,015

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 13—Commitments and Contingencies — (Continued)

Purchase Commitments

      In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution. Future minimum annual payments for inventory purchase commitments as of December 25, 2004 were:

2005	$54,278
2006	30,003
2007	30,853
2008	8,000
2009	8,000
Thereafter	8,000

Total minimum inventory purchase commitment payments	$139,134

      We have obligations to purchase influenza vaccine from Chiron Corporation and ID Biomedical Corporation. Given the uncertainties surrounding the pending FDA approval for both companies to distribute influenza vaccine in the U.S. for the 2005/2006 influenza season, we have excluded these purchase obligations from the above table.

      Our purchase commitment under our agreement with Chiron Corporation would require us to pay $122.5 million in 2005 if they are able to meet their obligations under the agreement. Our purchase commitment under our agreement with ID Biomedical which terminates in 2014 would require us to pay an amount per dose based each year on the market price then prevailing. Under current market prices, this commitment would aggregate to approximately $45.0 million for 2005, increasing to approximately $113.0 million in 2007 and each year thereafter.

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

      As of December 25, 2004, we had accrued our best estimate of potential losses relating to product liability, class action and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties. In addition, we believe that no amount of losses in excess of this accrued amount were reasonably estimable or reasonably possible to result in a liability.

Product Liability Claims

      As of December 25, 2004, we were a defendant in approximately 38 product liability cases. Of these cases, three involve claims made by healthcare workers and/or their families who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 13—Commitments and Contingencies — (Continued)

“Henry Schein” private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases generally withhold indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in such cases.

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

      In October 1999, the trial court, on motion, certified both a Windows® sub-class and a DOS sub-class to proceed as a class action pursuant to Tex. R. Civ. P. 42. On October 31, 2002, the Texas Supreme Court, on appeal, found that the trial court’s certification of the case as a class action was improper. The Texas Supreme Court remanded the case to the trial court for further proceedings consistent with its opinion.

      The trial court ruled in our favor on remand. As a result, only certain individual claims asserted on behalf of the named plaintiffs remained pending in the case as of the end of 2004. We settled such claims in January 2005 for an immaterial amount which we accrued as a liability as of December 25, 2004.

Purported Class Action in New Jersey

      In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled “West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor,” Case No. MRS-L-421-02. The plaintiffs’ complaint purported to be on behalf of a nationwide class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. The complaint, as amended in August 2002, alleged breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion and promissory estoppel relating to sales of a vaccine product in the year 2001. In September 2004, the court denied class certification. As a result, only certain individual claims asserted on behalf of the two named plaintiffs remained pending in the case as of the end of 2004. We settled such claims in January 2005 for an immaterial amount which we accrued as a liability as of December 25, 2004.

Employment, Consulting and Non-Compete Agreements

      We have employment, consulting and non-compete agreements expiring through 2009, except for a lifetime consulting agreement with a former principal stockholder, which provides for current compensation of $308 per year, increasing $25 every fifth year with the next increase in 2007. The agreements provide for varying base aggregate annual payments of approximately $5.8 million, which decrease periodically to approximately $831. In addition, some agreements have provisions for incentive and additional compensation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 14—Supplemental Cash Flow Information

      Cash paid for interest and income taxes was:

	Years ended
	December 25,	December 27,	December 28,
	2004	2003	2002
Interest	$18,344	$16,595	$17,217
Income taxes	57,259	58,405	63,196

      In connection with a 2004 acquisition, we assumed $35.7 million of debt, which remained outstanding as of December 25, 2004. During the year ended December 27, 2003, as part of $155.0 million in acquisitions, we assumed $36.8 million in liabilities, resulting in net cash payments of $118.2 million.

Note 15—Quarterly Information (Unaudited)

      The following presents certain quarterly financial data:

	Quarters ended
	March 27,	June 26,	September 25,	December 25,
	2004	2004	2004	2004
Net sales	$886,631	$945,690	$1,033,625	$1,194,320
Gross profit	230,827	251,715	274,028	319,836
Operating income (1)	46,300	63,585	53,155	50,047
Net income	28,393	38,736	31,504	29,550
Earnings per share:
Basic	$0.32	$0.44	$0.36	$0.34
Diluted	0.31	0.43	0.35	0.33

	Quarters ended
	March 29,	June 28,	September 27,	December 27,
	2003	2003	2003	2003
Net sales	$737,997	$776,166	$892,718	$946,924
Gross profit	201,417	220,529	251,500	253,748
Operating income	42,205	56,030	76,400	59,084
Net income from continuing operations (2)	24,766	32,855	46,359	35,542
Earnings from continuing operations per share:
Basic	$0.28	$0.38	$0.53	$0.41
Diluted	0.27	0.37	0.52	0.39

(1)	During the fourth quarter of 2004, we recorded a $13.2 million pre-tax ($8.4 million post-tax) one-time charge, included in selling, general and administrative expenses, related to our Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron will be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the fourth quarter and full year ended December 25, 2004 was $(0.10).

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)

Note 15—Quarterly Information (Unaudited) — Continued

(2)	In the first quarter of 2003, we recorded a $726 pre-tax ($454 after-tax) gain related to a real estate transaction. This gain was included in the “Other, net” line on the consolidated statements of income. The effect that this gain had on earnings per share for the first quarter 2003 and year ended December 27, 2003 was $0.01.

      We experience fluctuations in quarterly earnings. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

      Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment and seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions of technologies or businesses;

•	the timing and amount of sales and marketing expenditures;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of functions of our technology-related products and services; and

•	our success in establishing or maintaining business relationships.

      Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet or exceed market expectations, our stock price may decline.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

      There have been no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

      Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective as of December 25, 2004.

      Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 25, 2004 has been audited by BDO Seidman, LLP, an independent registered certified public accounting firm, as stated in their attestation report, which is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Henry Schein, Inc.
Melville, New York

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Henry Schein, Inc. maintained effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry Schein Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Henry Schein, Inc. maintained effective internal control over financial reporting as of December 25, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 25, 2004 and December 27, 2003 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2004, and our report dated February 28, 2005 expressed an unqualified opinion.

/s/ BDO Seidman, LLP

New York, New York
February 28, 2005

PART III

ITEM 10. Directors and Executive Officers of the Registrant

      Information required by this item regarding our directors and executive officers is hereby incorporated by reference to the Section “Election of Directors” from our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A, with respect to directors, and to the Section “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

      Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section “Section 16(a) Beneficial Ownership Reporting Compliance” from our definitive 2005 Proxy Statement.

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

ITEM 11. Executive Compensation

      The information required by this item is hereby incorporated by reference to the Section entitled “Compensation of Executive Officers” from our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” from our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13. Certain Relationships and Related Transactions

      The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” from our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14. Principal Accountant Fees and Services

      The information required by this item is hereby incorporated by reference to the Sections entitled “Audit Fees,” “Financial Information Systems Design and Implementation Fees,” and “All Other Fees” from our definitive 2005 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 43.

	2.	Financial Statement Schedules Schedule II No other schedules are required.

	3.	Exhibits The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 4, 2005.

Henry Schein, Inc.
By:	/s/ STANLEY M. BERGMAN
Stanley M. Bergman
Chairman, Chief Executive Officer and President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN Stanley M. Bergman	Chairman, Chief Executive Officer, President and Director (principal executive officer)	March 4, 2005
/s/ STEVEN PALADINO Steven Paladino	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	March 4, 2005
/s/ JAMES P. BRESLAWSKI James P. Breslawski	Director	March 4, 2005
/s/ GERALD A. BENJAMIN Gerald A. Bejamin	Director	March 4, 2005
/s/ MARK E. MLOTEK Mark E. Mlotek	Director	March 4, 2005
/s/ BARRY J. ALPERIN Barry J. Alperin	Director	March 4, 2005
/s/ MARGARET A. HAMBURG, MD Margaret A. Hamburg, MD	Director	March 4, 2005
/s/ PAMELA JOSEPH Pamela Joseph	Director	March 4, 2005
/s/ DONALD J. KABAT Donald J. Kabat	Director	March 4, 2005
/s/ PHILIP A. LASKAWY Philip A. Laskawy	Director	March 4, 2005
/s/ NORMAN S. MATTHEWS Norman S. Matthews	Director	March 4, 2005
/s/ MARVIN H. SCHEIN Marvin H. Schein	Director	March 4, 2005
/s/ IRVING SHAFRAN Irving Shafran	Director	March 4, 2005
/s/ LOUIS W. SULLIVAN, MD Louis W. Sullivan, MD	Director	March 4, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated February 28, 2005 relating to the consolidated financial statements of Henry Schein, Inc., which is contained in Item 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

New York, New York
February 28, 2005

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income	accounts (1)	Deductions	period
Year ended December 25, 2004:
Allowance for doubtful accounts, sales returns and other	$43,203	3,820	4,383	(6,554)	$44,852
Year ended December 27, 2003:
Allowance for doubtful accounts, sales returns and other	$36,200	6,548	1,130	(675)	$43,203
Year ended December 28, 2002:
Allowance for doubtful accounts, sales returns and other	$31,929	8,962	—	(4,691)	$36,200

(1)	Relates to allowances arising from business acquisitions less allowances related to discontinued operations.

Unless otherwise indicated, exhibits are incorporated by reference to the correspondingly numbered exhibits in our Registration Statement on Form S-1 (Commission File No. 33-96528).

3.1	Form of Amended and Restated Articles of Incorporation.

3.2	Amendments dated November 12, 1997 to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997).

3.3	Amendment dated June 16, 1998 to Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3, Reg. No. 333-59793).

3.4	Form of By-laws.

3.5	Amendments to Amended and Restated By-laws adopted July 15, 1997 (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Reg. No. 33-36081).

4.1	Indenture by and between us and The Bank of New York, as trustee, dated as of August 9, 2004, including form of Note (Incorporated by reference to Exhibit 4.1 to our quarterly report on Form 10-Q for the fiscal quarter ended September 25, 2004 previously filed with the SEC).

4.2	Registration Rights Agreement dated as of August 9, 2004 among us, Lehman Brothers, Inc. and J.P. Morgan Securities Inc. as Initial Purchasers (Incorporated by reference to Exhibit 4.3 to our quarterly report of Form 10-Q for the fiscal quarter ended September 25, 2004 previously filed with the SEC).

10.1	Amended and Restated HSI Agreement (the “HSI Agreement”), effective as of February 16, 1994, among us, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, the Estate of Jacob M. Schein, the Trusts established by Articles Third and Fourth of the Will of Jacob M. Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994, the Trust established by Stanley M. Bergman under Trust Agreement dated September 15, 1994, Pamela Schein, Pamela Joseph, Martin Sperber, Stanley M. Bergman, Steven Paladino and James P. Breslawski (collectively, the “HSI Parties”).

10.2	HSI Registration Rights Agreement dated September 30, 1994, among us, Pamela Schein, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 19, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994, Stanley M. Bergman and the Trust.

10.3	Letter Agreement dated September 30, 1994 to us from Marvin H. Schein, Pamela Joseph, and Pamela Schein.

10.4	Release to the HSI Agreement dated September 30, 1994.

10.5	Separation Agreement dated as of September 30, 1994 by and between us, Schein Pharmaceutical, Inc. and Schein Holdings, Inc.

10.6	Restructuring Agreement dated September 30, 1994 among Schein Holdings, Inc., us, the Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein; Stanley M. Bergman, the Trust established by Stanley M. Bergman under Trust Agreement dated September 15, 1994, Martin Sperber, the Trust established by Martin Sperber under Trust Agreement dated December 31, 1993, and the Trust established by Martin Sperber under Trust Agreement dated September 19, 1994.

10.7	Agreement and Plan of Corporate Separation and Reorganization dated as of September 30, 1994 among Schein Holdings, Inc., us, the Estate of Jacob M. Schein, Marvin H. Schein, the Trust established by Marvin H. Schein under Trust Agreement dated December 31, 1993, the Trust established by Marvin H. Schein under Trust Agreement dated September 9, 1994, the Charitable Trust established by Marvin H. Schein under Trust Agreement dated September 12, 1994, Pamela Schein, the Trust established Article Fourth of the Will of Jacob M. Schein for the benefit of Pamela Schein and her issue under Trust Agreement dated September 29, 1994, Pamela Joseph, the Trust established by Pamela Joseph under Trust Agreement dated February 9, 1994, the Trust established by Pamela Joseph under Trust Agreement dated September 28, 1994 and the Trusts under Articles Third and Fourth of the Will of Jacob M. Schein.

10.8	Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004).**

10.9	Henry Schein, Inc. Amendment and Restatement of the Supplemental Executive Retirement Plan. **

10.10   Consulting Agreement dated September 30, 1994 between us and Marvin H. Schein.**

10.11	Amended and Restated Stock Issuance Agreement dated as of December 24, 1992 between us and Stanley M. Bergman.**

10.12	Stock Issuance Agreements dated December 27, 1994 between us and various executive officers.**

10.13	Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan as amended effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004).**

10.14	Henry Schein, Inc. 2001 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.15	Employment Agreement dated March 7, 1997, between Bruce J. Haber and us (Incorporated by reference to our Registration Statement on Form S-4 (Registration No. 333-30615)).

10.16	Termination of Employment Agreement, dated March 7, 1997 as revised, between Bruce J. Haber and us (Incorporated by reference to Exhibit 10.92 to our Registration Statement on Form S-4 (Registration No. 333-30615)).

10.17	Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and us (Incorporated by reference to Exhibit 10.103 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1998).

10.18	Credit Agreement, dated as of May 2, 2002, among us, the several guarantors from time to time parties thereto, JPMorgan Chase Bank, as administrative agent, issuing lender, sole lead arranger and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.35 to our Quarterly Report on Form 10-Q for the quarter ended March 30, 2002).

10.19	Henry Schein Management Team 2003 Performance Incentive Plan Summary (Incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 29, 2003). **

10.20	Stock Purchase Agreement by and among us, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December 8, 1998 (Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 31, 1998).

10.21	Amendment No. 1, dated as of December 30, 1998, to the Stock Purchase Agreement by and among us, New River Management Company, L.L.C., Chiron Corporation and Biological & Popular Culture Inc., dated as of December 8, 1998 (Incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K dated December 31, 1998).

10.22	Rights Agreement dated as of November 30, 1998, between us, and Continental Stock Transfer and Trust Co. (Incorporated by reference to Exhibit to our Current Report on Form 8-K, dated November 30, 1998).

10.23	Form of the Note Purchase Agreements between our and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of our 6.94% Senior Notes due June 30, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).

10.24	Form of Amended and Restated Change in Control Agreements dated January 1, 2003 between us and Gerald Benjamin, James Breslawski, Leonard David, Larry Gibson, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.25	Employment Agreement dated as of January 1, 2003 between us and Stanley M. Bergman (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.26	Form of Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of our 6.66% Senior Notes due July 15, 2010 (Incorporated by reference to Exhibit 10.111 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 1998).

10.27	Amendment No. 1 to Credit Agreement, dated as of May 1, 2003, among the Company, the several Guarantors from time to time parties thereto, JP Morgan Chase Bank, as administrative agent, issuing lender, sole lead arranger, and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003).

10.28	Letter Agreement dated October 10, 2003 between us and Stanley Komaroff (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).**

10.29	Amendment No. 2 to Credit Agreement, dated as of January 6, 2004, among the Company, the several Guarantors from time to time parties thereto, JP Morgan Chase Bank, as administrative agent, issuing lender, sole lead arranger, and sole book runner, Fleet National Bank, as syndication agent, and the several lenders from time to time parties thereto.

10.30	Henry Schein, Inc. 2004 Employee Stock Purchase Plan effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004).**

10.31	Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. +

21.1	List of our Subsidiaries.

23.1	Consent of BDO Seidman, LLP. +

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+ Filed herewith
**Indicates management contract or compensatory plan or agreement