Form 10-K/A
period 2004-12-25
SCHEIN HENRY INC
filed 2005-03-11
CIK 1000228

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

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

      As of March 1, 2005 there were 86,590,754 shares of registrant's Common Stock, par value $.01 per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 25, 2004) are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

On March 4, 2005, the undersigned Registrant filed its Annual Report on Form 10-K for the fiscal year ended December 25, 2004. The Registrant hereby amends the original Annual Report on Form 10-K by replacing Exhibits 31.1 and 31.2 (certifications pursuant to Rule 13a-14(a) under the Securities Exchange Act of
1934) with Exhibits 31.1 and 31.2 filed with this Amendment No. 1. The amended certifications are being filed to include certain required representations in the introductory language in paragraph 4 in the certifications with respect to internal control over financial reporting that were included in the manually executed copies of the certifications but were inadvertently omitted from the filed copies.

This amendment does not reflect events occurring after the filing of the original Annual Report on Form 10-K and, other than amending Exhibits 31.1 and 31.2, does not modify or update the disclosures in the original Annual Report on Form 10-K in any way.

                                     PART IV

 ITEM 15. EXHIBITS

3.  EXHIBITS

EXHIBIT      DESCRIPTION OF EXHIBIT

31.1 Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2 Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +


 + Filed herewith

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 11, 2005.


                                          Henry Schein, Inc.


                                          By: /s/ STEVEN PALADINO
                                              Steven Paladino
                                              EXECUTIVE VICE PRESIDENT AND
                                              CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 31.1

                                  CERTIFICATION

I, Stanley M. Bergman, certify that:

1.  I have reviewed this annual report on Form 10-K of Henry Schein, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                           /s/Stanley M. Bergman
Dated:March 4, 2005                        -------------------------------------
                                           Stanley M. Bergman
                                           Chairman, Chief Executive Officer and
                                           President

                                                                    EXHIBIT 31.2

                                  CERTIFICATION

I, Steven Paladino, certify that:

1.  I have reviewed this annual report on Form 10-K of Henry Schein, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                              /s/ Steven Paladino
Dated:March 4, 2005                           ----------------------------------
                                              Steven Paladino
                                              Executive Vice President and
                                              Chief Financial Officer