Form 10-Q
period 2005-03-26
SCHEIN HENRY INC
filed 2005-05-03
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☑	No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐

     As of April 28, 2005, there were 86,746,522 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 26,	December 25,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$114,741	$186,621
Accounts receivable, net of reserves of $43,261 and $44,852	550,262	554,666
Inventories	495,574	486,494
Deferred income taxes	30,901	28,795
Prepaid expenses and other	137,169	174,167

Total current assets	1,328,647	1,430,743
Property and equipment, net	175,315	176,103
Goodwill	633,965	627,215
Other intangibles, net	133,307	129,285
Investments and other	68,908	70,324

Total assets	$2,340,142	$2,433,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$304,487	$367,213
Bank credit lines	6,066	5,969
Current maturities of long-term debt	3,786	3,906
Accrued expenses:
Payroll and related	70,131	89,431
Taxes	57,764	70,970
Other	129,832	156,410

Total current liabilities	572,066	693,899
Long-term debt	517,093	525,682
Deferred income taxes	69,899	66,599
Other liabilities	39,595	28,999

Minority interest	13,037	12,438
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 120,000,000 shares authorized, 86,773,322 and 86,650,428 outstanding	868	867
Additional paid-in capital	454,359	445,573
Retained earnings	639,016	615,265
Accumulated other comprehensive income	34,622	44,785
Deferred compensation	(413)	(437)

Total stockholders’ equity	1,128,452	1,106,053

Total liabilities and stockholders’ equity	$2,340,142	$2,433,670

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 26,	March 27,
	2005	2004
Net sales	$1,101,410	$886,631
Cost of sales	795,223	655,804

Gross profit	306,187	230,827
Operating expenses:
Selling, general and administrative	248,982	184,527

Operating income	57,205	46,300
Other income (expense):
Interest income	2,028	2,216
Interest expense	(6,371)	(3,002)
Other, net	(341)	151

Income before taxes on income, minority interest and equity in earnings of affiliates	52,521	45,665
Taxes on income	(19,432)	(17,032)
Minority interest in net income of subsidiaries	(51)	(525)
Equity in earnings of affiliates	187	285

Net income	$33,225	$28,393

Earnings per share:
Basic	$0.38	$0.32

Diluted	$0.37	$0.31

Weighted-average common shares outstanding:
Basic	86,679	87,572

Diluted	88,800	90,219

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 26,	March 27,
	2005	2004
Cash flows from operating activities:
Net income	$33,225	$28,393
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	13,237	9,642
Provision for (recovery of) losses on trade and other accounts receivable	(208)	409
Deferred income taxes	3,020	565
Undistributed earnings of affiliates	(187)	(285)
Minority interest in net income of subsidiaries	51	525
Other	1,089	144
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,434	(6,815)
Inventories	8,610	(23,109)
Other current assets	32,790	22,395
Accounts payable and accrued expenses	(121,356)	(45,305)

Net cash used in operating activities	(15,295)	(13,441)

Cash flows from investing activities:
Purchases of fixed assets	(8,138)	(5,654)
Payments for business acquisitions, net of cash acquired	(39,046)	(4,401)
Payments related to pending business acquisitions	—	(86,031)
Proceeds from sales of marketable securities	—	14,472
Net payments for foreign exchange forward contract settlements	(4,478)	(4,045)
Other	(2,302)	(8,607)

Net cash used in investing activities	(53,964)	(94,266)

Cash flows from financing activities:
Net proceeds from bank borrowings	183	24,417
Principal payments on long-term debt	(696)	(262)
Proceeds from issuance of stock upon exercise of stock options	10,944	12,683
Payments for repurchases of common stock	(16,310)	(11,054)
Other	(401)	(346)

Net cash (used in) provided by financing activities	(6,280)	25,438

Net change in cash and cash equivalents	(75,539)	(82,269)
Effect of exchange rate changes on cash and cash equivalents	3,659	(1,996)
Cash and cash equivalents, beginning of period	186,621	157,351

Cash and cash equivalents, end of period	$114,741	$73,086

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except share and per share data)
(unaudited)

Note 1. Basis of Presentation

     Our consolidated financial statements include our accounts, as well as those of our wholly-owned and majority-owned subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 25, 2004.

     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 26, 2005 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 31, 2005.

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

     Our dental group serves office-based dental practices, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, as well as surgical centers and other alternate-care settings and veterinarian clinics throughout the United States. Our international group serves practices in 17 countries outside of North America and is what we believe to be a leading Pan-European healthcare supplier serving office-based dental, medical and veterinary practices.

     Our technology group provides software, technology and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice-management software systems for dental and medical practices and veterinary clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 2. Segment Data (Continued)

     The following tables present information about our business segments:

	Three Months Ended
	March 26,	March 27,
	2005	2004
Net Sales:
Healthcare distribution (1):
Dental (2)	$436,522	$358,040
Medical (3)	351,783	339,596
International (4)	292,098	169,556

Total healthcare distribution	1,080,403	867,192
Technology (5)	21,007	19,439

Total	$1,101,410	$886,631

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, vaccines, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.

	Three Months Ended
	March 26,	March 27,
	2005	2004
Operating Income:
Healthcare distribution	$48,850	$39,544
Technology	8,355	6,756

Total	$57,205	$46,300

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

     Under the accounting provisions of FAS 123, our net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below. The following assumptions were used in determining the fair values: weighted-average risk-free interest rates of 4.0% (2005) and 3.0% (2004), stock price volatility of 30.0%, dividend yield of 0.0% and weighted-average expected option life of five years for both periods presented:

	Three Months Ended
	March 26,	March 27,
	2005	2004
Net income as reported	$33,225	$28,393
Deduct: Tax affected stock-based compensation expense determined under fair value method	(1,691)	(1,834)

Pro forma net income	$31,534	$26,559

Earnings per share, as reported:
Basic	$0.38	$0.32

Diluted	$0.37	$0.31

Earnings per share, pro forma:
Basic	$0.36	$0.30

Diluted	$0.36	$0.29

     Beginning in the first quarter of 2006, in connection with our adoption of FAS 123(R) “Share-Based Payment,” stock-based compensation will be included in our results of operations. The method and assumptions used to determine the fair value of stock-based compensation under FAS 123(R) will be similar to those used under FAS 123.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4. Acquisitions

     On January 11, 2005, we acquired the dental distribution business of Ash Temple Limited (“Ash Temple”), a privately held full-service dental distributor based in Ontario, Canada with annual revenues of approximately $100 million. The operating results of Ash Temple are reflected in the accompanying financial statements since the date of acquisition.

     Ash Temple offers dental supplies, equipment, artificial teeth and repair parts, as well as services including office design and planning, equipment lease financing and limited consulting. Ash Temple is one of the largest diversified dental companies in Canada with 14 branches including five distribution centers servicing all 10 Canadian provinces and three territories. Ash Temple operations will be combined with Henry Schein Arcona, our Canadian dental business, and operate under the new name Henry Schein Ash Arcona.

     In addition to the Ash Temple acquisition, which resulted in our recording $17.7 million of goodwill through a preliminary purchase price allocation, we completed three other acquisitions that resulted in recording additional goodwill during the three months ended March 26, 2005. None of these acquisitions were material individually or in the aggregate.

     On April 18, 2005, regulatory authorities approved our pending acquisition of the Demedis Group’s business in Austria, which operates under the Austrodent brand. This approval is contingent upon our divesting a portion of Austrodent’s business, not using the Austrodent name as well as other restrictions. Of the total purchase price for the Demedis Group, EUR 11.0 million (or $13.5 million) was attributable to Austrodent, which was included in other current assets as of March 26, 2005. Upon acquiring Austrodent, this amount will be reclassified based on the fair value of the assets and liabilities acquired through a purchase price allocation, with an increase to goodwill for any excess of purchase price over fair value.

Note 5. Earnings Per Share

     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic, except it reflects the effect of common shares issuable upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.

     The dilutive effect of our convertible debt will be reflected in diluted earnings per share by application of the ‘if converted’ method. For the quarter ended March 26, 2005, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt because the principal is required to be settled in cash. If at any time, the debt is convertible at a premium as a result of the conditions of the debt, the amount in excess of the principal would be presumed settled in common shares and thereby reflected in our calculation of diluted earnings per share by application of the ‘if converted’ method.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 5. Earnings Per Share (Continued)

     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 26,	March 27,
	2005	2004
Basic	86,679,090	87,572,260
Effect of assumed conversion of employee stock options	2,120,810	2,646,808

Diluted	88,799,900	90,219,068

     Weighted-average options to purchase 311,111 shares of common stock at exercise prices ranging from $38.50 to $39.43 and 899,658 shares of common stock at an exercise price of $35.49 per share that were outstanding during the three months ended March 26, 2005 and March 27, 2004, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

Note 6. Comprehensive Income

     Comprehensive income includes certain gains and losses which, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income primarily includes net income, foreign currency translation adjustments and unrealized gains (losses) on hedging activities. Comprehensive income totaled $23.1 million and $23.2 million for the three months ended March 26, 2005 and March 27, 2004.

Note 7. Supplemental Cash Flow Information

     Cash paid for interest and income taxes was:

	Three Months Ended
	March 26,	March 27,
	2005	2004
Interest	$11,786	$9,660
Income taxes	3,067	3,508

     During the three month periods ended March 26, 2005 and March 27, 2004, we had $18.5 million and $6.9 million of non-cash net unrealized gains related to hedging activities, in addition to a $6.0 million non-cash unrealized loss and a $4.7 million non-cash unrealized gain related to our interest rate swaps.

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

Recent Developments

     On January 31, 2005, we announced that our Board of Directors approved a two-for-one stock split effected in the form of a dividend. This stock split became effective on February 28, 2005 and has been retroactively reflected for all periods presented in this Form 10-Q.

     On October 5, 2004, Chiron Corporation announced that it would not supply Fluvirin® influenza vaccine to the U.S. market for the 2004 influenza season as a result of action by the U.K. regulatory body, the Medicines and Healthcare Products Regulatory Agency (MHRA), to temporarily suspend its license to manufacture Fluvirin® influenza vaccine in Chiron’s Liverpool, U.K. facility. On October 15, 2004, based on the U.S. Food and Drug Administration’s (FDA) evaluation and inspection of Chiron’s Liverpool, U.K. manufacturing facility, the FDA announced that none of the influenza vaccine manufactured by Chiron for the U.S. market was safe for use. We are the primary distributor of Fluvirin® to the U.S. market and Chiron is currently our primary supplier of the influenza vaccine.

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

     On March 2, 2005, the FDA announced that it has been working closely with the MHRA, including during inspections, as the agency evaluates Chiron’s progress in correcting its manufacturing problems. The FDA plans to conduct a comprehensive inspection of Chiron’s Liverpool, U.K. manufacturing facility to ensure that Chiron can produce a safe and effective vaccine once all critical stages of manufacturing are fully operational and needed corrective actions can be fully evaluated.

     On April 27, 2005, in conjunction with issuing its first quarter 2005 financial results, Chiron reported a projected capacity to produce 25 to 30 million doses of Fluvirin® for the 2005 influenza season. Although Chiron stated that there can be no assurances that they will successfully complete their remediation efforts in time to re-enter the market this season, we believe this to be a positive development with respect to our ability to receive Fluvirin® in 2005. At this time there is uncertainty about the number of doses of influenza vaccine that Chiron will produce, how many will be available in the United States, and the amount we will receive, if any, for 2005. In addition, although end user pricing for influenza is expected to increase this year, there remains uncertainty regarding specific pricing at this time, and we have not yet announced influenza vaccine pricing to our customers for 2005.

     On December 2, 2004, we entered into a multi-year agreement terminating in 2014 with ID Biomedical Corporation to distribute ID Biomedical’s Fluviral® influenza vaccine. The agreement will commence upon approval of Fluviral® by the FDA, which could be as early as 2006 if the FDA provides expedited approval of the ID Biomedical application, and will terminate in 2014. Once Fluviral® is approved by the FDA, ID Biomedical plans to manufacture up to an estimated 15 million doses for the U.S. market for the 2006 influenza season, and increase production to approximately 38 million doses by 2007. Similarly, we will increase the number of Fluviral® doses we purchase over that time, and by 2007 will have approximately 19 million doses per year available for distribution to our customers.

Executive-Level Overview

     We are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 475,000 customers worldwide, including dental practices and laboratories, physician practices and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 73 years of experience distributing healthcare products.

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

     Our dental group serves office-based dental practices, schools and other institutions in the combined

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

     Our technology group provides software, technology and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice-management software systems for dental and medical practices and veterinary clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

Industry Overview

     In recent years, the healthcare industry has increasingly focused on cost containment. This trend has benefited distributors capable of providing a broad array of products and services at low prices. This trend has also accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups, which, in addition to their emphasis on obtaining products at competitive prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment has the potential to favorably affect demand for practice-management systems and software that can enhance the efficiency and facilitation of practice-management.

     Our operating results in recent years have been significantly affected by strategies and transactions we undertook to expand our business, domestically and internationally, in part to address significant changes in the healthcare industry, including consolidation of healthcare distribution companies, potential healthcare reform, trends toward managed care, cuts in Medicare and collective purchasing arrangements.

Industry Consolidation

     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and veterinary markets, was estimated to produce revenues of approximately $19.5 billion in 2004 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

     We believe that consolidation within the industry will continue to result in a number of distributors, particularly those with limited financial and marketing resources, seeking to combine with larger companies that can provide growth opportunities. This consolidation may also continue to result in distributors seeking to acquire companies that can enhance their current product and service offerings or provide opportunities to serve a broader customer base.

     Our trend with regard to acquisitions has been to expand our role as a provider of products and services to the healthcare industry. This trend has resulted in expansion into service areas that complement our existing operations and provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding approximately 30% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold approximately 50% of the market, and in the European dental market, we estimate that more than 200 competitors hold approximately 80% of the market.

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

     The January 2000 U.S. Bureau of the Census estimates that the elderly population in America will more than double by the year 2040. In 2000, four million Americans were aged 85 or older, the segment of the population most in need of long-term care and elder-care services. By the year 2040, that number is projected to more than triple to more than 14 million. The population aged 65 to 84 years is projected to more than double in the same time period.

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

Governmental Influences

     The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures. National healthcare reform has been the subject of a number of legislative initiatives by Congress. Additionally, government and private insurance programs fund a large portion of the total cost of medical care. The Balanced Budget Act passed by Congress in 1997 significantly reduced reimbursement rates for nursing homes and home healthcare providers, affecting spending levels and the overall financial viability of these institutions.

     The Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Act”) is the largest expansion of the Medicare program since its inception and provides participants with voluntary prescription drug benefits through an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement. Based upon current information, we believe the Medicare Act may create additional volume demand and provide incentives for additional use of generic drugs, both of which have potentially positive implications for our pharmaceutical distribution business.

Product Integrity

     Certain pharmaceutical and medical-surgical product manufacturers are in discussions with legislators about the risks of counterfeit products in the supply chain and manufacturers’ concerns about the impact of secondary market distribution on counterfeiting. As a distributor of such products, we continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.

Results of Operations

     The following table summarizes the significant components of our operating results and cash flows for the three months ended March 26, 2005 and March 27, 2004 (in thousands):

	Three Months Ended
	March 26,	March 27,
	2005	2004
Operating Results:
Net sales	$1,101,410	$886,631
Cost of sales	795,223	655,804

Gross profit	306,187	230,827
Operating expenses:
Selling, general and administrative	248,982	184,527

Operating income	$57,205	$46,300

Other expense, net	$(4,684)	$(635)
Net income	33,225	28,393

Cash Flows:
Net cash used in operating activities	$(15,295)	$(13,441)
Net cash used in investing activities	(53,964)	(94,266)
Net cash (used in) provided by financing activities	(6,280)	25,438

Three Months Ended March 26, 2005 Compared to Three Months Ended March 27, 2004

Net Sales

     Net sales for the three months ended March 26, 2005 and March 27, 2004 were as follows (in thousands):

	March 26,	% of	March 27,	% of
	2005	Total	2004	Total
Healthcare distribution (1):
Dental (2)	$436,522	39.6%	$358,040	40.4%
Medical (3)	351,783	32.0%	339,596	38.3%
International (4)	292,098	26.5%	169,556	19.1%

Total healthcare distribution	1,080,403	98.1%	867,192	97.8%
Technology (5)	21,007	1.9%	19,439	2.2%

Total	$1,101,410	100.0%	$886,631	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are sold principally to healthcare professionals in the United States and Canada.

     The $214.8 million, or 24.2%, increase in net sales for the three months ended March 26, 2005, includes increases of 23.1% local currency growth (7.5% internally generated primarily due to volume growth and 15.6% from acquisitions) and 1.1% related to foreign currency exchange.

     The $78.5 million, or 21.9%, increase in dental net sales for the three months ended March 26, 2005, includes increases of 21.4% local currency growth (14.2% internally generated primarily due to volume growth and 7.2% from acquisitions) and 0.5% related to foreign currency exchange. The 21.4% local currency growth was due to dental consumable merchandise sales growth of 18.9% (12.6% internal growth primarily due to volume growth, of which 5.2% related to sales of the Colgate and Pentron product lines, and 6.3% acquisition growth) and dental equipment sales and service growth of 32.1% (21.2% internal growth primarily due to volume growth and 10.9% acquisition growth). We expect that the Colgate and Pentron product lines, introduced through distribution agreements executed in 2004, will continue to contribute to our overall increase in dental net sales.

     The $12.2 million, or 3.6%, increase in medical net sales for the three months ended March 26, 2005, was all internally generated and primarily related to increased volume.

     The $122.5 million, or 72.3%, increase in international net sales for the three months ended March 26, 2005, includes increases of 67.5% in local currencies (66.6% from acquisitions, primarily of the Demedis Group, and 0.9% internally generated) and 4.8% due to foreign currency exchange.

     The $1.6 million, or 8.1%, increase in technology net sales for the three months ended March 26, 2005, includes increases of 7.8% internal growth and 0.3% due to foreign currency exchange. The increase was primarily due to the continued volume growth of the electronic services business.

Gross Profit

     Gross profit and gross margins by segment and in total for the three months ended March 26, 2005 and March 27, 2004 were as follows (in thousands):

	March 26,	Gross	March 27,	Gross
	2005	Margin %	2004	Margin %
Healthcare distribution	$290,060	26.8%	$216,424	25.0%
Technology	16,127	76.8%	14,403	74.1%

Total	$306,187	27.8%	$230,827	26.0%

     For the three months ended March 26, 2005, gross profit increased $75.4 million, or 32.6%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers realize higher gross margins to recover investments in research and development.

     Healthcare distribution gross profit increased $73.6 million, or 34.0%, for the three months ended March 26, 2005 from the comparable prior year period. Healthcare distribution gross profit margin increased to 26.8% for the three months ended March 26, 2005 from 25.0% for the comparable prior year period. These increases reflect the impact of transitioning away from a number of lower margin and nominally profitable pharmaceutical and veterinary customers.

     Technology gross profit increased $1.7 million, or 12.0%, for the three months ended March 26, 2005 from the comparable prior year period. Technology gross profit margin increased to 76.8% for the three months ended March 26, 2005 from 74.1% for the comparable prior year period, primarily due to changes in sales mix.

Selling, General and Administrative

     Selling, general and administrative expenses by segment and in total for the three months ended March 26, 2005 and March 27, 2004 were as follows (in thousands):

		% of		% of
	March 26,	Respective	March 27,	Respective
	2005	Net Sales	2004	Net Sales
Healthcare distribution	$241,210	22.3%	$176,880	20.4%
Technology	7,772	37.0%	7,647	39.3%

Total	$248,982	22.6%	$184,527	20.8%

     Selling, general and administrative expenses increased $64.5 million, or 34.9%, to $249.0 million for the three months ended March 26, 2005 from the comparable prior year period. As a percentage of sales, selling, general and administrative expenses increased to 22.6% from 20.8% for the comparable prior year period. The increase of 1.8% was primarily due to payroll increases related to the expansion of our business.

     As a component of selling, general and administrative expenses, selling expenses increased $34.8 million, or 29.6%, to $152.0 million for the three months ended March 26, 2005 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 13.8% from 13.2% for the comparable prior year period. The increase was primarily due to payroll increases and expenses related to recent acquisitions.

     As a component of selling, general and administrative expenses, general and administrative expenses increased $29.7 million, or 44.3%, to $97.0 million for the three months ended March 26, 2005 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 8.8% from 7.6% for the comparable prior year period. The increase was primarily due to payroll increases and expenses related to recent acquisitions.

Other Expense, Net

     Other expense, net for the three months ended March 26, 2005 and March 27, 2004 was as follows (in thousands):

	March 26,	March 27,
	2005	2004
Interest income	$2,028	$2,216
Interest expense	(6,371)	(3,002)
Other, net	(341)	151

Other expense, net	$(4,684)	$(635)

     Other expense, net increased $4.0 million for the three months ended March 26, 2005 from the comparable prior year period. This increase was primarily due to the $3.4 million increase in interest expense related to our convertible debt issued to finance various corporate initiatives, including our acquisition of the Demedis Group.

Income Taxes

     For the three months ended March 26, 2005, our effective tax rate decreased to 37.0% from 37.3% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to foreign and state income taxes.

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

     Net cash flow used in operating activities was $15.3 million for the three months ended March 26, 2005, compared to $13.4 million for the comparable prior year period. This net change of $1.9 million was due primarily to the timing of working capital cash receipts and payments, partially offset by increases in depreciation and amortization and deferred income taxes.

     Net cash used in investing activities was $54.0 million for the three months ended March 26, 2005, compared to $94.3 million for the comparable prior year period. The net change of $40.3 million was primarily due to decreased payments related to business acquisitions, partially offset by decreased proceeds from the sale of marketable securities. We expect to invest up to approximately $40 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate subsidiary operations into our core infrastructure.

     Net cash (used in) provided by financing activities was $(6.3) million for the three months ended March 26, 2005, compared to $25.4 million for the comparable prior year period. The net change of $(31.7) million was primarily due to net proceeds from bank borrowings related to 2004 business acquisitions accounting for $(24.2) million, as well as increased stock repurchases, which accounted for $(5.3) million.

     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 26,	December 25,
	2005	2004
Cash and cash equivalents	$114,741	$186,621
Working capital	756,581	736,844

Bank credit lines	$6,066	$5,969
Current maturities of long-term debt	3,786	3,906
Long-term debt	517,093	525,682

Total debt	$526,945	$535,557

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

     Our accounts receivable days sales outstanding improved to 45.8 days for the three months ended March 26, 2005 from 48.4 days for the comparable prior year period. Our inventory turnover for the three months ended March 26, 2005 was 6.5 turns compared with 6.6 turns for the comparable prior year period. We anticipate future increases in our working capital requirements as a result of continued sales growth.

     On August 9, 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15th and August 15th of each year, which commenced on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $46.34 per share. Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $200.0 million revolving credit facility along with cash on hand to fully satisfy the cash portion of our conversion obligation.

     In prior years, we completed private placement transactions under which we issued $130.0 million and $100.0 million in senior notes. The $130.0 million notes come due on June 30, 2009 and bear interest at a fixed rate of 6.94% per annum. Beginning September 25, 2006, principal payments totaling $20.0 million are due annually on the $100.0 million notes and bear interest at a fixed rate of 6.66% per annum. Interest on both notes is payable semi-annually.

     During the fourth quarter of 2003, we entered into agreements relating to the $230.0 million senior notes to exchange our fixed interest rates for variable interest rates. For the quarter ended March 26, 2005, the weighted-average variable interest rate was 5.5%. This weighted-average variable interest rate comprises LIBOR, plus a spread and resets on the interest due dates for the senior notes.

     We have a revolving credit facility of $200.0 million that is a four-year committed line scheduled to expire in May 2006. As of March 26, 2005, there were $8.3 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility. We are currently assessing potentially expanding the borrowing capacity and extending the term of this revolving credit facility.

     On June 21, 2004, we announced that our Board of Directors had authorized a second common stock repurchase program. The new program allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. As of March 26, 2005, we had repurchased $52.6 million or 1,614,310 shares under this initiative.

     Some holders of minority interests in certain of our subsidiaries have the right at certain times to require us to acquire their interest at a price that approximates fair value pursuant to a formula price as defined in the agreements. Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We accrue liabilities that may arise from these transactions when we believe the outcome of the contingency is determinable beyond a reasonable doubt.

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

E-Commerce

     Traditional healthcare supply and distribution relationships are being challenged by electronic online commerce solutions. Our distribution business is characterized by rapid technological developments and intense competition. The advancement of online commerce will require us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of consumers and our customers on a timely basis, particularly in response to competitive offerings.

     Through our proprietary, technologically-based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service, coupled with our name recognition and large customer base built on solid customer relationships, positions us well to participate in this growing aspect of the distribution business. We continue to explore ways and means to improve and expand our Internet presence and capabilities.

Critical Accounting Policies and Estimates

     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2004.

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

Because substantially all of the products we distribute are not manufactured by us, we are dependent upon third parties for the manufacture and supply of substantially all of our products.

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

     Competition among companies supplying practice-management software is intense and increasing. Our future sales of practice-management software will depend on, among other factors:

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

Increases in the cost of shipping or service trouble with our third-party shippers could harm our business.

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

Our acquisitions may not result in the benefits and revenue growth we expect.

      We are in the process of integrating companies that we acquired, including, without limitation, the Demedis Group, and assimilating the operations, services, products and personnel of each company with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

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

     In addition, the Henry Schein, Inc. 1994 Stock Incentive Plan, the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan and the Henry Schein, Inc. 2001 Non-Employee Director Incentive Plan provide for accelerated vesting of stock options upon a change in control, and certain agreements between us and our executive officers provide for increased severance payments if those executive officers are terminated without cause within two years after a change in control.

     We also have a stockholder rights plan which could make it more difficult for a third party to acquire us if our Board of Directors does not determine that the acquisition proposal is adequate and in the stockholders’ best interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2004.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Under the supervision and with the participation of management, including our Chairman, Chief Executive Officer and President (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and CFO concluded that as of March 26, 2005, our disclosure controls and procedures were effective in ensuring that the information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

     There have been no changes in our internal control over financial reporting, other than that referred to below, that occurred during the quarter ended March 26, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The internal controls over financial reporting of companies acquired during the quarter, which in the aggregate represent approximately 2% of net sales for the three months ended March 26, 2005, are being evaluated as part of our annual assessment of internal controls over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. As a business practice, we generally obtain product indemnification from our suppliers.

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

     As of March 26, 2005, we had accrued our best estimate of potential losses relating to product liability, class action and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Product Liability Claims

     As of March 26, 2005, we were a defendant in approximately 43 product liability cases. Of these cases, three involve claims made by healthcare workers and/or their families who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases generally withhold indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in such cases.

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

     The trial court ruled in our favor on remand. As a result, only certain individual claims asserted on behalf of the named plaintiffs remained pending in the case as of the end of 2004. Such claims were resolved in January 2005. By order dated April 7, 2005, the case was dismissed with prejudice as to all plaintiffs based upon the settlement agreement that was reached in January of 2005.

Purported Class Action in New Jersey

     In February 2002, we were served with a summons and complaint in an action commenced in the Superior Court of New Jersey, Law Division, Morris County, entitled “West Morris Pediatrics, P.A. and Avenel-Iselin Medical Group, P.A. vs. Henry Schein, Inc., doing business as Caligor,” Case No. MRS-L-421-02. The plaintiffs’ complaint purported to be on behalf of a nationwide class of all physicians, hospitals and other healthcare providers throughout New Jersey and across the United States. The complaint, as amended in August 2002, alleged breach of oral contract, breach of implied covenant of good faith and fair dealing, violation of the New Jersey Consumer Fraud Act, unjust enrichment, conversion and promissory estoppel relating to sales of a vaccine product in the year 2001. In September 2004, the court denied class certification. As a result, only certain individual claims asserted on behalf of the two named plaintiffs remained pending in the case as of the end of 2004. Such claims were settled in January 2005. Plaintiffs applied to the court for an award of attorneys’ fees and, although a fee award was granted, have taken an appeal from that decision seeking a higher fee. The matter is pending in the Appellate Division.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

     The following table summarizes repurchases of our common stock under our stock repurchase program:

	Total		Maximum Number of
	Number	Average	Shares that May Yet
	of Shares	Price Paid	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Our Programs (2)
12/26/04 through 01/29/05	75,000	$34.18	1,854,458
01/30/05 through 02/26/05	—	—	1,657,084
02/27/05 through 03/26/05	370,500	37.10	1,317,794

Total	445,500	$36.61

(1)	All repurchases were executed in the open market under our existing publicly announced authorized programs.

(2)	On June 21, 2004, we announced that our Board of Directors had authorized a second share repurchase program. The new program allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. Through the close of the first quarter of 2005, we had repurchased $52.6 million or 1,614,310 shares under this initiative. The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our stock at that time.

ITEM 6. EXHIBITS

     (a) Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc. (Registrant)
By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Dated: May 3, 2005