Form 10-Q
period 2005-06-25
SCHEIN HENRY INC
filed 2005-08-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2005
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
Yes ☑                          No ☐
     As of July 27, 2005, there were 87,161,160 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 25,	December 25,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187,108	$186,621
Accounts receivable, net of reserves of $45,198 and $44,852	580,699	554,666
Inventories	494,323	486,494
Deferred income taxes	30,633	28,795
Prepaid expenses and other	127,101	174,167

Total current assets	1,419,864	1,430,743
Property and equipment, net	184,287	176,103
Goodwill	629,096	627,215
Other intangibles, net	131,784	129,285
Investments and other	74,857	70,324

Total assets	$2,439,888	$2,433,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$322,256	$367,213
Bank credit lines	4,302	5,969
Current maturities of long-term debt	8,356	3,906
Accrued expenses:
Payroll and related	91,515	89,431
Taxes	56,884	70,970
Other	140,158	156,410

Total current liabilities	623,471	693,899
Long-term debt	518,954	525,682
Deferred income taxes	72,198	66,599
Other liabilities	48,514	28,999

Minority interest	14,367	12,438
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 87,127,631 outstanding on June 25, 2005 and 120,000,000 shares authorized, 86,650,428 outstanding on December 25, 2004	871	867
Additional paid-in capital	464,660	445,573
Retained earnings	676,105	615,265
Accumulated other comprehensive income	21,136	44,785
Deferred compensation	(388)	(437)

Total stockholders’ equity	1,162,384	1,106,053

Total liabilities and stockholders’ equity	$2,439,888	$2,433,670

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net sales	$1,141,620	$945,690	$2,243,030	$1,832,321
Cost of sales	817,208	693,975	1,612,431	1,349,779

Gross profit	324,412	251,715	630,599	482,542
Operating expenses:
Selling, general and administrative	253,948	188,130	502,930	372,657

Operating income	70,464	63,585	127,669	109,885
Other income (expense):
Interest income	1,980	2,451	4,008	4,667
Interest expense	(5,227)	(3,114)	(11,598)	(6,116)
Other, net	(228)	180	(569)	331

Income before taxes, minority interest and equity in earnings of affiliates	66,989	63,102	119,510	108,767
Taxes on income	(24,787)	(23,412)	(44,219)	(40,444)
Minority interest in net income of subsidiaries	(2,476)	(1,254)	(2,527)	(1,779)
Equity in earnings of affiliates	248	300	435	585

Net income	$39,974	$38,736	$73,199	$67,129

Earnings per share:
Basic	$0.46	$0.44	$0.84	$0.77

Diluted	$0.45	$0.43	$0.82	$0.74

Weighted-average common shares outstanding:
Basic	86,927	87,829	86,818	87,699

Diluted	89,115	90,080	88,981	90,147

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 25,	June 26,
	2005	2004
Cash flows from operating activities:
Net income	$73,199	$ 67,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,348	19,984
Provision for (recovery of) losses on trade and other accounts receivable	(50)	1,153
Deferred income taxes	4,639	3,396
Undistributed earnings of affiliates	(435)	(585)
Minority interest in net income of subsidiaries	2,527	1,779
Other	10	88
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,066)	(14,933)
Inventories	21,263	(21,150)
Other current assets	34,015	9,698
Accounts payable and accrued expenses	(85,835)	(7,943)

Net cash provided by operating activities	72,615	58,616

Cash flows from investing activities:
Purchases of fixed assets	(22,033)	(13,789)
Payments for business acquisitions, net of cash acquired	(54,752)	(135,807)
Payments related to pending business acquisitions	—	(56,441)
Proceeds from sales of marketable securities	—	14,472
Net proceeds from (payments for) foreign exchange forward contract settlements	15,515	(683)
Other	(1,887)	(3,305)

Net cash used in investing activities	(63,157)	(195,553)

Cash flows from financing activities:
Net proceeds from (payments for) bank borrowings	(1,416)	180,000
Repayments of debt assumed in business acquisitions	—	(113,779)
Principal payments for long-term debt	(2,565)	(1,710)
Payments for establishing new credit facility	(650)	—
Proceeds from issuance of stock upon exercise of stock options	19,053	17,878
Net proceeds from short-term bank borrowings	—	50,695
Payments for repurchases of common stock	(21,009)	(45,964)
Other	(559)	(506)

Net cash provided by (used in) financing activities	(7,146)	86,614

Net change in cash and cash equivalents	2,312	(50,323)
Effect of exchange rate changes on cash and cash equivalents	(1,825)	(691)
Cash and cash equivalents, beginning of period	186,621	157,351

Cash and cash equivalents, end of period	$187,108	$106,337

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
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 25, 2005 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 31, 2005.
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
     Our dental group serves office-based dental practices, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, surgical centers, other alternate-care settings, veterinarian clinics and other institutions throughout the United States. Our international group serves practices in 17 countries outside of North America and is what we believe to be a leading Pan-European healthcare supplier serving office-based dental, medical and veterinary practices.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 2. Segment Data (Continued)
     The following tables present information about our business segments:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net Sales:
Healthcare distribution (1):
Dental (2)	$462,147	$388,879	$898,669	$746,919
Medical (3)	342,270	352,421	694,053	692,017
International (4)	314,680	183,828	606,778	353,384

Total healthcare distribution	1,119,097	925,128	2,199,500	1,792,320
Technology (5)	22,523	20,562	43,530	40,001

Total	$1,141,620	$945,690	$2,243,030	$1,832,321

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, surgical products, diagnostic tests, vaccines, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Operating Income:
Healthcare distribution	$61,638	$55,384	$110,488	$94,928
Technology	8,826	8,201	17,181	14,957

Total	$70,464	$63,585	$127,669	$109,885

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
     Under the accounting provisions of FAS 123, our net income and earnings per share would have been adjusted to the pro forma amounts indicated in the table below. The prior period pro forma amounts have been adjusted as a result of revising our calculation of the fair value of stock-based compensation. These adjustments were not material to pro forma net income or earnings per share. The following assumptions were used in determining the fair values: weighted-average risk-free interest rates of 4.0% (2005) and 3.0% (2004), stock price volatility of 30.0%, dividend yield of 0.0% and weighted-average expected option life of five years for all periods presented:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Net income as reported	$39,974	$38,736	$73,199	$67,129
Deduct: Tax affected stock-based compensation expense determined under fair value method	(3,017)	(2,990)	(5,368)	(5,441)

Pro forma net income	$36,957	$35,746	$67,831	$61,688

Earnings per share, as reported:
Basic	$0.46	$0.44	$0.84	$0.77

Diluted	$0.45	$0.43	$0.82	$0.74

Earnings per share, pro forma:
Basic	$0.43	$0.41	$0.78	$0.70

Diluted	$0.42	$0.40	$0.76	$0.68

     Beginning in the first quarter of 2006, in connection with our adoption of FAS 123(R) “Share-Based Payment,” stock-based compensation will be included in our results of operations. The method and assumptions used to determine the fair value of stock-based compensation under FAS 123(R) will be similar to those used under FAS 123. Additionally, we expect the effect of adopting FAS 123(R) on our results of operations to approximate the effect presented in the pro forma disclosure above.

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
     Ash Temple offers dental supplies, equipment, artificial teeth and repair parts, as well as services including office design and planning, equipment lease financing and limited consulting. Ash Temple was one of the largest diversified dental companies in Canada with 14 branches including five distribution centers servicing all 10 Canadian provinces and three territories. Ash Temple operations have been combined with Henry Schein Arcona, our Canadian dental business. They are currently operating under the new name Henry Schein Ash Arcona.
     On April 18, 2005, regulatory authorities approved our pending acquisition of our Demedis Group’s business in Austria, which operates under the Austrodent brand. This approval was contingent upon our divesting, at closing, a portion of Austrodent’s business, not using the Austrodent name as well as other restrictions. Of the total purchase price for the Demedis Group, $13.5 million (or EUR 11.0 million) was attributable to Austrodent, which was paid in 2004 and recorded as an other current asset. Upon acquiring Austrodent, this amount, less approximately $2.1 million received in exchange for the divested portion of the business, was reclassified based on the fair value of the remaining assets and liabilities acquired through a purchase price allocation, with an increase of $6.3 million to goodwill for the excess purchase price over fair value.
     In addition to the Ash Temple and Austrodent acquisitions, we completed other acquisitions in Australia, New Zealand and the United States which resulted in our recording approximately $6.6 million of goodwill through preliminary purchase price allocations during the six months ended June 25, 2005. These acquisitions were immaterial individually and in the aggregate.
     We recorded the assets and liabilities acquired for all our acquisitions using our best estimates of fair value through preliminary purchase price allocations. Such amounts are subject to change upon finalizing valuations.
Note 5. Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic, except it reflects the effect of common shares issuable upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.
     The dilutive effect of our convertible debt will be reflected in diluted earnings per share by application of the “if converted” method. For the quarter and six months ended June 25, 2005, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt because the principal is required to be settled in cash. If at any time, the debt is convertible at a premium as a result of the conditions of the debt, the amount in excess of the principal would be presumed settled in common shares and thereby reflected in our calculation of diluted earnings per share by application of the “if converted” method.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 5. Earnings Per Share (Continued)
     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Basic	86,926,514	87,828,958	86,818,449	87,699,400
Effect of assumed conversion of employee stock options	2,188,401	2,250,810	2,162,724	2,447,274

Diluted	89,114,915	90,079,768	88,981,173	90,146,674

     Weighted-average options to purchase 1,567,021 shares of common stock at exercise prices ranging from $39.43 to $40.45 per share and 2,095,300 shares of common stock at an exercise price of $35.49 per share that were outstanding during the three months ended June 25, 2005 and June 26, 2004, were excluded from the computation of diluted earnings per share. Weighted-average options to purchase 948,023 shares of common stock at exercise prices ranging from $37.45 to $40.45 per share and 1,496,644 shares of common stock at an exercise price of $35.49 per share that were outstanding during the six months ended June 25, 2005 and June 26, 2004, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.
Note 6. Comprehensive Income
     Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income primarily includes net income, foreign currency translation adjustments and unrealized gains and losses on hedging activities. Comprehensive income totaled $26.5 million and $49.6 million for the three and six months ended June 25, 2005, and $39.0 million and $62.3 million for the three and six months ended June 26, 2004.
Note 7. Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Six Months Ended
	June 25,	June 26,
	2005	2004
Interest	$11,567	$6,148
Income taxes	12,540	14,078
     During the six months ended June 25, 2005 and June 26, 2004, we had a $20.7 million non-cash net unrealized gain and a $2.1 million non-cash net unrealized loss related to hedging activities. For the same periods in 2005 and 2004, we also had a $1.0 million and a $6.0 million non-cash unrealized loss related to our interest rate swaps. Additionally, in connection with our acquisition of Austrodent, as previously discussed, during the six months ended June 25, 2005, we reclassified

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 7. Supplemental Cash Flow Information (Continued)
approximately $11.4 million ($13.5 million paid in 2004, less $2.1 million received in 2005 upon closing the acquisition) from other current assets to the respective assets and liabilities acquired.

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
Recent Developments
     On June 15, 2005, Chiron Corporation revised its production estimates for Fluvirin® influenza virus vaccine for the 2005-2006 influenza season, and now estimates it will produce between 18 million and 26 million doses. However, at this time there is continued uncertainty about the number of doses of influenza vaccine that Chiron will produce, how many will be available in the United States and the amount we will receive, if any, for 2005. We are a primary distributor of Fluvirin to the U.S. market and Chiron is currently our primary supplier of the influenza vaccine.
     On May 24, 2005, we entered into a new $300.0 million credit facility with a $100.0 million expansion feature. This new facility, which expires in May 2010, replaces our previous revolving credit facility of $200.0 million, which had been scheduled to expire in May 2006.
     Effective May 25, 2005, we increased our authorized common shares from 120,000,000 to 240,000,000 in connection with our two-for-one stock split that became effective on February 28, 2005.

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
     We are headquartered in Melville, New York, employ nearly 11,000 people and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Portugal, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Australia and New Zealand. We also have affiliates in Iceland and Israel.
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
     Our dental group serves office-based dental practices, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, surgical centers, other alternate-care settings, veterinarian clinics and other institutions throughout the United States. Our international group serves practices in 17 countries outside of North America and is what we believe to be a leading Pan-European healthcare supplier serving office-based dental, medical and veterinary practices.
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
Industry Overview
     In recent years, the healthcare industry has increasingly focused on cost containment. This trend has benefited distributors capable of providing a broad array of products and services at low prices. It also has accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups, which, in addition to their emphasis on obtaining products at competitive prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment has the potential to favorably affect demand for practice-management systems and software that can enhance the efficiency and facilitation of practice-management.
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
     We believe that consolidation within the industry will continue to result in a number of distributors, particularly those with limited financial and marketing resources, seeking to combine with larger companies that can provide growth opportunities. This consolidation also may continue to result in distributors seeking to acquire companies that can enhance their current product and service offerings or provide opportunities to serve a broader customer base.
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
     The January 2000 U.S. Bureau of the Census estimates that the elderly population in the United States will more than double by the year 2040. In 2000, four million Americans were aged 85 or older, the segment of the population most in need of long-term care and elder-care services. By the year 2040, that number is projected to more than triple to more than 14 million. The population aged 65 to 84 years is projected to more than double in the same time period.
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
     The Medicare Prescription Drug, Improvement, and Modernization Act (the “Medicare Act”) is the largest expansion of the Medicare program since its inception, and provides participants with voluntary prescription drug benefits through an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement. Based upon current information, we believe the Medicare Act may create additional volume demand and provide incentives for additional use of generic drugs, both of which have potentially positive implications for our pharmaceutical distribution business.
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

Results of Operations
     The following table summarizes the significant components of our operating results and cash flows for the three and six months ended June 25, 2005 and June 26, 2004 (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2005	2004	2005	2004
Operating Results:
Net sales	$1,141,620	$945,690	$2,243,030	$1,832,321
Cost of sales	817,208	693,975	1,612,431	1,349,779

Gross profit	324,412	251,715	630,599	482,542
Operating expenses:
Selling, general and administrative	253,948	188,130	502,930	372,657

Operating income	$70,464	$63,585	$127,669	$109,885

Other expense, net	$(3,475)	$(483)	$(8,159)	$(1,118)
Net income	39,974	38,736	73,199	67,129

Cash Flows:
Net cash provided by operating activities (1)			$72,615	$58,616
Net cash used in investing activities (1)			(63,157)	(195,553)
Net cash provided by (used in) financing activities			(7,146)	86,614

(1)	Prior period amounts have been reclassified to conform with the current period presentation.

Three Months Ended June 25, 2005 Compared to Three Months Ended June 26, 2004
Net Sales
     Net sales for the three months ended June 25, 2005 and June 26, 2004 were as follows (in thousands):

	June 25,	% of	June 26,	% of
	2005	Total	2004	Total
Healthcare distribution (1):
Dental (2)	$462,147	40.4%	$388,879	41.1%
Medical (3)	342,270	30.0%	352,421	37.3%
International (4)	314,680	27.6%	183,828	19.4%

Total healthcare distribution	1,119,097	98.0%	925,128	97.8%
Technology (5)	22,523	2.0%	20,562	2.2%

Total	$1,141,620	100.0%	$945,690	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.

     The $195.9 million, or 20.7%, increase in net sales for the three months ended June 25, 2005, includes increases of 19.1% local currency growth (3.4% internally generated primarily due to volume growth and 15.7% from acquisitions) and 1.6% related to foreign currency exchange.
     The $73.3 million, or 18.8%, increase in dental net sales for the three months ended June 25, 2005, includes increases of 18.2% local currency growth (10.1% internally generated and 8.1% from acquisitions) and 0.6% related to foreign currency exchange. The 18.2% local currency growth was due to dental consumable merchandise sales growth of 15.5% (8.1% internal growth and 7.4% acquisition growth) and dental equipment sales and service growth of 28.9% (17.6% internal growth and 11.3% acquisition growth). All internally generated dental net sales growth was primarily due to increased volume.
     The $10.2 million, or 2.9%, decrease in medical net sales for the three months ended June 25, 2005, includes a decrease of 3.9% internally, offset by acquisition growth of 1.0%, reflecting the continued impact of shedding a number of lower margin and nominally profitable pharmaceutical and veterinary products.
     The $130.8 million, or 71.2%, increase in international net sales for the three months ended June 25, 2005, includes increases of 64.0% in local currencies (61.6% from acquisitions, primarily from the Demedis Group in Europe, and 2.4% internally generated) and 7.2% due to foreign currency exchange.
     The $2.0 million, or 9.5%, increase in technology net sales for the three months ended June 25, 2005, includes increases of 9.2% in local currency growth and 0.3% due to foreign currency exchange. The increase was primarily due to continued volume growth.
Gross Profit
     Gross profit and gross margins by segment and in total for the three months ended June 25, 2005 and June 26, 2004 were as follows (in thousands):

	June 25,	Gross	June 26,	Gross
	2005	Margin %	2004	Margin %
Healthcare distribution	$307,317	27.5%	$235,955	25.5%
Technology	17,095	75.9%	15,760	76.6%

Total	$324,412	28.4%	$251,715	26.6%

     For the three months ended June 25, 2005, gross profit increased $72.7 million, or 28.9%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $71.4 million, or 30.2%, for the three months ended June 25, 2005 from the comparable prior year period. Healthcare distribution gross profit margin increased to 27.5% for the three months ended June 25, 2005 from 25.5% for the comparable prior year period. These increases reflect the impact of our Demedis and Camlog acquisitions in our international business and a focus on margin management, including the shedding of certain lower margin pharmaceutical and veterinary products from our medical business.
     Technology gross profit increased $1.3 million, or 8.5%, for the three months ended June 25, 2005 from the comparable prior year period. Technology gross profit margin decreased to 75.9% for the three months ended June 25, 2005 from 76.6% for the comparable prior year period, primarily due to increased sales of lower margin high tech products.
Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for the three months ended June 25, 2005 and June 26, 2004 were as follows (in thousands):

		% of		% of
	June 25,	Respective	June 26,	Respective
	2005	Net Sales	2004	Net Sales
Healthcare distribution	$245,679	22.0%	$180,572	19.5%
Technology	8,269	36.7%	7,558	36.8%

Total	$253,948	22.2%	$188,130	19.9%

     Selling, general and administrative expenses increased $65.8 million, or 35.0%, to $254.0 million for the three months ended June 25, 2005 from the comparable prior year period. As a percentage of sales, selling, general and administrative expenses increased to 22.2% from 19.9% for the comparable prior year period. The increase of 2.3% was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, selling expenses increased $40.3 million, or 33.6%, to $160.1 million for the three months ended June 25, 2005 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 14.0% from 12.7% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $25.5 million, or 37.4%, to $93.9 million for the three months ended June 25, 2005 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 8.2% from 7.2% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
Other Expense, Net
     Other expense, net for the three months ended June 25, 2005 and June 26, 2004 was as follows (in thousands):

	June 25,	June 26,
	2005	2004
Interest income	$1,980	$2,451
Interest expense	(5,227)	(3,114)
Other, net	(228)	180

Other expense, net	$(3,475)	$(483)

     Other expense, net increased $3.0 million for the three months ended June 25, 2005 from the comparable prior year period. This increase was primarily due to the $2.1 million increase in interest expense, of which $2.0 million related to our convertible debt issued to finance various corporate initiatives, including our acquisition of the Demedis Group.

Income Taxes
     For the three months ended June 25, 2005, our effective tax rate decreased to 37.0% from 37.1% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to foreign and state income taxes.
Six Months Ended June 25, 2005 Compared to Six Months Ended June 26, 2004
Net Sales
     Net sales for the six months ended June 25, 2005 and June 26, 2004 were as follows (in thousands):

	June 25,	% of	June 26,	% of
	2005	Total	2004	Total
Healthcare distribution (1):
Dental (2)	$898,669	40.1%	$746,919	40.7%
Medical (3)	694,053	30.9%	692,017	37.8%
International (4)	606,778	27.1%	353,384	19.3%

Total healthcare distribution	2,199,500	98.1%	1,792,320	97.8%
Technology (5)	43,530	1.9%	40,001	2.2%

Total	$2,243,030	100.0%	$1,832,321	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.
     The $410.7 million, or 22.4%, increase in net sales for the six months ended June 25, 2005, includes increases of 20.5% local currency growth (5.3% internally generated primarily due to volume growth and 15.2% from acquisitions) and 1.9% related to foreign currency exchange.
     The $151.8 million, or 20.3%, increase in dental net sales for the six months ended June 25, 2005, includes increases of 19.6% local currency growth (11.9% internally generated and 7.7% from acquisitions) and 0.7% related to foreign currency exchange. The 19.6% local currency growth was due to dental consumable merchandise sales growth of 17.1% (10.3% internal growth and 6.8% acquisition growth) and dental equipment sales and service growth of 29.6% (18.5% internal growth and 11.1% acquisition growth). All internally generated dental net sales growth was primarily due to increased volume.
     The $2.0 million, or 0.3%, increase in medical net sales for the six months ended June 25, 2005, includes increases of 0.3% local currency growth (0.5% from acquisitions, partially offset by an internal decrease of 0.2% primarily due to the shedding of certain lower margin pharmaceutical and veterinary products).
     The $253.4 million, or 71.7%, increase in international net sales for the six months ended June 25, 2005, includes increases of 63.5% in local currencies (61.6% from acquisitions, primarily from the Demedis Group, and 1.9% internally generated) and 8.2% due to foreign currency exchange.
     The $3.5 million, or 8.8%, increase in technology net sales for the six months ended June 25, 2005,

includes increases of 8.5% internal growth and 0.3% due to foreign currency exchange. The increase was primarily due to continued volume growth.
Gross Profit
     Gross profit and gross margins by segment and in total for the six months ended June 25, 2005 and June 26, 2004 were as follows (in thousands):

	June 25,	Gross	June 26,	Gross
	2005	Margin %	2004	Margin %
Healthcare distribution	$597,377	27.2%	$452,379	25.2%
Technology	33,222	76.3%	30,163	75.4%

Total	$630,599	28.1%	$482,542	26.3%

     For the six months ended June 25, 2005, gross profit increased $148.1 million, or 30.7%, from the comparable prior year period.
     Healthcare distribution gross profit increased $145.0 million, or 32.1%, for the six months ended June 25, 2005 from the comparable prior year period. Healthcare distribution gross profit margin increased to 27.2% for the six months ended June 25, 2005 from 25.2% for the comparable prior year period. These increases reflect the impact of our Demedis and Camlog acquisitions in our international business and a focus on margin management including the shedding of certain lower margin pharmaceutical and veterinary products from our medical business.
     Technology gross profit increased $3.1 million, or 10.1%, for the six months ended June 25, 2005 from the comparable prior year period. Technology gross profit margin increased to 76.3% for the six months ended June 25, 2005 from 75.4% for the comparable prior year period, primarily due to a change in sales mix reflecting a larger percentage of higher margin electronic services and software sales.
Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for the six months ended June 25, 2005 and June 26, 2004 were as follows (in thousands):

		% of		% of
	June 25,	Respective	June 26,	Respective
	2005	Net Sales	2004	Net Sales
Healthcare distribution	$486,889	22.1%	$357,452	19.9%
Technology	16,041	36.9%	15,205	38.0%

Total	$502,930	22.4%	$372,657	20.3%

     Selling, general and administrative expenses increased $130.3 million, or 35.0%, to $502.9 million for the six months ended June 25, 2005 from the comparable prior year period. As a percentage of sales, selling, general and administrative expenses increased to 22.4% from 20.3% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, selling expenses increased $75.0 million, or 31.6%, to $312.0 million for the six months ended June 25, 2005 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 13.9% from 12.9% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.

     As a component of selling, general and administrative expenses, general and administrative expenses increased $55.3 million, or 40.8%, to $190.9 million for the six months ended June 25, 2005 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 8.5% from 7.4% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
Other Expense, Net
     Other expense, net for the six months ended June 25, 2005 and June 26, 2004 was as follows (in thousands):

	June 25,	June 26,
	2005	2004
Interest income	$4,008	$4,667
Interest expense	(11,598)	(6,116)
Other, net	(569)	331

Other expense, net	$(8,159)	$(1,118)

     Other expense, net increased $7.0 million for the six months ended June 25, 2005 from the comparable prior year period. This increase was primarily due to the $5.5 million increase in interest expense, of which $4.1 million related to our convertible debt issued to finance various corporate initiatives, including our acquisition of the Demedis Group.
Income Taxes
     For the six months ended June 25, 2005, our effective tax rate decreased to 37.0% from 37.2% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to foreign and state income taxes.
Liquidity and Capital Resources
     Our principal capital requirements include the funding of acquisitions, working capital needs, capital expenditures and repurchases of common stock. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities, and payment terms for receivables and payables. Because sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.
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
     Net cash flow provided by operating activities was $72.6 million for the six months ended June 25, 2005, compared to $58.6 million for the comparable prior year period. This net change of $14.0 million was due primarily to an $8.4 million increase in depreciation and amortization and a $6.1 million increase in net income, partially offset by $1.3 million increase in working capital needs from the prior year period.

     Net cash used in investing activities was $63.2 million for the six months ended June 25, 2005, compared to $195.6 million for the comparable prior year period. The net change of $132.4 million was primarily due to $137.5 million less paid for business acquisitions. We expect to invest up to approximately $25.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate subsidiary operations into our core infrastructure.
     Net cash used in financing activities was $7.1 million for the six months ended June 25, 2005, compared to $86.6 million provided by financing activities for the comparable prior year period. The net change of $93.7 million was primarily due to $230.7 million of lower proceeds from bank borrowings, offset by the absence of $113.8 million of acquired debt repayments and $25.0 million less of repurchases of common stock.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 25,	December 25,
	2005	2004
Cash and cash equivalents	$187,108	$186,621
Working capital	796,393	736,844

Debt:
Bank credit lines	$4,302	$5,969
Current maturities of long-term debt	8,356	3,906
Long-term debt	518,954	525,682

Total debt	$531,612	$535,557

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
     Our accounts receivable days sales outstanding improved to 45.7 days for the six months ended June 25, 2005 from 48.4 days for the comparable prior year period. Our inventory turnover for the six months ended June 25, 2005 improved to 6.6 turns compared with 6.5 turns for the comparable prior year period. We anticipate future increases in our working capital requirements as a result of continued sales growth.
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
     Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $300.0 million revolving credit facility along with cash on hand to fully satisfy the cash portion of our conversion obligation. We will also pay contingent interest during any six-month interest period beginning August 20, 2010 if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.
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
     During the fourth quarter of 2003, we entered into agreements relating to the $230.0 million senior notes to exchange our fixed interest rates for variable interest rates. For the six months ended June 25, 2005, the weighted-average variable interest rate was 5.8%. This weighted-average variable interest rate comprises LIBOR, plus a spread and resets on the interest due dates for the senior notes.
     On May 24, 2005, we entered into a new $300.0 million credit facility with a $100.0 million expansion feature. This new facility, which expires in May 2010, replaces our previous revolving credit facility of $200.0 million, which had been scheduled to expire in May 2006. As of June 25, 2005, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004, we announced that our Board of Directors had authorized a second common stock repurchase program. The new program allows us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. As of June 25, 2005, we had repurchased $57.3 million or 1,736,110 shares under this initiative.
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
     We believe that our cash and cash equivalents, ability to access private debt markets, public equity markets and available funds under existing credit facilities provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

E-Commerce
     Traditional healthcare supply and distribution relationships are being challenged by electronic online commerce solutions. Our distribution business is characterized by rapid technological developments and intense competition. The advancement of online commerce will require us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address the changing demands of consumers and our customers on a timely basis, particularly in response to competitive offerings.
     Through our proprietary, technologically-based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service, our name recognition and large customer base built on solid customer relationships, position us well to participate in this growing aspect of the distribution business. We continue to explore ways and means to improve and expand our Internet presence and capabilities.
Critical Accounting Policies and Estimates
     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2004.
Risk Factors
The healthcare products distribution industry is highly competitive and we may not be able to compete successfully.
     We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers could also increase their efforts to sell directly to end-users and bypass distributors like us. Industry consolidation among healthcare products distributors, the unavailability of products, whether due to our inability to gain access to products or interruptions in supply from manufacturers, or the emergence of new competitors could also increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.
The healthcare industry is experiencing changes that could adversely affect our business.
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

We must comply with government regulations governing the distribution of pharmaceuticals and medical devices, and additional regulations could negatively affect our business.
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
Our international operations are subject to inherent risks that could adversely affect our operating results.
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
Because substantially all of the products that we distribute are not manufactured by us, we are dependent upon third parties for the manufacture and supply of substantially all of our products.
     We obtain substantially all of our products from third-party suppliers. Generally, we do not have long-term contracts with our suppliers committing them to supply products to us. Therefore, suppliers may not provide the products we need in the quantities we request. Because we do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we will be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products, including the supply of our influenza vaccine and any other high sales volume product, would have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.
Our expansion through acquisitions and joint ventures involves risks.
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
     There can be no assurance that our future acquisitions or joint ventures will be successful. Our ability to continue to successfully effect acquisitions and joint ventures will depend upon the following:
•	the availability of suitable acquisition or joint venture candidates at acceptable prices;

•	our ability to consummate such transactions, which could potentially be prohibited due to U.S. or foreign antitrust regulations; and

•	the availability of financing on acceptable terms, in the case of non-stock transactions.
We face inherent risk of exposure to product liability and other claims in the event that the use of the products we sell results in injury.
     Our business involves a risk of product liability and other claims and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. Additionally, we own a majority interest in a company that manufactures dental implants and we are subject to the potential risk of product liability or other claims relating to the manufacture of products by that entity. One of the potential risks we face in the distribution of our products is liability resulting from counterfeit products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability. We have insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate. Additionally, in many cases we are covered by indemnification from the manufacturer of the product. However, we cannot assure you that the coverage maintained by us is sufficient to cover future claims, that it will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for us. A successful claim brought against us in excess of available insurance or indemnification, or any claim that results in significant adverse publicity against us, could harm our business.
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
Our revenues depend on our relationships with capable sales personnel as well as key customers, vendors and manufacturers of the products that we distribute.
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
     Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Stanley M. Bergman, Chairman and Chief Executive Officer, among others. The loss of the services of Mr. Bergman could have a material adverse effect on our business. We have an employment agreement with Mr. Bergman. We do not currently have “key man” life insurance policies on any of our employees. Competition for senior management is intense, and we may not be successful in attracting and retaining key personnel.
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
     In 2003, we entered into interest rate swap agreements to exchange our fixed rate interest rates for variable interest rates payable on our $230 million senior notes. Our fixed interest rates on the senior notes were 6.94% and 6.66% for the $130 million and $100 million senior notes, respectively. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines, and loan agreements, we are exposed to risk from fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would increase our annual interest expense by approximately $2.8 million.
Our acquisitions may not result in the benefits and revenue growth we expect.
     We are in the process of integrating companies that we acquired, including the Demedis Group, and assimilating the operations, services, products and personnel of each company with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.
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
     In addition, our 1994 Stock Incentive Plan, 1996 Non-Employee Director Stock Incentive Plan and 2001 Non-Employee Director Incentive Plan provide for accelerated vesting of stock options upon a change in control, and certain agreements between us and our executive officers provide for increased severance payments if those executive officers are terminated without cause within two years after a change in control.
     We also have a stockholder rights plan that could make it more difficult for a third party to acquire us if our Board of Directors does not determine that the acquisition proposal is adequate and in the stockholders’ best interest.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2004.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and CFO concluded that as of June 25, 2005 our disclosure controls and procedures were effective in ensuring that the information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting, other than that referred to below, that occurred during the quarter ended June 25, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The internal controls over financial reporting of companies acquired during the quarter, which in the aggregate represent approximately 1.4% of net sales for the three months ended June 25, 2005, are being evaluated as part of our annual assessment of internal controls over financial reporting.
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
     As of June 25, 2005, we had accrued our best estimate of potential losses relating to product liability, class action and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of June 25, 2005, we were a defendant in approximately 41 product liability cases. Of these cases, three involve claims made by healthcare workers and/or their families who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases generally withhold indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in such cases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer
     The following table summarizes repurchases of our common stock under our stock repurchase program:

	Total		Maximum Number of
	Number	Average	Shares that May Yet
	of Shares	Price Paid	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Our Program (2)
03/27/05 through 04/23/05	26,500	36.54	1,255,698
04/24/05 through 05/28/05	5,300	36.87	1,156,949
05/29/05 through 06/25/05	90,000	39.28	1,030,931

Total	121,800	38.58

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	Our current share repurchase program, announced on June 21, 2004, allows us to repurchase up to $100 million in shares of our common stock, which represented approximately 3.5% of shares outstanding at the commencement of the program. Through the close of the second quarter of 2005, we had repurchased $57.3 million or 1,736,110 shares under this initiative. The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our stock at that time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 24, 2005, our stockholders took the following actions:
(i)	Re-elected the following individuals to our Board of Directors:

Stanley M. Bergman	(78,040,291 shares voting for, 1,499,679 shares withheld)
Gerald A. Benjamin	(77,910,292 shares voting for, 1,629,678 shares withheld)
James P. Breslawski	(78,127,512 shares voting for, 1,412,458 shares withheld)
Mark E. Mlotek	(78,125,846 shares voting for, 1,414,124 shares withheld)
Steven Paladino	(77,371,036 shares voting for, 2,168,934 shares withheld)
Barry J. Alperin	(77,346,751 shares voting for, 2,193,219 shares withheld)
Paul Brons	(79,418,126 shares voting for, 121,844 shares withheld)
Dr. Margaret A. Hamburg	(79,425,264 shares voting for, 114,706 shares withheld)
Donald J. Kabat	(77,356,544 shares voting for, 2,183,426 shares withheld)
Philip A. Laskawy	(78,180,712 shares voting for, 1,359,258 shares withheld)
Norman S. Matthews	(76,938,748 shares voting for, 2,601,222 shares withheld)
Marvin H. Schein	(51,299,503 shares voting for, 28,240,467 shares withheld)
Dr. Louis W. Sullivan	(77,531,913 shares voting for, 2,008,057 shares withheld)
(ii)	Approved the amendment to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan (76,975,441 shares voting for; 2,354,970 shares voting against; and 209,559 shares abstaining).

(iii)	Approved the amendment to our Amended and Restated Certificate of Incorporation (74,210,954 shares voting for; 5,167,875 shares voting against; and 161,141 shares abstaining).

(iv)	Ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 31, 2005 (78,862,416 shares voting for; 545,857 shares voting against; 131,697 shares abstaining).
ITEM 6. EXHIBITS
     (a) Exhibits.
3.1	Amendment dated May 25, 2005 to Amended and Restated Certificate of Incorporation

10.1	Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, HSBC Bank USA, N.A., Lehman Commercial Paper, Inc., Mellon Bank, N.A. and Wells Fargo Bank, National Association as co-agents, dated as of May 24, 2005

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino

Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial and Accounting Officer)
Dated: August 3, 2005