Form 10-Q
period 2005-09-24
SCHEIN HENRY INC
filed 2005-11-01
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2005
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

Yes ☑	No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑	No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of October 26, 2005, there were 87,166,433 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 24,	December 25,
	2005	2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,077	$186,621
Available-for-sale securities	8,425	—
Accounts receivable, net of reserves of $49,100 and $44,852	612,040	554,666
Inventories	483,281	486,494
Deferred income taxes	29,474	28,795
Prepaid expenses and other	129,256	174,167

Total current assets	1,482,553	1,430,743
Property and equipment, net	180,878	176,103
Goodwill	630,719	627,215
Other intangibles, net	124,680	129,285
Investments and other	62,792	70,324

Total assets	$2,481,622	$2,433,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343,653	$367,213
Bank credit lines	2,764	5,969
Current maturities of long-term debt	8,047	3,906
Accrued expenses:
Payroll and related	86,798	89,431
Taxes	57,721	70,970
Other	136,019	156,410

Total current liabilities	635,002	693,899
Long-term debt	513,592	525,682
Deferred income taxes	69,459	66,599
Other liabilities	52,364	28,999

Minority interest	11,856	12,438
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 87,423,700 outstanding on September 24, 2005 and 120,000,000 shares authorized, 86,650,428 outstanding on December 25, 2004	874	867
Additional paid-in capital	475,198	445,573
Retained earnings	698,868	615,265
Accumulated other comprehensive income	24,773	44,785
Deferred compensation	(364)	(437)

Total stockholders’ equity	1,199,349	1,106,053

Total liabilities and stockholders’ equity	$2,481,622	$2,433,670

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net sales	$1,125,363	$993,100	$3,292,788	$2,742,363
Cost of sales	808,632	723,860	2,353,327	2,002,228

Gross profit	316,731	269,240	939,461	740,135
Operating expenses:
Selling, general and administrative	253,593	216,505	747,608	580,630

Operating income	63,138	52,735	191,853	159,505
Other income (expense):
Interest income	1,941	1,243	4,469	4,967
Interest expense	(6,977)	(6,138)	(18,286)	(12,014)
Other, net	1,028	118	915	448

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	59,130	47,958	178,951	152,906
Taxes on income	(21,580)	(17,714)	(65,755)	(56,593)
Minority interest in net loss (income) of subsidiaries	(1,249)	72	(3,776)	(1,707)
Equity in earnings of affiliates	79	746	514	1,331

Income from continuing operations	36,380	31,062	109,934	95,937

Discontinued operation:
Income (loss) from operations of discontinued component (including write-down of long-lived assets of $11.9 million in 2005 - Note 5)	(16,869)	750	(17,180)	4,569
Income tax benefit (expense)	6,916	(308)	6,872	(1,873)

Income (loss) on discontinued operation	(9,953)	442	(10,308)	2,696

Net income	$26,427	$31,504	$99,626	$98,633

Earnings from continuing operations per share:
Basic	$0.42	$0.36	$1.26	$1.10

Diluted	$0.41	$0.35	$1.23	$1.07

Earnings (loss) from discontinued operation per share:
Basic	$(0.12)	$0.00	$(0.11)	$0.03

Diluted	$(0.12)	$0.00	$(0.11)	$0.03

Earnings per share:
Basic	$0.30	$0.36	$1.15	$1.13

Diluted	$0.29	$0.35	$1.12	$1.10

Weighted-average common shares outstanding:
Basic	87,232	87,040	86,975	87,474

Diluted	89,571	88,989	89,178	89,767

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 24,	September 25,
	2005	2004
Cash flows from operating activities:
Net income	$99,626	$98,633
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,547	33,231
Impairment from write-down of long-lived assets	11,928	—
Provision for losses on trade and other accounts receivable	5,635	1,789
Deferred income taxes	1,183	3,199
Stock issued to 401(k) plan	3,223	2,805
Undistributed earnings of affiliates	(514)	(1,331)
Minority interest in net income of subsidiaries	3,776	1,707
Other	1,068	4,033
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(41,645)	(33,052)
Inventories	34,125	(10,276)
Other current assets	41,652	4,487
Accounts payable and accrued expenses	(89,022)	(46,756)

Net cash provided by operating activities	113,582	58,469

Cash flows from investing activities:
Purchases of fixed assets	(36,204)	(24,687)
Payments for business acquisitions, net of cash acquired	(58,548)	(152,029)
Payments related to pending business acquisitions	—	(13,489)
Purchases of available-for-sale securities	(8,425)	—
Proceeds from sales of marketable securities	—	14,472
Proceeds from settlement of note receivable	11,779	—
Net proceeds from (payments for) foreign exchange forward contract settlements	23,630	(3,221)
Other	573	(1,133)

Net cash used in investing activities	(67,195)	(180,087)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	240,000
Payments for debt issuance costs	(650)	(5,154)
Net payments for bank borrowings	(2,888)	(6,081)
Repayments of debt assumed in business acquisitions	—	(135,718)
Principal payments for long-term debt	(5,478)	(3,064)
Proceeds from issuance of stock upon exercise of stock options	25,278	19,253
Payments for repurchases of common stock	(27,117)	(70,666)
Other	(3,614)	(789)

Net cash provided by (used in) financing activities	(14,469)	37,781

Net change in cash and cash equivalents	31,918	(83,837)
Effect of exchange rate changes on cash and cash equivalents	1,538	(543)
Cash and cash equivalents, beginning of period	186,621	157,351

Cash and cash equivalents, end of period	$220,077	$72,971

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
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 24, 2005 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 31, 2005.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 2. Segment Data (Continued)
     The following tables present information about our business segments:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net Sales:
Healthcare distribution (1):
Dental (2)	$462,514	$399,324	$1,361,183	$1,146,243
Medical (3)	350,185	323,135	968,633	932,094
International (4)	291,701	249,797	898,479	603,181

Total healthcare distribution	1,104,400	972,256	3,228,295	2,681,518
Technology (5)	20,963	20,844	64,493	60,845

Total	$1,125,363	$993,100	$3,292,788	$2,742,363

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Operating Income:
Healthcare distribution	$55,134	$45,213	$166,669	$137,023
Technology	8,004	7,522	25,184	22,482

Total	$63,138	$52,735	$191,853	$159,505

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

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Net income as reported	$26,427	$31,504	$99,626	$98,633
Deduct: Tax affected stock-based compensation expense determined under fair value method	(3,116)	(3,047)	(8,487)	(8,488)

Pro forma net income	$23,311	$28,457	$91,139	$90,145

Earnings per share, as reported:
Basic	$0.30	$0.36	$1.15	$1.13

Diluted	$0.29	$0.35	$1.12	$1.10

Earnings per share, pro forma:
Basic	$0.27	$0.33	$1.05	$1.03

Diluted	$0.26	$0.32	$1.02	$1.00

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 4. Acquisitions
     On January 11, 2005, we acquired the dental distribution business of Ash Temple Limited (“Ash Temple”), a privately held full-service dental distributor based in Ontario, Canada with annual revenues of approximately $100.0 million. The operating results of Ash Temple are reflected in the accompanying financial statements since the date of acquisition.
     Ash Temple offers dental supplies, equipment, artificial teeth and repair parts, as well as services including office design and planning, equipment lease financing and limited consulting. Ash Temple was one of the largest diversified dental companies in Canada with 14 branches, including five distribution centers, servicing all 10 Canadian provinces. Ash Temple operations have been combined with Henry Schein Arcona, our Canadian dental business. They are currently operating under the new name Henry Schein Ash Arcona.
     On April 18, 2005, regulatory authorities approved our pending acquisition of our Demedis Group’s business in Austria, which operates under the Austrodent brand. This approval was contingent upon our divesting, at closing, a portion of Austrodent’s business, not using the Austrodent name, as well as other restrictions. Of the total purchase price for the Demedis Group, $13.5 million was attributable to Austrodent, which was paid in 2004 and recorded as an other current asset. Upon acquiring Austrodent, this amount, less approximately $1.2 million received in exchange for the divested portion of the business, was reclassified based on the fair value of the remaining assets and liabilities acquired through a purchase price allocation, with an increase of $9.0 million to goodwill for the excess purchase price over fair value.
     In addition to the Ash Temple and Austrodent acquisitions, we completed other acquisitions in Australia, New Zealand and the United States, which resulted in our recording approximately $8.5 million of goodwill through preliminary purchase price allocations during the nine months ended September 24, 2005. These acquisitions were immaterial individually and in the aggregate.
     We recorded the assets and liabilities acquired for all our acquisitions using our best estimates of fair value through preliminary purchase price allocations. Such amounts are subject to change upon finalizing valuations.
Note 5. Discontinued Operation
     During the three-month period ended September 24, 2005, we reached a decision to divest our hospital supply business (“Hospital Business”), which is a component of our healthcare distribution business. The primary reason for this decision was that the Hospital Business does not focus on our core customer, namely the office-based practitioner, and therefore provides little or no synergies with our core operations. Additionally, this divestiture will enhance our management team’s focus on our core businesses.
     We expect to sell the Hospital Business within the next 12 months and consequently have classified the operating results of the Hospital Business as a discontinued operation in the accompanying consolidated statements of income for all periods presented. In connection with this decision, we assessed our long-lived assets for impairment, which resulted in the recording of an impairment charge of $11.9 million ($7.0 million after-tax) for the write-down of all long-lived assets, including goodwill of $4.6 million. We expect to incur an additional loss upon the sale of the Hospital Business, which we cannot reasonably estimate at this time.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 5. Discontinued Operation (Continued)
     Net sales generated by our Hospital Business were $37.3 million and $40.5 million for the three-month periods ended September 24, 2005 and September 25, 2004 and $112.9 million and $123.6 million for the nine-month periods ended September 24, 2005 and September 25, 2004.
     The carrying amounts of the major classes of the Hospital Business assets held-for-sale as of September 24, 2005 included accounts receivable, net of reserves, of $44.8 million and inventories, net of reserves, of $16.2 million.
Note 6. Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except it reflects the effect of common shares issuable upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.
     For the three and nine months ended September 24, 2005, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt because the principal is required to be settled in cash. If at any time, the debt is convertible at a premium as a result of the conditions of the debt, the amount in excess of the principal would be presumed settled in common shares and thereby reflected in our calculation of diluted earnings per share.
     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Basic	87,232,101	87,039,756	86,974,961	87,473,634
Effect of assumed conversion of employee stock options	2,339,201	1,949,352	2,203,102	2,293,594

Diluted	89,571,302	88,989,108	89,178,063	89,767,228

     Weighted-average options to purchase 29,879 shares of common stock at exercise prices ranging from $42.36 to $43.19 per share and 2,322,796 shares of common stock at exercise prices ranging from $31.86 to $35.49 per share that were outstanding during the three months ended September 24, 2005 and September 25, 2004, were excluded from the computation of diluted earnings per share. Weighted-average options to purchase 93,228 shares of common stock at exercise prices ranging from $38.50 to $43.19 per share and 1,757,890 shares of common stock at exercise prices ranging from $34.42 to $35.49 per share that were outstanding during the nine months ended September 24, 2005 and September 25, 2004, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 7. Comprehensive Income
     Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as adjustments to stockholders’ equity. Our comprehensive income primarily includes net income, foreign currency translation adjustments and unrealized gains and losses on hedging activities. Comprehensive income totaled $30.1 million and $79.6 million for the three and nine months ended September 24, 2005, and $34.4 million and $96.6 million for the three and nine months ended September 25, 2004.
Note 8. Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Nine Months Ended
	September 24,	September 25,
	2005	2004
Interest	$19,361	$12,143
Income taxes	37,948	39,601
     During the nine months ended September 24, 2005 and September 25, 2004, we had $13.8 million and $890 thousand of non-cash net unrealized gains related to hedging activities. For the same periods in 2005 and 2004, we also had $3.9 million and $50 thousand of non-cash unrealized gains related to our interest rate swaps. Additionally, in connection with our acquisition of Austrodent, as previously discussed, during the nine months ended September 24, 2005, we reclassified approximately $12.3 million ($13.5 million paid in 2004, less $1.2 million received in 2005 upon closing the acquisition) from other current assets to the respective assets and liabilities acquired.
     In connection with our acquisition of Camlog in July 2004, we assumed $35.7 million of debt, which remained outstanding as of September 25, 2004. Additionally, as of September 25, 2004, we accrued a receivable of $32.4 million in connection with the resale of DentalMV GmbH (Muller & Weygandt), which was treated as a reduction of the purchase price for the Demedis Group.

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
Recent Developments
     We entered into a three-year extension to our agreement with Chiron Corporation to purchase Fluvirin® influenza vaccine, which commences in 2006. We estimate that we will receive between 2 million and 4 million doses of Fluvirin® influenza vaccine during the fourth quarter of 2005.
     During the three-month period ended September 24, 2005, we reached a decision to divest our Hospital Business, which is a component of our healthcare distribution business. Refer to Note 5 in the accompanying financial statements.
Executive-Level Overview
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 475,000 customers worldwide, including dental practices and laboratories, physician practices and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 73 years of experience distributing healthcare products.
     We are headquartered in Melville, New York, employ nearly 11,000 people, and have operations in the

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
Industry Overview
     In recent years, the healthcare industry has increasingly focused on cost containment. This trend has benefited distributors capable of providing a broad array of products and services at low prices. It also has accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups, which, in addition to their emphasis on obtaining products at competitive prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment has the potential to favorably affect demand for practice-management systems and software that can enhance the efficiency and facilitation of practice management.
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

Results of Operations
     The following table summarizes the significant components of our operating results from continuing operations and cash flows for the three and nine months ended September 24, 2005 and September 25, 2004 (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2005	2004	2005	2004
Operating Results:
Net sales	$1,125,363	$993,100	$3,292,788	$2,742,363
Cost of sales	808,632	723,860	2,353,327	2,002,228

Gross profit	316,731	269,240	939,461	740,135
Operating expenses:
Selling, general and administrative	253,593	216,505	747,608	580,630

Operating income	$63,138	$52,735	$191,853	$159,505

Other expense, net	$(4,008)	$(4,777)	$(12,902)	$(6,599)
Income from continuing operations	36,380	31,062	109,934	95,937

Cash Flows:
Net cash provided by operating activities (1)			$113,582	$58,469
Net cash used in investing activities (1)			(67,195)	(180,087)
Net cash provided by (used in) financing activities			(14,469)	37,781

(1)	Prior period amounts have been reclassified to conform with the current period presentation.
Three Months Ended September 24, 2005 Compared to Three Months Ended September 25, 2004
Net Sales
     Net sales from continuing operations for the three months ended September 24, 2005 and September 25, 2004 were as follows (in thousands):

	September 24,	% of	September 25,	% of
	2005	Total	2004	Total
Healthcare distribution (1):
Dental (2)	$462,514	41.1%	$399,324	40.2%
Medical (3)	350,185	31.1	323,135	32.5
International (4)	291,701	25.9	249,797	25.2

Total healthcare distribution	1,104,400	98.1	972,256	97.9
Technology (5)	20,963	1.9	20,844	2.1

Total	$1,125,363	100.0%	$993,100	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.

     The $132.3 million, or 13.3%, increase in net sales for the three months ended September 24, 2005, includes increases of 13.1% local currency growth (7.2% internally generated primarily due to volume growth and 5.9% from acquisitions) and 0.2% related to foreign currency exchange.
     The $63.2 million, or 15.8%, increase in dental net sales for the three months ended September 24, 2005, includes increases of 15.3% local currency growth (8.9% internally generated and 6.4% from acquisitions) and 0.5% related to foreign currency exchange. The 15.3% local currency growth was due to dental consumable merchandise sales growth of 12.2% (5.7% internal growth and 6.5% acquisition growth) and dental equipment sales and service growth of 26.6% (20.6% internal growth and 6.0% acquisition growth). Internally generated dental net sales growth was primarily due to increased volume.
     The $27.1 million, or 8.4%, increase in medical net sales for the three months ended September 24, 2005, includes internal growth of 6.8% primarily due to volume growth and acquisition growth of 1.6%.
     The $41.9 million, or 16.8%, increase in international net sales for the three months ended September 24, 2005, includes increases of 16.7% in local currencies (11.0% from acquisitions and 5.7% internally generated primarily due to volume growth) and 0.1% due to foreign currency exchange.
     The $119 thousand, or 0.6%, increase in technology net sales for the three months ended September 24, 2005, includes increases of 0.3% in local currency growth and 0.3% due to foreign currency exchange. The increase was primarily due to increased electronic services sales.
Gross Profit
     Gross profit and gross margins from continuing operations by segment and in total for the three months ended September 24, 2005 and September 25, 2004 were as follows (in thousands):

	September 24,	Gross	September 25,	Gross
	2005	Margin %	2004	Margin %
Healthcare distribution	$300,787	27.2%	$253,741	26.1%
Technology	15,944	76.1	15,499	74.4

Total	$316,731	28.1	$269,240	27.1

     For the three months ended September 24, 2005, gross profit increased $47.5 million, or 17.6%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $47.0 million, or 18.5%, for the three months ended September 24, 2005 from the comparable prior year period. Healthcare distribution gross profit margin increased to 27.2% for the three months ended September 24, 2005 from 26.1% for the comparable prior year period. These increases reflect a focus on margin improvement, including the shedding of certain lower margin pharmaceutical and veterinary products from our medical business.
     Technology gross profit increased $445 thousand, or 2.9%, for the three months ended September 24, 2005 from the comparable prior year period. Technology gross profit margin increased to 76.1% for the three months ended September 24, 2005 from 74.4% for the comparable prior year period, primarily due to a change in sales mix reflecting a larger percentage of higher margin electronic services sales.

Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended September 24, 2005 and September 25, 2004 were as follows (in thousands):

		% of		% of
	September 24,	Respective	September 25,	Respective
	2005	Net Sales	2004	Net Sales
Healthcare distribution	$245,653	22.2%	$208,528	21.4%
Technology	7,940	37.9	7,977	38.3

Total	$253,593	22.5	$216,505	21.8

     Selling, general and administrative expenses increased $37.1 million, or 17.1%, to $253.6 million for the three months ended September 24, 2005 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 22.5% from 21.8% for the comparable prior year period. The increase of 0.7% was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, selling expenses increased $24.2 million, or 18.0%, to $158.4 million for the three months ended September 24, 2005 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 14.1% from 13.5% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $12.9 million, or 15.7%, to $95.2 million for the three months ended September 24, 2005 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 8.5% from 8.3% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
Other Expense, Net
     Other expense, net from continuing operations for the three months ended September 24, 2005 and September 25, 2004 were as follows (in thousands):

	September 24,	September 25,
	2005	2004
Interest income	$1,941	$1,243
Interest expense	(6,977)	(6,138)
Other, net	1,028	118

Other expense, net	$(4,008)	$(4,777)

     Other expense, net decreased $769 thousand for the three months ended September 24, 2005 from the comparable prior year period, primarily due to increases in interest income on deposits and foreign exchange gains, partially offset by interest expense on interest rate swaps.
Income Taxes
     For the three months ended September 24, 2005, our effective tax rate from continuing operations decreased to 36.5% from 36.9% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to foreign and state income taxes.

Nine Months Ended September 24, 2005 Compared to Nine Months Ended September 25, 2004
Net Sales
     Net sales from continuing operations for the nine months ended September 24, 2005 and September 25, 2004 were as follows (in thousands):

	September 24,	% of	September 25,	% of
	2005	Total	2004	Total
Healthcare distribution (1):
Dental (2)	$1,361,183	41.3%	$1,146,243	41.8%
Medical (3)	968,633	29.4	932,094	34.0
International (4)	898,479	27.3	603,181	22.0

Total healthcare distribution	3,228,295	98.0	2,681,518	97.8
Technology (5)	64,493	2.0	60,845	2.2

Total	$3,292,788	100.0%	$2,742,363	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and veterinary markets.

(4)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.
     The $550.4 million, or 20.1%, increase in net sales for the nine months ended September 24, 2005, includes increases of 18.8% local currency growth (6.1% internally generated primarily due to volume growth and 12.7% from acquisitions) and 1.3% related to foreign currency exchange.
     The $214.9 million, or 18.8%, increase in dental net sales for the nine months ended September 24, 2005, includes increases of 18.2% local currency growth (10.9% internally generated and 7.3% from acquisitions) and 0.6% related to foreign currency exchange. The 18.2% local currency growth was due to dental consumable merchandise sales growth of 15.7% (9.0% internal growth and 6.7% acquisition growth) and dental equipment sales and service growth of 27.9% (18.6% internal growth and 9.3% acquisition growth). Internally generated dental net sales growth was primarily due to increased volume.
     The $36.5 million, or 3.9%, increase in medical net sales for the nine months ended September 24, 2005, includes internal growth of 3.0% primarily from volume growth and acquisition growth of 0.9%, all in local currency.
     The $295.3 million, or 49.0%, increase in international net sales for the nine months ended September 24, 2005, includes increases of 44.4% in local currencies (42.7% from acquisitions and 1.7% internally generated primarily from volume growth) and 4.6% due to foreign currency exchange.
     The $3.7 million, or 6.0%, increase in technology net sales for the nine months ended September 24, 2005, includes increases of 5.7% internal growth and 0.3% due to foreign currency exchange. The increase in internal growth was primarily due to increased electronic services sales.

Gross Profit
     Gross profit and gross margins from continuing operations by segment and in total for the nine months ended September 24, 2005 and September 25, 2004 were as follows (in thousands):

	September 24,	Gross	September 25,	Gross
	2005	Margin %	2004	Margin %
Healthcare distribution	$890,295	27.6%	$694,473	25.9%
Technology	49,166	76.2	45,662	75.0

Total	$939,461	28.5	$740,135	27.0

     For the nine months ended September 24, 2005, gross profit increased $199.3 million, or 26.9%, from the comparable prior year period.
     Healthcare distribution gross profit increased $195.8 million, or 28.2%, for the nine months ended September 24, 2005 from the comparable prior year period. Healthcare distribution gross profit margin increased to 27.6% for the nine months ended September 24, 2005 from 25.9% for the comparable prior year period. These increases reflect a focus on margin improvement, including the shedding of certain lower margin pharmaceutical and veterinary products from our medical business.
     Technology gross profit increased $3.5 million, or 7.7%, for the nine months ended September 24, 2005 from the comparable prior year period. Technology gross profit margin increased to 76.2% for the nine months ended September 24, 2005 from 75.0% for the comparable prior year period, primarily due to a change in sales mix reflecting a larger percentage of higher margin electronic services sales.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the nine months ended September 24, 2005 and September 25, 2004 were as follows (in thousands):

		% of		% of
	September 24,	Respective	September 25,	Respective
	2005	Net Sales	2004	Net Sales
Healthcare distribution	$723,626	22.4%	$557,449	20.8%
Technology	23,982	37.2	23,181	38.1

Total	$747,608	22.7	$580,630	21.2

     Selling, general and administrative expenses increased $167.0 million, or 28.8%, to $747.6 million for the nine months ended September 24, 2005 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 22.7% from 21.2% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, selling expenses increased $98.7 million, or 26.9%, to $465.7 million for the nine months ended September 24, 2005 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 14.1% from 13.4% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $68.3 million, or 32.0%, to $281.9 million for the nine months ended September 24, 2005 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to

8.6% from 7.8% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
Other Expense, Net
     Other expense, net from continuing operations for the nine months ended September 24, 2005 and September 25, 2004 were as follows (in thousands):

	September 24,	September 25,
	2005	2004
Interest income	$4,469	$4,967
Interest expense	(18,286)	(12,014)
Other, net	915	448

Other expense, net	$(12,902)	$(6,599)

     Other expense, net increased $6.3 million for the nine months ended September 24, 2005 from the comparable prior year period. This increase was primarily due to the $6.3 million increase in interest expense, of which $5.1 million related to our convertible debt issued in August 2004 to finance various corporate initiatives, including our acquisition of the Demedis Group.
Income Taxes
     For the nine months ended September 24, 2005, our effective tax rate from continuing operations decreased to 36.7% from 37.0% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to foreign and state income taxes.
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
     Net cash flow provided by operating activities was $113.6 million for the nine months ended September 24, 2005, compared to $58.5 million for the comparable prior year period. This net change of $55.1 million was due primarily to decreases in inventory and other current assets, and increases in accounts payable and accrued expenses, partially offset by an increase in accounts receivable, all before the effects of foreign exchange.
     Net cash used in investing activities was $67.2 million for the nine months ended September 24, 2005, compared to $180.1 million for the comparable prior year period. The net change of $112.9 million was primarily due to fewer acquisitions. We expect to invest up to approximately $13.8 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate subsidiary operations into our core infrastructure.

     Net cash used in financing activities was $14.5 million for the nine months ended September 24, 2005, compared to $37.8 million provided by financing activities for the comparable prior year period. The net change of $52.3 million was primarily due to the issuance of long-term debt in August 2004, offset by lower payments for repurchases of common stock and repayments of debt assumed in acquisitions.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 24,	December 25,
	2005	2004
Cash and cash equivalents	$220,077	$186,621
Available-for-sale securities	8,425	—
Working capital	847,551	736,844

Debt:
Bank credit lines	$2,764	$5,969
Current maturities of long-term debt	8,047	3,906
Long-term debt	513,592	525,682

Total debt	$524,403	$535,557

     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.
     Our available-for-sale securities consist of short-term tax-efficient auction rate securities, which also have a high degree of liquidity.
     Our business requires a substantial investment in working capital, which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory.
     Our accounts receivable days sales outstanding from continuing operations improved to 43.9 days for the nine months ended September 24, 2005 from 44.4 days for the comparable prior year period. Our inventory turnover from continuing operations for the nine months ended September 24, 2005 remained constant at 6.6 turns compared with the comparable prior year period. We anticipate future increases in the value of our working capital as a result of continued sales growth.
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
     Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $300.0 million revolving credit facility along with cash on hand to fully satisfy the cash portion of our conversion obligation. We also will pay contingent interest during any six-month interest period beginning August 20, 2010 if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.
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
     During 2003, we entered into agreements relating to the $230.0 million senior notes to exchange our fixed interest rates for variable interest rates. For the nine months ended September 24, 2005, the weighted-average variable interest rate was 6.1%. This weighted-average variable interest rate comprises LIBOR, plus a spread and resets on the interest due dates for the senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility, which expires in May 2010, replaced our previous revolving credit facility of $200.0 million, which had been scheduled to expire in May 2006. As of September 24, 2005, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004, we announced that our Board of Directors had authorized a second common stock repurchase program. The new program allows us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. As of September 24, 2005, we had repurchased $63.4 million or 1,886,110 shares under this initiative. On October 31, 2005, our board authorized an additional $100.0 million of shares in our common stock to be repurchased under our share repurchase program.
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
     We believe that our cash and cash equivalents; our ability to access private debt markets and public equity markets; and our available funds under existing credit facilities provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

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
     Through our proprietary, technologically-based suite of products, we offer customers a variety of competitive alternatives. We believe that our tradition of reliable service, our name recognition and large customer base built on solid customer relationships position us well to participate in this growing aspect of the distribution business. We continue to explore ways and means to improve and expand our Internet presence and capabilities.
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
     As a result of our acquisition of the Demedis Group and other foreign companies, our foreign operations are significantly larger and, therefore, our exposure to the risks inherent in international operations has become greater.
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
     Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:
•	costs of developing new applications and services;

•	costs related to acquisitions of technologies or businesses;

•	the timing and amount of sales and marketing expenditures;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of functions of our technology-related products and services;

•	our success in establishing or maintaining business relationships; and

•	our success in selling our Hospital Business.
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
Our future success is substantially dependent upon our senior management.
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
     In 2003, we entered into interest rate swap agreements to exchange our fixed-rate interest rates for variable interest rates payable on our $230.0 million senior notes. Our fixed interest rates on the senior notes were 6.94% and 6.66% for the $130.0 million and $100.0 million senior notes, respectively. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines, and loan agreements, we are exposed to risk from fluctuations in interest rates. For example, a hypothetical 100 basis points increase in interest rates would increase our annual interest expense by approximately $2.4 million.
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
     The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:
•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	our financial condition, results of operations and cash flows and prospects;

•	any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our Chairman and Chief Executive Officer (“CEO”) and our Executive Vice President and Chief Financial Officer (“CFO”), we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on this evaluation, our CEO and CFO concluded that as of September 24, 2005 our disclosure controls and procedures were effective in ensuring that the information required to be filed in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 24, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     As of September 24, 2005, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of September 24, 2005, we were a defendant in approximately 42 product liability cases. Of these cases, two involve claims made by healthcare workers and/or their families who claim allergic reaction relating to exposure to latex gloves. In each of these cases, we acted as a distributor of brand name and/or “Henry Schein” private brand latex gloves, which were manufactured by third parties. To date, discovery in these cases has generally been limited to product identification issues. The manufacturers in these cases generally withhold indemnification of us pending product identification; however, we have impleaded or filed cross claims against those manufacturers in such cases.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer
     The following table summarizes repurchases of our common stock under our stock repurchase program:

	Total		Maximum Number of
	Number	Average	Shares that May Yet
	of Shares	Price Paid	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Our Program (2)
06/26/05 through 07/30/05	—	—	990,095
07/31/05 through 08/27/05	100,000	40.87	954,920
08/28/05 through 09/24/05	50,000	40.41	852,965

Total	150,000	40.72

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	Our current share repurchase program, announced on June 21, 2004, allows us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of shares outstanding at the commencement of the program. Through the close of the third quarter of 2005, we had repurchased $63.4 million or 1,886,110 shares under this initiative. The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our stock at that time.

On October 31, 2005, our board authorized an additional $100.0 million of shares in our common stock to be repurchased under our share repurchase program.

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

Dated: November 1, 2005