Form 10-K
period 2005-12-31
SCHEIN HENRY INC
filed 2006-03-10
CIK 1000228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, par value $.01
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES: ☑      NO: ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES: ☐      NO: ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES: ☑       NO: ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer: ☑      Accelerated filer: ☐       Non-accelerated filer: ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES: ☐       NO: ☑
     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on June 25, 2005 was approximately $3,612,312,000.
     As of February 27, 2006 there were 87,331,228 shares of registrant’s Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference:
     Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2005) are incorporated by reference in Part III hereof.

PART I
ITEM 1. Business
General
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 500,000 customers worldwide, including dental practices and laboratories, physician practices and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 73 years of experience distributing healthcare products.
     We are headquartered in Melville, New York, employ nearly 11,000 people and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Portugal, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Israel, Australia and New Zealand. We also have an affiliate in Iceland.
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
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including veterinary) and international operating segments. Products distributed consist of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection control products and vitamins.
     Our dental group serves approximately 80% of the estimated 135,000 office-based dental practices in the combined United States and Canadian dental market. Based upon an estimated $5.0 billion combined United States and Canadian dental market, we estimate our share of this market was approximately 38% in 2005.
     Our medical group serves approximately 45% of the estimated 250,000 office-based physician practices, as well as surgical centers and other alternate-care settings throughout the United States. We also serve over 70% of the estimated 26,000 veterinarian clinics in the United States. Based upon an estimated $8.0 billion combined market, we estimate our share of this market was approximately 17% in 2005.
     Our international group serves approximately 230,000 practices in 17 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practices. Based upon an estimated $8.0 billion Western and Central European combined dental, medical and veterinary market in which we operate, we estimate our share of this market was approximately 16% in 2005.
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

Industry
     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and veterinary markets, was estimated to produce revenues of approximately $21 billion in 2005 in the combined North American and Western and Central European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.
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
     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of healthcare technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from procedures and diagnostic testing shifting from hospitals to alternate-care sites, particularly physicians’ offices. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The healthcare market continues to benefit from the increasing growth rate of the population of elderly Americans.
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
Competition
     The distribution and manufacture of healthcare supplies and equipment is highly competitive. Many of the healthcare distribution products we sell are available to our customers from a number of suppliers. In addition, our competitors could obtain exclusive rights from manufacturers to market particular products. Manufacturers could also seek to sell directly to end-users, and thereby eliminate or reduce our role and that of other distributors.
     In the United States, we compete with other distributors, as well as several manufacturers of dental, medical and veterinary products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. In the sale of our dental products, our principal national competitors are Patterson Companies, Inc. (formerly Patterson Dental Company) and Benco Dental Supply Company. In addition, we compete against a number of other distributors that operate on a national, regional and local level. Our principal competitors in the sale of medical products are PSS World Medical, Inc., the General Medical division of McKesson Corp. and the Allegiance division of Cardinal Health, Inc., which are national distributors. In the veterinary market, our principal national competitors are Butler Animal Health Supply, LLC, MWI Veterinary Supply Inc. and the Webster Veterinary division of Patterson Companies, Inc. We also compete against a number of regional and local medical and veterinary distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to our dental practice management software, we compete against numerous firms, including firms such as PracticeWorks, Inc., a subsidiary of the Eastman Kodak Company, and Patterson Companies, Inc. In the veterinary practice management market, our primary competitor is IDEXX Laboratories, Inc. The electronic medical records market is very fragmented and therefore we compete against numerous firms.
     We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Planmeca Oy, Omega Pharma NV and Billericay Dental Supply Co. Ltd., as well as a large number of dental product distributors and manufacturers in the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Ireland, Italy, Australia, New Zealand, Portugal and Spain.
     Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect operating results.
Competitive Strengths
     We have more than 73 years of experience in distributing products to healthcare practitioners resulting in strong awareness of the “Henry Schein” name. Our competitive strengths include:
Direct sales and marketing expertise. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives and frequent direct marketing contact, emphasizing our broad product lines, competitive prices and ease of order placement. The key elements of our direct sales and marketing efforts are:
•	Field sales consultants. We have approximately 2,200 field sales consultants, including equipment sales specialists, covering major North American and international markets. These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•	Direct marketing. During 2005, we distributed more than 34 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based healthcare customers.

•	Telesales. We support our direct marketing effort with approximately 1,300 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.
Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:
•	Consumable supplies and equipment. We offer over 70,000 Stock Keeping Units (“SKUs”) to our customers. Of the SKUs offered, approximately 46,000 are offered to our dental customers, approximately 34,000 to our medical customers and approximately 23,000 to our veterinary customers. We offer over 100,000 additional SKUs to our customers in the form of special order items.

•	Technology and other value-added products and services. We sell practice management software systems to our dental, medical and veterinary customers. Our practice management software products provide practitioners with patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs. As of December 31, 2005, more than 50,000 of our Dentrix®, Easy Dental®, Enterprise, Labnet (dental laboratory), EMR (medical) and our AVImark® (veterinary) software systems were installed.

•	Repair services. We have 163 equipment sales and service centers worldwide that provide a variety of repair services for our healthcare customers. Our technicians provide installation and repair services for dental handpieces; dental, medical and veterinary small equipment; table top sterilizers; and large equipment.

•	Financial services. We offer our customers assistance in operating their practices by providing access to a number of financial services and products at rates that we believe are generally lower than what they would be able to secure independently.
Commitment to superior customer service. We maintain a strong commitment to providing superior customer service. We frequently monitor our customer service through customer surveys, focus groups and statistical reports. Our customer service policy primarily focuses on:
•	Exceptional order fulfillment. Approximately 99% of items ordered in the United States and Canada are shipped without back ordering and are shipped on the same business day the order is received.

•	Streamlined ordering process. Customers may place orders 24 hours a day, 7 days a week (“24/7”) by mail, fax, telephone, e-mail, internet and by using our computerized order entry systems.
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
Cost-Effective purchasing. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a low-cost provider of healthcare products. We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost. In 2005, our top 10 healthcare distribution vendors and our single largest vendor accounted for approximately 25% and 6% of our aggregate purchases.
Efficient distribution. We distribute our products from our strategically located distribution centers. We strive to maintain optimal inventory levels in order to satisfy customer demand for prompt delivery and complete order fulfillment. These inventory levels are managed on a daily basis with the aid of our management information systems. Once an order is entered, it is electronically transmitted to the distribution center nearest the customer’s location and a packing slip for the entire order is printed for order fulfillment.

Products
     The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	2005	2004 (1)	2003 (1)
Healthcare Distribution
Dental:
Consumable dental products and small equipment (2)	42.7%	41.6%	41.2%
Large dental equipment (3)	17.0	14.4	11.4
Dental laboratory products (4)	4.2	4.1	2.7

Total dental	63.9	60.1	55.3

Medical:
Medical products (5)	30.6	33.5	38.1
Veterinary products (6)	3.6	4.3	4.3

Total medical	34.2	37.8	42.4

Total Healthcare Distribution	98.1	97.9	97.7

Technology
Software and related products and other value-added products (7)	1.9	2.1	2.3

Total	100.0%	100.0%	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Includes x-ray products, infection-control produts, handpieces, preventatives, impression materials, composites and anesthetics.

(3)	Includes dental chairs, delivery units and lights, x-ray, equipment repair and high-tech equipment.

(4)	Includes teeth, dental implants, composites, gypsum, acrylics, articulators and abrasives.

(5)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, x-ray products, equipment and vitamins.

(6)	Includes branded and generic pharmaceuticals, surgical products and dental products.

(7)	Includes software and related products and other value-added products, including financial products and continuing education.
Business Strategy
     Our objective is to continue to expand as a value-added distributor of healthcare products and services to office-based healthcare practitioners. To accomplish this, we will apply our competitive strengths in executing the following strategies:
•	Increase penetration of our existing customer base. We intend to increase sales to our existing customer base and enhance our position as their primary vendor. In the North American dental market, total consumable sales per practitioner are estimated to be approximately $27,000, compared to our average dental customer’s sales of approximately $10,500 (or 39%). In the U.S. medical market, total sales per practitioner are estimated to be approximately $11,000, compared to our average U.S. medical customer’s sales of approximately $4,400 (or 40%). In the Western and Central European dental market, total sales per practitioner are estimated to be approximately $20,000, compared to our average Western and Central European dental customer’s sales of approximately $6,400 (or 32%).
•	Increase the number of customers we serve. This strategy includes increasing the number and productivity of field sales consultants, as well as using our customer database to focus our marketing efforts.
•	Leverage our value-added products and services. We intend to increase cross-selling efforts for key product lines. In the dental business, we have significant cross-selling opportunities between our dental practice management software users and our dental distribution customers. In the medical business, we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales to medical distribution customers, as well as cross-selling core products with these key products.
•	Pursue strategic acquisitions and joint ventures. Our acquisition strategy includes acquiring entities with businesses complementary to ours that will provide, among other things, additional sales to be channeled through our existing distribution infrastructure, access to additional product lines and networks of field sales consultants and an opportunity to further expand internationally.
Markets Served
     Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services. Between 2005 and 2015, the 45 and older population is expected to grow by approximately 19%. Between 2005 and 2025, this age group is expected to grow by approximately 33%. This compares with expected total U.S. population growth rates of 9% between 2005 and 2015 and 18% between 2005 and 2025.
     In the dental industry, there is predicted to be an attendant rise in oral healthcare expenditures as this segment of the population increases. Cosmetic dentistry is another growing aspect of dental practices as new technologies allow dentists to offer cosmetic solutions patients seek. At the same time, there is an increase in dental insurance coverage. Approximately 55% of the U.S. population now has some form of dental coverage, up from 47% in 1995.
     We support our dental professionals through the many Stock Keeping Units we offer, as well as through important value-added services, including practice management software, electronic claims processing, financial services and continuing education, all designed to help maximize a practitioner’s efficiency.
     There continues to be a migration of procedures from acute-care settings to physicians’ offices, a trend that provides additional opportunities for us. There is also the continuing use of vaccines, injectables and other pharmaceuticals in alternate-care settings. We believe we have established a leading position as a vaccine supplier to the office-based physician practitioner.
     We believe our international group is a leading European healthcare supplier servicing office-based dental, medical and veterinary practices. We are in the process of replicating our U.S. infrastructure across Europe. Additionally, we are expanding our dental full-service model throughout Europe and our medical offerings in countries where opportunities exist. Through our “Schein Direct” program, we have the capability to provide door-to-door air package delivery to practitioners in over 200 countries around the world.
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
     Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products); purchasing patterns of office-based healthcare practitioners; and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:
•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of functions of our technology-related products and services;

•	establishing or maintaining business relationships;

•	consummating the sale of our Hospital Supply Business;

•	changes in accounting principles; and

•	product availability or recalls by manufacturers.
     Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet market expectations, our stock price may decline.
Governmental Regulations
     Our business is subject to requirements under various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices. Among the federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, the Prescription Drug Marketing Act of 1987 and the Safe Medical Devices Act of 1990, as amended, and comparable foreign regulations.
     The Federal Food, Drug, and Cosmetic Act generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce.
     The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services and be licensed by each state in which they conduct business, and act in accordance with federally established guidelines on storage, handling and record maintenance. The Safe Medical Devices Act, which also amended the Federal Food, Drug and Cosmetic Act, imposes certain reporting and record-keeping requirements in the event of incidents involving serious injury, illness or death caused by a medical device distributed by us.
     Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain a registration annually from the Attorney General in accordance with specified rules and regulations and are subject to inspection by the Drug Enforcement Administration acting on behalf of the Attorney General. We are required to maintain licenses and permits for the distribution of pharmaceutical products and medical devices under the laws of the states in which we operate. Our customers are also subject to significant governmental regulation.
     Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, United States Food and Drug Administration, the Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices, or own pharmacy operations.
     Certain of our businesses are subject to federal and state health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Such laws prohibit, among other things, persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient or ordering or purchasing of items or services which are paid for by government health care programs. Certain of our businesses also maintain contracts with the federal government and are subject to certain regulatory requirements relating to government contractors.
     Certain of our businesses are subject to various additional federal, state and local laws and regulations, including with respect to the sale, transportation, handling and disposal of hazardous or potentially hazardous substances. In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the supply channel. For example, Florida and other states are implementing pedigree requirements that require drugs to be accompanied by paperwork tracing drugs back to the manufacturers. In addition, United States and international import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products. Certain of our businesses may also be subject to federal and state requirements relating to the protection and privacy of health or other personal information.
     While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business, there can be no assurance that regulations that impact our business or customers’ practices will not have a material adverse impact on our business.
Proprietary Rights
     We hold trademarks relating to the “Henry Schein” name and logo, as well as certain other trademarks. Pursuant to agreements executed in connection with our reorganization in 1994, both Henry Schein, Inc., and Schein Pharmaceutical, Inc. (which was acquired by Watson Pharmaceuticals, Inc. in 2000), a company previously engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the “Schein” name in connection with their respective businesses, but Schein Pharmaceutical, Inc. is not entitled to use the name “Henry Schein”. We intend to protect our trademarks to the fullest extent practicable.
Employees
     As of December 31, 2005, we employed nearly 11,000 full-time employees, including approximately 1,300 telesales representatives, 2,200 field sales consultants, including equipment sales specialists, 1,825 warehouse employees, 425 computer programmers and technicians, 975 management employees and 4,025 office, clerical and administrative employees. Approximately 479 or 4.4% of our employees were subject to collective bargaining agreements. We believe that our relations with our employees are good.
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

     The above information is also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or obtainable by calling the SEC at (800) 732-0330. In addition, the SEC maintains an Internet website at www.sec.gov, where the above information can be viewed.
     Our principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and our telephone number is (631) 843-5500. Unless the context specifically requires otherwise, the terms the “Company,” “Henry Schein,” “we,” “us” and “our” mean Henry Schein, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Officers of the Registrant
     The following table sets forth certain information regarding our executive officers:

Name	Age	Position
Stanley M. Bergman	56	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	53	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	52	President, Chief Operating Officer, Director
Leonard A. David	57	Senior Vice President, Chief Compliance Officer
Stanley Komaroff	70	Senior Advisor
Mark E. Mlotek	50	Executive Vice President, Corporate Business Development, Director
Steven Paladino	48	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	51	President, Medical Group
Michael Zack	53	President, International Group
     Stanley M. Bergman has been our Chairman and Chief Executive Officer since 1989 and a Director since 1982. Mr. Bergman held the position of President from 1989 to 2005. Mr. Bergman held the position of Executive Vice President from 1985 to 1989 and Vice President of Finance and Administration from 1980 to 1985. Mr. Bergman is a certified public accountant.
     Gerald A. Benjamin has been our Executive Vice President and Chief Administrative Officer since 2000 and has been a Director since 1994. Prior to holding his current position, Mr. Benjamin was Senior Vice President of Administration and Customer Satisfaction since 1993. Mr. Benjamin was Vice President of Distribution Operations from 1990 to 1992 and Director of Materials Management from 1988 to 1990. Before joining us in 1988, Mr. Benjamin was employed for 13 years in various management positions at Estée Lauder, Inc., where his last position was Director of Materials Planning and Control.
     James P. Breslawski has been our President and Chief Operating Officer since May 2005 and a Director since 1990. Mr. Breslawski held the position of Executive Vice President and President of U.S. Dental from 1990 to April 2005, with primary responsibility for the U.S. Dental Group. Between 1980 and 1990, Mr. Breslawski held various positions with us, including Chief Financial Officer, Vice President of Finance and Administration and Corporate Controller. Mr. Breslawski is a certified public accountant.
     Leonard A. David has been our Senior Vice President and Chief Compliance Officer since March 2006. Mr. David held the position of Vice President and Chief Compliance Officer from March 2005 to March 2006. Mr. David held the position of Vice President of Human Resources and Special Counsel from 1995 to February 2005. Mr. David held the position of Vice President, General Counsel and Secretary from 1990 to 1995 and practiced corporate and business law for eight years prior to joining us.
     Stanley Komaroff has been Senior Advisor since 2003. Prior to joining us, Mr. Komaroff was a partner for 35 years in the law firm of Proskauer Rose LLP, counsel to us. He served as Chairman of that firm from 1991 to 1999.
     Mark E. Mlotek has been Executive Vice President since 2004 and was Senior Vice President of Corporate Business Development from 2000 to 2004. Prior to that, Mr. Mlotek was Vice President, General Counsel and Secretary from 1994 to 1999, and became a Director in 1995. Prior to joining us, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

     Steven Paladino has been our Executive Vice President and Chief Financial Officer since 2000. Prior to holding his current position, Mr. Paladino was Senior Vice President and Chief Financial Officer from 1993 to 2000 and has been a Director since 1992. From 1990 to 1992, Mr. Paladino served as Vice President and Treasurer and from 1987 to 1990 served as Corporate Controller. Before joining us, Mr. Paladino was employed as a public accountant for seven years, most recently with BDO Seidman, LLP. Mr. Paladino is a certified public accountant.
     Michael Racioppi has been President of our Medical Group since 2000 and Interim President since 1999. Prior to holding his current position, Mr. Racioppi was Vice President from 1994 to 1999, with primary responsibility for the Medical Division and the marketing and merchandising groups. Mr. Racioppi served as Vice President and as Senior Director, Corporate Merchandising from 1992 to 1994. Before joining us in 1992, Mr. Racioppi was employed by Ketchum Distributors, Inc. as the Vice President of Purchasing and Marketing.
     Michael Zack has been President of our International Group since March 2006. Mr. Zack held the position of Senior Vice President of our International Group from 1989 to March 2006. Mr. Zack was employed by Polymer Technology (a subsidiary of Bausch & Lomb) as Vice President of International Operations from 1984 to 1989 and by Gruenenthal GmbH as Manager of International Subsidiaries from 1975 to 1984.

ITEM 1A. Risk Factors
The healthcare products distribution industry is highly competitive, and we may not be able to compete successfully.
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
     The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences. In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; pressures relating to potential healthcare reform; trends toward managed care; consolidation of healthcare distribution companies; collective purchasing arrangements among office-based healthcare practitioners; and changes in reimbursements to customers. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected. In addition, the enactment of any significant healthcare reforms could have a material adverse effect on our business.
We must comply with government regulations governing the distribution of pharmaceuticals and medical devices, and additional regulations could negatively affect our business.
     Our business is subject to requirements under various local, state, federal and international governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices. Among the federal laws with which we must comply are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, the Prescription Drug Marketing Act of 1987 and the Safe Medical Devices Act of 1990, as amended. Such laws:
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

     Applicable federal and state laws and regulations may also require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product supply tracking to the manufacturer of the product, personnel, privacy of health or other personal information, and the importation and exportation of products. Our business is also subject to requirements of foreign governmental laws and regulations affecting our operations abroad.
     The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations could negatively affect our business. There can be no assurance that current or future United States or foreign government regulations will not adversely affect our business. The costs to us associated with complying with the various applicable federal and state statutes and regulations, as they now exist and as they may be modified, could be material. Allegations by a state or the federal government that we have not complied with these laws could have a material adverse impact on our businesses. If it is determined that we have not complied with these laws, or if we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses or our ability to participate in federal and state healthcare programs. Any of the foregoing could have a material adverse impact on our businesses. We believe that the healthcare services industry will continue to be subject to extensive regulation at the federal, state, and local levels and that we have adequate compliance programs and controls to ensure compliance with the laws and regulations.
If we fail to comply with laws and regulations in respect of healthcare fraud, we could suffer penalties or be required to make significant changes to our operations.
     We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting government healthcare programs. Our relationships with pharmaceutical manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or for inducing the ordering or purchasing of items or services that are in any way paid for by government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under government healthcare programs. While we believe that we are substantially compliant with all applicable laws, many of the regulations applicable to us are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in federal and state healthcare programs.
Our international operations are subject to inherent risks that could adversely affect our operating results.
     International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition. The risks that our international operations are subject to include:
•	difficulties and costs relating to staffing and managing foreign operations;
•	difficulties in establishing channels of distribution;
•	fluctuations in the value of foreign currencies;
•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;
•	repatriation of cash from our foreign operations to the United States;
•	regulatory requirements;

•	unexpected difficulties in importing or exporting our products;
•	imposition of import/export duties, quotas, sanctions or penalties; and
•	unexpected regulatory, economic and political changes in foreign markets.
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
     Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:
•	costs of developing new applications and services;
•	costs related to acquisitions and/or integrations of technologies or businesses;
•	timing and amount of sales and marketing expenditures;
•	loss of sales representatives;
•	general economic conditions, as well as those specific to the healthcare industry and related industries;
•	timing of the release of functions of our technology-related products and services;
•	establishing or maintaining business relationships;
•	consummating the sale of our Hospital Supply Business;
•	changes in accounting principles; and
•	product availability or recalls by manufacturers.
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
     Our business involves a risk of product liability and other claims and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. Additionally, we own a majority interest in a company that manufactures dental implants and we are subject to the potential risk of product liability or other claims relating to the manufacture of products by that entity. One of the potential risks we face in the distribution of our products is liability resulting from counterfeit products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability. We have insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate. Additionally, in many cases we are covered by indemnification from the manufacturer of the product. However, we cannot provide assurance that the coverage maintained by us is sufficient to cover future claims, that it will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide adequate protection for us. A successful claim brought against us in excess of available insurance or indemnification, or any claim that results in significant adverse publicity against us, could harm our business.
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
     Shipping is a significant expense in the operation of our business. We ship almost all of our U.S. orders through United Parcel Service, Inc. and other delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.
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
     The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:
•	the publication of earnings estimates or other research reports and speculation in the press or investment community;
•	changes in our industry and competitors;
•	our financial condition, results of operations and cash flows and prospects;
•	any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time;
•	the dilutive impact of convertible debt on our earnings per share;
•	general market and economic conditions; and
•	any outbreak or escalation of hostilities in areas we do business.
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
Tax legislation initiatives could adversely affect the Company’s net earnings and tax liabilities.
     We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could adversely affect our tax positions. There can be no assurance that our effective tax rate will not be adversely affected by these initiatives. In addition, tax laws and regulations are extremely complex and subject to varying interpretations. Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.
Item 1B. Unresolved Staff Comments
     We have no unresolved comments from the staff of the United States Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2005 fiscal year.

ITEM 2. Properties
We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Administrative Office (1)	Pelham, NY	Lease	108,000	July 2007
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2011
Distribution Center	Denver, PA	Lease	614,000	February 2013
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Indianapolis, IN	Lease	144,000	June 2009
Distribution Center	Grapevine, TX	Lease	187,000	July 2008
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center (2)	Secaucus, NJ	Lease	192,000	December 2008
Distribution Center	Jacksonville, FL	Lease	212,000	June 2013
Distribution Center	Niagara on the Lake, Canada	Lease	94,000	September 2016
Distribution Center	Sparks, NV	Lease	271,000	March 2011
Distribution Center	Gillingham, United Kingdom	Lease	103,000	April 2010

(1)	We are subletting 66,500 square feet of this facility through July 2007 to a third-party.

(2)	This facility relates to our Hospital Supply Business, which was classified as a discontinued operation in 2005.
     The properties listed in the table above are our principal properties primarily used by our healthcare distribution segment. In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Canada, France, Germany, the Netherlands, Belgium, Luxembourg, Switzerland, Spain, Austria, the Czech Republic, Israel, Italy, Ireland, Portugal, the United Kingdom, Australia and New Zealand. We also are planning to build and occupy a new distribution center in France in 2006.
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
     As of December 31, 2005, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of December 31, 2005, we were a defendant in approximately 42 product liability cases. We have obtained defense and indemnification commitments from the manufacturer in many of these cases. The manufacturer has withheld indemnification commitments in some of these cases pending product identification. In our opinion, these cases are covered by insurance or will not otherwise seriously harm our financial condition.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2005.

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
     Our common stock is quoted through the National Market tier of the NASDAQ Stock Market (“NASDAQ”) under the symbol HSIC. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on the NASDAQ for each quarterly period in fiscal 2005 and 2004:

	High	Low
Fiscal 2005:
1st Quarter	$40.50	$32.70
2nd Quarter	42.39	35.66
3rd Quarter	44.13	40.06
4th Quarter	45.93	38.08

Fiscal 2004:
1st Quarter	$37.01	$32.96
2nd Quarter	39.72	30.99
3rd Quarter	34.01	29.92
4th Quarter	35.21	28.08
     On February 27, 2006, there were approximately 624 holders of record of our common stock and the last reported sales price was $46.82.

Purchases of Equity Securities by the Issuer
     Our current share repurchase program, announced on June 21, 2004, previously allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of shares outstanding at the commencement of the program. On October 31, 2005, our board authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. As of December 31, 2005, we had repurchased $88.5 million or 2,518,110 shares under this initiative, with $111.5 million remaining.
     The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 31, 2005:

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Announced Program	Our Program (2)
09/25/05 through 10/29/05	179,300	$41.09	179,300	759,790
10/30/05 through 11/26/05	452,700	39.30	452,700	2,576,279
11/27/05 through 12/31/05	—	—	—	2,554,436

Total	632,000	$39.81	632,000

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.
Dividend Policy
     We have not declared any cash dividends on our common stock during fiscal years 2005 or 2004. We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. The agreements governing our Senior Notes limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock.) As of December 31, 2005, the amount of retained earnings free of restrictions was $412.3 million.

ITEM 6. Selected Financial Data
     The following selected financial data, with respect to our financial position and results of operations for each of the five years in the period ended December 31, 2005, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto. The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 31,	December 25,	December 27,	December 28,	December 29,
	2005	2004 (1)	2003 (1)	2002 (1)	2001 (1)
		(in thousands, except per share data)
Income Statement Data:
Net sales	$4,635,929	$3,898,485	$3,194,031	$2,675,645	$2,413,050
Gross profit	1,316,936	1,054,465	908,163	771,538	680,919
Selling, general and administrative expenses (2)	1,035,848	844,715	675,867	581,685	537,878
Operating income	281,088	209,750	232,296	189,853	143,041
Other expense, net	(16,534)	(11,121)	(8,973)	(6,933)	(7,640)
Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	264,554	198,629	223,323	182,920	135,401
Income taxes from continuing operations	(97,002)	(73,506)	(83,373)	(67,281)	(49,925)
Minority interest in net income of subsidiaries	(5,991)	(1,486)	(2,807)	(2,591)	(1,462)
Equity in earnings of affiliates	827	1,699	931	659	414
Income from continuing operations	162,388	125,336	138,074	113,707	84,428
Income (loss) from discontinued operations, net of tax (3)	(11,062)	2,847	(564)	4,280	2,945
Net income	$151,326	$128,183	$137,510	$117,987	$87,373

Earnings from continuing operations per share:
Basic	$1.87	$1.44	$1.58	$1.31	$1.00
Diluted	1.82	1.40	1.53	1.27	0.97

Earnings (loss) from discontinued operations per share:
Basic	$(0.13)	$0.03	$(0.01)	$0.05	$0.03
Diluted	(0.12)	0.03	0.00	0.04	0.03

Earnings per share:
Basic	$1.74	$1.47	$1.57	$1.36	$1.03
Diluted	1.70	1.43	1.53	1.31	1.00

Weighted-average common shares outstanding:
Basic	87,006	87,253	87,417	86,978	84,732
Diluted	89,187	89,462	89,975	89,744	87,090

	Years ended
	December 31,	December 25,	December 27,	December 28,	December 29,
	2005	2004 (1)	2003 (1)	2002 (1)	2001 (1)
			(in thousands)
Net Sales by Market Data:
Healthcare Distribution (4):
Dental (5)	$1,896,643	$1,602,457	$1,364,812	$1,227,273	$1,121,394
Medical (6)	1,394,121	1,284,279	1,178,310	944,600	837,376
International (7)	1,256,910	928,207	576,628	437,046	398,071

Total Healthcare Distribution	4,547,674	3,814,943	3,119,750	2,608,919	2,356,841
Technology (8)	88,255	83,542	74,281	66,726	56,209

Total	$4,635,929	$3,898,485	$3,194,031	$2,675,645	$2,413,050

	As of
	December 31,	December 25,	December 27,	December 28,	December 29,
	2005	2004	2003	2002	2001
			(in thousands)
Balance Sheet data:
Total assets	$2,583,120	$2,433,670	$1,819,370	$1,558,052	$1,385,428
Long-term debt	489,520	525,682	247,100	242,561	242,169
Minority interest	12,353	12,438	11,532	6,748	6,786
Stockholders’ equity	1,229,544	1,106,053	1,004,118	861,217	680,457

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	During 2004, we recorded a $13.2 million pre-tax ($8.4 million post-tax) charge related to the Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron would be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the year ended December 25, 2004 was $(0.10).

(3)	In the third quarter of 2005, we reached a decision to divest our Hospital Supply business, which is a component of our healthcare distribution business. This decision resulted in the recording of an impairment charge of our long-lived assets of approximately $7.0 million, net of tax, or $(0.08) per diluted share for fiscal 2005.

In the third quarter of 2003, we sold PMA Bode GmbH, an x-ray film distribution business located in Germany, which was a component of our healthcare distribution business. This sale resulted in a loss of $2.0 million, net of tax, or $(0.02) per diluted share. Due to immateriality, we have not reflected the operating results, other than the loss on sale, of PMA Bode separately as a discontinued operation for any of the periods presented. This was partially offset by the Hospital discontinued operation discussed above.

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
     Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: competitive factors; changes in the healthcare industry; changes in government regulations that affect us; financial risks associated with our international operations; fluctuations in quarterly earnings; our dependence on third parties for the manufacture and supply of our products; transitional challenges associated with acquisitions; regulatory and litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence upon sales personnel and key customers; our dependence on our senior management; possible increases in the cost of shipping our products or other service trouble with our third-party shippers; risks from rapid technological change; risks from potential increases in variable interest rates; financial risks associated with acquisitions; possible volatility of the market price of our common stock; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation that affect us. The order in which these factors appear should not be construed to indicate their relative importance or priority.
     We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no duty and have no obligation to update forward-looking statements.
Recent Developments
     During the third quarter ended September 24, 2005, we reached a decision to divest our hospital supply business (“Hospital Supply Business”) which is a component of our healthcare distribution business. The primary reason for this decision was that the Hospital Supply Business does not focus on our core customer, namely the office-based practitioner, and therefore provides little or no synergies with our core operations.
     We have classified the operating results of the Hospital Supply Business as a discontinued operation in the accompanying consolidated statements of income for all periods presented. In connection with this divestiture, we assessed our long-lived assets for impairment, which resulted in us recording in the third quarter an impairment charge of $11.9 million ($7.0 million after-tax) for the full write-down of all long-lived assets, including goodwill of $4.6 million.
     On March 6, 2006, we entered into an agreement to sell substantially all of the assets of our Hospital Supply Business, as well as our extended care business the results of which are not material. The purchase price is $40.0 million, with $29.5 million due at closing and $10.5 million due 90 days after closing, subject to certain post-closing contingent payments by us described below. The closing is conditioned upon the buyer obtaining financing and our entering into a transition services agreement with the buyer, as well as other customary closing conditions. Based on this sale agreement, we expect to record a loss on disposal, net of tax, of between $21.0 million and $24.0 million or $0.24 and $0.27 per diluted share, at the time of closing, which will be presented as part of the results from discontinued operations.
     We agreed to make payments to the buyer, up to a maximum of $13.0 million, contingent upon the collection of specified accounts receivable within one year and contingent upon the maintenance of a specified level of aggregate sales of the Hospital Supply Business during the two-year post-closing period. Any payments made in connection with these contingencies will be presented as part of the results from discontinued operations.
Executive Level Overview
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 500,000 customers worldwide, including dental practices and laboratories, physician practices and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 73 years of experience distributing healthcare products.
     We are headquartered in Melville, New York, employ nearly 11,000 people and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Portugal, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Israel, Australia and New Zealand. We also have an affiliate in Iceland.
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
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including veterinary) and international operating segments. Products distributed consist of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
     Our dental group serves office-based dental practices, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, surgical centers, other alternate-care settings, veterinarian clinics and other institutions throughout the United States. Our international group serves 17 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practices.
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
Industry Consolidation
     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and veterinary markets, was estimated to produce revenues of approximately $21 billion in 2005 in the combined North American and Western and Central European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.
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
     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding approximately 35% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold approximately 50% of the market, and in the European dental market, we estimate that more than 200 competitors hold approximately 80% of the market.
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
Aging Population and Other Market Influences
     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing shifting from hospitals to alternate-care sites, particularly physicians’ offices. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The healthcare market continues to benefit from the increasing growth rate of the population of elderly Americans.
     The January 2000 U.S. Bureau of the Census estimates that the elderly population in the United States will more than double by the year 2040. In 2000, four million Americans were aged 85 or older, the segment of the population most in need of healthcare services. By the year 2040, that number is projected to more than triple to more than 14 million. The population aged 65 to 84 years is projected to more than double in the same time period.
     As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States. The Centers for Medicare and Medicaid Services (CMS) published “National Health Care Expenditures Projections: 2005 – 2015” indicating that total national healthcare spending reached $1.9 trillion in 2004, or 16.0% of the nation’s gross domestic product. Healthcare spending is projected to reach $4.0 trillion in 2015, an estimated 20.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.
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

Results of Operations
     The following table summarizes the significant components of our operating results and cash flows for each of the three years ended December 31, 2005, December 25, 2004 and December 27, 2003 (in thousands):

	Years ended
	December 31,	December 25,	December 27,
	2005	2004 (1)	2003 (1)
Operating Results:
Net sales	$4,635,929	$3,898,485	$3,194,031
Cost of sales	3,318,993	2,844,020	2,285,868

Gross profit	1,316,936	1,054,465	908,163
Operating expenses:
Selling, general and administrative (2)	1,035,848	844,715	675,867

Operating income	$281,088	$209,750	$232,296

Other expense, net	$(16,534)	$(11,121)	$(8,973)
Income from continuing operations	162,388	125,336	138,074
Income (loss) from discontinued operations, net of tax	(11,062)	2,847	(564)
Net income	151,326	128,183	137,510

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	During 2004, we recorded a $13.2 million pre-tax ($8.4 million post-tax) charge related to our Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron would be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the year ended December 25, 2004 was $(0.10).

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Cash Flows:
Net cash provided by operating activities	$265,141	$190,999	$132,510
Net cash used in investing activities	(162,866)	(171,829)	(126,998)
Net cash provided by (used in) financing activities	(38,866)	26,370	(48,375)
2005 Compared to 2004
Net Sales
     Net sales for 2005 and 2004 were as follows (in thousands):

		% of		% of
	2005	Total	2004 (1)	Total
Healthcare distribution (2):
Dental (3)	$1,896,643	40.9%	$1,602,457	41.1%
Medical (4)	1,394,121	30.1	1,284,279	33.0
International (5)	1,256,910	27.1	928,207	23.8

Total healthcare distribution	4,547,674	98.1	3,814,943	97.9
Technology (6)	88,255	1.9	83,542	2.1

Total	$4,635,929	100.0%	$3,898,485	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products and equipment sold in the United States’ medical and veterinary markets.

(5)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(6)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.
     The $737.4 million, or 18.9%, increase in net sales for the year ended December 31, 2005 includes increases of 18.8% local currency growth (8.4% internally generated primarily due to volume growth and 10.4% from acquisitions) and 0.1% related to foreign currency exchange.
     The $294.2 million, or 18.4%, increase in dental net sales for the year ended December 31, 2005 includes increases of 17.9% local currency growth (11.3% internally generated primarily due to increased volume and 6.6% from acquisitions) and 0.5% related to foreign currency exchange. The 17.9% local currency growth was due to dental consumable merchandise sales growth of 15.5% (9.2% internal growth and 6.3% from acquisitions) and dental equipment and service sales growth of 25.7% (18.2% internal growth and 7.5% from acquisitions).
     The $109.8 million, or 8.6%, increase in medical net sales for the year ended December 31, 2005 includes increases of 8.6% local currency growth (7.6% internally generated, of which 4.1% was due to the absence of Fluvirin® influenza vaccine in 2004 as previously discussed, and 1.0% from acquisitions).
     The $328.7 million, or 35.4%, increase in international net sales for the year ended December 31, 2005 includes increases of 35.7% in local currencies (30.9% from acquisitions, primarily of the Demedis Group, and 4.8% internally generated), offset by a 0.3% decline due to foreign currency exchange.
     The $4.7 million, or 5.6%, increase in technology net sales for the year ended December 31, 2005 includes increases of 5.4% in local currency growth and 0.2% due to foreign currency exchange. The increase was driven by growth in electronic service, financial services and support/maintenance revenue.
Gross Profit
     Gross profit and gross margins for 2005 and 2004 by segment and in total were as follows (in thousands):

		Gross		Gross
	2005	Margin %	2004 (1)	Margin %
Healthcare distribution	$1,249,836	27.5%	$992,537	26.0%
Technology	67,100	76.0	61,928	74.1

Total	$1,316,936	28.4	$1,054,465	27.0

(1)	Adjusted to reflect the effects of discontinued operations.
     Gross profit increased $262.5 million, or 24.9%, for the year ended December 31, 2005 compared to the prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $257.3 million, or 25.9%, for the year ended December 31, 2005 compared to the prior year period. Healthcare distribution gross profit margin increased to 27.5% for the year ended December 31, 2005 from 26.0% for the comparable prior year period, primarily due to the absence of Fluvirin® influenza vaccine in 2004 as previously discussed. These increases reflect a focus on margin improvement, including the shedding of certain lower margin pharmaceutical products by our medical business.
     Technology gross profit increased $5.2 million, or 8.4%, for the year ended December 31, 2005 compared to the prior year period. Technology gross profit margin increased to 76.0% for the year ended December 31, 2005 from 74.1% for the comparable prior year period, primarily due to a change in sales mix reflecting a larger percentage of higher margin electronic and financial services sales and other cost improvements, largely in support.
Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for 2005 and 2004 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2005	Net Sales	2004 (1)	Net Sales
Healthcare distribution	$1,002,233	22.0%	$813,285	21.3%
Technology	33,615	38.1	31,430	37.6

Total	$1,035,848	22.3	$844,715	21.7

1) Adjusted to reflect the effects of discontinued operations.
     Selling, general and administrative expenses increased by $191.1 million, or 22.6%, for the year ended December 31, 2005 compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 22.3% from 21.7% for the comparable prior year period. This increase of 0.6% was primarily due to payroll and other expenses related to recent acquisitions, partially offset by the absence of the 2004 $13.2 million charge related to Fluvirin®, as previously discussed.
     As a component of total selling, general and administrative expenses, selling expenses increased $123.0 million, or 23.5%, for the year ended December 31, 2005 from the prior year period. The increase was primarily due to payroll and other expenses related to recent acquisitions. As a percentage of net sales, selling expenses increased to 14.0% from 13.4% for the comparable prior year period.
     As a component of total selling, general and administrative expenses, general and administrative expenses increased $68.1 million, or 21.2%, for the year ended December 31, 2005 from the prior year period. As a percentage of net sales, general and administrative expenses increased to 8.4% from 8.2% for the comparable prior year period primarily due to payroll and other expenses related to recent acquisitions, partially offset by the absence of the 2004 $13.2 million charge related to Fluvirin®, as previously discussed.
Other Expense, Net
     Other expense, net for the years ended 2005 and 2004 was as follows (in thousands):

	2005	2004 (1)
Interest income	$7,315	$6,110
Interest expense	(25,508)	(17,596)
Other, net	1,659	365

Other expense, net	$(16,534)	$(11,121)

(1)	Adjusted to reflect the effects of discontinued ofperations.

     Other expense, net increased $5.4 million to $16.5 million for the year ended December 31, 2005 from the comparable prior year period. This increase was primarily due to increased interest expense related to the costs of financing acquisitions along with increased interest rates, partially offset by an increase in interest income.
Income Taxes
     For the year ended December 31, 2005, our effective tax rate from continuing operations was 36.7% compared to 37.0% for the prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily relates to state income taxes.
Income (Loss) from Discontinued Operations
     During the year ended December 31, 2005, we recognized a $11.1 million loss, net of tax, related to discontinued operations (refer to Note 6 in the accompanying financial statements for further discussion).
Net Income
     Net income increased $23.1 million, or 18.1%, for the year ended December 31, 2005 compared to the prior year period. In 2005, net income includes an impairment charge related to long-lived assets of discontinued operations of $7.0 million, net of tax. In 2004, net income includes a charge of $8.4 million, net of tax, related to Chiron Fluvirin®.
2004 Compared to 2003
Net Sales
     Net sales for 2004 and 2003 were as follows (in thousands):

		% of		% of
	2004 (1)	Total	2003 (1)	Total
Healthcare distribution (2):
Dental (3)	$1,602,457	41.1%	$1,364,812	42.7%
Medical (4)	1,284,279	33.0	1,178,310	36.9
International (5)	928,207	23.8	576,628	18.1

Total healthcare distribution	3,814,943	97.9	3,119,750	97.7
Technology (6)	83,542	2.1	74,281	2.3

Total	$3,898,485	100.0%	$3,194,031	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products and equipment sold in the United States medical and veterinary markets.

(5)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(6)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.
     The $704.5 million, or 22.1%, increase in net sales for the year ended December 25, 2004 includes increases of 19.9% local currency growth (7.9% internally generated primarily due to volume growth and 12.0% from acquisitions) and 2.2% related to foreign currency exchange.

     The $237.6 million, or 17.4%, increase in dental net sales for the year ended December 25, 2004 includes increases of 16.9% local currency growth (14.1% internally generated primarily due to volume growth and 2.8% from acquisitions) and 0.5% related to foreign currency exchange. The 16.9% local currency growth was due to dental consumable merchandise sales growth of 16.0% (13.6% internal growth, of which 6.3% related to sales of the Colgate and Pentron product lines and 2.4% from acquisitions) and dental equipment and service sales growth of 20.1% (16.6% internal growth and 3.5% from acquisitions). We expect that the Colgate and Pentron product lines, introduced through distribution agreements executed in 2004, will continue to contribute to our overall increase in dental net sales.
     The $106.0 million, or 9.0%, increase in medical net sales for the year ended December 25, 2004 includes increases of 1.0% internally generated and 8.0% from acquisitions (accounting for an increase of $96.8 million). Additionally, medical sales were affected by the absence of Fluvirin® influenza vaccines in 2004, as previously discussed.
     The $351.6 million, or 61.0%, increase in international net sales for the year ended December 25, 2004 includes increases of 50.0% in local currencies (43.5% from acquisitions and 6.5% internally generated primarily due to volume growth) and 11.0% due to foreign currency exchange. The increase was primarily due to our acquisition of the Demedis Group.
     The $9.3 million, or 12.5%, increase in technology net sales for the year ended December 25, 2004 includes increases of 10.4% internal growth, 1.9% acquisition growth and 0.2% due to foreign currency exchange. The increase was primarily due to growth of our value-added products, including software products and related services.
Gross Profit
     Gross profit and gross margins for 2004 and 2003 by segment and in total were as follows (in thousands):

		Gross		Gross
	2004 (1)	Margin %	2003 (1)	Margin %
Healthcare distribution	$992,537	26.0%	$851,468	27.3%
Technology	61,928	74.1	56,695	76.3

Total	$1,054,465	27.0	$908,163	28.4

(1)	Adjusted to reflect the effects of discontinued operations.
     Gross profit increased $146.3 million, or 16.1%, for the year ended December 25, 2004 compared to the prior year period.
     Healthcare distribution gross profit increased $141.1 million, or 16.6%, for the year ended December 25, 2004 compared to the prior year period. Healthcare distribution gross profit margin decreased to 26.0% for the year ended December 25, 2004 from 27.3% for the comparable prior year period, primarily due to the absence of Fluvirin® influenza vaccine in 2004 as previously discussed.
     Technology gross profit increased $5.2 million, or 9.2%, for the year ended December 25, 2004 compared to the prior year period. Technology gross profit margin decreased to 74.1% for the year ended December 25, 2004 from 76.3% for the comparable prior year period, primarily due to changes in sales mix and increased investment in support services.

Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for 2004 and 2003 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2004 (1)	Net Sales	2003 (1)	Net Sales
Healthcare distribution	$813,285	21.3%	$647,862	20.8%
Technology	31,430	37.6	28,005	37.7

Total	$844,715	21.7	$675,867	21.2

(1)	Adjusted to reflect the effects of discontinued operations.
     Selling, general and administrative expenses increased by $168.8 million, or 25.0%, for the year ended December 25, 2004 compared to the prior year period. As a percentage of sales, selling, general and administrative expenses increased to 21.7% from 21.2% for the comparable prior year period. This increase of 0.5% was due to a $13.2 million charge related to Fluvirin®, as previously discussed (which accounted for 0.4% of the increase) and the overall growth in our business (which accounted for 0.1% of the increase).
     As a component of total selling, general and administrative expenses, selling expenses increased $98.2 million, or 23.1%, for the year ended December 25, 2004 from the prior year period. The increase was primarily due to an increase in payroll expenses as a percentage of our net sales. As a percentage of net sales, selling expenses increased to 13.4% from 13.3% for the comparable prior year period.
     As a component of total selling, general and administrative expenses, general and administrative expenses increased $70.6 million, or 28.2%, for the year ended December 25, 2004 from the prior year period. As a percentage of net sales, general and administrative expenses increased to 8.2% from 7.8% for the comparable prior year period primarily for the reasons stated above.
Other Expense, Net
     Other expense, net for 2004 and 2003 was as follows (in thousands):

	2004 (1)	2003 (1)
Interest income	$6,110	$6,410
Interest expense	(17,596)	(17,004)
Other, net	365	1,621

Other expense, net	$(11,121)	$(8,973)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other expense, net increased $2.1 million to $11.1 million for the year ended December 25, 2004 from the comparable prior year period. The $300 thousand decrease in interest income was primarily due to lower invested surplus cash balances over the year. The $592 thousand increase in interest expense was primarily due to our convertible debt issued in 2004, partially offset by lower interest rates in 2004 due to interest rate swap agreements entered into in late 2003. Other, net decreased by $1.3 million, primarily due to a $726 thousand non-recurring real estate related gain and $517 thousand of foreign currency net gains recognized in the prior year.

Income Taxes
     For the year ended December 25, 2004, our effective tax rate from continuing operations was 37.0% compared to 37.4% for the prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily relates to state income taxes.
Income (Loss) from Discontinued Operations
     During the year ended December 27, 2003, we recognized a $2.0 million loss on sale, net of tax, of a discontinued operation, in addition to the presentation of our Hospital Supply Business as part of discontinued operations for all periods presented (refer to Note 6 in the accompanying financial statements for further discussion).
Net Income
     Net income decreased $9.3 million, or 6.8%, for the year ended December 25, 2004 compared to the prior year period. A charge of $8.4 million, net of tax, related to Chiron Fluvirin® was included in 2004 net income. A real estate transaction gain of $454 thousand, net of tax, and a net loss on the sale of a discontinued operation of $2.0 million are included in 2003 net income.
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
     We finance our business primarily through cash generated from our operations, revolving credit facilities, private placement debt and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for, and supply by our vendors of, our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain consistent in the foreseeable future. We do not expect the loss of cash flows from discontinued operations to have a material impact on our future liquidity or capital resources.
     Net cash flow provided by operating activities was $265.1 million for the year ended December 31, 2005 compared to $191.0 million for the comparable prior-year period. This net change of $74.1 million was due primarily to our increased sales and profit and our management of working capital.
     Net cash used in investing activities was $162.9 million for the year ended December 31, 2005 compared to $171.8 million for the comparable prior year period. The net change of $8.9 million was primarily due to a combination of items including lower payments for business acquisitions and net cash receipts from the settlements of foreign exchange contracts, partially offset by increased capital expenditures and investments. We expect to invest approximately $67.0 million during fiscal year 2006 in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate certain operations. Approximately $12.3 million of such expected capital expenditures relate to a new distribution center in France.
     Net cash used in financing activities was $38.9 million for the year ended December 31, 2005 compared to net cash provided by financing activities of $26.4 million for the prior-year period. The net change of $65.3 million was primarily due to the issuance of convertible debt in the prior year, partially offset by repayments of debt acquired through acquisitions in the prior year, as well as reduced repurchases of common stock in 2005.

     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 31,	December 25,
	2005	2004
Cash and cash equivalents	$254,498	$186,621
Available-for-sale securities	80,195	—
Working capital	860,295	736,844

Debt:
Bank credit lines	$2,093	$5,969
Current maturities of long-term debt	33,013	3,906
Long-term debt	489,520	525,682

Total debt	$524,626	$535,557

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
     Our accounts receivable days sales outstanding from continuing operations improved to 41.8 days as of December 31, 2005 from 42.8 days as of December 25, 2004. Our inventory turns from continuing operations increased to 7.0 as of December 31, 2005 from 6.8 as of December 25, 2004. We anticipate future increases in our working capital requirements as a result of continuing sales growth.
     The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 5.0%), as well as lease obligations and inventory purchase commitments as of December 31, 2005:

	Payments due by period (in thousands)
	< 1 year	1 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Inventory purchase commitments	$305,801	$462,575	$387,688	$900,888	$2,056,952
Long-term debt, including interest	51,784	88,444	62,933	398,890	602,051
Operating lease obligations	43,192	64,807	36,944	61,473	206,416
Capital lease obligations, including interest	6,627	3,566	2,179	5,601	17,973
Capital expenditures	12,000	284	—	—	12,284
Interest rate swap agreements	3,135	4,841	1,480	—	9,456

Total	$422,539	$624,517	$491,224	$1,366,852	$2,905,132

     We have obligations to purchase influenza vaccine from GlaxoSmithKline Biologicals (formerly ID Biomedical Corporation) through 2014 which require us to pay an amount per dose based on the prevailing market price in each respective year. Although there are uncertainties surrounding their pending FDA approval to distribute influenza vaccine in the United States for the 2006/2007 influenza season, we have included this purchase obligation in the above table based on current market prices.

     In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year, which commenced on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $46.34 per share, under the following circumstances:
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
     Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $300.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy the cash portion of our conversion obligation. We also will pay contingent interest during any six-month interest period beginning August 20, 2010 if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.
     Our $130.0 million senior notes come due on June 30, 2009 and bear interest at a fixed rate of 6.94% per annum. Beginning September 25, 2006, principal payments totaling $20.0 million are due annually on our $100.0 million senior notes which bear interest at a fixed rate of 6.66% per annum. Interest on both notes is payable semi-annually.
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. For the year ended December 31, 2005, the weighted-average variable interest rate was 6.29%. This weighted-average variable interest rate comprises LIBOR plus a spread and resets on the interest due dates for such senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility, which expires in May 2010, replaced our previous revolving credit facility of $200.0 million, which was scheduled to expire in May 2006. As of December 31, 2005, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004, we announced that our Board of Directors had authorized a common stock repurchase program. This program previously allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. On October 31, 2005, our board authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. As of December 31, 2005, we had repurchased $88.5 million or 2,518,110 shares under this initiative, with $111.5 million remaining.

     Some minority shareholders in certain of our subsidiaries have the right at certain times to require us to acquire their ownership interest in those entities at a price that approximates fair value pursuant to a formula price as defined in the agreements. Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We accrue liabilities that may arise from these transactions when we believe the outcome of the contingency is determinable beyond a reasonable doubt.
     We finance our business to provide adequate funding for at least 12 months. Funding requirements are based on forecasted profitability and working capital needs, which, on occasion, may change. Consequently, we may change our funding structure to reflect any new requirements.
     We believe that our cash and cash equivalents, our ability to access private debt markets and public equity markets, and our available funds under existing credit facilities provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.
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
Revenue Recognition
     We generate revenue from the sale of dental, medical and veterinary consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra-revenue adjustments are recorded based upon historical data and are provided for in the period in which the related sales are recognized.

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
     Revenue derived from the sale of equipment is recognized when products are delivered to customers. Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Some equipment sales require minimal installation, which is completed at the time of delivery.
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
Accounts Receivable and Reserves
     The carrying amount of accounts receivable reflects a reserve representing our best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility. Although we believe our judgments, estimates and/or assumptions related to accounts receivable and reserves are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.
Inventory and Reserves
     Inventories consist primarily of finished goods and are valued at the lower of cost or market. Cost is determined primarily by the first-in, first-out method. In performing our lower of cost or market valuation, we consider many factors including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends.
     From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect salability. Although we believe our judgments, estimates and/or assumptions related to inventory and reserves are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.
Goodwill and Other Indefinite-Lived Intangible Assets
     Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment analyses. Such impairment analyses require the comparison of the fair value to the carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.
     We regard our reporting units to be our operating segments (dental, medical (including veterinary), international and technology). Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important, which could trigger an interim impairment review, include:
•	Significant underperformance relative to expected historical or projected future operating results;

•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business; and

•	Significant negative industry or economic trends.
     If we determine through the impairment review process that goodwill or other indefinite-lived intangible assets are impaired, we record an impairment charge in our consolidated statement of income.
Vendor Rebates
     Vendor rebates are included as a reduction to cost of sales and are recognized as they are earned. The factors we consider in estimating vendor rebate accruals include forecasted inventory purchases and sales, in conjunction with vendor rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume. Although we believe our judgments, estimates and/or assumptions related to vendor rebates are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.
Long-Lived Assets
     Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names and customer relationships. When an impairment exists, the related assets are written down to fair value. Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.
Stock-Based Compensation
     Through December 31, 2005, we accounted for stock option awards to employees under the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees.” Under this method, no compensation expense is recorded provided the exercise price is equal to or greater than the quoted market price of the stock at the grant date.
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
     As of January 1, 2006, in connection with our adoption of FAS 123(R) “Share-Based Payment,” (discussed below) stock-based compensation is included in our results of operations. The method and assumptions used to determine the fair value of stock-based compensation under FAS 123(R) are similar to those used under FAS 123.

Recently Issued Accounting Standards
     In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement changes the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement is effective for us beginning January 1, 2006 and applies to all outstanding and unvested stock-based payment awards at the date of adoption.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which discussed the SEC’s interpretation of FAS 123(R) and the related valuation of share-based compensation for public companies. We are assessing the requirements of both FAS 123(R) and SAB 107 and the impact that these pronouncements will have on our consolidated results of operations and earnings per share. We anticipate the adoption of FAS 123(R) will affect our results of operations to an extent similar to that as presented in our FAS 123 pro forma disclosure included in the accompanying audited financial statements.
     In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless impracticable. Previously, APB Opinion No. 20 required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is affected by a change in accounting principle. FAS 154 is effective for us beginning January 1, 2006. When adopted, this Statement could have an impact on prior year consolidated financial statements if we have a change in accounting.
     In June 2005, the FASB ratified EITF Issue 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” This issue attempts to define “conventional convertible debt instrument” to help clarify the appropriate accounting for such instruments. We do not anticipate this issue will have a material effect on our financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other. We attempt to minimize these risks by using interest rate swap agreements and foreign currency forward and swap contracts. These hedging activities provide only limited protection against interest rate and currency exchange risks. Factors that could influence the effectiveness of our programs include volatility of the interest rate and currency markets and availability of hedging instruments. All interest rate swap and foreign currency forward and swap contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure. We do not enter into such contracts for speculative purposes.
Interest Rate Swap Agreements
     We have fixed rate senior notes of $130.0 million at 6.94% and $100.0 million at 6.66%. During 2003, we entered into interest rate swap agreements to exchange these fixed interest rates for variable interest rates. The variable rates are comprised of LIBOR plus the spreads and reset on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.4 million.
     As of December 31, 2005, the fair value of our interest rate swap agreements recorded in other non-current liabilities was $7.4 million, which represented the amount that would be paid upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to non-current assets or liabilities with an offsetting adjustment to the carrying value of the $230.0 million notes as such hedges are deemed fully effective.
Foreign Currency Agreements
     The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs, using primarily foreign currency forward and swap contracts, aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term (i.e., twelve months or less) foreign currency forward and swap contracts to protect against currency exchange risks associated with long-term intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign vendors. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.
     As of December 31, 2005, we had outstanding foreign currency forward and swap contracts with notional amounts of $395.6 million, of which $353.5 million related to intercompany debt and $42.1 million related to the purchase of merchandise from foreign vendors. The contracts hedge currency fluctuations against the U.S. Dollar for Euros ($277.4 million), British Pounds ($38.0 million), Australian Dollars ($8.1 million), Swiss Francs ($1.9 million), Japanese Yen ($394 thousand) and Canadian Dollars ($8.4 million). In addition, our international business entered into hedges against currency fluctuations relative to local functional currencies. The notional amount of such contracts was $61.4 million. A hypothetical 5% change of the value of the U.S. Dollar would change the fair value of our foreign currency exchange agreements by $16.3 million.
     As of December 31, 2005, the fair value of our foreign currency exchange agreements, which expire through December 4, 2006, recorded in other current assets was $4.0 million, as determined by quoted market prices. For the year ended December 31, 2005, we had realized net gains of $4 thousand and unrealized gains of $1.4 million relating to such agreements.

ITEM 8. Financial Statements and Supplementary Data
All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York
     We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 31, 2005 and December 25, 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Henry Schein, Inc. at December 31, 2005 and December 25, 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Henry Schein, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2006 expressed an unqualified opinion.
/s/ BDO SEIDMAN, LLP
New York, New York
February 21, 2006, except for Note 6, which is as of March 6, 2006

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 25,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$254,498	$186,621
Available-for-sale securities	80,195	—
Accounts receivable, net of reserves of $52,308 and $44,852	582,617	554,666
Inventories	505,542	486,494
Deferred income taxes	35,505	28,795
Prepaid expenses and other	126,052	174,167

Total current assets	1,584,409	1,430,743
Property and equipment, net	190,746	176,103
Goodwill	626,869	627,215
Other intangibles, net	123,204	129,285
Investments and other	57,892	70,324

Total assets	$2,583,120	$2,433,670

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$371,392	$367,213
Bank credit lines	2,093	5,969
Current maturities of long-term debt	33,013	3,906
Accrued expenses:
Payroll and related	96,113	89,431
Taxes	65,070	70,970
Other	156,433	156,410

Total current liabilities	724,114	693,899
Long-term debt	489,520	525,682
Deferred income taxes	74,042	66,599
Other liabilities	53,547	28,999

Minority interest	12,353	12,438
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 87,092,238 outstanding on December 31, 2005 and 120,000,000 shares authorized, 86,650,428 outstanding on December 25, 2004	871	867
Additional paid-in capital	472,960	445,573
Retained earnings	735,079	615,265
Accumulated other comprehensive income	21,059	44,785
Deferred compensation	(425)	(437)

Total stockholders’ equity	1,229,544	1,106,053

Total liabilities and stockholders’ equity	$2,583,120	$2,433,670

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Net sales	$4,635,929	$3,898,485	$3,194,031
Cost of sales	3,318,993	2,844,020	2,285,868

Gross profit	1,316,936	1,054,465	908,163
Operating expenses:
Selling, general and administrative	1,035,848	844,715	675,867

Operating income	281,088	209,750	232,296
Other income (expense):
Interest income	7,315	6,110	6,410
Interest expense	(25,508)	(17,596)	(17,004)
Other, net	1,659	365	1,621

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	264,554	198,629	223,323
Income taxes	(97,002)	(73,506)	(83,373)
Minority interest in net income of subsidiaries	(5,991)	(1,486)	(2,807)
Equity in earnings of affiliates	827	1,699	931

Income from continuing operations	162,388	125,336	138,074

Discontinued operations:
Income (loss) from operations of discontinued components	(18,448)	4,745	387
Income tax benefit (expense)	7,386	(1,898)	(951)

Income (loss) from discontinued operations	(11,062)	2,847	(564)

Net income	$151,326	$128,183	$137,510

Earnings from continuing operations per share:
Basic	$1.87	$1.44	$1.58

Diluted	$1.82	$1.40	$1.53

Earnings (loss) from discontinued operations per share:
Basic	$(0.13)	$0.03	$(0.01)

Diluted	$(0.12)	$0.03	$0.00

Earnings per share:
Basic	$1.74	$1.47	$1.57

Diluted	$1.70	$1.43	$1.53

Weighted-average common shares outstanding:
Basic	87,006	87,253	87,417

Diluted	89,187	89,462	89,975

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

						Accumulated
	Common Stock		Additional			Other		Total
	$.01 Par Value		Paid-in	Retained	Treasury	Comprehensive	Deferred	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Income (Loss)	Compensation	Equity
Balance, December 28, 2002	88,083,182	$880	$436,114	$430,389	$(1,156)	$(4,794)	$(216)	$861,217

Net income	—	—	—	137,510	—	—	—	137,510
Foreign currency translation gain	—	—	—	—	—	31,482	—	31,482
Unrealized loss from foreign currency hedging activities, net of tax of $267	—	—	—	—	—	(717)	—	(717)
Net unrealized investment loss, net of tax of $46	—	—	—	—	—	(125)	—	(125)
Pension adjustment loss, net of tax of $315	—	—	—	—	—	(847)	—	(847)

Total comprehensive income								167,303

Stock issued to 401(k) plan	79,572	1	2,299	—	—	—	—	2,300
Amortization of restricted stock	—	—	—	—	—	—	125	125
Retirement of treasury stock	(124,958)	(1)	(570)	(585)	1,156	—	—	—
Repurchase and retirement of common stock	(2,670,000)	(27)	(28,067)	(33,660)	—	—	—	(61,754)
Stock issued upon exercise of stock options, including tax benefit of $12,579	2,156,150	22	34,905	—	—	—	—	34,927
Balance, December 27, 2003	87,523,946	875	444,681	533,654	—	24,999	(91)	1,004,118

Net income	—	—	—	128,183	—	—	—	128,183
Foreign currency translation gain	—	—	—	—	—	21,719	—	21,719
Unrealized loss from foreign currency hedging activites, net of tax of $660	—	—	—	—	—	(1,952)	—	(1,952)
Net unrealized investment gain, net of tax of $(6)	—	—	—	—	—	19	—	19
Total comprehensive income								147,969

Stock issued to 401(k) plan	89,320	1	2,804	—	—	—	—	2,805
Issuance of restricted stock	15,244	—	486	—	—	—	(486)	—
Amortization of restricted stock	—	—	—	—	—	—	140	140
Repurchase and retirement of common stock	(2,498,810)	(24)	(35,617)	(46,572)	—	—	—	(82,213)
Stock issued upon exercise of stock options, including tax benefit of $11,809	1,520,728	15	33,219	—	—	—	—	33,234

Balance, December 25, 2004	86,650,428	867	445,573	615,265	—	44,785	(437)	1,106,053

Net income	—	—	—	151,326	—	—	—	151,326
Foreign currency translation loss	—	—	—	—	—	(24,175)	—	(24,175)
Unrealized gain from foreign currency hedging activites, net of tax of $(509)	—	—	—	—	—	1,421	—	1,421
Net unrealized investment loss, net of tax of $12	—	—	—	—	—	(33)	—	(33)
Pension adjustment loss, net of tax of $345	—	—	—	—	—	(939)	—	(939)
Total comprehensive income								127,600

Stock issued to 401(k) plan	79,627	1	3,222	—	—	—	—	3,223
Issuance of restricted stock	11,667	—	326	—	—	—	(85)	241
Amortization of restricted stock	—	—	—	—	—	—	97	97
Repurchase and retirement of common stock	(1,372,579)	(14)	(20,750)	(31,512)	—	—	—	(52,276)
Stock issued upon exercise of stock options, including tax benefit of $15,106	1,723,095	17	44,589	—	—	—	—	44,606

Balance, December 31, 2005	87,092,238	$871	$472,960	$735,079	$—	$21,059	$(425)	$1,229,544

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Cash flows from operating activities:
Net income	$151,326	$128,183	$137,510
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,345	51,326	36,843
Impairment from write-down of long-lived assets	11,928	—	—
Provision for losses on trade and other accounts receivable	6,524	3,820	6,469
Deferred income taxes	2,792	13,294	5,974
Stock issued to 401(k) plan	3,223	2,805	2,300
Undistributed earnings of affiliates	(827)	(1,699)	(931)
Minority interest in net income of subsidiaries	5,991	1,486	2,807
Other	(231)	1,519	4,017
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,002)	(35,075)	(67,355)
Inventories	6,484	(28,614)	(25,331)
Other current assets	30,147	(13,919)	(16,401)
Accounts payable and accrued expenses	1,441	67,873	46,608

Net cash provided by operating activities	265,141	190,999	132,510

Cash flows from investing activities:
Purchases of fixed assets	(50,829)	(37,837)	(38,978)
Payments for business acquisitions, net of cash acquired	(68,213)	(132,375)	(118,180)
Payments related to pending business acquisitions	—	(17,439)	—
Purchases of available-for-sale securities	(111,945)	—	(39,667)
Proceeds from sales of available-for-sale securities	31,749	14,472	40,619
Proceeds from maturities of available-for-sale securities	—	—	39,030
Proceeds from settlement of note receivable	14,395	—	—
Net proceeds from (payments for) foreign exchange forward contract settlements	30,818	(8,234)	(4,165)
Other	(8,841)	9,584	(5,657)

Net cash used in investing activities	(162,866)	(171,829)	(126,998)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	240,000	—
Payments for debt issuance costs	(650)	(5,781)	—
Net payments for bank borrowings	(3,525)	(7,339)	(180)
Repayments of debt assumed in business acquisitions	—	(135,718)	—
Principal payments for long-term debt	(8,483)	(3,359)	(8,667)
Proceeds from issuance of stock upon exercise of stock options	29,500	21,425	22,348
Payments for repurchases of common stock	(52,276)	(82,213)	(61,754)
Other	(3,432)	(645)	(122)

Net cash provided by (used in) financing activities	(38,866)	26,370	(48,375)

Net change in cash and cash equivalents	63,409	45,540	(42,863)
Effect of exchange rate changes on cash and cash equivalents	4,468	(16,270)	(437)
Cash and cash equivalents, beginning of year	186,621	157,351	200,651

Cash and cash equivalents, end of year	$254,498	$186,621	$157,351

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies
Nature of Operations
     We distribute healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets, with operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Portugal, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Israel, Australia and New Zealand. We also have an affiliate in Iceland.
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
Fiscal Year
     We report our operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The year ended December 31, 2005 consisted of 53 weeks and each of the years ended December 25, 2004 and December 27, 2003 consisted of 52 weeks.
Revenue Recognition
     We generate revenue from the sale of dental, medical and veterinary consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra-revenue adjustments are recorded based upon historical data and are provided for in the period in which the related sales are recognized.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
     Revenue derived from the sale of equipment is recognized when products are delivered to customers. Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Some equipment sales require minimal installation, which is completed at the time of delivery.
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
Cash and Cash Equivalents
     We consider all highly-liquid debt instruments and other short-term investments with an original maturity of three months or less to be cash equivalents. Outstanding checks in excess of funds on deposit of $47.0 million and $32.7 million, primarily related to payments for inventory, were classified as accounts payable as of December 31, 2005 and December 25, 2004.
Available-for-sale Securities
     Our available-for-sale securities consist of short-term tax-efficient municipal auction rate securities, which have a high degree of liquidity and are reflected at fair value.
     We determine cost of investments in available-for-sale securities on a specific identification basis. Gross realized gains and losses were immaterial in all periods presented. The securities held on December 31, 2005 had contractual maturities of up to one year. There were no available-for-sale securities as of December 25, 2004.
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
Inventory and Reserves
     Inventories consist primarily of finished goods and are valued at the lower of cost or market. Cost is determined primarily by the first-in, first-out method. In performing our lower of cost or market

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
valuation, we consider many factors including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends. From time to time, we may adjust our assumptions for anticipated changes in any of these or other factors expected to affect the value of inventory.
Direct Shipping and Handling Costs
     Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses. These costs from continuing operations were $39.4 million, $31.9 million and $24.8 million for 2005, 2004 and 2003.
Advertising and Promotional Costs
     We generally expense advertising and promotional costs as incurred. Total advertising and promotional expenses from continuing operations were $19.8 million, $21.7 million and $18.4 million for 2005, 2004 and 2003. Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year. As of December 31, 2005 and December 25, 2004, we had $3.5 million and $3.4 million of deferred direct marketing expenses included in other current assets.
Vendor Rebates
     Vendor rebates are included as a reduction to cost of sales and are recognized as they are earned. The factors we consider in estimating vendor rebate accruals include forecasted inventory purchases and sales, in conjunction with vendor rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.
Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation or amortization. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term. Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

Years
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
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
Income Taxes
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
Risk Management and Derivative Financial Instruments
     We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates. Our objective is to manage the impact that interest rate and foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows. Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract. We do not enter into derivative instruments for speculative purposes. Our derivative instruments include interest rate swap agreements related to our long-term fixed rate debt and foreign currency forward and swap agreements related to intercompany loans and certain forecasted inventory purchase commitments with foreign vendors.
     Our interest rate swap agreements are designated as fair value hedges. The terms of our interest rate swap agreements are identical to the Senior Notes and consequently qualify for an assumption of no ineffectiveness under the provisions of Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Both the interest rate swap agreements and the underlying Senior Notes are marked-to-market through earnings at the end of each period; however, since our interest rate swap agreements are deemed fully effective, these mark-to-market adjustments have no net impact on earnings.
     Our foreign currency forward and swap agreements related to intercompany loans are designated as either fair value hedges (loans expected to be repaid within the foreseeable future) or net investment

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
hedges (loans not expected to be repaid within the foreseeable future) and our foreign currency forward and swap agreements related to intercompany loan interest payments are designated as cash flow hedges. Our foreign currency forward and swap agreements related to forecasted inventory purchase commitments are designated as cash flow hedges.
     For fair value hedges, the effective portion of the changes in the fair value of the derivative, along with the translation gain or loss on the hedged item, is recorded in earnings. For net investment hedges, the effective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item, is recorded as a component of other comprehensive income as a foreign currency translation adjustment. For cash flow hedges, the effective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item, is also recorded as a component of other comprehensive income and subsequently reclassified into earnings in the same period(s) during which the hedged transaction affects earnings.
     We record the cash flows related to our hedging activities in the same category on our consolidated statement of cash flows as the cash flows related to the hedged item.
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
Goodwill and Other Indefinite-Lived Intangible Assets
     Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment analyses. Such impairment analyses require a comparison of the fair value to the carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We regard our reporting units to be our operating segments (dental, medical (including veterinary), international and technology). Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
     Some factors we consider important that could trigger an interim impairment review include:
•	Significant underperformance relative to expected historical or projected future operating results;

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
•	Significant changes in the manner of our use of acquired assets or the strategy for our overall business (e.g. decision to divest a business); or

•	Significant negative industry or economic trends.
     If we determine through the impairment review process that indefinite-lived intangible assets are impaired, we record an impairment charge in our consolidated statements of income.
Long-Lived Assets
     Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names and customer relationships. When an impairment exists, the related assets are written down to fair value.
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
     As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Total distribution network costs from continuing operations were $42.5 million, $41.5 million and $31.9 million for 2005, 2004 and 2003.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Net income as reported	$151,326	$128,183	$137,510
Deduct: Total tax affected stock-based compensation expense determined under fair value method	(11,553)	(11,344)	(9,342)

Pro forma net income	$139,773	$116,839	$128,168

Earnings per share, as reported:
Basic	$1.74	$1.47	$1.57

Diluted	$1.70	$1.43	$1.53

Earnings per share, pro forma:
Basic	$1.61	$1.34	$1.47

Diluted	$1.57	$1.31	$1.42

     The following assumptions were used in determining the fair values using a Black-Scholes pricing model:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Expected stock price volatility	30%	30%	45%
Risk-free interest rate	4%	3%	3%
Expected life of options (years)	5	5	5
     Based on these assumptions, the estimated fair value of options granted for 2005, 2004 and 2003, was approximately $13.38, $11.21 and $8.68 per share.
     As of January 1, 2006, in connection with our adoption of FAS 123(R) “Share-Based Payment,” stock-based compensation is included in our results of operations. The method and assumptions used to determine the fair value of stock-based compensation under FAS 123(R) are similar to those used under FAS 123. Additionally, we expect the effect of adopting FAS 123(R) on our results of operations to approximate the effect presented in the pro forma disclosure above.
Comprehensive Income
     Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains (losses) on hedging activity and marketable securities and pension adjustments.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
The following table summarizes the components of accumulated other comprehensive income, net of tax:

	December 31,	December 25,
	2005	2004
Foreign currency translation adjustment	$24,260	$48,435
Unrealized loss on foreign currency hedging activities	(1,415)	(2,836)
Unrealized net gain on investments	—	33
Pension liability adjustment	(1,786)	(847)
Accumulated other comprehensive income	$21,059	$44,785

New Accounting Pronouncements
     In December 2004, the FASB issued FAS No. 123(R), “Share-Based Payment.” This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement changes the accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in FAS 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement is effective for us beginning January 1, 2006 and applies to all outstanding and unvested stock-based payment awards at the date of adoption.
     In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”), which discussed the SEC’s interpretation of FAS 123(R) and the related valuation of share-based compensation for public companies. We are assessing the requirements of both FAS 123(R) and SAB 107 and the impact that these pronouncements will have on our consolidated results of operation and earnings per share. We anticipate the adoption of FAS 123(R) will affect our results of operations to an extent similar to that as presented in our FAS 123 pro forma disclosure previously disclosed.
     In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections.” FAS 154 is a replacement of APB Opinion No. 20, “Accounting Changes” and FAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement requires voluntary changes in accounting to be accounted for retrospectively and all prior periods to be restated as if the newly adopted policy had always been used, unless impracticable. Previously, APB Opinion No. 20 required most voluntary changes in accounting to be recognized by including the cumulative effect of the change in accounting in net income in the period of change. This Statement also requires a change in method of depreciation, amortization or depletion for a long-lived asset be accounted for as a change in estimate that is affected by a change in accounting principle. FAS 154 is effective for us beginning January 1, 2006. When adopted, this Statement could have an impact on prior year consolidated financial statements if we have a change in accounting.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
     In June 2005, the FASB ratified EITF Issue 05-2, The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” This issue attempts to define “conventional convertible debt instrument” to help clarify the appropriate accounting for such instruments. We do not anticipate this issue will have a material effect on our financial position, results of operations or cash flows.
Note 2 — Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except it reflects the effect of common shares issuable upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.
     For the years ended December 31, 2005 and December 25, 2004, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt because the principal is required to be settled in cash. If at any time, the debt is convertible at a premium as a result of the conditions of the debt, the amount in excess of the principal would be presumed settled in common shares and thereby reflected in our calculation of diluted earnings per share.
     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Basic	87,006,339	87,252,606	87,417,172
Effect of assumed exercise of stock options	2,180,175	2,208,960	2,558,324

Diluted	89,186,514	89,461,566	89,975,496

     Weighted-average options to purchase 17,420, 1,853,324 and 34,354 shares of common stock at prices ranging from $41.46 to $43.19, $34.42 to $38.50 and $26.26 to $34.42 per share that were outstanding during 2005, 2004 and 2003 were excluded from each respective year’s computation of diluted earnings per share. In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 3 — Property and Equipment, Net
     Property and equipment consisted of the following:

	December 31,	December 25,
	2005	2004
Land	$8,902	$7,935
Buildings and permanent improvements	41,829	44,592
Leasehold improvements	43,231	26,553
Machinery and warehouse equipment	48,465	50,687
Furniture, fixtures and other	44,933	36,620
Computer equipment and software	143,364	144,942

	330,724	311,329
Less accumulated depreciation and amortization	(139,978)	(135,226)

Property and equipment, net	$190,746	$176,103

     The net carrying value of equipment held under capital leases amounted to approximately $13.4 million and $13.1 million as of December 31, 2005 and December 25, 2004. Property and equipment related depreciation and amortization expense for 2005, 2004 and 2003 was $43.1 million, $39.1 million and $32.2 million.
     For the year ended December 31, 2005, we recorded $2.3 million of accelerated depreciation expense related to a computer system we replaced prior to the end of its useful life.
Note 4 — Goodwill and Other Intangibles, Net
     The changes in the carrying amount of goodwill for the year ended December 31, 2005 were as follows:

	Healthcare
	Distribution	Technology	Total
Balance as of December 25, 2004	$623,249	$3,966	$627,215
Adjustments to goodwill:
Acquisitions	45,115	1,884	46,999
Discontinued operation impairment	(4,572)	—	(4,572)
Foreign currency translation	(42,773)	—	(42,773)

Balance as of December 31, 2005	$621,019	$5,850	$626,869

     The acquisition costs incurred during 2005 related to acquisitions and contingent earnout payments relating to acquisitions made in prior years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 4 — Goodwill and Other Intangibles, Net — (Continued)
     Other intangible assets consisted of the following:

	December 31, 2005		December 25, 2004
		Accumulated		Accumulated
	Cost	Amortization	Cost	Amortization
Non-compete agreements	$20,190	$(3,568)	$24,269	$(5,496)
Trademarks and trade names	33,119	(4,585)	32,565	(2,039)
Customer relationships and lists	74,414	(13,179)	68,209	(5,226)
Other	19,013	(2,200)	21,224	(4,221)

Total	$146,736	$(23,532)	$146,267	$(16,982)

     Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses in exchange for placing restrictions on their ability to pose a competitive risk to us. Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us. The weighted-average non-compete period for agreements currently being amortized was approximately 5 years as of December 31, 2005.
     Trademarks, trade names and customer relationships were established through business acquisitions. Certain trademarks and trade names, totaling $23.5 million and $25.7 million as of December 31, 2005 and December 25, 2004, are deemed indefinite-lived intangible assets and are not amortized. The remainder are deemed definite-lived and are amortized on a straight-line basis over a weighted-average period of approximately 3 years as of December 31, 2005. Customer relationships and lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10 years as of December 31, 2005.
     Amortization expense related to definite-lived intangible assets for 2005, 2004 and 2003 was $14.9 million, $9.7 million and $2.8 million. The annual amortization expense expected for the years 2006 through 2010 is $13.7 million, $11.6 million, $10.1 million, $9.3 million and $8.7 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 5 — Investments and Other
     Investments and other consisted of the following:

	December 31,	December 25,
	2005	2004
Notes receivable (1)	$19,953	$36,184
Distribution rights, net of amortization	4,723	5,243
Investment in unconsolidated affiliates	7,052	6,378
Debt issuance costs, net of amortization	5,605	6,566
Non-current deferred foreign, state and local income tax asset	8,272	10,364
Other	12,287	5,589

Total	$57,892	$70,324

(1)	Long-term notes receivable carry interest rates ranging from 5.7% to 12.0% and are due in varying installments through 2020. Of the total, approximately $5.1 million in 2005 and $18.8 million in 2004 relate to the sale of certain businesses in prior years. In addition, $9.0 million and $7.1 million of this balance is owed to us by a related party in 2005 and 2004.
     Amortization of long-term assets for 2005, 2004 and 2003 was $540, $651 and $263.
Note 6 — Business Acquisitions and Divestitures
Acquisitions
     On January 11, 2005, we acquired the dental products distribution business of Ash Temple Limited (“Ash Temple”), a privately held full-service dental distributor based in Ontario, Canada with annual revenues of approximately $100.0 million. We recorded $16.5 million of goodwill related to this acquisition. The operating results of Ash Temple are reflected in the accompanying financial statements since the date of acquisition.
     Ash Temple offers dental supplies, equipment, artificial teeth and repair parts, as well as services including office design and planning, equipment lease financing and limited consulting. Ash Temple was one of the largest diversified dental companies in Canada with 14 branches, including five distribution centers, servicing all 10 Canadian provinces. Ash Temple operations have been combined with Henry Schein Arcona, our Canadian dental business, which is currently operating under the new name Henry Schein Ash Arcona.
     On April 18, 2005, regulatory authorities approved our pending acquisition of our Demedis Group’s business in Austria, which operates under the Austrodent brand. This approval was contingent upon our divesting, at closing, a portion of Austrodent’s business, not using the Austrodent name, as well as other restrictions. Of the total purchase price for the Demedis Group (discussed below), $13.5 million was attributable to Austrodent, which was paid in 2004 and recorded as an other current asset. Upon acquiring Austrodent, this amount, less approximately $1.2 million received in exchange for the divested portion of the business, was reclassified based on the fair value of the remaining assets and liabilities acquired, with an increase of $8.6 million to goodwill for the excess purchase price over fair value.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 6 — Business Acquisitions and Divestitures — (Continued)
     In addition to the Ash Temple and Austrodent acquisitions, we completed other acquisitions in Australia, New Zealand and the United States, which resulted in our recording approximately $11.5 million of goodwill through preliminary purchase price allocations during the year ended December 31, 2005. These acquisitions were immaterial individually and in the aggregate.
     On June 18, 2004, we acquired all of the outstanding equity shares of Demedis GmbH (excluding its Austrian operations discussed above), which is a leading full-service distributor of dental consumables and equipment in Germany, Austria, and the Benelux countries; and Euro Dental Holding GmbH, which included KRUGG S.p.A., which we believe is Italy’s leading distributor of dental consumable products, and DentalMV GmbH (otherwise known as Muller & Weygandt, or “M&W”). We refer to these entities collectively as the “Demedis Group.”
     As part of our agreement with the German regulatory authorities entered into prior to acquiring the Demedis Group, we agreed to divest M&W shortly after the consummation of the acquisition, effected through exercising a put option back to the previous owners. On July 16, 2004, this divestiture was completed for approximately $62.2 million, including the assumption of debt of approximately $34.2 million, resulting in a reduction of the purchase price for the Demedis Group.
     As part of the agreement to divest M&W, we were entitled to receive 50% of the net sale proceeds in excess of EUR 55.0 million, in the event M&W was subsequently resold before June 18, 2005. On September 24, 2004, an agreement was signed to resell M&W for an amount that resulted in our realizing a share of the net sale proceeds equal to approximately $32.4 million, which we received in October 2004. This amount was treated as a further reduction of the purchase price for the Demedis Group.
     In addition to the Demedis Group acquisition, we completed other acquisitions and made earn-out payments that resulted in recording additional goodwill during 2004. These transactions were immaterial individually and in the aggregate.
     During the year ended December 27, 2003, we acquired eight healthcare distribution businesses, which were immaterial individually and in the aggregate.
Divestitures
     During the third quarter ended September 24, 2005, we reached a decision to divest our hospital supply business (“Hospital Supply Business”) which is a component of our healthcare distribution business. The primary reason for this decision was that the Hospital Supply Business does not focus on our core customer, namely the office-based practitioner, and therefore provides little or no synergies with our core operations.
     We have classified the operating results of the Hospital Supply Business as a discontinued operation in the accompanying consolidated statements of income for all periods presented. In connection with this divestiture, we assessed our long-lived assets for impairment, which resulted in us recording in the third quarter an impairment charge of $11.9 million ($7.0 million after-tax) for the full write-down of all long-lived assets, including goodwill of $4.6 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 6 — Business Acquisitions and Divestitures — (Continued)
     On March 6, 2006, we entered into an agreement to sell substantially all of the assets of our Hospital Supply Business, as well as our extended care business the results of which are not material. The purchase price is $40.0 million, with $29.5 million due at closing and $10.5 million due 90 days after closing, subject to certain post-closing contingent payments by us described below. The closing is conditioned upon the buyer obtaining financing and our entering into a transition services agreement with the buyer, as well as other customary closing conditions. Based on this sale agreement, we expect to record a loss on disposal, net of tax, of between $21.0 million and $24.0 million or $0.24 and $0.27 per diluted share, at the time of closing, which will be presented as part of the results from discontinued operations.
     We agreed to make payments to the buyer, up to a maximum of $13.0 million, contingent upon the collection of specified accounts receivable within one year and contingent upon the maintenance of a specified level of aggregate sales of the Hospital Supply Business during the two-year post-closing period. Any payments made in connection with these contingencies will be presented as part of the results from discontinued operations.
     Net sales generated by our Hospital Supply Business were $152.8 million, $161.8 million and $159.8 million for the years ended 2005, 2004 and 2003. The carrying amounts of the major classes of the Hospital Supply Business assets held-for-sale as of December 31, 2005 included accounts receivable, net of reserves, of approximately $43.9 million and inventories, net of reserves, of approximately $16.2 million.
     On August 29, 2003, we sold PMA Bode GmbH, an x-ray film distribution business located in Germany, which was a component of our healthcare distribution business. PMA Bode generated annual net sales of approximately $31.0 million. The loss recorded on the sale of PMA Bode was approximately $2.0 million (net of $54 tax benefit) and is included in the income (loss) from discontinued operations in our statements of income. Due to immateriality, we have not reflected the operating results, other than the loss on sale, of PMA Bode separately as a discontinued operation for any of the periods presented.
Note 7 — Debt
Bank Credit Lines
     We have a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility, which expires in May 2010, replaced our previous revolving credit facility of $200.0 million, which was scheduled to expire in May 2006. The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership. As of December 31, 2005, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 7 — Debt — (Continued)
     As of December 31, 2005, we had various short-term bank credit lines available, of which $2.1 million was outstanding. Such credit lines bear interest at rates ranging from 1.7% to 8.5%, and were collateralized by certain assets with an aggregate net carrying value of $14.6 million at December 31, 2005.
Long-term debt
     Long-term debt consisted of the following:

	December	December
	31, 2005	25, 2004
Senior Notes	$222,554	$228,615
Convertible Debt	240,000	240,000
Notes payable to banks, at 6% interest payable in quarterly installments of $147 through 2019	11,547	12,742
Various uncollateralized loans payable with interest, in varying installments through 2014	31,304	35,216
Capital lease obligations (see Note 13)	17,128	13,015

Total	522,533	529,588
Less current maturities	(33,013)	(3,906)

Total long-term debt	$489,520	$525,682

     In prior years, we completed private placement transactions under which we issued $130.0 million and $100.0 million in Senior Notes. The $130.0 million notes mature on June 30, 2009 and bear interest at a fixed rate of 6.94% per annum. Principal payments on the $100.0 million notes totaling $20.0 million annually are due starting September 25, 2006 and bear interest at a fixed rate of 6.66% per annum. Interest on both notes is payable semi-annually.
     In 2003, we entered into interest rate swap agreements relating to our $230.0 million Senior Notes to exchange our fixed interest rates for variable interest rates. The weighted-average variable interest rate was 6.29% as of December 31, 2005. This weighted-average variable rate is comprised of LIBOR plus a spread and resets on the interest due dates of the Senior Notes. The interest rate swap agreements are marked-to-market at each balance sheet date, with an offsetting adjustment to the Senior Notes.
     The agreement governing our Senior Notes provides, among other things, that we will maintain on a consolidated basis, certain leverage and priority debt ratios and a minimum net worth. The agreement also contains restrictions relating to transactions with affiliates, annual dividends, mergers and acquisitions and liens. The agreements limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock.) As of December 31, 2005, the amount of retained earnings free of restrictions was $412.3 million.
     In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year which commenced on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 21.58 shares

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 7 — Debt — (Continued)
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
     Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We also will pay contingent interest during any six-month interest period beginning August 15, 2010 if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.
     As of December 31, 2005, the aggregate amounts of long-term debt maturing in each of the next five years are as follows: 2006 — $33.0 million; 2007 — $25.9 million; 2008 — $22.8 million; 2009 - $151.8 million; 2010 — $21.6 million.
Note 8 — Income Taxes
     Income taxes are based on income from continuing operations before taxes, minority interest, and equity in earnings of affiliates and were as follows:

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Domestic	$223,654	$172,425	$211,830
Foreign	40,900	26,204	11,493

Total	$264,554	$198,629	$223,323

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 8 — Income Taxes — (Continued)
     The provisions for income taxes from continuing operations were as follows:

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Current tax expense:
U.S. Federal	$68,462	$45,808	$60,600
State and local	13,332	10,103	10,458
Foreign	7,741	4,301	6,791

Total current	89,535	60,212	77,849

Deferred tax expense (benefit):
U.S. Federal	929	8,008	7,088
State and local	159	1,978	1,141
Foreign	6,379	3,308	(2,705)

Total deferred	7,467	13,294	5,524

Total provision	$97,002	$73,506	$83,373

     The tax effects of temporary differences that give rise to our deferred tax asset (liability) were as follows:

	December 31,	December 25,
	2005	2004
Current deferred tax assets:
Inventory, premium coupon redemptions and accounts receivable valuation allowances	$15,899	$14,746
Uniform capitalization adjustments to inventories	5,738	4,362
Other accrued liabilities	14,181	10,563

Total current deferred tax asset	35,818	29,671
Valuation allowances for current deferred tax assets	(1,577)	(1,856)

Net current deferred tax asset	34,241	27,815

Non-current deferred tax asset (liability):
Property and equipment	(20,539)	(19,289)
Provision for other long term liabilities	(64,613)	(58,480)
Net operating loss carryforward	6,260	4,168
Net operating losses of foreign subsidiaries	80,167	87,866

Total non-current deferred tax asset	1,275	14,265
Valuation allowance for non-current deferred tax assets (1)	(67,047)	(70,500)

Net non-current deferred tax liability (2)	(65,772)	(56,235)

Net deferred tax liability	$(31,531)	$(28,420)

(1)	Primarily relates to operating losses of acquired foreign subsidiaries the benefits of which are uncertain. Any future reductions of such valuation allowances will be reflected as reductions of goodwill.

(2)	Certain deferred tax amounts do not have a right of offset and are therefore reflected on a gross basis in non-current assets and other non-current liabilities on the balance sheet.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 8 — Income Taxes — (Continued)
     The deferred tax asset is realizable as we have sufficient taxable income in prior years and anticipate sufficient taxable income in future years to realize the tax benefit for deductible temporary differences.
     As of December 31, 2005, we have domestic unconsolidated net operating loss carryforwards of $15.4 million, which are available to offset future federal taxable income through 2025. Foreign net operating losses totaled $209.0 million as of December 31, 2005. Of such losses, $4.9 million can be utilized against future foreign income through 2012 and $204.1 million has an indefinite life.
     The tax provisions from continuing operations differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Income tax provision at federal statutory rate	$92,594	$69,520	$78,163
State income tax provision, net of federal income tax effect	8,769	7,858	7,536
Foreign income tax benefit and other	(4,361)	(3,872)	(2,326)

Total income tax provision	$97,002	$73,506	$83,373

     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, we believe that foreign tax credits may substantially offset any U.S. tax liabilities. As of December 31, 2005, the cumulative amount of reinvested earnings was approximately $15.9 million.
Note 9 — Financial Instruments and Concentrations of Credit Risk
Fair Values of Financial Instruments
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:
Cash equivalents and trade receivables — Due to the short-term maturity of such instruments, the carrying amounts are a reasonable estimate of fair value.

Available-for-sale securities — The fair value of available-for-sale securities is estimated based on quoted market prices for such securities.

Long-term investments and notes receivable — There are no quoted market prices available for investments in unconsolidated affiliates and long-term notes receivable; however, we believe the carrying amounts are a reasonable estimate of fair value.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 9 — Financial Instruments and Concentrations of Credit Risk — (Continued)
Long-term debt — The fair value of our long-term debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt. The fair value of our long-term debt as of December 31, 2005 and December 25, 2004 was estimated at $518.9 million and $540.2 million.

Derivative instruments — The fair values of foreign currency forward contracts and interest rate swap agreements are estimated by obtaining quotes from brokers. Such instruments are carried at fair value on the balance sheet. The fair value (liability) of our foreign currency forward contracts as of December 31, 2005 and December 25, 2004 was estimated at $4.0 million and $(1.2) million which approximated contract value. The fair value of our interest rate swap agreements was estimated at $(7.4) million and $(1.4) million, representing the estimated amounts we would have paid to terminate the agreements as of December 31, 2005 and December 25, 2004. These amounts take into account current interest rates, market expectations for future interest rates and our current creditworthiness.
Concentrations of Credit Risk
     Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of cash equivalents, available-for-sale securities, trade receivables, long-term investments, notes receivable and derivative instruments. In all cases, our maximum exposure to loss from credit risk equals the gross fair value of the financial instruments. We continuously assess the need for reserves for such losses, which have historically been within our expectations. We do not require collateral or other security to support financial instruments subject to credit risk, except for long-term notes receivable.
     With respect to our cash equivalents, available-for-sale securities, short-term and long-term investments and derivative instruments, our credit risk is limited due to our counter-parties being high-credit quality financial institutions. As a risk management policy, we limit the amount of credit exposure by utilizing numerous different counter-parties.
     With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas. No single customer accounted for more than 1.1% of our net sales in 2005.
     Our long-term notes receivable represent strategic financing arrangements with certain industry affiliates and amounts owed to us from sales of certain businesses. Generally, these notes are secured by certain assets of the counter-party; however, in most cases our security is subordinate to other commercial financial institutions. While we have exposure to credit loss in the event of non-performance by these counter-parties, we conduct ongoing assessments of their financial and operational performance.
Note 10 — Segment and Geographic Data
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including veterinary) and international operating segments. Products distributed consist of consumable products, small equipment, laboratory

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)
products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
     Our dental group serves office-based dental practices, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, as well as surgical centers and other alternate-care settings, veterinarian clinics and other institutions throughout the United States. Our international group serves practices in 17 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practices.
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
     The following tables present information about our business segments:

	Years ended
	December 31,	December 25,	December 27,
	2005	2004 (1)	2003 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$1,896,643	$1,602,457	$1,364,812
Medical (4)	1,394,121	1,284,279	1,178,310
International (5)	1,256,910	928,207	576,628

Total healthcare distribution	4,547,674	3,814,943	3,119,750
Technology (6)	88,255	83,542	74,281

Total	$4,635,929	$3,898,485	$3,194,031

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products and equipment sold in the United States’ medical and veterinary markets.

(5)	Consists of products sold in dental, medical and veterinary markets, primarily in Europe.

(6)	Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)

	Years ended
	December 31,	December 25,	December 27,
	2005	2004 (1)	2003 (1)
Operating Income:
Healthcare distribution	$247,603	$179,252	$203,606
Technology	33,485	30,498	28,690

Total	$281,088	$209,750	$232,296

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates:
Healthcare distribution	$222,423	$161,232	$189,440
Technology	42,131	37,397	33,883

Total	$264,554	$198,629	$223,323

Interest Income (including intercompany):
Healthcare distribution	$7,313	$6,102	$6,326
Technology	8,649	6,903	5,231

Total	$15,962	$13,005	$11,557

Interest Expense (including intercompany):
Healthcare distribution	$25,506	$17,596	$17,004
Technology	8,649	6,895	5,147

Total	$34,155	$24,491	$22,151

Depreciation and Amortization:
Healthcare distribution	$57,164	$48,824	$34,067
Technology	3,181	2,502	2,776

Total	$60,345	$51,326	$36,843

Income Tax Expense:
Healthcare distribution	$80,721	$59,186	$70,279
Technology	16,281	14,320	13,094

Total	$97,002	$73,506	$83,373

	December 31,	December 25,	December 27,
	2005	2004	2003
Capital Expenditures:
Healthcare distribution	$50,394	$35,293	$37,485
Technology	435	2,544	1,493

Total	$50,829	$37,837	$38,978

Total Assets (including intercompany):
Healthcare distribution	$2,485,290	$2,409,302	$1,798,857
Technology	271,738	169,932	134,615

Total	$2,757,028	$2,579,234	$1,933,472

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)
     The following tables reconcile segment totals to consolidated totals as of and for the three years ended December 31, 2005:

	Years Ended
	December 31,	December 25,	December 27,
	2005	2004 (1)	2003 (1)
Interest Income:
Total interest income for reportable segments	$15,964	$13,005	$11,557
Interest on receivables due from healthcare distribution segment	(8,649)	(6,895)	(5,147)

Consolidated interest income	$7,315	$6,110	$6,410

Interest Expense:
Total interest expense for reportable segments	$34,157	$24,491	$22,151
Interest on payables due to technology segment	(8,649)	(6,895)	(5,147)

Consolidated interest expense	$25,508	$17,596	$17,004

	December 31,	December 25,	December 27,
	2005	2004	2003
Total Assets:
Total assets for reportable segments	$2,757,028	$2,579,234	$1,933,472
Receivables due from healthcare distribution segment	(173,908)	(145,564)	(113,629)
Receivables due from technology segment	—	—	(473)

Consolidated assets	$2,583,120	$2,433,670	$1,819,370

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)
     The following table sets forth our net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	2005	2004 (1)	2003 (1)
Healthcare Distribution
Dental:
Consumable dental products and small equipment (2)	$1,979,369	$1,621,770	$1,314,194
Large dental equipment (3)	788,108	560,317	365,565
Dental laboratory products (4)	194,709	158,350	87,199

Total dental	2,962,186	2,340,437	1,766,958

Medical:
Medical products (5)	1,418,595	1,308,035	1,215,286
Veterinary products (6)	166,893	166,471	137,506

Total medical	1,585,488	1,474,506	1,352,792

Total Healthcare distribution	4,547,674	3,814,943	3,119,750

Technology
Software and related products and other value-added products (7)	88,255	83,542	74,281

Total	$4,635,929	$3,898,485	$3,194,031

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Includes x-ray products, infection-control products, handpieces, preventatives, impression materials, composites and anesthetics.

(3)	Includes dental chairs, delivery units and lights, x-ray, equipment repair and high-tech equipment.

(4)	Includes teeth, dental implants, composites, gypsum, acrylics, articulators and abrasives.

(5)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, x-ray products, equipment and vitamins.

(6)	Includes branded and generic pharmaceuticals, surgical products and dental products.

(7)	Includes software and related products and other value-added products, including financial products and continuing education.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)
     The following table presents information about us by geographic area as of, and for the three years ended, December 31, 2005. Net sales by geographic area are based on the respective locations of our subsidiaries. No other country, except for the United States and Germany, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2005		2004		2003
		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales (1)	Assets	Net Sales (1)	Assets
United States	$3,189,428	$441,301	$2,889,087	$421,197	$2,548,421	$407,112
Germany	592,716	249,770	440,186	280,631	229,155	118,973
Other	853,785	249,749	569,212	230,776	416,455	64,558

Consolidated total	$4,635,929	$940,820	$3,898,485	$932,604	$3,194,031	$590,643

(1)	Reclassified to conform to current year presentation, including adjustments reflecting the effects of discontinued operations.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 11 — Stockholders’ Equity
     On January 31, 2005, we announced that our Board of Directors approved a two-for-one stock split effected in the form of a dividend. This stock split became effective on February 28, 2005 and has been retroactively reflected for all periods presented in the accompanying financial statements and footnotes.
     Effective May 25, 2005, we increased our authorized common shares from 120,000,000 to 240,000,000 in connection with the above stock split.
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
Note 12 — Employee Benefit Plans
Stock Options
     We established the 1994 Stock Incentive Plan (the “Plan”) for the benefit of certain employees. As amended and restated effective as of April 1, 2004, pursuant to this plan we may issue up to approximately 20,159,270 shares of our common stock. The Plan provides for two classes of options: Class A options and Class B options. A total of 475,794 Class A options were issued to certain executive management in 1995, all of which were exercised as of December 31, 2005. Both incentive and non-qualified stock options may be issued under the Plan.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
     The exercise price of all Class B options issued has been equal to the market price on the date of grant, and accordingly, no compensation cost has been recognized. Substantially all Class B options issued prior to 2004 vest evenly over three years from the date of grant; however shares exercised in the second and third year after the date of grant may not be sold until the third anniversary of the date of grant. Substantially all Class B options issued in 2004 and 2005 vest evenly over four years; however shares exercised in the second and third years may not be sold until the third anniversary of the date of grant. Class B options expire on the tenth anniversary of the date of issuance, subject to acceleration upon termination of employment.
     A summary of the status of our stock option plans, including the Assumed Plans, is presented below:

	Years ended
	December 31,		December 25,		December 27,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	9,055,486	$22.13	8,467,412	$17.08	8,562,850	$14.60
Granted	1,716,745	39.58	2,319,100	35.14	2,192,100	20.15
Exercised	(1,723,095)	17.11	(1,520,728)	14.09	(2,156,150)	10.37
Forfeited	(166,579)	27.79	(210,298)	19.97	(131,388)	16.74

Outstanding at end of year	8,882,557	26.37	9,055,486	22.13	8,467,412	17.08

Options exercisable at end of year	6,180,073	21.82	6,406,137	18.98	5,990,766	15.78

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
     The following table summarizes information about stock options outstanding at December 31, 2005:

			Options Outstanding			Options Exercisable
				Weighted Average
				Remaining	Weighted		Weighted
			Number	Contractual Life	Average Exercise	Number	Average Exercise
Range of Exercise Prices			Outstanding	in Years	Price	Exercisable	Price
$5.91	to	$9.88	443,316	2.9	$7.13	443,316	$7.13
10.08	to	15.03	746,621	4.2	13.34	746,621	13.34
16.10	to	22.80	3,546,782	6.0	19.61	3,448,389	19.62
22.98	to	43.19	4,145,838	8.6	36.55	1,541,747	35.07

			8,882,557	6.9	26.37	6,180,073	21.82

401(k) Plans
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
     Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options. Matching contributions to these plans charged to operations during 2005, 2004 and 2003 amounted to $12.4 million, $10.3 million and $7.4 million.
Supplemental Executive Retirement Plan
     We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees. This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit. Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan. The amounts charged to operations during 2005, 2004 and 2003 amounted to $1.4 million, $566 and $839.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 13 — Commitments and Contingencies
Operating Leases
     We lease facilities and equipment under non-cancelable operating leases expiring through 2020. We expect that in the normal course of business, leases will be renewed or replaced by other leases.
     Future minimum annual rental payments under our non-cancelable operating leases as of December 31, 2005 were:

2006	43,192
2007	36,594
2008	28,213
2009	20,952
2010	15,992
Thereafter	61,473

Total minimum operating lease payments	$206,416

Total rental expense from continuing operations for 2005, 2004 and 2003 was $41.2 million, $33.8 million, and $26.2 million.
Capital Leases
     We lease certain equipment under capital leases. Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 31, 2005 were:

2006	$6,627
2007	2,292
2008	1,274
2009	1,222
2010	957
Thereafter	5,601

Total minimum capital lease payments	17,973
Less: Amount representing interest at 3.2% to 10.0%	(845)

Total present value of minimum capital lease payments	$17,128

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 13 — Commitments and Contingencies — (Continued)
Capital Expenditures
     We are committed to certain capital expenditures related to a new distribution center in France:

2006	$12,000
2007	284

Total capital expenditures obligations	$12,284

Purchase Commitments
     In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution. Future minimum annual payments for inventory purchase commitments as of December 31, 2005 were:

2006	$305,801
2007	237,953
2008	224,622
2009	190,911
2010	196,777
Thereafter	900,888

Total minimum inventory purchase commitment payments	$2,056,952

     We have obligations to purchase influenza vaccine from GlaxoSmithKline Biologicals (formerly ID Biomedical Corporation) through 2014 which require us to pay an amount per dose based on the prevailing market price in each respective year. Although there are uncertainties surrounding their pending FDA approval to distribute influenza vaccine in the United States for the 2006/2007 influenza season, we have included this purchase obligation in the above table based on current market prices.
Litigation
     Our business involves a risk of product liability claims and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. As a business practice, we generally obtain product indemnification from our suppliers.
     We have various insurance policies, including product liability insurance, covering risks in amounts that we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 13 — Commitments and Contingencies — (Continued)
that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters, including those described below, are covered by insurance or will not otherwise seriously harm our financial condition.
     As of December 31, 2005, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of December 31, 2005, we were a defendant in approximately 42 product liability cases. We have obtained defense and indemnification commitments from the manufacturer in many of these cases. The manufacturer has withheld indemnification in some of these cases pending product identification.
Employment, Consulting and Non-Compete Agreements
     We have employment, consulting and non-compete agreements expiring through 2010, except for a lifetime consulting agreement with a former principal stockholder, which provides for current compensation of $308 per year, increasing $25 every fifth year with the next increase in 2007. The agreements provide for varying base aggregate annual payments of approximately $4.9 million, which decrease periodically to approximately $386. In addition, some agreements have provisions for incentive and additional compensation.
Note 14 — Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Years ended
	December 31,	December 25,	December 27,
	2005	2004	2003
Interest	$23,126	$18,344	$16,595
Income taxes	56,346	57,259	58,405
     There was no debt assumed as a part of our $68.2 million in 2005 acquisitions. During the year ended December 31, 2005, we had $1.9 million of non-cash net unrealized gains related to foreign currency hedging activities. Additionally, in connection with our acquisition of Austrodent, as previously discussed, we reclassified $12.3 million ($13.5 million paid in 2004, less $1.2 million received in 2005 upon closing the acquisition) from other current assets to the respective assets and liabilities acquired.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 14 — Supplemental Cash Flow Information — (Continued)
     During the year ended December 25, 2004, we had $2.6 million of non-cash net unrealized losses related to foreign currency hedging activities. In connection with a 2004 acquisition, we assumed $35.7 million of debt, which remained outstanding as of December 25, 2004.
     During the year ended December 27, 2003, we had $1.0 million of non-cash net unrealized losses related to foreign currency hedging activities. Also in 2003, as part of $155.0 million in acquisitions, we assumed $36.8 million in liabilities, resulting in net cash payments of $118.2 million.
Note 15 — Quarterly Information (Unaudited)
     The following presents certain quarterly financial data:

	Quarters ended
	March 26,	June 25,	September 24,	December 31,
	2005 (1)	2005 (1)	2005 (2)	2005
Net sales	$1,062,997	$1,104,428	$1,125,363	$1,343,141
Gross profit	301,394	321,336	316,731	377,475
Operating income	56,945	71,770	63,138	89,235
Income from continuing operations	32,818	40,736	36,380	52,454
Net income	33,225	39,974	26,427	51,700
Earnings from continuing operations per share:
Basic	$0.38	$0.47	$0.42	$0.60
Diluted	0.37	0.46	0.41	0.59

	Quarters ended
	March 27,	June 26,	September 25,	December 25,
	2004 (1)	2004 (1)	2004 (1)	2004 (1) (3)
Net sales	$844,483	$904,780	$993,100	$1,156,122
Gross profit	225,479	245,416	269,240	314,330
Operating income	45,167	61,603	52,735	50,245
Income from continuing operations	27,531	37,344	31,062	29,399
Net income	28,393	38,736	31,504	29,550
Earnings from continuing operations per share:
Basic	$0.31	$0.43	$0.36	$0.34
Diluted	0.31	0.41	0.35	0.33

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	In the third quarter of 2005, we reached a decision to divest our Hospital Supply business, which is a component of our healthcare distribution business. This decision resulted in the recording of an impairment charge of our long-lived assets of approximately $7.0 million, net of tax, or $(0.08) per diluted share for fiscal 2005.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 15 — Quarterly Information (Unaudited)
(3)	During the fourth quarter of 2004, we recorded a $13.2 million pre-tax ($8.4 million post-tax) charge, included in selling, general and administrative expenses, related to our Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron would be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the year ended December 25, 2004 was $(0.10).
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
     Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment and seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:
•	costs of developing new applications and services;

•	costs related to acquisitions of technologies or businesses;

•	the timing and amount of sales and marketing expenditures;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of functions of our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	our success in selling our Hospital Supply Business;

•	changes in accounting principles; and

•	product recalls by manufacturers.
     Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet or exceed market expectations, our stock price may decline.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2005.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
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

Report of Independent Registered Public Accounting Firm
Board of Directors
Henry Schein, Inc.
Melville, New York
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Henry Schein, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry Schein Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Henry Schein, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 31, 2005 and December 25, 2004 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 21, 2006, except for Note 6 which is as of March 6, 2006, expressed an unqualified opinion.
/s/ BDO Seidman, LLP
New York, New York
February 21, 2006

ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors and Executive Officers of the Registrant
     Information required by this item regarding our directors and executive officers is hereby incorporated by reference to the Section “Election of Directors” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A, with respect to directors, and to the Section “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.
     Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2006 Proxy Statement.
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
ITEM 11. Executive Compensation
     The information required by this item is hereby incorporated by reference to the Section entitled “Compensation of Executive Officers” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management
     We maintain several stock incentive plans for the benefit of certain officers, directors and employees. Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors. Descriptions of these plans appear in the notes to our consolidated financial statements. The following table summarizes information relating to these plans as of December 31, 2005:

	Number of Common
	Shares to be Issued Upon	Weighted-Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	8,832,557	$26.40	3,685,171
Plans Not Approved by Stockholders	50,000	20.41	—

Total	8,882,557	$26.37	3,685,171

     The information required by this item is hereby incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A.
ITEM 13. Certain Relationships and Related Transactions
     The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A.
ITEM 14. Principal Accountant Fees and Services
     The information required by this item is hereby incorporated by reference to the Sections entitled “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” in our definitive 2006 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1.	Financial Statements: Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 45.

2.	Financial Statement Schedules: Schedule II No other schedules are required.

3.	Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on March 10, 2006.

Henry Schein, Inc.

By: /s/ STANLEY M. BERGMAN
Stanley M. Bergman
Chairman and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN Stanley M. Bergman	Chairman, Chief Executive Officer and Director (principal executive officer)	March 10, 2006

/s/ STEVEN PALADINO Steven Paladino	Executive Vice President, Chief Financial Office and Director (principal financial and accounting officer)	March 10, 2006

/s/ JAMES P. BRESLAWSKI James P. Breslawski	President, Chief Operating Officer and Director	March 10, 2006

/s/ GERALD A. BENJAMIN Gerald A. Bejamin	Director	March 10, 2006

/s/ MARK E. MLOTEK Mark E. Mlotek	Director	March 10, 2006

/s/ BARRY J. ALPERIN Barry J. Alperin	Director	March 10, 2006

/s/ PAUL BRONS Paul Brons	Director	March 10, 2006

/s/ MARGARET A. HAMBURG, MD Margaret A. Hamburg, MD	Director	March 10, 2006

/s/ DONALD J. KABAT Donald J. Kabat	Director	March 10, 2006

/s/ PHILIP A. LASKAWY Philip A. Laskawy	Director	March 10, 2006

/s/ NORMAN S. MATTHEWS Norman S. Matthews	Director	March 10, 2006

/s/ MARVIN H. SCHEIN Marvin H. Schein	Director	March 10, 2006

/s/ LOUIS W. SULLIVAN, MD Louis W. Sullivan, MD	Director	March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York
The audits referred to in our report dated February 21, 2006, except for Note 6, which is as of March 6, 2006, relating to the consolidated financial statements of Henry Schein, Inc., which is contained in Item 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.
In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.
/s/ BDO SEIDMAN, LLP
New York, New York
February 21, 2006

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income	accounts (1)	Deductions	period
Year ended December 31, 2005:
Allowance for doubtful accounts, sales returns and other	$44,852	6,524	1,683	(751)	$52,308

Year ended December 25, 2004:
Allowance for doubtful accounts, sales returns and other	$43,203	3,820	4,383	(6,554)	$44,852

Year ended December 27, 2003:
Allowance for doubtful accounts, sales returns and other	$36,200	6,469	1,209	(675)	$43,203

(1)	Relates to allowances arising from business acquisitions.

Unless otherwise indicated, exhibits are incorporated by reference to the exhibits in our Registration Statement on Form S-1
(Reg. No. 33-96528).
3.1	Amended and Restated Certificate of Incorporation.

3.2	Amendment dated November 13, 1997 to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to our Annual Report on Form 10-K for the fiscal year ended December 27, 1997).

3.3	Amendment dated June 19, 1998 to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3, Reg. No. 333-59793).

3.4	Amendment dated May 25, 2005 to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005).

3.5	Amended and Restated By-laws dated as of May 22, 1997.

3.6	Amendments to Amended and Restated By-Laws adopted July 15, 1997 (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Reg. No. 33-36081).

4.1	Rights Agreement dated as of November 30, 1998, between us and Continental Stock Transfer and Trust Co. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed December 21, 1998).

4.2	Indenture by and between us and The Bank of New York, as trustee, dated as of August 9, 2004, including form of Note (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004).

4.3	Registration Rights Agreement dated as of August 9, 2004 among us, Lehman Brothers, Inc. and J.P. Morgan Securities Inc. as Initial Purchasers (Incorporated by reference to Exhibit 4.3 to our Quarterly Report of Form 10-Q for the fiscal quarter ended September 25, 2004).

10.1	Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of April 1, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004).**

10.2	Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective March 1, 2005. + **

10.3	Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004).**

10.4	2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference from our definitive 2001 Proxy Statement on Schedule 14A, filed on April 30, 2001).**

10.5	Amendment No. 1 to 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of May 24, 2005. (Incorporated by reference from our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005).**

10.6	Henry Schein, Inc. 2001 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.7	Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004).**

10.8	Henry Schein Management Team 2004 Performance Incentive Plan Summary. +**

10.9	Henry Schein Management Team 2005 Performance Incentive Plan Summary. +**

10.10	Consulting Agreement dated September 30, 1994 between us and Marvin H. Schein.**

10.11	Employment Agreement dated as of January 1, 2003 between us and Stanley M. Bergman (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.12	Amendment dated December 16, 2005 to Employment Agreement between us and Stanley M. Bergman (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2005).**

10.13	Letter Agreement dated October 10, 2003 between us and Stanley Komaroff (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).**

10.14	Form of Amended and Restated Change in Control Agreements dated January 1, 2003 between us and Gerald Benjamin, James Breslawski, Leonard David, Larry Gibson, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.15	Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and us (Incorporated by reference to Exhibit 10.103 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1998).

10.16	Form of Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of our 6.66% Senior Notes due July 15, 2010 (Incorporated by reference to Exhibit 10.111 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 1998).

10.17	Form of the Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of our 6.94% Senior Notes due June 30, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).

10.18	Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.31 to our Annual Report on form 10-K for the year ended December 25, 2004).

10.19	Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, HSBC Bank USA, N.A., Lehman Commercial Paper, Inc., Mellon Bank, N.A. and Wells Fargo Bank, National Association as co- agents, dated as of May 24, 2005 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005).

21.1	List of our Subsidiaries. +

23.1	Consent of BDO Seidman, LLP. +

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith

**	Indicates management contract or compensatory plan or agreement