Form 10-Q
period 2006-04-01
SCHEIN HENRY INC
filed 2006-05-09
CIK 1000228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     As of May 2, 2006, there were 88,314,954 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	April 1,	December 31,
	2006	2005
	(unaudited)	(Adjusted — Note 3)

ASSETS
Current assets:
Cash and cash equivalents	$159,890	$254,498
Available-for-sale securities	80,175	80,195
Accounts receivable, net of reserves of $39,494 and $52,308	546,414	582,617
Inventories	511,949	505,542
Deferred income taxes	30,108	35,505
Prepaid expenses and other	164,970	126,052

Total current assets	1,493,506	1,584,409
Property and equipment, net	194,258	190,746
Goodwill	682,482	626,869
Other intangibles, net	133,936	123,204
Investments and other	62,762	57,892

Total assets	$2,566,944	$2,583,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$340,651	$371,392
Bank credit lines	3,380	2,093
Current maturities of long-term debt	30,717	33,013
Accrued expenses:
Payroll and related	83,318	96,113
Taxes	44,532	65,070
Other	146,477	156,433

Total current liabilities	649,075	724,114
Long-term debt	488,214	489,520
Deferred income taxes	60,374	54,432
Other liabilities	56,146	53,547

Minority interest	14,258	12,353
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 88,256,957 outstanding on April 1, 2006 and 87,092,238 outstanding on December 31, 2005	883	871
Additional paid-in capital	587,107	559,266
Retained earnings	684,217	667,958
Accumulated other comprehensive income	26,670	21,059

Total stockholders’ equity	1,298,877	1,249,154

Total liabilities and stockholders’ equity	$2,566,944	$2,583,120

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 1,	March 26,
	2006	2005
		(Adjusted — Note 3)

Net sales	$1,161,781	$1,062,997
Cost of sales	824,179	761,603

Gross profit	337,602	301,394
Operating expenses:
Selling, general and administrative	276,684	248,132

Operating income	60,918	53,262
Other income (expense):
Interest income	4,556	1,299
Interest expense	(7,394)	(6,226)
Other, net	221	(113)

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	58,301	48,222
Income taxes	(21,222)	(17,861)
Minority interest in net income of subsidiaries	(1,560)	(45)
Equity in earnings of affiliates	108	187

Income from continuing operations	35,627	30,503

Discontinued operations:
Income (loss) from operations of discontinued components	(32,279)	560
Income tax benefit (expense)	12,911	(190)

Income (loss) on discontinued operations	(19,368)	370

Net income	$16,259	$30,873

Earnings from continuing operations per share:
Basic	$0.41	$0.35

Diluted	$0.40	$0.35

Earnings (loss) from discontinued operations per share:
Basic	$(0.22)	$0.01

Diluted	$(0.22)	$0.00

Earnings per share:
Basic	$0.19	$0.36

Diluted	$0.18	$0.35

Weighted-average common shares outstanding:
Basic	87,310	86,679

Diluted	89,242	88,221

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 1,	March 26,
	2006	2005
		(Adjusted Note — 3)

Cash flows from operating activities:
Net income	$16,259	$30,873
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of discontinued operation, net of tax	19,363	—
Depreciation and amortization	14,352	13,237
Stock-based compensation expense	3,857	3,740
Provision for (recovery of) losses on trade and other accounts receivable	118	(208)
Deferred income taxes	4,978	1,638
Undistributed earnings of affiliates	(108)	(187)
Minority interest in net income of subsidiaries	1,560	45
Other	(1,113)	1,089
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,599	14,434
Inventories	(12,481)	8,610
Other current assets	3,143	29,908
Accounts payable and accrued expenses	(92,527)	(121,356)

Net cash used in operating activities	(38,000)	(18,177)

Cash flows from investing activities:
Purchases of fixed assets	(11,168)	(8,138)
Payments for business acquisitions, net of cash acquired	(72,712)	(39,046)
Purchases of available-for-sale securities	(60,875)	—
Proceeds from sales of available-for-sale securities	60,895	—
Net payments for foreign exchange forward contract settlements	(1,161)	(4,478)
Other	191	(2,302)

Net cash used in investing activities	(84,830)	(53,964)

Cash flows from financing activities:
Net proceeds from bank borrowings	1,223	183
Principal payments for long-term debt	(2,645)	(696)
Proceeds from issuance of stock upon exercise of stock options	17,108	10,944
Payments for repurchases of common stock	—	(16,310)
Excess tax benefits related to stock-based compensation	6,925	2,882
Other	(186)	(401)

Net cash provided by (used in) financing activities	22,425	(3,398)

Net change in cash and cash equivalents	(100,405)	(75,539)
Effect of exchange rate changes on cash and cash equivalents	5,797	3,659
Cash and cash equivalents, beginning of period	254,498	186,621

Cash and cash equivalents, end of period	$159,890	$114,741

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
     The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2005.
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended April 1, 2006 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 30, 2006.
Note 2. Segment Data
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including veterinary) and international operating segments. Products distributed include consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 2. Segment Data (Continued)
     The following tables present information about our business segments:

	Three Months Ended
	April 1,	March 26,
	2006	2005 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$482,036	$436,522
Medical (4)	334,631	313,370
International (5)	322,306	292,098

Total healthcare distribution	1,138,973	1,041,990
Technology (6)	22,808	21,007

Total	$1,161,781	$1,062,997

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States medical and veterinary markets.

(5)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

	Three Months Ended
	April 1,	March 26,
	2006	2005 (1) (2)
Operating Income:
Healthcare distribution	$52,162	$45,083
Technology	8,756	8,179

Total	$60,918	$53,262

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application. See Note 3.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment.” We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation” in our consolidated financial statements. We elected to adopt the modified retrospective application method provided by FAS 123(R), and accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. Such results are consistent with the previously reported pro forma disclosures required under FAS 123.
     As part of our adoption of FAS 123(R), we recorded the cumulative share-based compensation expense, net of taxes, for the period 1995 through 2005, resulting in a reduction of our retained earnings of $67.1 million and our deferred income tax liability of $19.6 million, with an offsetting increase to additional paid-in capital of $86.3 million in the accompanying consolidated balance sheet as of December 31, 2005. The $19.6 million reduction to our deferred income tax liability represents the cumulative expense related to stock options expected to result in a future tax deduction. Additionally, we reclassified $425 of deferred compensation to additional paid-in capital as of December 31, 2005.
     Our accompanying unaudited consolidated statements of income reflect pre-tax share-based compensation expense of $3.9 million ($2.5 million after-tax) for the three months ended April 1, 2006 and $3.7 million ($2.4 million after-tax) for the three months ended March 26, 2005. Our basic and diluted earnings per share as originally reported for the three months ended March 26, 2005 were reduced by $.03 as a result of our modified retrospective application of FAS 123(R).
     Our accompanying unaudited consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for both periods presented. Additionally, prior to adopting FAS 123(R), benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flow on our consolidated statements of cash flows. However, FAS 123(R) requires that such excess tax benefits be presented as a cash inflow from financing activities. In the accompanying consolidated statements of cash flows, we presented $6.9 million and $2.9 million of such excess tax benefits as a cash inflow from financing activities for the three months ended April 1, 2006 and March 26, 2005.
     Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. We measure stock-based compensation at grant date, based on the estimated fair value of the award, and recognize the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Our stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of income.
     Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of April 1, 2006, there were 20,157,270 shares authorized and 2,312,387 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 333,694 shares available to be granted under the 1996 Non-Employee Director Plan.
     Stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price. Stock options are granted at an exercise price equal to our closing stock price on the date of grant. These awards, which generally vest 25% per year, are fully vested four years from the grant date and have a contractual term of ten years from the grant date. Additionally, recipients may not sell any shares that they acquire when they exercise their options until the third anniversary of the date of the grant of such options. We estimate the fair value of stock options using the Black-Scholes valuation model.
     Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. We issue restricted stock which vests based on the recipient’s continued service over time (four-year cliff vesting) and restricted stock which vests based on our achieving specified performance measurements (three-year cliff vesting).
     We estimate the fair value of restricted stock that vests based on the passage of time on the date of grant, based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient depends on our earnings per share performance measured against specified targets over a three-year period. The fair value of performance-based restricted stock is determined on the date of grant, based on our closing stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon the probability of achievement of such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     Restricted stock units (“RSUs”) are unit awards we grant to certain non-U.S. employees that entitle the recipient to shares of common stock upon vesting after four years for time-based awards or three years for performance-based awards. The fair value of RSUs is determined on the date of grant, based on our closing stock price.
     We record deferred tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred tax asset) or in earnings (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).
     The majority of stock-based compensation expense for the three months ended April 1, 2006 and March 26, 2005 was generated through stock options. The weighted-average grant date fair value of stock-based awards granted during the three months ended April 1, 2006 and March 26, 2005 was $24.2 million and $20.8 million. For the three months ended April 1, 2006, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).
     Total unrecognized compensation cost related to non-vested awards as of April 1, 2006 was $54.6 million, which is expected to be recognized over a weighted-average period of approximately 3 years. There were no significant capitalized stock-based compensation costs as of April 1, 2006.
     The following table summarizes stock option activity under the Plans during the three months ended April 1, 2006:

		Weighted
		Average Exercise
	Shares	Price
Outstanding at beginning of period	8,882,557	$26.37
Granted	799,565	47.31
Exercised	(909,187)	18.82
Forfeited	(53,645)	20.86

Outstanding at end of period	8,719,290	29.11

Options exercisable at end of period	5,599,562	23.07

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     The shares under option at April 1, 2006, were in the following exercise price ranges:

			Options Outstanding
				Weighted Average
				Remaining	Weighted	Aggregate
			Number	Contractual Life	Average Exercise	Intrinsic
Range of Exercise Prices			Outstanding	in Years	Price	Value
$5.91	to	$9.87	416,423	2.8	$7.11	$16,969,083
10.75	to	15.03	635,647	3.9	13.27	21,985,516
16.10	to	22.80	2,760,861	5.6	19.65	77,874,331
22.98	to	47.31	4,906,359	8.6	38.35	46,659,706

			8,719,290	7.0	29.11	$163,488,636

			Options Exercisable
				Weighted Average
				Remaining	Weighted	Aggregate
			Number	Contractual Life	Average Exercise	Intrinsic
Range of Exercise Prices			Exercisable	in Years	Price	Value
$5.91	to	$9.87	416,423	2.8	$7.11	$16,969,083
10.75	to	15.03	635,647	3.9	13.27	21,985,516
16.10	to	22.80	2,760,429	5.6	19.65	77,862,934
22.98	to	47.31	1,787,063	8.1	35.55	22,003,453

			5,599,562	6.0	23.07	$138,820,986

     The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2006	2005
Expected dividend yield	0%	0%
Expected stock price volatility	25%	30%
Risk-free interest rate	4.8%	4.0%
Expected life of options (years)	5	5
     We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The expected life of options is based on historical data on option exercises and represents the period of time that granted options are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     The total intrinsic value of stock options exercised during the three months ended April 1, 2006 and March 26, 2005 was $25.5 million and $12.5 million. The total cash received as a result of stock option exercises for the three months ended April 1, 2006 and March 26, 2005 was approximately $17.1 million and $10.9 million. In connection with these exercises, the tax benefits realized by us for the three months ended April 1, 2006 and March 26, 2005 were $9.4 million and $4.7 million. We settle employee stock option exercises with newly issued common shares.
     The total intrinsic value of restricted stock (including RSUs) that vested during the three months ended April 1, 2006 and March 26, 2005 was $55 and $27. The following table summarizes the status of our non-vested restricted shares for the three months ended April 1, 2006:

	Time-Based Restricted Stock
		Weighted Average
	Shares	Grant Date Fair Value
Outstanding at beginning of period	17,478	$424,766
Granted	104,269	4,932,961
Vested	(1,189)	(29,583)
Forfeited	—	—

Outstanding at end of period	120,558	$5,328,144

	Performance-Based Restricted Stock
		Weighted Average
	Shares	Grant Date Fair Value
Outstanding at beginning of period	—	$—
Granted	151,263	7,156,512
Vested	—	—
Forfeited	—	—

Outstanding at end of period	151,263	$7,156,512

Note 4. Business Acquisitions and Divestiture
Acquisitions
     On March 31, 2006, we completed the acquisition of NLS Animal Health (“NLS”), a privately held, full-service veterinary distribution business with annual revenues of approximately $110.0 million. We recorded $49.0 million of goodwill related to this acquisition through a preliminary purchase price allocation. Although the assets and liabilities of NLS are included in the accompanying financial statements, the operating results of NLS will be reflected in our financial statements beginning with the three months ending July 1, 2006.
     In addition to the NLS acquisition, we completed one other acquisition during the three months ended April 1, 2006. Both acquisitions were immaterial to our financial statements individually and in the aggregate.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 4. Business Acquisitions and Divestiture (Continued)
Divestiture
     On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business, previously reported as part of our healthcare distribution reportable segment. The sale price was $36.5 million, $34.5 million of which was received on April 3, 2006 with the balance due on June 30, 2006. As a result of this sale, included in the operating results from discontinued operations for the three months ended April 1, 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale, including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs.
     Net sales generated by our Hospital Supply Business were $37.9 million and $38.4 million for the three month periods ended April 1, 2006 and March 26, 2005. We have classified the operating results of the Hospital Supply Business as a discontinued operation in the accompanying consolidated statements of income for all periods presented. The carrying amounts of the major classes of the Hospital Supply Business assets held-for-sale as of December 31, 2005 included accounts receivable, net of reserves, of approximately $43.9 million and inventories, net of reserves, of approximately $16.2 million.
     As part of the sale agreement, we are obligated to make payments to the buyer, up to a maximum of $13.0 million, contingent upon the buyer’s collection of specified accounts receivable within one year and the maintenance of a specified level of aggregate sales of the Hospital Supply Business during the two-year post-closing period. Any future payments made in connection with these contingencies will be presented as part of the results from discontinued operations.
Note 5. Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except it reflects the effect of common shares issuable upon vesting of restricted stock and upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.
     For the three months ended April 1, 2006, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt because the principal is required to be settled in cash. If at any time, the debt is convertible at a premium as a result of the conditions of the debt, the amount in excess of the principal would be presumed settled in common shares and thereby reflected in our calculation of diluted earnings per share.
     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	April 1,	March 26,
	2006	2005
Basic	87,309,609	86,679,090
Effect of assumed exercise of employee stock options	1,847,918	1,541,737
Effect of assumed vesting of restricted stock	84,102	—

Diluted	89,241,629	88,220,827

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 5. Earnings Per Share (Continued)
     Weighted-average options to purchase 263,593 shares of common stock at an exercise price of $47.31 per share and 311,111 shares of common stock at exercise prices ranging from $38.50 to $39.43 per share that were outstanding during the three months ended April 1, 2006 and March 26, 2005 were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.
Note 6. Comprehensive Income
     Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as adjustments to stockholders’ equity. Our comprehensive income primarily includes net income, foreign currency translation adjustments and unrealized gains and losses on hedging activities. Comprehensive income totaled $21.9 million and $20.7 million for the three months ended April 1, 2006 and March 26, 2005.
Note 7. Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Three Months Ended
	April 1,	March 26,
	2006	2005
Interest	$12,629	$11,786
Income taxes	25,428	3,067
     During the three months ended April 1, 2006 and March 26, 2005, we had a $4.0 million non-cash net unrealized loss and an $18.5 million non-cash net unrealized gain related to hedging activities. Further, in connection with our sale of our Hospital Supply Business, as previously discussed, we received $34.5 million of the $36.5 million sale proceeds on April 3, 2006 with the balance due on June 30, 2006.

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
Recent Developments
     On March 31, 2006, we completed the acquisition of NLS Animal Health, a privately held, full-service veterinary distribution business with annual revenues of approximately $110.0 million. Refer to Note 4 in the accompanying financial statements for further discussion.
     On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business, previously reported as part of our healthcare distribution reportable segment. Refer to Note 4 in the accompanying financial statements for further discussion.
Executive-Level Overview
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than

500,000 customers worldwide, including dental practices and laboratories, physician practices and veterinary clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our 74 years of experience distributing healthcare products.
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
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including veterinary) and international operating segments. Products distributed include consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
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
Industry Overview
     In recent years, the healthcare industry has increasingly focused on cost containment. This trend has benefited distributors capable of providing a broad array of products and services at low prices. It also has accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups, which, in addition to their emphasis on obtaining products at competitive prices, tend to favor distributors capable of providing specialized management information support. We believe that the trend towards cost containment has the potential to favorably affect demand for technology solutions, including software, which can enhance the efficiency and facilitation of practice management.
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

Results of Operations
     The following table summarizes the significant components of our operating results from continuing operations and cash flows for the three months ended April 1, 2006 and March 26, 2005 (in thousands):

	Three Months Ended
	April 1,	March 26,
	2006	2005 (1)
Operating Results:
Net sales	$1,161,781	$1,062,997
Cost of sales	824,179	761,603

Gross profit	337,602	301,394
Operating expenses:
Selling, general and administrative (2)	276,684	248,132

Operating income	$60,918	$53,262

Other expense, net	$(2,617)	$(5,040)
Income from continuing operations	35,627	30,503

Cash Flows:
Net cash used in operating activities (2)	$(38,000)	$(18,177)
Net cash used in investing activities	(84,830)	(53,964)
Net cash provided by (used in) financing activities (2)	22,425	(3,398)

(1)	Adjusted to reflect the effects of our discontinued operation.

(2)	Prior period amounts have been adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application.
Three Months Ended April 1, 2006 Compared to Three Months Ended March 26, 2005
Net Sales
     Net sales from continuing operations for the three months ended April 1, 2006 and March 26, 2005 were as follows (in thousands):

	April 1,	% of	March 26,	% of
	2006	Total	2005 (1)	Total
Healthcare distribution (2):
Dental (3)	$482,036	41.5%	$436,522	41.1%
Medical (4)	334,631	28.8	313,370	29.4
International (5)	322,306	27.7	292,098	27.5

Total healthcare distribution	1,138,973	98.0	1,041,990	98.0
Technology (6)	22,808	2.0	21,007	2.0

Total	$1,161,781	100.0%	$1,062,997	100.0%

(1)	Adjusted to reflect the effects of our discontinued operation.

(2)	Consists of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States medical and veterinary markets.

(5)	Consists of products sold in the dental, medical and veterinary markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.
     The $98.8 million, or 9.3%, increase in net sales for the three months ended April 1, 2006, includes increases of 11.7% local currency growth (8.3% internally generated primarily due to volume growth and 3.4% from acquisitions), offset by a 2.4% decline related to foreign currency exchange.
     The $45.5 million, or 10.4%, increase in dental net sales for the three months ended April 1, 2006, includes increases of 9.8% local currency growth (9.1% internally generated and 0.7% from acquisitions) and 0.6% related to foreign currency exchange. The 9.8% local currency growth was due to dental consumable merchandise sales growth of 9.9% (9.3% internal growth and 0.6% acquisition growth) and dental equipment sales and service growth of 9.1% (8.4% internal growth and 0.7% acquisition growth). Internally generated dental net sales growth was primarily due to increased volume.
     The $21.3 million, or 6.8%, increase in medical net sales for the three months ended April 1, 2006, includes internal growth of 4.9% primarily due to volume growth and acquisition growth of 1.9%.
     The $30.2 million, or 10.3%, increase in international net sales for the three months ended April 1, 2006, includes increases of 20.3% in local currencies (9.5% from acquisitions and 10.8% internally generated primarily due to volume growth), offset by a 10.0% decline related to foreign currency exchange.
     The $1.8 million, or 8.6%, increase in technology net sales for the three months ended April 1, 2006, includes increases of 8.3% in local currency growth and 0.3% due to foreign currency exchange. The increase was primarily due to increased electronic and financial services sales.
Gross Profit
     Gross profit and gross margins from continuing operations by segment and in total for the three months ended April 1, 2006 and March 26, 2005 were as follows (in thousands):

	April 1,	Gross	March 26,	Gross
	2006	Margin %	2005 (1)	Margin %
Healthcare distribution	$320,115	28.1%	$285,267	27.4%
Technology	17,487	76.7	16,127	76.8

Total	$337,602	29.1	$301,394	28.4

(1)	Adjusted to reflect the effects of our discontinued operation.
     For the three months ended April 1, 2006, gross profit increased $36.2 million, or 12.0%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $34.8 million, or 12.2%, for the three months ended April 1, 2006 from the comparable prior year period. Healthcare distribution gross profit margin increased to 28.1% for the three months ended April 1, 2006 from 27.4% for the comparable prior year period which reflects improved margin management.

     Technology gross profit increased $1.4 million, or 8.4%, for the three months ended April 1, 2006 from the comparable prior year period. Technology gross profit margin decreased slightly to 76.7% for the three months ended April 1, 2006 from 76.8% for the comparable prior year period.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended April 1, 2006 and March 26, 2005 were as follows (in thousands):

		% of		% of
	April 1,	Respective	March 26,	Respective
	2006	Net Sales	2005 (1) (2)	Net Sales
Healthcare distribution	$267,953	23.5%	$240,184	23.1%
Technology	8,731	38.3	7,948	37.8

Total	$276,684	23.8	$248,132	23.3

(1)	Adjusted to reflect the effects of our discontinued operation.

(2)	Adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application.
     Selling, general and administrative expenses increased $28.6 million, or 11.5%, to $276.7 million for the three months ended April 1, 2006 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 23.8% from 23.3% for the comparable prior year period. The increase of 0.5% was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, selling expenses increased $23.4 million, or 14.8%, to $182.0 million for the three months ended April 1, 2006 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 15.7% from 14.9% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $5.2 million, or 5.8%, to $94.7 million for the three months ended April 1, 2006 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 8.1% from 8.4% for the comparable prior year period. The decrease was primarily due to leveraging our infrastructure with increased sales volume.

Other Expense, Net
     Other expense, net from continuing operations for the three months ended April 1, 2006 and March 26, 2005 were as follows (in thousands):

	April 1,	March 26,
	2006	2005 (1)
Interest income	$4,556	$1,299
Interest expense	(7,394)	(6,226)
Other, net	221	(113)

Other expense, net	$(2,617)	$(5,040)

(1)	Adjusted to reflect the effects of our discontinued operation.
     Other expense, net decreased $2.4 million for the three months ended April 1, 2006 from the comparable prior year period, primarily due to increases in interest income resulting from higher cash and security balances at higher interest rates, partially offset by increased interest expense due to rising interest rates.
Income Taxes
     For the three months ended April 1, 2006, our effective tax rate from continuing operations decreased to 36.4% from 37.0% for the comparable prior year period. The difference between our effective tax rates and the federal statutory rates for both periods related primarily to foreign and state income taxes.
Liquidity and Capital Resources
     Our principal capital requirements include the funding of working capital needs, acquisitions, capital expenditures and repurchases of common stock. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities, and payment terms for receivables and payables. Because sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.
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
     Net cash flow used in operating activities was $38.0 million for the three months ended April 1, 2006, compared to $18.2 million for the comparable prior year period. This net change of $19.8 million was due primarily to timing changes in inventory and other current assets, partially offset by changes in accounts payable and accrued expenses, all before the effects of foreign exchange.
     Net cash used in investing activities was $84.8 million for the three months ended April 1, 2006, compared to $54.0 million for the comparable prior year period. The net change of $30.8 million was primarily due to acquisitions. We expect to invest up to approximately $55.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate subsidiary operations into our core infrastructure.
     Net cash provided by financing activities was $22.4 million for the three months ended April 1, 2006, compared to $3.4 million used in financing activities for the comparable prior year period. The net change of $25.8 million was primarily due to no repurchases of common stock during the three months ended April 1, 2006 and increased proceeds from the exercise of stock options.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	April 1,	December 31,
	2006	2005
Cash and cash equivalents	$159,890	$254,498
Available-for-sale securities	80,175	80,195
Working capital	844,431	860,295

Debt:
Bank credit lines	$3,380	$2,093
Current maturities of long-term debt	30,717	33,013
Long-term debt	488,214	489,520

Total debt	$522,311	$524,626

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
     Our accounts receivable days sales outstanding from continuing operations improved to 42.6 days for the three months ended April 1, 2006 from 43.4 days for the comparable prior year period. Our inventory turnover from continuing operations for the three months ended April 1, 2006 increased to 6.6 turns from 6.4 turns for the comparable prior year period. We anticipate future increases in the value of our working capital as a result of continued sales growth.
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
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. For the three months ended April 1, 2006, the weighted-average variable interest rate was 7.5%. This weighted-average variable interest rate comprises LIBOR plus a spread and resets on the interest due dates for such senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility, which expires in May 2010, replaced our previous revolving credit facility of $200.0 million, which was scheduled to expire in May 2006. As of April 1, 2006, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004, we announced that our Board of Directors had authorized a common stock repurchase program. This program previously allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of shares outstanding on the announcement date. On October 31, 2005, our board authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. As of April 1, 2006, we had repurchased $88.5 million or 2,518,110 shares under this initiative, with $111.5 million remaining.
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
Critical Accounting Policies and Estimates
     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 1, 2006 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended April 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     We have various insurance policies, including product liability insurance, covering risks in amounts that we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters, including those described below, are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.
     As of April 1, 2006, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of April 1, 2006, we were a defendant in approximately 40 product liability cases. We have obtained defense and indemnification commitments from the manufacturer in many of these cases. The manufacturer has withheld indemnification commitments in some of these cases pending product identification. In our opinion, these cases are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.

ITEM 6. EXHIBITS
     Exhibits.
     10.1 Henry Schein’s Management Team 2006 Performance Incentive Plan Summary
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
Dated: May 9, 2006