Form 10-Q
period 2006-07-01
HENRY SCHEIN INC
filed 2006-08-08
CIK 1000228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
     As of August 2, 2006, there were 88,172,118 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	July 1,	December 31,
	2006	2005
	(unaudited)	(Adjusted - Note 3)
ASSETS
Current assets:
Cash and cash equivalents	$138,334	$210,683
Available-for-sale securities	101,107	124,010
Accounts receivable, net of reserves of $41,648 and $52,308	579,766	582,617
Inventories	551,552	505,542
Deferred income taxes	27,868	35,505
Prepaid expenses and other	124,113	126,052

Total current assets	1,522,740	1,584,409
Property and equipment, net	209,876	190,746
Goodwill	717,734	626,869
Other intangibles, net	140,270	123,204
Investments and other	59,433	57,892

Total assets	$2,650,053	$2,583,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$351,566	$371,392
Bank credit lines	2,262	2,093
Current maturities of long-term debt	31,182	33,013
Accrued expenses:
Payroll and related	87,538	96,113
Taxes	41,414	65,070
Other	158,122	156,433

Total current liabilities	672,084	724,114
Long-term debt	486,014	489,520
Deferred income taxes	60,282	54,432
Other liabilities	59,572	53,547

Minority interest	17,253	12,353
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 88,160,672 outstanding on July 1, 2006 and 87,092,238 outstanding on December 31, 2005	882	871
Additional paid-in capital	593,120	559,266
Retained earnings	716,100	667,958
Accumulated other comprehensive income	44,746	21,059

Total stockholders’ equity	1,354,848	1,249,154

Total liabilities and stockholders’ equity	$2,650,053	$2,583,120

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
		(Adjusted - Note 3)		(Adjusted - Note 3)

Net sales	$1,220,360	$1,104,428	$2,382,141	$2,167,425
Cost of sales	860,900	783,092	1,685,079	1,544,695

Gross profit	359,460	321,336	697,062	622,730
Operating expenses:
Selling, general and administrative	282,712	254,278	559,396	502,410

Operating income	76,748	67,058	137,666	120,320
Other income (expense):
Interest income	3,969	1,228	8,525	2,527
Interest expense	(7,302)	(5,084)	(14,696)	(11,310)
Other, net	(339)	—	(118)	(113)

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	73,076	63,202	131,377	111,424
Income taxes	(26,379)	(23,211)	(47,601)	(41,072)
Minority interest in net income of subsidiaries	(1,706)	(2,469)	(3,266)	(2,514)
Equity in earnings of affiliates	227	248	335	435

Income from continuing operations	45,218	37,770	80,845	68,273

Discontinued operations:
Loss from operations of discontinued components	—	(1,008)	(32,279)	(448)
Income tax benefit	—	195	12,911	5

Loss on discontinued operations	—	(813)	(19,368)	(443)

Net income	$45,218	$36,957	$61,477	$67,830

Earnings from continuing operations per share:
Basic	$0.51	$0.43	$0.92	$0.79

Diluted	$0.50	$0.43	$0.90	$0.77

Loss from discontinued operations per share:
Basic	$—	$0.00	$(0.22)	$(0.01)

Diluted	$—	$(0.01)	$(0.21)	$0.00

Earnings per share:
Basic	$0.51	$0.43	$0.70	$0.78

Diluted	$0.50	$0.42	$0.69	$0.77

Weighted-average common shares outstanding:
Basic	88,381	86,927	87,713	86,818

Diluted	89,823	88,154	89,344	88,196

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	July 1,	June 25,
	2006	2005
		(Adjusted - Note 3)
Cash flows from operating activities:
Net income	$61,477	$67,830
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operation, net of tax	19,363	—
Depreciation and amortization	30,158	28,348
Stock-based compensation expense	9,374	8,536
Provision for (recovery of) losses on trade and other accounts receivable	679	(50)
Deferred income taxes	5,937	1,485
Undistributed earnings of affiliates	(335)	(435)
Minority interest in net income of subsidiaries	3,266	2,514
Other	(412)	10
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,023)	(5,066)
Inventories	(31,755)	21,263
Other current assets	8,146	28,557
Accounts payable and accrued expenses	(102,258)	(85,835)

Net cash provided by operating activities	617	67,157

Cash flows from investing activities:
Purchases of fixed assets	(32,654)	(22,033)
Payments for business acquisitions, net of cash acquired	(105,187)	(54,752)
Cash received from business divestiture	36,527	—
Purchases of available-for-sale securities	(147,340)	—
Proceeds from sales of available-for-sale securities	168,961	—
Proceeds from maturities of available-for-sale securities	1,280	—
Net proceeds from (payments for) foreign exchange forward contract settlements	(14,805)	15,515
Other	165	(1,887)

Net cash used in investing activities	(93,053)	(63,157)

Cash flows from financing activities:
Net payments on bank borrowings	—	(1,416)
Principal payments for long-term debt	(6,475)	(2,565)
Payments for establishing a new credit facility	—	(650)
Proceeds from issuance of stock upon exercise of stock options	25,600	19,053
Payments for repurchases of common stock	(23,439)	(21,009)
Proceeds from excess tax benefits related to stock-based compensation	9,788	5,458
Other	2,049	(559)

Net cash provided by (used in) financing activities	7,523	(1,688)

Net change in cash and cash equivalents	(84,913)	2,312
Effect of exchange rate changes on cash and cash equivalents	12,564	(1,825)
Cash and cash equivalents, beginning of period	210,683	186,621

Cash and cash equivalents, end of period	$138,334	$187,108

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
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended July 1, 2006 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 30, 2006.
Note 2. Segment Data
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including animal health) and international operating segments. Products distributed include consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
     Our dental group serves office-based dental practices, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 17 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practices.
     Our technology group provides software, technology and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice-management software systems for dental and medical practices and animal health clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 2. Segment Data (Continued)
     The following tables present information about our business segments:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005 (1)	2006	2005 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$511,870	$462,147	$993,906	$898,669
Medical (4)	348,603	305,078	683,234	618,448
International (5)	336,533	314,680	658,839	606,778

Total healthcare distribution	1,197,006	1,081,905	2,335,979	2,123,895
Technology (6)	23,354	22,523	46,162	43,530

Total	$1,220,360	$1,104,428	$2,382,141	$2,167,425

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005 (1)	2006	2005 (1)
Operating Income:
Healthcare distribution	$67,615	$58,462	$119,777	$103,545
Technology	9,133	8,596	17,889	16,775

Total	$76,748	$67,058	$137,666	$120,320

(1)	Adjusted to reflect the effects of discontinued operations and the effect of our adoption of FAS 123(R) using the modified retrospective application as discussed in Note 3.

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
     Our accompanying unaudited consolidated statements of income reflect pre-tax share-based compensation expense of $5.5 million ($3.5 million after-tax) and $9.4 million ($6.0 million after-tax) for the three and six months ended July 1, 2006 and $4.8 million ($3.0 million after-tax) and $8.5 million ($5.4 million after-tax) for the three and six months ended June 25, 2005. Our basic and diluted earnings per share as originally reported for the three and six months ended June 25, 2005 were reduced by $.03 and $.06 as a result of our modified retrospective application of FAS 123(R).
     Our accompanying unaudited consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. Additionally, prior to adopting FAS 123(R), benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flow on our consolidated statements of cash flows. However, FAS 123(R) requires that such excess tax benefits be presented as a cash inflow from financing activities. In the accompanying consolidated statements of cash flows, we presented $9.8 million and $5.5 million of such excess tax benefits as a cash inflow from financing activities for the six months ended July 1, 2006 and June 25, 2005.
     Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. We measure stock-based compensation at the grant date, based on the estimated fair value of the award, and recognize the cost as compensation expense on a straight-line basis (net of estimated forfeitures) over the requisite service period. Our stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of income.
     Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of July 1, 2006, there were 20,157,270 shares authorized and 2,348,266 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 333,694 shares available to be granted under the 1996 Non-Employee Director Plan.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     Stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price. Stock options are granted at an exercise price equal to our closing stock price on the date of grant. These awards, which generally vest 25% per year, are fully vested four years from the grant date and have a contractual term of ten years from the grant date. Additionally, recipients may not sell any shares that they acquire through exercising their options until the third anniversary of the date of grant of such options. We estimate the fair value of stock options using the Black-Scholes valuation model.
     Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. We issue restricted stock that vests based on the recipient’s continued service over time (four-year cliff vesting) and restricted stock that vests based on our achieving specified performance measurements (three-year cliff vesting).
     With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient depends on our earnings per share performance measured against specified targets over a three-year period. The fair value of performance-based restricted stock is determined on the date of grant, based on our closing stock price, and assumes that performance targets will be achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.
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
     The majority of stock-based compensation expense for the six months ended July 1, 2006 and June 25, 2005 was generated through stock options. The weighted-average grant date fair value of stock-based awards granted was $361 and $798 during the three months ended July 1, 2006 and June 25, 2005 and $24.5 million and $21.6 million for the six months ended July 1, 2006 and June 25, 2005. For the three and six months ended July 1, 2006, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).
     Total unrecognized compensation cost related to non-vested awards as of July 1, 2006 was $48.8 million, which is expected to be recognized over a weighted-average period of approximately 3 years. There were no significant capitalized stock-based compensation costs as of July 1, 2006.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     The following table summarizes stock option activity under the Plans during the six months ended July 1, 2006:

		Weighted
		Average Exercise
	Shares	Price
Outstanding at beginning of period	8,882,557	$26.37
Granted	819,713	47.31
Exercised	(1,325,443)	19.31
Forfeited	(102,295)	29.46

Outstanding at end of period	8,274,532	29.53

Options exercisable at end of period	5,484,365	24.12

     The shares under option at July 1, 2006, were in the following exercise price ranges:

			Options Outstanding
				Weighted Average
				Remaining	Weighted	Aggregate
			Number	Contractual Life	Average Exercise	Intrinsic
			Outstanding	in Years	Price	Value
Range of Exercise Prices
$5.91	to	$9.87	401,797	2.6	$7.06	$15,938,323
10.75	to	15.03	575,640	3.5	13.22	19,290,969
16.10	to	24.13	2,521,298	5.3	19.66	68,244,375
24.41	to	47.31	4,775,797	8.4	38.60	38,813,328

			8,274,532	6.8	29.53	$142,286,995

			Options Exercisable
				Weighted Average
				Remaining	Weighted	Aggregate
			Number	Contractual Life	Average Exercise	Intrinsic
			Exercisable	in Years	Price	Value
Range of Exercise Prices
$5.91	to	$9.87	401,797	2.6	$7.06	$15,938,323
10.75	to	15.03	575,640	3.5	13.22	19,290,969
16.10	to	24.13	2,521,298	5.3	19.66	68,244,375
24.41	to	47.31	1,985,630	8.0	36.40	20,502,477

			5,484,365	5.9	24.12	$123,976,144

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
     We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on implied volatilities from traded options on our stock, historical volatility of our stock, and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The expected life of options is based on historical data on option exercises and represents the approximate period of time that granted options are expected to be outstanding. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
     The total intrinsic value of stock options exercised was $11.1 million and $10.8 million for the three months ended July 1, 2006 and June 25, 2005 and $36.6 million and $23.3 million for the six months ended July 1, 2006 and June 25, 2005. The total cash received as a result of stock option exercises for the six months ended July 1, 2006 and June 25, 2005 was approximately $25.6 million and $19.1 million. In connection with these exercises, the tax benefits realized by us for the six months ended July 1, 2006 and June 25, 2005 were $13.3 million and $8.7 million. We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     The total intrinsic value of restricted stock (including RSUs) that vested was $36 and $30 during the three months ended July 1, 2006 and June 25, 2005 and $72 and $58 during the six months ended July 1, 2006 and June 25, 2005. The following table summarizes the status of our non-vested restricted shares for the six months ended July 1, 2006:

	Time-Based Restricted Stock
		Weighted Average
	Shares	Grant Date Fair Value
Outstanding at beginning of period	17,478	$424,766
Granted	104,269	4,932,961
Vested	(1,545)	(48,561)
Forfeited	(3,411)	(159,054)

Outstanding at end of period	116,791	$5,150,112

	Performance-Based Restricted Stock
		Weighted Average
	Shares	Grant Date Fair Value
Outstanding at beginning of period	—	—
Granted	151,263	$7,156,512
Vested	—	—
Forfeited	(3,411)	(159,054)

Outstanding at end of period	147,852	$6,997,458

Note 4. Business Acquisitions, Divestiture and Other Transactions
Acquisitions
     On March 31, 2006, we completed the acquisition of NLS Animal Health (“NLS”), a privately held, full-service animal health distribution business with annual revenues of approximately $110.0 million. We recorded $50.9 million of goodwill related to this acquisition through a preliminary purchase price allocation.
     On June 30, 2006, we acquired certain assets and assumed certain liabilities of Island Dental Co., Inc. (“Island Dental”), a privately held full-service distributor of dental merchandise and equipment with annual revenues of approximately $84.0 million. We recorded $4.7 million of goodwill related to this acquisition through a preliminary purchase price allocation.
     In addition to the NLS and Island Dental acquisitions, we completed three other acquisitions during the six months ended July 1, 2006. The operating results of our acquisitions were reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 4. Business Acquisitions, Divestiture and Other Transactions (Continued)
Divestiture
     On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business, previously reported as part of our healthcare distribution reportable segment. The sale price was $36.5 million, which was received during the second quarter of 2006. As a result of this sale, included in the operating results from discontinued operations for the three months ended April 1, 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale, including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs.
     Net sales generated by our Hospital Supply Business were $37.9 million for the three months ended April 1, 2006 and $37.2 million and $75.6 million for the three and six months ended June 25, 2005. We have classified the operating results of the Hospital Supply Business as a discontinued operation in the accompanying consolidated statements of income for all periods presented. The carrying amounts of the major classes of the Hospital Supply Business assets held-for-sale as of December 31, 2005 included accounts receivable, net of reserves, of approximately $43.9 million and inventories, net of reserves, of approximately $16.2 million.
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
Loan and Investment Agreement
     On July 18, 2006, we loaned D4D Technologies, LLC (“D4D”) $7.6 million and agreed to loan an additional $5.7 million contingent upon the achievement of specified D4D operational milestones. If such operational milestones are achieved, the additional $5.7 million loan is expected to be made in the latter part of 2006. The loans will be payable in July 2013.
     We also agreed to make two equity investments in D4D totaling $27.7 million contingent upon the achievement of specified D4D operational milestones. If such operational milestones are achieved, we expect to make these investments in 2007. We have the option to fund a portion of our second equity investment in D4D by utilizing the loan amounts due to us from D4D. We expect to account for such investments under the equity method prospectively from the date of our first equity investment.
Note 5. Earnings Per Share
     Basic earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon vesting of restricted stock and upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 5. Earnings Per Share (Continued)
     For the three and six months ended July 1, 2006, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period the debt was convertible at a premium as a result of the conditions of the debt, therefore the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.
     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005	2006	2005
Basic	88,381,298	86,926,514	87,712,692	86,818,449
Effect of assumed exercise of stock options	1,422,244	1,227,038	1,455,679	1,377,748
Effect of assumed vesting of restricted stock	2,967	—	169,083	—
Effect of assumed conversion of convertible debt	16,266	—	7,032	—

Diluted	89,822,775	88,153,552	89,344,486	88,196,197

     Weighted-average options to purchase 818,213 shares of common stock at an exercise price of $47.31 per share and 1,567,021 shares of common stock at exercise prices ranging from $39.43 to $40.45 per share, that were outstanding during the three months ended July 1, 2006 and June 25, 2005, were excluded from the computation of diluted earnings per share. Weighted-average options to purchase 548,473 shares of common stock at an exercise price of $47.31 per share and 948,023 shares of common stock at exercise prices ranging from $37.45 to $40.45 per share, that were outstanding during the six months ended July 1, 2006 and June 25, 2005, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.
Note 6. Comprehensive Income
     Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as adjustments to stockholders’ equity. Our comprehensive income primarily includes net income, foreign currency translation adjustments and unrealized gains and losses on hedging activities. Comprehensive income totaled $63.3 million and $85.2 million for the three and six months ended July 1, 2006, and $23.5 million and $44.2 million for the three and six months ended June 25, 2005.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 7. Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Six Months Ended
	July 1,	June 25,
	2006	2005
Interest	$18,233	$11,567
Income taxes	49,169	12,540
     During the six months ended July 1, 2006 and June 25, 2005, we had a $5.6 million non-cash net unrealized loss and a $20.7 million non-cash net unrealized gain related to hedging activities. Additionally, in connection with our acquisition of Austrodent, during the six months ended June 25, 2005, we reclassified approximately $11.4 million ($13.5 million paid in 2004, less $2.1 million received in 2005 upon closing the acquisition) from other current assets to the respective assets and liabilities acquired.

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
Executive-Level Overview
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 500,000 customers worldwide, including dental practices and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our 74 years of experience distributing healthcare products.
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
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including animal health) and international operating segments. Products distributed include consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
     Our dental group serves office-based dental practices, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based physician practices, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 17 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practices.
     Our technology group provides software, technology and other value-added services to healthcare providers, primarily in the United States and Canada. Our value-added practice solutions include practice-management software systems for dental and medical practices and animal health clinics. Our technology group offerings also include financial services and continuing education services for practitioners.
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
     Our operating results in recent years have been significantly affected by strategies and transactions that we undertook to expand our business, domestically and internationally, in part to address significant changes in the healthcare industry, including consolidation of healthcare distribution companies, potential healthcare reform, trends toward managed care, cuts in Medicare and collective purchasing arrangements.
Industry Consolidation
     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $21 billion in 2005 in the combined North American and Western and Central European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.
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
     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding approximately 35% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold approximately 50% of the market, and in the European dental market, we estimate that more than 200 smaller distributors hold approximately 80% of the market.
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
Aging Population and Other Market Influences
     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from hospitals to alternate-care sites, particularly physicians’ offices. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The elder-care market continues to benefit from the increasing growth rate of the population of elderly Americans.
     The January 2000 U.S. Bureau of the Census estimated that the elderly population in the United States will more than double by the year 2040. In 2000, four million Americans were aged 85 or older, the segment of the population most in need of long-term care and elder-care services. By the year 2040, that number is projected to more than triple to more than 14 million. The population aged 65 to 84 years is projected to more than double in the same time period.
     As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States. The Centers for Medicare and Medicaid Services (CMS) published “National Health Care Expenditures Projections: 2005 – 2015” indicating that total national healthcare spending reached $1.9 trillion in 2004, or 16.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $4.0 trillion in 2015, an estimated 20.0% of the nation’s gross domestic product.

Results of Operations
     The following table summarizes the significant components of our operating results from continuing operations and cash flows for the three and six months ended July 1, 2006 and June 25, 2005 (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2006	2005 (1)	2006	2005 (1)
Operating Results:
Net sales	$1,220,360	$1,104,428	$2,382,141	$2,167,425
Cost of sales	860,900	783,092	1,685,079	1,544,695

Gross profit	359,460	321,336	697,062	622,730
Operating expenses:
Selling, general and administrative	282,712	254,278	559,396	502,410

Operating income	$76,748	$67,058	$137,666	$120,320

Other expense, net	$(3,672)	$(3,856)	$(6,289)	$(8,896)
Income from continuing operations	45,218	37,770	80,845	68,273

Cash Flows:
Net cash provided by operating activities			$617	$67,157
Net cash used in investing activities			(93,053)	(63,157)
Net cash provided by (used in) financing activities			7,523	(1,688)

(1)	Adjusted to reflect the effects of discontinued operations and the effect of our adoption of FAS 123(R) using the modified retrospective application.
Three Months Ended July 1, 2006 Compared to Three Months Ended June 25, 2005
Net Sales
     Net sales from continuing operations for the three months ended July 1, 2006 and June 25, 2005 were as follows (in thousands):

	July 1,	% of	June 25,	% of
	2006	Total	2005 (1)	Total
Healthcare distribution (2):
Dental (3)	$511,870	41.9%	$462,147	41.9%
Medical (4)	348,603	28.6	305,078	27.6
International (5)	336,533	27.6	314,680	28.5

Total healthcare distribution	1,197,006	98.1	1,081,905	98.0
Technology (6)	23,354	1.9	22,523	2.0

Total	$1,220,360	100.0%	$1,104,428	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

     The $115.9 million, or 10.5%, increase in net sales for the three months ended July 1, 2006, includes increases of 10.3% local currency growth (5.9% internally generated primarily due to volume growth and 4.4% from acquisitions) and a 0.2% increase related to foreign currency exchange.
     The $49.7 million, or 10.8%, increase in dental net sales for the three months ended July 1, 2006, includes increases of 9.4% local currency growth (9.3% internally generated and 0.1% from acquisitions) and 1.4% related to foreign currency exchange. The 9.4% local currency growth was due to dental consumable merchandise sales growth of 6.9% (6.8% internal growth and 0.1% acquisition growth) and dental equipment sales and service growth of 18.1% (18.0% internal growth and 0.1% acquisition growth). Internally generated dental net sales growth was primarily due to increased volume.
     The $43.5 million, or 14.3%, increase in medical net sales for the three months ended July 1, 2006, includes internal growth of 3.3% primarily due to volume growth and acquisition growth of 11.0%.
     The $21.9 million, or 6.9%, increase in international net sales for the three months ended July 1, 2006, includes increases of 8.1% in local currencies (4.5% from acquisitions and 3.6% internally generated primarily due to volume growth), offset by a 1.2% decline related to foreign currency exchange.
     The $0.8 million, or 3.7%, increase in technology net sales for the three months ended July 1, 2006, includes increases of 3.1% in local currency growth and 0.6% due to foreign currency exchange. The increase was primarily due to increased electronic and financial services sales.
Gross Profit
     Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended July 1, 2006 and June 25, 2005 were as follows (in thousands):

	July 1,	Gross	June 25,	Gross
	2006	Margin %	2005 (1)	Margin %
Healthcare distribution	$341,460	28.5%	$304,241	28.1%
Technology	18,000	77.1	17,095	75.9

Total	$359,460	29.5	$321,336	29.1

(1)	Adjusted to reflect the effects of discontinued operations.
     For the three months ended July 1, 2006, gross profit increased $38.1 million, or 11.9%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $37.2 million, or 12.2%, for the three months ended July 1, 2006 from the comparable prior year period. Healthcare distribution gross profit margin increased to 28.5% for the three months ended July 1, 2006 from 28.1% for the comparable prior year period, which reflects improved margin management.

     Technology gross profit increased $0.9 million, or 5.3%, for the three months ended July 1, 2006 from the comparable prior year period. Technology gross profit margin increased to 77.1% for the three months ended July 1, 2006 from 75.9% for the comparable prior year period primarily due to a favorable sales mix of higher margin product sales.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended July 1, 2006 and June 25, 2005 were as follows (in thousands):

		% of		% of
	July 1,	Respective	June 25,	Respective
	2006	Net Sales	2005 (1)	Net Sales
Healthcare distribution	$273,845	22.9%	$245,779	22.7%
Technology	8,867	38.0	8,499	37.7

Total	$282,712	23.2	$254,278	23.0

(1)	Adjusted to reflect the effects of discontinued operations and the effect of our adoption of FAS 123(R) using the modified retrospective application.
     Selling, general and administrative expenses increased $28.4 million, or 11.2%, to $282.7 million for the three months ended July 1, 2006 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 23.2% from 23.0% for the comparable prior year period. The increase of 0.2% was primarily due to payroll and expenses related to recent acquisitions.
     As a component of selling, general and administrative expenses, selling expenses increased $18.9 million, or 11.2%, to $186.9 million for the three months ended July 1, 2006 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 15.3% from 15.2% for the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $9.5 million, or 11.1%, to $95.8 million for the three months ended July 1, 2006 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 7.9% from 7.8% for the comparable prior year period.
Other Expense, Net
     Other expense, net from continuing operations for the three months ended July 1, 2006 and June 25, 2005 were as follows (in thousands):

	July 1,	June 25,
	2006	2005 (1)
Interest income	$3,969	$1,228
Interest expense	(7,302)	(5,084)
Other, net	(339)	—

Other expense, net	$(3,672)	$(3,856)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other expense, net decreased $184 thousand for the three months ended July 1, 2006 from the comparable prior year period, primarily due to increases in interest income resulting from higher interest rates being applied to higher cash, cash equivalent and security balances, predominantly offset by increased interest expense due to rising interest rates.
Income Taxes
     For the three months ended July 1, 2006, our effective tax rate from continuing operations decreased to 36.1% from 36.7% for the comparable prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to foreign and state income taxes.
Six Months Ended July 1, 2006 Compared to Six Months Ended June 25, 2005
Net Sales
     Net sales from continuing operations for the six months ended July 1, 2006 and June 25, 2005 were as follows (in thousands):

	July 1,	% of	June 25,	% of
	2006	Total	2005 (1)	Total
Healthcare distribution (2):
Dental (3)	$993,906	41.7%	$898,669	41.5%
Medical (4)	683,234	28.7	618,448	28.5
International (5)	658,839	27.7	606,778	28.0

Total healthcare distribution	2,335,979	98.1	2,123,895	98.0
Technology (6)	46,162	1.9	43,530	2.0

Total	$2,382,141	100.0%	$2,167,425	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.
     The $214.7 million, or 9.9%, increase in net sales for the six months ended July 1, 2006, includes increases of 10.9% local currency growth (7.1% internally generated primarily due to volume growth and 3.8% from acquisitions), offset by a 1.0% decline related to foreign currency exchange.
     The $95.2 million, or 10.6%, increase in dental net sales for the six months ended July 1, 2006, includes increases of 9.6% local currency growth (9.2% internally generated and 0.4% from acquisitions) and 1.0% related to foreign currency exchange. The 9.6% local currency growth was due to dental consumable merchandise sales growth of 8.4% (8.0% internal growth and 0.4% acquisition growth) and dental equipment sales and service growth of 13.9% (13.5% internal growth and 0.4% acquisition growth). Internally generated dental net sales growth was primarily due to increased volume.
     The $64.8 million, or 10.5%, increase in medical net sales for the six months ended July 1, 2006, includes internal growth of 4.3% primarily due to volume growth and acquisition growth of 6.2%.
     The $52.1 million, or 8.6%, increase in international net sales for the six months ended July 1, 2006, includes increases of 13.8% in local currencies (6.8% from acquisitions and 7.0% internally generated primarily due to volume growth), offset by a 5.2% decline related to foreign currency exchange.
     The $2.6 million, or 6.0%, increase in technology net sales for the six months ended July 1, 2006, includes increases of 5.6% in local currency growth and 0.4% due to foreign currency exchange. The increase was primarily due to increased electronic and financial services sales.
Gross Profit
     Gross profit and gross margin percentages from continuing operations by segment and in total for the six months ended July 1, 2006 and June 25, 2005 were as follows (in thousands):

	July 1,	Gross	June 25,	Gross
	2006	Margin %	2005 (1)	Margin %
Healthcare distribution	$661,575	28.3%	$589,508	27.8%
Technology	35,487	76.9	33,222	76.3

Total	$697,062	29.3	$622,730	28.7

(1)	Adjusted to reflect the effects of discontinued operations.
     For the six months ended July 1, 2006, gross profit increased $74.3 million, or 11.9%, from the comparable prior year period.
     Healthcare distribution gross profit increased $72.0 million, or 12.2%, for the six months ended July 1, 2006 from the comparable prior year period. Healthcare distribution gross profit margin increased to 28.3% for the six months ended July 1, 2006 from 27.8% for the comparable prior year period, which reflects improved margin management.
     Technology gross profit increased $2.3 million, or 6.8%, for the six months ended July 1, 2006 from the comparable prior year period. Technology gross profit margin increased slightly to 76.9% for the six months ended July 1, 2006 from 76.3% for the comparable prior year period.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the six months ended July 1, 2006 and June 25, 2005 were as follows (in thousands):

		% of		% of
	July 1,	Respective	June 25,	Respective
	2006	Net Sales	2005 (1)	Net Sales
Healthcare distribution	$541,798	23.2%	$485,963	22.9%
Technology	17,598	38.1	16,447	37.8

Total	$559,396	23.5	$502,410	23.2

(1)	Adjusted to reflect the effects of discontinued operations and the effect of our adoption of FAS 123(R) using the modified retrospective application.
     Selling, general and administrative expenses increased $57.0 million, or 11.3%, to $559.4 million for the six months ended July 1, 2006 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 23.5% from 23.2% for the comparable prior year period. The increase of 0.3% was primarily due to payroll and expenses related to recent acquisitions.

     As a component of selling, general and administrative expenses, selling expenses increased $42.3 million, or 12.9%, to $368.9 million for the six months ended July 1, 2006 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 15.5% from 15.1% for the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $14.7 million, or 8.4%, to $190.5 million for the six months ended July 1, 2006 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 8.0% from 8.1% for the comparable prior year period.
Other Expense, Net
     Other expense, net from continuing operations for the six months ended July 1, 2006 and June 25, 2005 were as follows (in thousands):

	July 1,	June 25,
	2006	2005 (1)
Interest income	$8,525	$2,527
Interest expense	(14,696)	(11,310)
Other, net	(118)	(113)

Other expense, net	$(6,289)	$(8,896)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other expense, net decreased $2.6 million for the six months ended July 1, 2006 from the comparable prior year period, primarily due to increases in interest income resulting from higher interest rates being applied to higher cash, cash equivalent and security balances, predominantly offset by increased interest expense due to rising interest rates.
Income Taxes
     For the six months ended July 1, 2006, our effective tax rate from continuing operations decreased to 36.2% from 36.9% for the comparable prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to foreign and state income taxes.

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
     We finance our business primarily through cash generated from our operations, revolving credit facilities, debt placements and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for, and supply by our vendors of, our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain consistent in the foreseeable future. We do not expect the loss of cash flows from discontinued operations to have a material impact on our future liquidity or capital resources.
     Net cash flow provided by operating activities was $617 thousand for the six months ended July 1, 2006, compared to $67.2 million for the comparable prior year period. This net change of $66.5 million was due primarily to timing changes in inventory, other current assets, accounts payable and accrued expenses, partially offset by increased sales volume.
     Net cash used in investing activities was $93.1 million for the six months ended July 1, 2006, compared to $63.2 million for the comparable prior year period. The net change of $29.9 million was primarily due to acquisitions, net settlements of foreign exchange forward contracts and purchases of fixed assets, partially offset by proceeds received from a business divestiture and net proceeds from security transactions. We expect to invest up to approximately $35.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate subsidiary operations into our core infrastructure.
     Net cash provided by financing activities was $7.5 million for the six months ended July 1, 2006, compared to $1.7 million used in financing activities for the comparable prior year period. The net change of $9.2 million was primarily due to increased proceeds from the exercise of stock options and increased proceeds from excess tax benefits related to stock-based compensation, partially offset by long-term debt repayments and increased repurchases of our common stock.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	July 1,	December 31,
	2006	2005 (1)
Cash and cash equivalents	$138,334	$210,683
Available-for-sale securities	101,107	124,010
Working capital	850,656	860,295

Debt:
Bank credit lines	$2,262	$2,093
Current maturities of long-term debt	31,182	33,013
Long-term debt	486,014	489,520

Total debt	$519,458	$524,626

(1)	Adjusted to reflect our reclassification of variable-rate demand notes from cash and cash equivalents to available-for-sale securities within our consolidated balance sheets.

     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. Our available-for-sale securities consist of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes. Based on recent interpretations suggesting that variable-rate demand notes should not be presented as cash equivalents unless the instrument can be tendered directly to the issuer, we have presented the balance of our variable-rate demand notes as part of available-for-sale securities in our consolidated balance sheet. For comparative purposes, we have reclassified approximately $43 million from cash and cash equivalents to available-for-sale securities in our consolidated balance sheet as of December 31, 2005.
     Our business requires a substantial investment in working capital, which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory.
     Our accounts receivable days sales outstanding from continuing operations improved to 42.5 days for the six months ended July 1, 2006 from 43.4 days for the comparable prior year period. Our inventory turnover from continuing operations for the six months ended July 1, 2006 and June 25, 2005 was 6.5 turns. We anticipate future increases in the value of our working capital as a result of continued sales growth.
     In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year, and commenced on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $46.34 per share, under the following circumstances:
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
     Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $300.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy the cash portion of our conversion obligation. We also will pay contingent interest during any six-month interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.
     Our $130.0 million senior notes are due on June 30, 2009 and bear interest at a fixed rate of 6.94% per annum. Beginning September 25, 2006, principal payments totaling $20.0 million are due annually on our $100.0 million senior notes which bear interest at a fixed rate of 6.66% per annum. Interest on both notes is payable semi-annually.
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. For the six months ended July 1, 2006, the weighted-

average variable interest rate was 7.7%. This weighted-average variable interest rate comprises LIBOR plus a spread and resets on the interest due dates for such senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility, which expires in May 2010, replaced our previous revolving credit facility of $200.0 million, which was scheduled to expire in May 2006. As of July 1, 2006, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004, we announced that our Board of Directors had authorized a common stock repurchase program. This program previously allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding on the announcement date. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares of our common stock to be repurchased under this program. As of July 1, 2006, we had repurchased $112.0 million or 3,030,144 shares under this initiative, with $88.0 million remaining for future common stock share repurchases.
     Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at a price that approximates fair value pursuant to a formula price as defined in the agreements. Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.
     We finance our business to provide adequate funding for at least 12 months. Funding requirements are based on forecasted profitability and working capital needs, which, on occasion, may change. Consequently, we may change our funding structure to reflect any new requirements.
     We believe that our cash and cash equivalents, available-for-sale securities, our ability to access private debt markets and public equity markets, and our available funds under existing credit facilities provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.
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
Recently Issued Accounting Standard
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 1, 2006 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     As of July 1, 2006, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of July 1, 2006, we were a defendant in approximately 47 product liability cases. We have obtained defense and indemnification commitments from the manufacturer in many of these cases. The manufacturer has withheld indemnification commitments in some of these cases pending product identification. In our opinion, these cases are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer
     Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. As of July 1, 2006, we had repurchased $112.0 million or 3,030,144 shares under this initiative, with $88.0 million remaining for future common stock share repurchases.
     The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended July 1, 2006:

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Announced Program	Our Program (2)
04/02/06 through 04/29/06	—	—	—	2,391,154
04/30/06 through 06/03/06	110,000	$46.71	110,000	2,267,326
06/04/06 through 07/01/06	402,034	45.52	402,034	1,883,946

Total	512,034		512,034

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 18, 2006, our stockholders took the following actions:
(i)	Re-elected the following individuals to our Board of Directors:

Barry J. Alperin	(71,585,763 shares voting for, 7,440,735 shares withheld)
Gerald A. Benjamin	(71,187,259 shares voting for, 7,839,239 shares withheld)
Stanley M. Bergman	(71,659,116 shares voting for, 7,367,382 shares withheld)
James P. Breslawski	(71,196,918 shares voting for, 7,829,580 shares withheld)
Paul Brons	(72,745,202 shares voting for, 6,281,296 shares withheld)
Dr. Margaret A. Hamburg	(72,786,948 shares voting for, 6,239,550 shares withheld)
Donald J. Kabat	(72,752,930 shares voting for, 6,273,568 shares withheld)
Philip A. Laskawy	(71,511,805 shares voting for, 7,514,693 shares withheld)
Norman S. Matthews	(72,754,087 shares voting for, 6,272,411 shares withheld)
Mark E. Mlotek	(71,186,977 shares voting for, 7,839,521 shares withheld)
Steven Paladino	(70,021,888 shares voting for, 9,004,610 shares withheld)
Marvin H. Schein	(40,924,930 shares voting for, 38,101,568 shares withheld)
Dr. Louis W. Sullivan	(69,952,615 shares voting for, 9,073,883 shares withheld)
(ii)	Ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 30, 2006 (76,846,809 shares voting for; 2,099,929 shares voting against; 79,760 shares abstaining).

ITEM 6. EXHIBITS
     Exhibits.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc. (Registrant)

By: /s/ Steven Paladino
Steven Paladino Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)
Dated: August 8, 2006