Form 10-Q
period 2006-09-30
HENRY SCHEIN INC
filed 2006-11-08
CIK 1000228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-27078
HENRY SCHEIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3136595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
Yes ☐       No ☑
     As of November 1, 2006, there were 88,573,415 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 30,	December 31,
	2006	2005
	(unaudited)	(Adjusted - Notes 3 & 7)
ASSETS
Current assets:
Cash and cash equivalents	$176,070	$210,683
Available-for-sale securities	—	124,010
Accounts receivable, net of reserves of $41,893 and $52,308	605,058	582,617
Inventories, net	572,569	505,542
Deferred income taxes	28,629	35,505
Prepaid expenses and other	134,324	126,052

Total current assets	1,516,650	1,584,409
Property and equipment, net	218,154	190,746
Goodwill	751,664	626,869
Other intangibles, net	161,423	123,204
Investments and other	69,729	57,892

Total assets	$2,717,620	$2,583,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$365,704	$371,392
Bank credit lines	2,550	2,093
Current maturities of long-term debt	40,617	33,013
Accrued expenses:
Payroll and related	95,705	96,113
Taxes	54,345	65,070
Other	165,325	156,433

Total current liabilities	724,246	724,114
Long-term debt	456,487	489,520
Deferred income taxes	55,353	54,432
Other liabilities	58,260	53,547

Minority interest	16,497	12,353
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 88,555,830 outstanding on September 30, 2006 and 87,092,238 outstanding on December 31, 2005	886	871
Additional paid-in capital	610,717	559,266
Retained earnings	754,010	667,958
Accumulated other comprehensive income	41,164	21,059

Total stockholders’ equity	1,406,777	1,249,154

Total liabilities and stockholders’ equity	$2,717,620	$2,583,120

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
		(Adjusted - Note 3)		(Adjusted - Note 3)
Net sales	$1,272,020	$1,125,363	$3,654,161	$3,292,788
Cost of sales	911,014	808,632	2,596,093	2,353,327

Gross profit	361,006	316,731	1,058,068	939,461
Operating expenses:
Selling, general and administrative	298,331	258,352	857,727	760,762

Operating income	62,675	58,379	200,341	178,699
Other income (expense):
Interest income	3,503	1,942	12,028	4,469
Interest expense	(6,541)	(6,976)	(21,237)	(18,286)
Other, net	2,298	1,028	2,180	915

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	61,935	54,373	193,312	165,797
Income taxes	(21,715)	(19,907)	(69,316)	(60,979)
Minority interest in net income of subsidiaries	(1,181)	(1,241)	(4,447)	(3,755)
Equity in earnings of affiliates	246	79	581	514

Income from continuing operations	39,285	33,304	120,130	101,577

Discontinued operations:
Loss from operations of discontinued components	—	(16,951)	(32,279)	(17,399)
Income tax benefit	—	6,948	12,911	6,953

Loss on discontinued operations	—	(10,003)	(19,368)	(10,446)

Net income	$39,285	$23,301	$100,762	$91,131

Earnings from continuing operations per share:
Basic	$0.44	$0.38	$1.37	$1.17

Diluted	$0.44	$0.37	$1.34	$1.15

Loss from discontinued operations per share:
Basic	$—	$(0.11)	$(0.22)	$(0.12)

Diluted	$—	$(0.11)	$(0.21)	$(0.12)

Earnings per share:
Basic	$0.44	$0.27	$1.15	$1.05

Diluted	$0.44	$0.26	$1.13	$1.03

Weighted-average common shares outstanding:
Basic	88,291	87,232	87,820	86,975

Diluted	90,015	88,636	89,554	88,423

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,	September 24,
	2006	2005
		(Adjusted - Notes 3 & 7)
Cash flows from operating activities:
Net income	$100,762	$91,131
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operation, net of tax	19,363	—
Depreciation and amortization	46,891	42,547
Impairment from write-down of long-lived asset	—	11,928
Stock-based compensation expense	13,933	13,364
Provision for losses on trade and other accounts receivable	2,343	5,635
Deferred income taxes	(2,662)	(3,663)
Stock issued to 401(k) plan	3,565	3,223
Undistributed earnings of affiliates	(581)	(514)
Minority interest in net income of subsidiaries	4,447	3,755
Other	(2,549)	1,066
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,418)	(41,645)
Inventories	(35,967)	34,125
Other current assets	7,376	34,118
Accounts payable and accrued expenses	(82,877)	(89,022)

Net cash provided by operating activities	64,626	106,048

Cash flows from investing activities:
Purchases of fixed assets	(49,927)	(36,204)
Payments for business acquisitions, net of cash acquired	(186,132)	(58,548)
Cash received from business divestiture	36,527	—
Purchases of available-for-sale securities	(164,037)	(24,745)
Proceeds from sales of available-for-sale securities	286,767	—
Proceeds from maturities of available-for-sale securities	1,280	—
Proceeds from settlement of note receivable	—	11,779
Net proceeds from (payments for) foreign exchange forward contract settlements	(16,895)	23,630
Other	(6,604)	573

Net cash used in investing activities	(99,021)	(83,515)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	297	(2,888)
Principal payments for long-term debt	(30,677)	(5,478)
Payments for debt issuance costs	—	(650)
Proceeds from issuance of stock upon exercise of stock options	32,900	25,278
Payments for repurchases of common stock	(25,700)	(27,117)
Proceeds from excess tax benefits related to stock-based compensation	13,150	7,534
Other	1,665	(3,614)

Net cash used in financing activities	(8,365)	(6,935)

Net change in cash and cash equivalents	(42,760)	15,598
Effect of exchange rate changes on cash and cash equivalents	8,147	1,538
Cash and cash equivalents, beginning of period	210,683	186,621

Cash and cash equivalents, end of period	$176,070	$203,757

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
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 30, 2006.
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
     Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 17 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practitioners.
     Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States and Canada. Our value-added practice solutions include practice-management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 2. Segment Data (Continued)
     The following tables present information about our business segments:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Net Sales:
Healthcare distribution (1):
Dental (2)	$538,493	$462,514	$1,532,399	$1,361,183
Medical (3)	381,435	350,185	1,064,669	968,633
International (4)	327,499	291,701	986,338	898,479

Total healthcare distribution	1,247,427	1,104,400	3,583,406	3,228,295
Technology (5)	24,593	20,963	70,755	64,493

Total	$1,272,020	$1,125,363	$3,654,161	$3,292,788

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and animal health markets.

(4)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005 (1)	2006	2005 (1)
Operating Income:
Healthcare distribution	$54,245	$50,604	$174,022	$154,149
Technology	8,430	7,775	26,319	24,550

Total	$62,675	$58,379	$200,341	$178,699

(1)	Adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application as discussed in Note 3.

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
     Our accompanying unaudited consolidated statements of income reflect pre-tax share-based compensation expense of $4.5 million ($2.9 million after-tax) and $13.9 million ($8.9 million after-tax) for the three and nine months ended September 30, 2006 and $4.9 million ($3.1 million after-tax) and $13.4 million ($8.5 million after-tax) for the three and nine months ended September 24, 2005. Our basic and diluted earnings from continuing operations per share as originally reported for the three months ended September 24, 2005 were reduced by $.04 and $.03 as a result of our modified retrospective application of FAS 123(R). Our basic and diluted earnings from continuing operations per share as originally reported for the nine months ended September 24, 2005 were reduced by $.10 and $.09 as a result of our modified retrospective application of FAS 123(R).
     Our accompanying unaudited consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. Additionally, prior to adopting FAS 123(R), benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flow on our consolidated statements of cash flows. However, FAS 123(R) requires that such excess tax benefits be presented as a cash inflow from financing activities. In the accompanying consolidated statements of cash flows, we presented $13.2 million and $7.5 million of such excess tax benefits as a cash inflow from financing activities for the nine months ended September 30, 2006 and September 24, 2005.
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
     Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of September 30, 2006, there were 20,157,270 shares

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
authorized and 2,460,404 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 333,694 shares available to be granted under the 1996 Non-Employee Director Plan.
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
     The majority of stock-based compensation expense for the nine months ended September 30, 2006 and September 24, 2005 was generated through stock options. The weighted-average grant date fair value of stock-based awards granted was $386 and $550 during the three months ended September 30, 2006 and September 24, 2005 and $24.9 million and $22.2 million for the nine months ended September 30, 2006 and September 24, 2005. For the three and nine months ended September 30, 2006, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).
     Total unrecognized compensation cost related to non-vested awards as of September 30, 2006 was $44.3 million, which is expected to be recognized over a weighted-average period of approximately 3 years. There were no significant capitalized stock-based compensation costs as of September 30, 2006.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     The following table summarizes stock option activity under the Plans during the nine months ended September 30, 2006:

		Weighted
		Average Exercise
	Shares	Price
Outstanding at beginning of period	8,882,557	$26.37
Granted	834,316	47.34
Exercised	(1,715,801)	19.18
Forfeited	(223,061)	33.32

Outstanding at end of period	7,778,011	30.00

Options exercisable at end of period	5,329,527	25.23

     The shares under option at September 30, 2006, were in the following exercise price ranges:

			Options Outstanding
				Weighted Average
				Remaining	Weighted	Aggregate
			Number	Contractual Life	Average Exercise	Intrinsic
Range of Exercise Prices			Outstanding	in Years	Price	Value
$ 5.91	to	$9.87	354,217	2.6	$6.89	$15,320,941
10.75	to	15.03	554,340	3.3	13.24	20,456,932
16.10	to	24.13	2,219,959	5.0	19.67	67,636,812
24.41	to	51.10	4,649,495	8.1	38.70	53,198,096

			7,778,011	6.6	30.00	$156,612,781

			Options Excercisable
				Weighted Average
				Remaining	Weighted	Aggregate
			Number	Contractual Life	Average Exercise	Intrinsic
Range of Exercise Prices			Exercisable	in Years	Price	Value
$ 5.91	to	$9.87	354,217	2.6	$6.89	$15,320,941
10.75	to	15.03	554,340	3.3	13.24	20,456,932
16.10	to	24.13	2,219,959	5.0	19.67	67,636,812
24.41	to	51.10	2,201,011	7.8	36.80	29,354,464

			5,329,527	5.8	25.23	$132,769,149

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
     The total intrinsic value of stock options exercised was $12.0 million and $9.4 million for the three months ended September 30, 2006 and September 24, 2005 and $48.6 million and $32.7 million for the nine months ended September 30, 2006 and September 24, 2005. The total cash received as a result of stock option exercises for the nine months ended September 30, 2006 and September 24, 2005 was approximately $32.9 million and $25.3 million. In connection with these exercises, the tax benefits that we realized for the nine months ended September 30, 2006 and September 24, 2005 were $17.7 million and $12.1 million. We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     The total intrinsic value of restricted stock (including RSUs) that vested was $38 and $33 during the three months ended September 30, 2006 and September 24, 2005 and $110 and $91 during the nine months ended September 30, 2006 and September 24, 2005. The following table summarizes the status of our non-vested restricted shares for the nine months ended September 30, 2006:

	Time-Based Restricted Stock

		Weighted Average
	Shares	Grant Date Fair Value
Outstanding at beginning of period	17,478	$424,766
Granted	102,848	4,868,102
Vested	(2,317)	(72,842)
Forfeited	(3,367)	(159,293)

Outstanding at end of period	114,642	$5,060,733

	Performance-Based Restricted Stock

		Weighted Average
	Shares	Grant Date Fair Value
Outstanding at beginning of period	—	—
Granted	149,843	$7,091,633
Vested	—	—
Forfeited	(3,367)	(159,293)

Outstanding at end of period	146,476	$6,932,340

Note 4. Business Acquisitions, Divestiture and Other Transactions
Acquisitions
     On March 31, 2006, we completed the acquisition of NLS Animal Health (“NLS”), a privately held, full-service animal health distribution business with annual revenues of approximately $110.0 million. We recorded $53.2 million of goodwill related to this acquisition through a preliminary purchase price allocation.
     On June 30, 2006, we acquired certain assets and assumed certain liabilities of a privately held full-service distributor of dental merchandise and equipment. During the third quarter of 2006, we acquired a privately held full-line distributor serving the dental lab community nationwide and a privately held provider of medical supplies and pharmaceutical products including generic drugs, branded drugs and vaccines to small medical practices nationwide. This group of acquisitions (the “Darby Group”) has combined annual revenues of approximately $219.0 million. We recorded $9.4 million of goodwill related to our acquisition of the Darby Group through a preliminary purchase price allocation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 4. Business Acquisitions, Divestiture and Other Transactions (Continued)
     In addition to our acquisitions of NLS and the Darby Group, we completed other acquisitions during the nine months ended September 30, 2006. The operating results of our acquisitions were reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.
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
     Net sales generated by our Hospital Supply Business were $37.9 million for the three months ended April 1, 2006 and $37.3 million and $112.9 million for the three and nine months ended September 24, 2005. We have classified the operating results of the Hospital Supply Business as a discontinued operation in the accompanying consolidated statements of income for all periods presented. The carrying amounts of the major classes of the Hospital Supply Business assets held-for-sale as of December 31, 2005 included accounts receivable, net of reserves, of approximately $43.9 million and inventories, net of reserves, of approximately $16.2 million.
     As part of the sale agreement, we are obligated to make payments to the buyer, up to a maximum of $13.0 million, contingent upon the buyer’s collection of specified accounts receivable within one year and the maintenance of a specified level of aggregate sales of the Hospital Supply Business during the two-year post-closing period. Any future payments made in connection with these contingencies will be presented as part of our results from discontinued operations.
Loan and Investment Agreement
     On July 18, 2006, we loaned D4D Technologies, LLC (“D4D”) $7.6 million and agreed to loan an additional $5.7 million contingent upon the achievement of specified D4D operational milestones. If such operational milestones are achieved, the additional $5.7 million loan is expected to be made in the latter part of 2006. The loans will be repayable in July 2013.
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
     For the three and nine months ended September 30, 2006, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt, therefore the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.
     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005	2006	2005
Basic	88,290,865	87,232,101	87,820,407	86,974,961
Effect of assumed exercise of stock options	1,452,965	1,403,408	1,437,371	1,447,942
Effect of assumed vesting of restricted stock	852	—	198,288	—
Effect of assumed conversion of convertible debt	270,437	—	98,350	—

Diluted	90,015,119	88,635,509	89,554,416	88,422,903

     Weighted-average options to purchase 2,388 shares of common stock at exercise prices ranging from $50.15 to $51.10 per share and 29,879 shares of common stock at exercise prices ranging from $42.36 to $43.19 per share, that were outstanding during the three months ended September 30, 2006 and September 24, 2005, were excluded from the computation of diluted earnings per share. Weighted-average options to purchase 640,546 shares of common stock at exercise prices ranging from $47.31 to $51.10 per share and 89,228 shares of common stock at exercise prices ranging from $39.43 to $43.19 per share, that were outstanding during the nine months ended September 30, 2006 and September 24, 2005, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.
Note 6. Comprehensive Income
     Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income, as these amounts are recorded directly as adjustments to stockholders’ equity. Our comprehensive income primarily includes net income, foreign currency translation adjustments and unrealized gains and losses on hedging activities. Comprehensive income totaled $35.7 million and $120.9 million for the three and nine months ended September 30, 2006, and $26.9 million and $71.1 million for the three and nine months ended September 24, 2005.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 6. Comprehensive Income (Continued)
     During the three months ended September 30, 2006, we implemented a change in our method of assessing the amount of effectiveness on all newly transacted net investment hedges to be based on changes in spot exchange rates. Previously, we assessed the amount of effectiveness using a method based on changes in forward exchange rates. This change in method essentially converts certain U.S. LIBOR based borrowings to Euro LIBOR based borrowings allowing us to better align our interest costs and the currency-denomination of funding the business with the geography of our business interests.
     With regard to all net investment hedging arrangements which existed at the time of this change, we stopped applying hedge accounting prospectively from the date of change. As a result, during the three months ended September 30, 2006, we recognized a non-recurring pre-tax gain of approximately $2.0 million, representing the foreign exchange component of our mark-to-market adjustment for the period from the date of change through September 30, 2006.
     Additionally, as a result of this change, during the three months ended September 30, 2006, we recognized a reduction in interest expense of approximately $1.4 million representing the interest rate component of our mark-to-market adjustment. Given current market conditions, we expect further reductions of interest expense into the foreseeable future.
Note 7. Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Nine Months Ended
	September 30,	September 24,
	2006	2005
Interest	$26,528	$19,361
Income taxes	54,083	37,948
     During the nine months ended September 24, 2005, we had a $13.8 million non-cash net unrealized gain related to hedging activities reflected in accumulated other comprehensive income on our balance sheet. Additionally, in connection with our acquisition of Austrodent, during the nine months ended September 24, 2005, we reclassified approximately $12.3 million from other current assets to the respective assets and liabilities acquired.
     We have presented the balance of our variable-rate demand notes as part of available-for-sale securities in our consolidated balance sheet. For comparative purposes, we have reclassified approximately $44.0 million from cash and cash equivalents to available-for-sale securities in our consolidated balance sheet as of December 31, 2005. Additionally, we have adjusted our consolidated statement of cash flows for the nine months ended September 24, 2005 to reflect this reclassification and to reflect the effects of purchasing such available-for-sale securities as a component of net cash used in investing activities.

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
Executive-Level Overview
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 500,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our 74 years of experience distributing healthcare products.
     We are headquartered in Melville, New York, employ more than 11,000 people and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Portugal, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Israel, Australia and New Zealand. We also have an affiliate in Iceland.
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
     Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 17 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practitioners.
     Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States and Canada. Our value-added practice solutions include practice-management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services and continuing education services for practitioners.
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
Industry Consolidation
     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $21.0 billion in 2005 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.
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
     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding over 35% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold over 50% of the market, and in the European dental market, we estimate that more than 200 smaller distributors hold over 80% of the market.
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

Results of Operations
     The following table summarizes the significant components of our operating results from continuing operations and cash flows for the three and nine months ended September 30, 2006 and September 24, 2005 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2006	2005 (1)	2006	2005 (1)
Operating Results:
Net sales	$1,272,020	$1,125,363	$3,654,161	$3,292,788
Cost of sales	911,014	808,632	2,596,093	2,353,327

Gross profit	361,006	316,731	1,058,068	939,461
Operating expenses:
Selling, general and administrative	298,331	258,352	857,727	760,762

Operating income	$62,675	$58,379	$200,341	$178,699

Other expense, net	$(740)	$(4,006)	$(7,029)	$(12,902)
Income from continuing operations	39,285	33,304	120,130	101,577

Cash Flows:
Net cash provided by operating activities			$64,626	$106,048
Net cash used in investing activities (2)			99,021	83,515
Net cash used in financing activities			8,365	6,935

(1)	Adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application.

(2)	Adjusted to reflect the reclassification of variable rate demand notes from ‘cash and cash equivalents’ to ‘available-for-sale securities’ at September 24, 2005.
Three Months Ended September 30, 2006 Compared to Three Months Ended September 24, 2005
Net Sales
     Net sales from continuing operations for the three months ended September 30, 2006 and September 24, 2005 were as follows (in thousands):

	September 30,	% of	September 24,	% of
	2006	Total	2005	Total
Healthcare distribution (1):
Dental (2)	$538,493	42.3%	$462,514	41.1%
Medical (3)	381,435	30.0	350,185	31.1
International (4)	327,499	25.8	291,701	25.9

Total healthcare distribution	1,247,427	98.1	1,104,400	98.1
Technology (5)	24,593	1.9	20,963	1.9

Total	$1,272,020	100.0%	$1,125,363	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and animal health markets.

(4)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

     The $146.7 million, or 13.0%, increase in net sales for the three months ended September 30, 2006, includes increases of 11.6% local currency growth (5.0% internally generated primarily due to volume growth and 6.6% from acquisitions, net of divestiture) and 1.4% related to foreign currency exchange.
     The $76.0 million, or 16.4%, increase in dental net sales for the three months ended September 30, 2006, includes increases of 15.6% local currency growth (9.8% internally generated primarily due to volume growth and 5.8% from acquisitions) and 0.8% related to foreign currency exchange. The 15.6% local currency growth was due to dental consumable merchandise sales growth of 14.2% (8.1% internal growth and 6.1% acquisition growth) and dental equipment sales and service growth of 20.1% (15.4% internal growth, primarily due to sales of high-tech equipment, and 4.7% acquisition growth).
     The $31.3 million, or 8.9%, increase in medical net sales for the three months ended September 30, 2006, includes acquisition growth, net of divestiture, of 9.5%, offset by a decline in net sales of 0.6% primarily due to timing differences in our receipt and sale of influenza and tetanus-diphtheria vaccines.
     The $35.8 million, or 12.3%, increase in international net sales for the three months ended September 30, 2006, includes increases of 8.2% in local currencies (3.4% internally generated primarily due to volume growth and 4.8% from acquisitions), and 4.1% related to foreign currency exchange.
     The $3.6 million, or 17.3%, increase in technology net sales for the three months ended September 30, 2006, includes increases of 16.9% in local currency growth (14.7% internally generated primarily due to volume growth and 2.2% from acquisitions) and 0.4% related to foreign currency exchange. The increase was primarily due to increased electronic, software and financial services sales.
Gross Profit
     Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended September 30, 2006 and September 24, 2005 were as follows (in thousands):

	September 30,	Gross	September 24,	Gross
	2006	Margin %	2005	Margin %
Healthcare distribution	$342,197	27.4%	$300,787	27.2%
Technology	18,809	76.5	15,944	76.1

Total	$361,006	28.4	$316,731	28.1

     For the three months ended September 30, 2006, gross profit increased $44.3 million, or 14.0%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $41.4 million, or 13.8%, for the three months ended September 30, 2006 from the comparable prior year period. Healthcare distribution gross profit margin increased to 27.4% for the three months ended September 30, 2006 from 27.2% for the comparable prior year period, which reflects favorable sales mix and improved margin management.

     Technology gross profit increased $2.9 million, or 18.0%, for the three months ended September 30, 2006 from the comparable prior year period. Technology gross profit margin increased to 76.5% for the three months ended September 30, 2006 from 76.1% for the comparable prior year period primarily due to a favorable sales mix of higher margin product sales.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended September 30, 2006 and September 24, 2005 were as follows (in thousands):

		% of		% of
	September 30,	Respective	September 24,	Respective
	2006	Net Sales	2005 (1)	Net Sales
Healthcare distribution	$287,952	23.1%	$250,183	22.7%
Technology	10,379	42.2	8,169	39.0

Total	$298,331	23.5	$258,352	23.0

(1)	Adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application.
     Selling, general and administrative expenses increased $40.0 million, or 15.5%, to $298.3 million for the three months ended September 30, 2006 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 23.5% from 23.0% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions as well as certain non-recurring charges.
     As a component of selling, general and administrative expenses, selling expenses increased $27.0 million, or 14.9%, to $207.7 million for the three months ended September 30, 2006 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 16.3% from 16.1% for the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $13.0 million, or 16.8%, to $90.6 million for the three months ended September 30, 2006 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 7.1% from 6.9% for the comparable prior year period.
Other Expense, Net
     Other expense, net from continuing operations for the three months ended September 30, 2006 and September 24, 2005 were as follows (in thousands):

	September 30,	September 24,
	2006	2005
Interest income	$3,503	$1,942
Interest expense	(6,541)	(6,976)
Other, net	2,298	1,028

Other expense, net	$(740)	$(4,006)

     Other expense, net decreased $3.3 million for the three months ended September 30, 2006 from the comparable prior year period. This change was primarily due to a $1.6 million increase in interest income resulting from higher interest rates and a $1.3 million increase in other income, net resulting from a $2.0 million non-recurring foreign exchange gain (discussed in Note 6 to our consolidated financial statements contained herein) partially offset by other fluctuations in foreign exchange. Further contributing to the change was a $435 decrease in interest expense which was primarily due to a $1.4 million decrease in interest expense related to implementing a change in our method of assessing hedge effectiveness (discussed in Note 6 to our consolidated financial statements contained herein) partially offset by higher interest rates.
Income Taxes
     For the three months ended September 30, 2006, our effective tax rate from continuing operations decreased to 35.1% from 36.6% for the comparable prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to foreign and state income taxes.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 24, 2005
Net Sales
     Net sales from continuing operations for the nine months ended September 30, 2006 and September 24, 2005 were as follows (in thousands):

	September 30,	% of	September 24,	% of
	2006	Total	2005	Total
Healthcare distribution (1):
Dental (2)	$1,532,399	41.9%	$1,361,183	41.3%
Medical (3)	1,064,669	29.1	968,633	29.4
International (4)	986,338	27.0	898,479	27.3

Total healthcare distribution	3,583,406	98.0	3,228,295	98.0
Technology (5)	70,755	2.0	64,493	2.0

Total	$3,654,161	100.0%	$3,292,788	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States medical and animal health markets.

(4)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.
     The $361.4 million, or 11.0%, increase in net sales for the nine months ended September 30, 2006, includes increases of 11.2% local currency growth (6.3% internally generated primarily due to volume growth and 4.9% from acquisitions, net of divestiture), offset by a 0.2% decline related to foreign currency exchange.
     The $171.2 million, or 12.6%, increase in dental net sales for the nine months ended September 30, 2006, includes increases of 11.6% local currency growth (9.3% internally generated primarily due to volume growth and 2.3% from acquisitions) and 1.0% related to foreign currency exchange. The 11.6% local currency growth was due to dental consumable merchandise sales growth of 10.3% (8.0% internal growth and 2.3% acquisition growth) and dental equipment sales and service growth of 16.0% (13.9% internal growth, primarily due to sales of high-tech equipment, and 2.1% acquisition growth).
     The $96.0 million, or 9.9%, increase in medical net sales for the nine months ended September 30, 2006, includes internal growth of 2.5%, primarily due to volume growth and timing differences in our receipt and sale of influenza and tetanus-diphtheria vaccines, and acquisition growth, net of divestiture, of 7.4%.
     The $87.9 million, or 9.8%, increase in international net sales for the nine months ended September 30, 2006, includes increases of 11.9% in local currencies (5.8% internally generated primarily due to volume growth and 6.1% from acquisitions), offset by a 2.1% decline related to foreign currency exchange.
     The $6.3 million, or 9.7%, increase in technology net sales for the nine months ended September 30, 2006, includes increases of 9.3% in local currency growth (8.6% internally generated primarily due to volume growth and 0.7% from acquisitions) and 0.4% due to foreign currency exchange. The increase was primarily due to increased electronic, software and financial services sales.
Gross Profit
     Gross profit and gross margin percentages from continuing operations by segment and in total for the nine months ended September 30, 2006 and September 24, 2005 were as follows (in thousands):

	September 30,	Gross	September 24,	Gross
	2006	Margin %	2005	Margin %
Healthcare distribution	$1,003,772	28.0%	$890,295	27.6%
Technology	54,296	76.7	49,166	76.2

Total	$1,058,068	29.0	$939,461	28.5

     For the nine months ended September 30, 2006, gross profit increased $118.6 million, or 12.6%, from the comparable prior year period.
     Healthcare distribution gross profit increased $113.5 million, or 12.7%, for the nine months ended September 30, 2006 from the comparable prior year period. Healthcare distribution gross profit margin increased to 28.0% for the nine months ended September 30, 2006 from 27.6% for the comparable prior year period, which reflects favorable sales mix and improved margin management.
     Technology gross profit increased $5.1 million, or 10.4%, for the nine months ended September 30, 2006 from the comparable prior year period. Technology gross profit margin increased slightly to 76.7% for the nine months ended September 30, 2006 from 76.2% for the comparable prior year period.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the nine months ended September 30, 2006 and September 24, 2005 were as follows (in thousands):

		% of		% of
	September 30,	Respective	September 24,	Respective
	2006	Net Sales	2005 (1)	Net Sales
Healthcare distribution	$829,750	23.2%	$736,146	22.8%
Technology	27,977	39.5	24,616	38.2

Total	$857,727	23.5	$760,762	23.1

(1)	Adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application.

     Selling, general and administrative expenses increased $97.0 million, or 12.7%, to $857.7 million for the nine months ended September 30, 2006 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 23.5% from 23.1% for the comparable prior year period. The increase was primarily due to payroll and expenses related to recent acquisitions as well as certain non-recurring charges.
     As a component of selling, general and administrative expenses, selling expenses increased $69.2 million, or 13.7%, to $576.6 million for the nine months ended September 30, 2006 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 15.8% from 15.4% for the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $27.8 million, or 10.9%, to $281.1 million for the nine months ended September 30, 2006 from the comparable prior year period. As a percentage of net sales, general and administrative expenses were 7.7% for the nine months ended September 30, 2006 and September 24, 2005.
Other Expense, Net
     Other expense, net from continuing operations for the nine months ended September 30, 2006 and September 24, 2005 were as follows (in thousands):

	September 30,	September 24,
	2006	2005
Interest income	$12,028	$4,469
Interest expense	(21,237)	(18,286)
Other, net	2,180	915

Other expense, net	$(7,029)	$(12,902)

     Other expense, net decreased $5.9 million for the nine months ended September 30, 2006 from the comparable prior year period. This change was primarily due to a $7.6 million increase in interest income resulting from higher interest rates and a $1.3 million increase in other income, net resulting from a $2.0 million non-recurring foreign exchange gain (discussed in Note 6 to our consolidated financial statements contained herein) partially offset by other fluctuations in foreign exchange. Further contributing to the change was a $3.0 million increase in interest expense which was primarily due to higher interest rates partially offset by $1.4 million decrease in interest expense related to implementing a change in our method of assessing hedge effectiveness (discussed in Note 6 to our consolidated financial statements contained herein).
Income Taxes
     For the nine months ended September 30, 2006, our effective tax rate from continuing operations decreased to 35.9% from 36.8% for the comparable prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to foreign and state income taxes.

Liquidity and Capital Resources
     Our principal capital requirements include the funding of working capital needs, acquisitions, capital expenditures and repurchases of common stock. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities, and payment terms for receivables and payables. Since sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.
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
     Net cash flow provided by operating activities was $64.6 million for the nine months ended September 30, 2006, compared to $106.0 million for the comparable prior year period. This net change of $41.4 million was due primarily to timing changes in inventory and other current assets, partially offset by timing changes in accounts receivable, accounts payable and accrued expenses, as well as increased sales volume.
     Net cash used in investing activities was $99.0 million for the nine months ended September 30, 2006, compared to $83.5 million for the comparable prior year period. The net change of $15.5 million was primarily due to acquisitions, net settlements of foreign exchange forward contracts and purchases of fixed assets, partially offset by proceeds received from a business divestiture and net proceeds from the sale of security transactions. We expect to invest up to approximately $20.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate subsidiary operations into our core infrastructure.
     Net cash used in financing activities was $8.4 million for the nine months ended September 30, 2006, compared to $6.9 million used in financing activities for the comparable prior year period. The net change of $1.5 million was primarily due to increased repayments of long-term debt primarily related to the initial payment on our $100.0 million senior notes, partially offset by increased proceeds from the exercise of stock options and increased proceeds from the excess tax benefits related to stock-based compensation.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 30,	December 31,
	2006	2005 (1)
Cash and cash equivalents	$176,070	$210,683
Available-for-sale securities	—	124,010
Working capital	792,404	860,295

Debt:
Bank credit lines	$2,550	$2,093
Current maturities of long-term debt	40,617	33,013
Long-term debt	456,487	489,520

Total debt	$499,654	$524,626

(1)	Adjusted to reflect our reclassification of variable-rate demand notes from cash and cash equivalents to available-for-sale securities within our consolidated balance sheet.

     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At December 31, 2005, our available-for-sale securities consisted of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes.
     Our business requires a substantial investment in working capital, which is susceptible to large variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory.
     Our accounts receivable days sales outstanding from continuing operations improved to 42.5 days for the nine months ended September 30, 2006 from 43.9 days for the comparable prior year period. During the three months ended September 30, 2006, we wrote-off approximately $3.7 million of fully reserved accounts receivable against our trade receivable reserve, which had no effect on our earnings. Our inventory turnover from continuing operations for the nine months ended September 30, 2006 was 6.5 turns compared to 6.6 turns for the nine months ended September 24, 2005. We anticipate future increases in the value of our working capital as a result of continued sales growth.
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
     Our $130.0 million senior notes are due on June 30, 2009 and bear interest at a fixed rate of 6.94% per annum. On September 25, 2006, we made our first annual principal payment of $20.0 million on our $100.0 million senior notes which bear interest at a fixed rate of 6.66% per annum. Interest on both notes is payable semi-annually.

     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. For the nine months ended September 30, 2006, the weighted-average variable interest rate was 7.96%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility, which expires in May 2010, replaced our previous revolving credit facility of $200.0 million, which was scheduled to expire in May 2006. As of September 30, 2006, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004, we announced that our Board of Directors had authorized a common stock repurchase program. This program previously allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding on the announcement date. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares of our common stock to be repurchased under this program. As of September 30, 2006, we had repurchased $114.2 million or 3,078,005 shares under this initiative, with $85.8 million remaining for future common stock share repurchases.
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

Critical Accounting Policies and Estimates
     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005, except as discussed in Note 6 to our consolidated financial statements contained herein.
Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact of FIN 48 on our consolidated financial statements.
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements.” FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.
     In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Quantifying Financial Statement Misstatements.” The SEC staff is aware of diversity in practice regarding the process of quantifying financial statement misstatements. The SEC has voiced concerns over registrants’ exclusive reliance on either a balance sheet or income statement approach in assessing the materiality of financial statement misstatements. SAB 108 states that registrants should use both a balance sheet approach and income statement approach when quantifying and evaluating the materiality of a misstatement. The SAB also provides guidance on correcting errors under the dual approach, as well as transition guidance for correcting previously immaterial errors that are now considered material based on the approach in the SAB. We are in compliance with SAB 108.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no individual changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, there have been a number of initiatives which have carried over from prior quarters, or commenced this quarter, relating to acquisition integrations and system implementations, that when considered in the aggregate, currently represent a material change in our internal control over financial reporting.
     Acquisitions, including NLS Animal Health and Provet, with approximate aggregate annual revenues of $189.0 million, each utilizing separate information and financial accounting systems, have been included in our consolidated financial statements. In addition, acquisitions occurring during the quarter including the Darby Group, with approximate aggregate annual revenues of $221.0 million have been integrated into our existing enterprise resource planning (ERP) system in the United States and are covered by our existing system of internal control over financial reporting. Finally, there have been ongoing implementations of new ERP systems by existing business units with approximate aggregate annual revenues of $312.0 million.
     All acquisitions, acquisition integrations and new system implementations involve necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting. We expect our assessment of these changes in internal control to be completed in 2006.
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Our business involves a risk of product liability claims and other claims in the ordinary course of business. Additionally, from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical and other healthcare products. As a business practice, we generally obtain product indemnification from our suppliers.
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
     As of September 30, 2006, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of September 30, 2006, we were a defendant in approximately 49 product liability cases. In many of these cases, the manufacturers have agreed to defend and indemnify us. The manufacturers have withheld defense and indemnification in some of these cases pending product identification. In our opinion, these cases are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer
     Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares of our common stock to be repurchased under this program. As of September 30, 2006, we had repurchased $114.2 million or 3,078,005 shares under this initiative, with $85.8 million remaining for future common stock share repurchases.
     The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 30, 2006:

	Total		Total Number	Maximum Number of
	Number	Average	of Shares Purchased	Shares that May Yet
	of Shares	Price Paid	as Part of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Announced Program	Our Program (2)
07/02/06 through 08/05/06	40,000	$47.29	40,000	1,813,579
08/06/06 through 09/02/06	7,861	46.96	7,861	1,710,387
09/03/06 through 09/30/06	—	—	—	1,710,728

Total	47,861		47,861

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6. EXHIBITS
     Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc. (Registrant)
By:	/s/ Steven Paladino
Steven Paladino
Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Dated: November 8, 2006