Form 10-K
period 2006-12-30
HENRY SCHEIN INC
filed 2007-02-28
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-27078
HENRY SCHEIN, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	135 Duryea Road Melville, New York (Address of principal executive offices)

11-3136595 (I.R.S. Employer Identification No.)	11747 (Zip Code)
Registrant’s telephone number, including area code: (631) 843-5500
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, par value $.01 per share	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
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
Large accelerated filer:  ☑                    Accelerated filer:  ☐                    Non-accelerated filer:  ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES: ☐ NO: ☑
     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on July 1, 2006 was approximately $4,119,748,000.
     As of February 16, 2007, there were 87,954,128 shares of registrant’s Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference:
     Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 30, 2006) are incorporated by reference in Part III hereof.

PART I
ITEM 1. Business
General
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 500,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our 75 years of experience distributing healthcare products.
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
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including animal health) and international operating segments. Products distributed include consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
     Our dental group serves approximately 85% of the estimated 135,000 office-based dental practices in the combined United States and Canadian dental market. Based upon an estimated $5.5 billion combined United States and Canadian dental market, we estimate our share of this market was approximately 38% in 2006.
     Our medical group serves approximately 45% of the estimated 250,000 office-based physician practices, as well as surgical centers and other alternate-care settings throughout the United States. We also serve over 75% of the estimated 26,000 animal health clinics in the United States. Based upon an estimated $8.5 billion combined market, we estimate our share of this market was approximately 17% in 2006.
     Our international group serves approximately 240,000 practices in 17 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practices. Based upon an estimated $8.0 billion European combined dental, medical and animal health market in which we operate, we estimate our share of this market was approximately 15% in 2006.
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

Industry
     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $22.0 billion in 2006 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.
     Due in part to the inability of office-based healthcare practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has been characterized by frequent, small-quantity orders, and a need for rapid, reliable and substantially complete order fulfillment. The purchasing decisions within an office-based healthcare practice are typically made by the practitioner or an administrative assistant. Supplies and small equipment are generally purchased from more than one distributor, with one generally serving as the primary supplier.
     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from hospitals to alternate-care sites, particularly physicians’ offices. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices and other alternate-care settings. The elder-care market continues to benefit from the increasing growth rate of the population of elderly Americans.
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
Competition
     The distribution and manufacture of healthcare supplies and equipment is highly competitive. Many of the healthcare distribution products we sell are available to our customers from a number of suppliers. In addition, our competitors could obtain exclusive rights from manufacturers to market particular products. Manufacturers also could seek to sell directly to end-users, and thereby eliminate or reduce our role and that of other distributors.
     In North America, we compete with other distributors, as well as several manufacturers of dental, medical and animal health products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. In the sale of our dental products, our primary competitors are Patterson Companies, Inc. and Benco Dental Supply Company. In addition, we compete against a number of other distributors that operate on a national, regional and local level. Our primary competitors in the sale of medical products are PSS World Medical, Inc., the General Medical division of McKesson Corp. and the Allegiance division of Cardinal Health, Inc., which are national distributors. In the animal health market, our primary competitors are Butler Animal Health Supply, LLC, MWI Veterinary Supply Inc., Animal Health International, Inc. and the Webster Veterinary division of Patterson Companies, Inc. We also compete against a number of regional and local medical and animal health distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to our dental practice management software, we compete against numerous companies, including PracticeWorks, Inc., which was recently acquired by a subsidiary of the Onex Corporation, and Patterson Companies, Inc. In the animal health practice management market, our primary competitor is IDEXX Laboratories, Inc. The medical practice management and electronic medical records market is very fragmented and therefore we compete against numerous companies such as Misys plc Healthcare Systems and Quality System’s, Inc.’s NextGen Healthcare Information Systems divisions.

     We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Planmeca Oy, Omega Pharma NV and Billericay Dental Supply Co. Ltd., as well as a large number of dental, medical and animal health product distributors and manufacturers in the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Ireland, Italy, Australia, New Zealand, Portugal, Spain and Switzerland.
     Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect operating results.
Competitive Strengths
     We have 75 years of experience in distributing products to healthcare practitioners resulting in strong awareness of the “Henry Schein” name. Our competitive strengths include:
Direct sales and marketing expertise. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement. The key elements of our direct sales and marketing efforts are:
•	Field sales consultants. We have approximately 2,425 field sales consultants, including equipment sales specialists, covering major North American and international markets. These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•	Direct marketing. During 2006, we distributed more than 35 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based healthcare customers.

•	Telesales. We support our direct marketing effort with approximately 1,375 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.
Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:
•	Consumable supplies and equipment. We offer over 70,000 Stock Keeping Units (“SKUs”) to our customers. Of the SKUs offered, approximately 42,000 are offered to our dental customers, approximately 35,000 to our medical customers and approximately 23,000 to our animal health customers. We offer over 100,000 additional SKUs to our customers in the form of special order items.

•	Technology and other value-added products and services. We sell practice management software systems to our dental, medical and animal health customers. Our practice management software products provide practitioners with patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs. As of December 30, 2006, more than 50,000 of our Dentrix®, Easy Dental®, Enterprise, Labnet (dental laboratory), EMR (medical) and our AVImark® (animal health) software systems were installed.

•	Repair services. We have 170 equipment sales and service centers worldwide that provide a variety of repair services for our healthcare customers. Our technicians provide installation and repair services for dental handpieces; dental, medical and animal health small equipment; table top sterilizers; and large dental equipment.

•	Financial services. We offer our customers assistance in operating their practices by providing access to a number of financial services and products at rates that we believe are generally lower than what they would be able to secure independently.
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
Cost-effective purchasing. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a low-cost provider of healthcare products. We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost. In 2006, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 30% and 7% of our aggregate purchases.
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

Products
     The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	2006	2005	2004
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory products and small equipment (1)	45.4%	46.9%	45.7%
Large dental equipment (2)	18.6	17.0	14.4

Total dental	64.0	63.9	60.1

Medical:
Medical products (3)	30.1	30.6	33.5
Animal health products (4)	4.0	3.6	4.3

Total medical	34.1	34.2	37.8

Total Healthcare Distribution	98.1	98.1	97.9

Technology
Software and related products and other value-added products (5)	1.9	1.9	2.1

Total	100.0%	100.0%	100.0%

(1)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(2)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(3)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.

(4)	Includes branded and generic pharmaceuticals, surgical products, small equipment and dental products.

(5)	Includes software and related products and other value-added products, including financial products and continuing education.
Business Strategy
     Our objective is to continue to expand as a value-added distributor of healthcare products and services to office-based healthcare practitioners. To accomplish this, we will apply our competitive strengths in executing the following strategies:
•	Increase penetration of our existing customer base. We intend to increase sales to our existing customer base and enhance our position as their primary supplier. In the North American dental market, total consumable sales per practitioner are estimated to be approximately $29,000, compared to our average dental customer’s sales of approximately $12,000 (or 42%). In the U.S. medical market, total sales per practitioner are estimated to be approximately $12,000, compared to our average U.S. medical customer’s sales of approximately $4,500 (or 38%). In the European dental market, total sales per practitioner are estimated to be approximately $23,000, compared to our average European dental customer’s sales of approximately $6,600 (or 29%).
•	Increase the number of customers we serve. This strategy includes increasing the number and productivity of field sales consultants, as well as using our customer database to focus our marketing efforts.
•	Leverage our value-added products and services. We intend to increase cross-selling efforts for key product lines. In the dental business, we have significant cross-selling opportunities between our dental practice management software users and our dental distribution customers. In the medical business, we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales to medical distribution customers, as well as cross-selling core products with these key products. In the animal health business, we have opportunities to sell several major new pharmaceutical lines to existing customers, as well as cross-selling opportunities from our dental sales expertise.
•	Pursue strategic acquisitions and joint ventures. Our acquisition strategy includes acquiring entities with businesses complementary to ours that will provide, among other things, additional sales to be channeled through our existing distribution infrastructure, access to additional product lines and networks of field sales consultants and an opportunity to further expand internationally.
Markets Served
     Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services. Between 2006 and 2016, the 45 and older population is expected to grow by approximately 18%. Between 2006 and 2026, this age group is expected to grow by approximately 32%. This compares with expected total U.S. population growth rates of 9% between 2006 and 2016 and 18% between 2006 and 2026.
     In the dental industry, there is predicted to be a rise in oral healthcare expenditures as this segment of the population increases. Cosmetic dentistry is another growing aspect of dental practices as new technologies allow dentists to offer cosmetic solutions that patients seek. At the same time, there is an increase in dental insurance coverage. Approximately 55% of the U.S. population now has some form of dental coverage, up from 47% in 1995.
     We support our dental professionals through the many SKUs that we offer, as well as through important value-added services, including practice management software, electronic claims processing, financial services and continuing education, all designed to help maximize a practitioner’s efficiency.
     There continues to be a migration of procedures from acute-care settings to physicians’ offices, a trend that provides additional opportunities for us. There also is the continuing use of vaccines, injectables and other pharmaceuticals in alternate-care settings. We believe we have established a leading position as a vaccine supplier to the office-based physician practitioner.
     We believe our international group is a leading European healthcare supplier servicing office-based dental, medical and animal health practices. We are in the process of implementing SAP Software across Europe. Additionally, we are expanding our dental full-service model throughout Europe and our medical offerings in countries where opportunities exist. Through our “Schein Direct” program, we have the capability to provide door-to-door air package delivery to practitioners in over 200 countries around the world.
Seasonality and Other Factors Affecting Our Business
     We experience fluctuations in quarterly earnings. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.
     Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results also may be adversely affected by a variety of other factors, including:
•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of functions of our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	changes in accounting principles;

•	product availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service trouble with our third-party shippers.
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
     The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be registered with the Secretary of Health and Human Services and be licensed by each state in which they conduct business, and act in accordance with federally established guidelines on storage, handling and record maintenance. The Safe Medical Devices Act of 1990, which also amended the Federal Food, Drug, and Cosmetic Act, imposes certain reporting and record-keeping requirements in the event of incidents involving serious injury, illness or death caused by a medical device distributed by us.
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

     Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, United States Food and Drug Administration, the Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices, or own pharmacy operations. The United States Drug Enforcement Administration, the Federal Food and Drug Administration and state regulatory authorities have broad enforcement powers, including the ability to seize or recall products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.
     Certain of our businesses are subject to federal and state healthcare fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Such laws prohibit, among other things, persons from soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering or purchasing of items or services that are paid for by government health care programs. The fraud and abuse laws and regulations are subject to frequent modification and varied interpretation. Certain of our businesses also maintain contracts with the federal government and are subject to certain regulatory requirements relating to government contractors.
     Certain of our businesses are subject to various additional federal, state and local laws and regulations, including with respect to the sale, transportation, handling and disposal of hazardous or potentially hazardous substances. In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the supply channel. For example, certain states are implementing pedigree requirements that require drugs to be accompanied by paperwork tracing drugs back to the manufacturers. There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system. At the federal level, the Federal Food and Drug Administration issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling our product and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, temporarily enjoining the implementation of the regulations in response to a case initiated by secondary distributors. We cannot predict the ultimate outcome of this legal proceeding.
     In addition, United States and international import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products. Certain of our businesses also may be subject to federal and state requirements relating to the protection and privacy of health or other personal information. We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records.
     While we believe that we are compliant with the foregoing laws and regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business, there can be no assurance that regulations that impact our business or customers’ practices will not have a material adverse impact on our business.

Proprietary Rights
     We hold trademarks relating to the “Henry Schein” name and logo, as well as certain other trademarks. Pursuant to agreements executed in connection with our reorganization in 1994, both Henry Schein, Inc. and Schein Pharmaceutical, Inc. (which was acquired by Watson Pharmaceuticals, Inc. in 2000), a company previously engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the “Schein” name in connection with their respective businesses, but Schein Pharmaceutical, Inc. is not entitled to use the name “Henry Schein.” We intend to protect our trademarks to the fullest extent practicable.
Employees
     As of December 30, 2006, we employed more than 11,000 full-time employees, including approximately 1,375 telesales representatives, 2,425 field sales consultants, including equipment sales specialists, 1,875 warehouse employees, 950 computer programmers and technicians, 975 management employees and 3,800 office, clerical and administrative employees. Approximately 453 or 4.1% of our employees were subject to collective bargaining agreements. We believe that our relations with our employees are excellent.
Available Information
     We make available free of charge through our Internet Web site, www.henryschein.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to these reports and statements filed or furnished pursuant to Section 13(a) and Section 16 of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC.
     The above information is also available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 or obtainable by calling the SEC at (800) 732-0330. In addition, the SEC maintains an Internet Web site at www.sec.gov, where the above information can be viewed.
     Our principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and our telephone number is (631) 843-5500. Unless the context specifically requires otherwise, the terms the “Company,” “Henry Schein,” “we,” “us” and “our” mean Henry Schein, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Officers of the Registrant
     The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	57	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	54	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	53	President, Chief Operating Officer, Director
Leonard A. David	58	Senior Vice President, Chief Compliance Officer
Stanley Komaroff	71	Senior Advisor
Mark E. Mlotek	51	Executive Vice President, Corporate Business Development, Director
Steven Paladino	49	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	52	President, Medical Group
Michael Zack	54	President, International Group
     Stanley M. Bergman has been our Chairman and Chief Executive Officer since 1989 and a director since 1982. Mr. Bergman held the position of President from 1989 to 2005. Mr. Bergman held the position of Executive Vice President from 1985 to 1989 and Vice President of Finance and Administration from 1980 to 1985.
     Gerald A. Benjamin has been our Executive Vice President and Chief Administrative Officer since 2000 and a director since 1994. Prior to holding his current position, Mr. Benjamin was Senior Vice President of Administration and Customer Satisfaction since 1993. Mr. Benjamin was Vice President of Distribution Operations from 1990 to 1992 and Director of Materials Management from 1988 to 1990. Before joining us in 1988, Mr. Benjamin was employed for 13 years in various management positions at Estée Lauder, Inc., where his last position was Director of Materials Planning and Control.
     James P. Breslawski has been our President and Chief Operating Officer since May 2005 and a director since 1992. Mr. Breslawski held the position of Executive Vice President and President of U.S. Dental from 1990 to April 2005, with primary responsibility for the North American Dental Group. Between 1980 and 1990, Mr. Breslawski held various positions with us, including Chief Financial Officer, Vice President of Finance and Administration and Controller.
     Leonard A. David has been our Senior Vice President and Chief Compliance Officer since March 2006. Mr. David held the position of Vice President and Chief Compliance Officer from March 2005 to March 2006. Mr. David held the position of Vice President of Human Resources and Special Counsel from 1995 to March 2005. Mr. David held the position of Vice President, General Counsel and Secretary from 1990 through 1994 and practiced corporate and business law for eight years prior to joining us.
     Stanley Komaroff has been Senior Advisor since 2003. Prior to joining us, Mr. Komaroff was a partner for 35 years in the law firm of Proskauer Rose LLP, counsel to us. He served as Chairman of that firm from 1991 to 1999.
     Mark E. Mlotek has been Executive Vice President of the Corporate Business Development Group since 2004 and was Senior Vice President of Corporate Business Development from 2000 to 2004. Prior to that, Mr. Mlotek was Vice President, General Counsel and Secretary from 1994 to 1999 and became a director in 1995. Prior to joining us, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, counsel to us, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

     Steven Paladino has been our Executive Vice President and Chief Financial Officer since 2000. Prior to holding his current position, Mr. Paladino was Senior Vice President and Chief Financial Officer from 1993 to 2000 and has been a director since 1992. From 1990 to 1992, Mr. Paladino served as Vice President and Treasurer and from 1987 to 1990 served as Corporate Controller. Before joining us, Mr. Paladino was employed in public accounting for seven years, most recently with the international accounting firm of BDO Seidman, LLP. Mr. Paladino is a certified public accountant.
     Michael Racioppi has been President of our Medical Group since 2000 and Interim President since 1999. Prior to holding his current position, Mr. Racioppi was Vice President from 1994 to 1999, with primary responsibility for the Medical Group and the marketing and merchandising groups. Mr. Racioppi served as Vice President and as Senior Director, Corporate Merchandising from 1992 to 1994. Before joining us in 1992, Mr. Racioppi was employed by Ketchum Distributors, Inc. as the Vice President of Purchasing and Marketing.
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
     We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce our role and that of other distributors. Industry consolidation among healthcare products distributors, the unavailability of products, whether due to our inability to gain access to products or to interruptions in supply from manufacturers, or the emergence of new competitors also could increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.
The healthcare industry is experiencing changes that could adversely affect our business.
     The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences. In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; pressures relating to potential healthcare reform; trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements among office-based healthcare practitioners; and changes in reimbursements to customers. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected. In addition, the enactment of any significant healthcare reforms could have a material adverse effect on our business.
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

     Applicable federal and state laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product supply tracking to the manufacturer of the product, personnel, privacy of health or other personal information, and the importation and exportation of products. Our business also is subject to requirements of foreign governmental laws and regulations affecting our operations abroad.
     The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations could negatively affect our business. There can be no assurance that current or future United States or foreign government regulations will not adversely affect our business. The costs to us associated with complying with the various applicable federal and state statutes and regulations, as they now exist and as they may be modified, could be material. Allegations by a state or the federal government that we have not complied with these laws could have a material adverse impact on our businesses. If it is determined that we have not complied with these laws, or if we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses or our ability to participate in federal and state healthcare programs. Any of the foregoing could have a material adverse impact on our businesses. We believe that the healthcare services industry will continue to be subject to extensive regulation at the federal, state and local levels and that we have adequate compliance programs and controls to ensure compliance with the laws and regulations.
If we fail to comply with laws and regulations in respect to healthcare fraud, we could suffer penalties or be required to make significant changes to our operations.
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
     Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:
•	costs of developing new applications and services;
•	costs related to acquisitions and/or integrations of technologies or businesses;
•	timing and amount of sales and marketing expenditures;
•	loss of sales representatives;
•	general economic conditions, as well as those specific to the healthcare industry and related industries;
•	timing of the release of functions of our technology-related products and services;
•	our success in establishing or maintaining business relationships;
•	changes in accounting principles;
•	product availability or recalls by manufacturers;
•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and
•	increases in the cost of shipping or service trouble with our third-party shippers.
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
     We are in the process of integrating companies that we acquired and assimilating the operations, services, products and personnel of each company with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, accounts receivable and management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.
We face inherent risk of exposure to product liability and other claims in the event that the use of the products we sell results in injury.
     Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical products, medical devices and other healthcare products. Additionally, we own a majority interest in a company that manufactures dental implants and we are subject to the potential risk of product liability or other claims relating to the manufacture of products by that entity. One of the potential risks we face in the distribution of our products is liability resulting from counterfeit products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability. We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business.
Our technology segment depends upon continued software and e-services product development, technical support and successful marketing.
     Competition among companies supplying practice-management software and/or e-services is intense and increasing. Our future sales of practice-management software and e-services will depend on, among other factors:
•	the effectiveness of our sales and marketing programs;
•	our ability to enhance our products and services; and
•	our ability to provide ongoing technical support.
     We cannot be sure that we will be successful in introducing and marketing new software, software enhancements or e-services, or that such software, software enhancements and e-services will be released on time or accepted by the market. Our software and applicable e-services products, like software products generally, may contain undetected errors or bugs when introduced or as new versions are released. We cannot be sure that future problems with post-release software errors or bugs will not occur. Any such defective software may result in increased expenses related to the software and could adversely affect our relationships with the customers using such software. We do not have any patents on our software or e-services, and rely upon copyright, trademark and trade secret laws, as well as contractual and common law protections. We cannot provide assurance that such legal protections will be available or enforceable to protect our software or e-services products.
Our revenues depend on our relationships with capable sales personnel as well as key customers, suppliers and manufacturers of the products that we distribute.
     Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as key customers, suppliers and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may suffer.
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
     In 2003, we entered into interest rate swap agreements to exchange our fixed-rate interest rates for variable interest rates payable on our $210.0 million senior notes. Our fixed interest rates on the senior notes were 6.9% and 6.7% for the $130.0 million and $80.0 million senior notes, respectively. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from fluctuations in interest rates.
The market price for our common stock may be highly volatile.
     The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:
•	the publication of earnings estimates or other research reports and speculation in the press or investment community;
•	changes in our industry and competitors;
•	our financial condition, results of operations and cash flows and prospects;
•	any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock and the grant or exercise of stock options from time to time;
•	the dilutive impact of convertible debt on our earnings per share;
•	general market and economic conditions; and
•	any outbreak or escalation of hostilities in areas where we do business.
     In addition, the Nasdaq Stock Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on Nasdaq. Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies. This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which would have an adverse effect on our business.

Certain provisions in our governing documents and other documents to which we are a party may discourage third-party offers to acquire us that might otherwise result in our stockholders receiving a premium over the market price of their shares.
     The provisions of our certificate of incorporation and by-laws may make it more difficult for a third party to acquire us, may discourage acquisition bids and may limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions, among other things:
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
Tax legislation initiatives could adversely affect our net earnings and tax liabilities.
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
Item 1B. Unresolved Staff Comments
     We have no unresolved comments from the staff of the United States Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2006 fiscal year.

ITEM 2. Properties
     We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Administrative Office (1)	Pelham, NY	Lease	108,000	July 2007
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2011
Distribution Center	Denver, PA	Lease	613,000	February 2013
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Indianapolis, IN	Lease	144,000	June 2009
Distribution Center	Grapevine, TX	Lease	176,000	July 2008
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	June 2013
Distribution Center	Niagara on the Lake, Canada	Lease	94,000	September 2016
Distribution Center	Sparks, NV	Lease	271,000	March 2011
Distribution Center	Gillingham, United Kingdom	Lease	103,000	April 2010
Distribution Center	Tours, France	Own	133,000	N/A

(1)	We are subletting 66,500 square feet of this facility through July 2007 to a third-party.
     The properties listed in the table above are our principal properties primarily used by our healthcare distribution segment. In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Canada, France, Germany, the Netherlands, Belgium, Luxembourg, Switzerland, Spain, Austria, the Czech Republic, Israel, Italy, Ireland, Portugal, the United Kingdom, Australia and New Zealand. During 2007, we will commence operations of a new distribution center in Switzerland.
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
     As of December 30, 2006, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of December 30, 2006, we were a defendant in approximately 44 product liability cases. In many of these cases, the manufacturers have agreed to defend and indemnify us. The manufacturers have withheld defense indemnification in some of these cases pending product identification. In our opinion, these cases are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.
ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2006.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the NASDAQ Global Select Market tier of the Nasdaq Stock Market (“NASDAQ”) under the symbol HSIC. NASDAQ became operational as a stock exchange on August 1, 2006. Our common stock was quoted on NASDAQ before that time, including on the NASDAQ National Market tier before July 3, 2006. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ (on and after August 1, 2006) and the high and low bid prices of our common stock as quoted on NASDAQ (before August 1, 2006) for each quarterly period in fiscal 2006 and 2005:

	High	Low
Fiscal 2006:
1st Quarter	$49.20	$42.82
2nd Quarter	49.57	44.37
3rd Quarter	52.35	46.17
4th Quarter	54.08	47.50

Fiscal 2005:
1st Quarter	$40.50	$32.70	*
2nd Quarter	42.39	35.66
3rd Quarter	44.13	40.06
4th Quarter	45.93	38.08

*	Adjusted for stock split effective on February 28, 2005.
     On February 16, 2007, there were approximately 901 holders of record of our common stock and the last reported sales price was $52.41.

Purchases of Equity Securities by the Issuer
     Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. As of December 30, 2006, we had repurchased $128.8 million or 3,373,142 shares under this initiative, with $71.2 million remaining for future common stock share repurchases.
     The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 30, 2006:

	Total		Total Number of	Maximum Number of
	Number	Average	Shares Purchased as	Shares that May Yet
	of Shares	Price Paid	Part of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Announced Program	Our Program (2)

10/01/06 through 11/04/06	—	—	—	1,698,196
11/05/06 through 12/02/06	30,000	$48.56	30,000	1,613,144
12/03/06 through 12/30/06	265,137	49.43	265,137	1,453,920

Total	295,137		295,137

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.
Dividend Policy
     We have not declared any cash dividends on our common stock during fiscal years 2006 or 2005. We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. The agreements governing our senior notes limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock.) As of December 30, 2006, the amount of retained earnings free of restrictions was $503.0 million.

Stock Performance Graph
     The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 29, 2001, the last trading day before the beginning of our 2002 fiscal year, through the end of fiscal 2006 with the cumulative total return on $100 invested for the same period in the Nasdaq Stock Market (U.S. companies) Composite Index and the Dow Jones U.S. Health Care Index.
     The graph also compares the cumulative total stockholder return to our former Peer Group Index which includes the following companies: Dentsply International Inc., MSC Industrial Direct Co., Inc., Omnicare, Inc., Owens & Minor, Inc., Patterson Companies, Inc., PSS World Medical, Inc. and W.W. Grainger, Inc. Two companies, Fisher Scientific International Inc. and Sybron Dental Specialties, Inc., previously included in our Peer Group, were removed because they were acquired in 2006.
COMPARE 5-YEAR CUMULATIVE TOTAL RETURN
AMONG HENRY SCHEIN, INC.,
NASDAQ MARKET INDEX AND PEER GROUP INDEX

ASSUMES $100 INVESTED ON DECEMBER 29, 2001
ASSUMES DIVIDENDS REINVESTED
FISCAL YEAR ENDING DECEMBER 30, 2006

	December 29,	December 28,	December 27,	December 25,	December 31,	December 30,
	2001	2002	2003	2004	2005	2006

Henry Schein, Inc.	$100.00	$119.88	$181.03	$180.95	$233.49	$262.07

Peer Group Index .	100.00	101.32	131.69	163.02	176.85	173.20

NASDAQ Market Index	100.00	69.75	104.88	113.70	116.19	128.12

Dow Jones U.S. Health Care Index	100.00	77.18	92.00	96.87	105.75	113.03

ITEM 6. Selected Financial Data
     The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 30, 2006, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto. The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 30,	December 31,	December 25,	December 27,	December 28,
	2006	2005 (1)	2004 (1)	2003 (1)	2002 (1)
	(in thousands, except per share data)

Income Statement Data:
Net sales	$5,153,097	$4,635,929	$3,898,485	$3,194,031	$2,675,645
Gross profit	1,480,055	1,316,936	1,054,465	908,163	771,538
Selling, general and administrative expenses (2)	1,175,158	1,053,798	862,267	690,393	591,915
Operating income	304,897	263,138	192,198	217,770	179,623
Other expense, net	(9,295)	(16,534)	(11,121)	(8,973)	(6,933)
Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	295,602	246,604	181,077	208,797	172,690
Income taxes from continuing operations	(105,220)	(90,456)	(67,016)	(77,959)	(63,487)
Minority interest in net income of subsidiaries	(8,090)	(5,963)	(1,486)	(2,807)	(2,591)
Equity in earnings of affiliates	835	827	1,699	931	659
Income from continuing operations	183,127	151,012	114,274	128,962	107,271
Income (loss) from discontinued operations, net of tax (3)	(19,368)	(11,253)	2,565	(794)	4,146
Net income	$163,759	$139,759	$116,839	$128,168	$111,417

Earnings from continuing operations per share:
Basic	$2.08	$1.74	$1.31	$1.48	$1.23
Diluted	2.04	1.71	1.29	1.45	1.21

Earnings (loss) from discontinued operations per share:
Basic	$(0.22)	$(0.13)	$0.03	$(0.01)	$0.05
Diluted	(0.22)	(0.13)	0.03	(0.01)	0.04

Earnings per share:
Basic	$1.86	$1.61	$1.34	$1.47	$1.28
Diluted	1.82	1.58	1.32	1.44	1.25

Weighted-average common shares outstanding:
Basic	87,952	87,006	87,253	87,417	86,978
Diluted	89,820	88,489	88,646	89,099	89,007

	Years ended
	December 30,	December 31,	December 25,	December 27,	December 28,
	2006	2005	2004	2003	2002
	(in thousands)

Net Sales by Market Data:
Healthcare Distribution (4):
Dental (5)	$2,136,830	$1,896,643	$1,602,457	$1,364,812	$1,227,273
Medical (6)	1,516,155	1,394,121	1,284,279	1,178,310	944,600
International (7)	1,401,889	1,256,910	928,207	576,628	437,046

Total Healthcare Distribution	5,054,874	4,547,674	3,814,943	3,119,750	2,608,919
Technology (8)	98,223	88,255	83,542	74,281	66,726

Total	$5,153,097	$4,635,929	$3,898,485	$3,194,031	$2,675,645

	As of
	December 30,	December 31,	December 25,	December 27,	December 28,
	2006	2005	2004	2003	2002
	(in thousands)

Balance Sheet data:
Total assets	$2,881,146	$2,583,120	$2,433,670	$1,819,370	$1,558,052
Long-term debt	455,806	489,520	525,682	247,100	242,561
Minority interest	21,746	12,353	12,438	11,532	6,748
Stockholders’ equity (1)	1,470,963	1,249,154	1,117,706	1,006,551	863,133

(1)	Adjusted to reflect the effects of our adoption of FAS 123(R) using the modified retrospective application.

(2)	During 2004, we recorded a $13.2 million pre-tax ($8.4 million post-tax) charge related to our Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron would be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the year ended December 25, 2004 was $(0.10).

(3)	On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business, previously reported as part of our healthcare distribution reportable segment. The sale price was $36.5 million, which was received during the second quarter of 2006. As a result of this sale, included in the operating results from discontinued operations for 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale, including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs. Also, because the decision to divest this business was reached in 2005, we recorded an impairment charge to our long-lived assets of approximately $7.0 million, net of tax, or $(0.08) per diluted share in 2005.

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

(4)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(5)	Consists of products sold in the United States and Canada.

(6)	Consists of products sold in the United States’ medical and animal health markets.

(7)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(8)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.

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
     Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: competitive factors; changes in the healthcare industry; changes in government regulations that affect us; financial risks associated with our international operations; fluctuations in quarterly earnings; our dependence on third parties for the manufacture and supply of our products; transitional challenges associated with acquisitions; financial risks associated with acquisitions; regulatory and litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence upon sales personnel and key customers; our dependence on our senior management; possible increases in the cost of shipping our products or other service trouble with our third-party shippers; risks from rapid technological change; risks from potential increases in variable interest rates; possible volatility of the market price of our common stock; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation that affect us. The order in which these factors appear should not be construed to indicate their relative importance or priority.
     We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict. Accordingly, forward-looking statements should not be relied upon as a prediction of actual results. We undertake no duty and have no obligation to update forward-looking statements.
Executive Level Overview
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 500,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our 75 years of experience distributing healthcare products.
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
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including animal health) and international operating segments. Products distributed include consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
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
Industry Consolidation
     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $22.0 billion in 2006 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.
     Due in part to the inability of office-based healthcare practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has been characterized by frequent, small-quantity orders, and a need for rapid, reliable and substantially complete order fulfillment. The purchasing decisions within an office-based healthcare practice are typically made by the practitioner or an administrative assistant. Supplies and small equipment are generally purchased from more than one distributor, with one generally serving as the primary supplier.
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
     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding over 25% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold over 50% of the market, and in the European dental market, we estimate that more than 200 smaller distributors hold over 80% of the market.
     As the healthcare industry continues to change, we continually evaluate possible candidates for merger or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the healthcare industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur merger and acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.
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
     As a result of these market dynamics, the annual expenditures for healthcare services continue to increase in the United States. The Centers for Medicare and Medicaid Services (CMS) published “National Health Care Expenditures Projections: 2005 — 2015” indicating that total national healthcare spending reached $1.9 trillion in 2004, or 16.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $4.0 trillion in 2015, an estimated 20.0% of the nation’s gross domestic product.
Government Influences
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
     There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system. Certain states have already adopted laws and regulations, including pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system. Regulations adopted under the federal Prescription Drug Marketing Act, effective December, 2006, require the passage of pedigree information. Other states and government agencies are currently considering similar laws and regulations. We continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.
Results of Operations
     The following table summarizes the significant components of our operating results and cash flows for each of the three years ended December 30, 2006, December 31, 2005 and December 25, 2004 (in thousands):

	Years ended
	December 30,	December 31,	December 25,
	2006	2005 (1)	2004 (1)
Operating Results:
Net sales	$5,153,097	$4,635,929	$3,898,485
Cost of sales	3,673,042	3,318,993	2,844,020

Gross profit	1,480,055	1,316,936	1,054,465
Operating expenses:
Selling, general and administrative (2)	1,175,158	1,053,798	862,267

Operating income	$304,897	$263,138	$192,198

Other expense, net	$(9,295)	$(16,534)	$(11,121)
Income from continuing operations	183,127	151,012	114,274
Income (loss) from discontinued operations, net of tax	(19,368)	(11,253)	2,565
Net income	163,759	139,759	116,839

	Years ended
	December 30,	December 31,	December 25,
	2006	2005 (1)(3)	2004 (1)
Cash Flows:
Net cash provided by operating activities	$235,317	$254,776	$182,621
Net cash used in investing activities	(180,361)	(206,681)	(171,829)
Net cash provided by (used in) financing activities	(21,274)	(28,501)	34,748

(1)	Adjusted to reflect the effects of our adoption of FAS 123(R) using the modified retrospective application.

(2)	During 2004, we recorded a $13.2 million pre-tax ($8.4 million post-tax) charge related to our Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron would be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the year ended December 25, 2004 was $(0.10).

(3)	Adjusted to reflect the reclassification of variable rate demand notes from ‘cash and cash equivalents’ to ‘available for sale securities’ at December 31, 2005.

2006 Compared to 2005
Net Sales
     Net sales for 2006 and 2005 were as follows (in thousands):

		% of		% of
	2006	Total	2005	Total
Healthcare distribution (1):
Dental (2)	$2,136,830	41.5%	$1,896,643	40.9%
Medical (3)	1,516,155	29.4	1,394,121	30.1
International (4)	1,401,889	27.2	1,256,910	27.1

Total healthcare distribution	5,054,874	98.1	4,547,674	98.1
Technology (5)	98,223	1.9	88,255	1.9

Total	$5,153,097	100.0%	$4,635,929	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products and equipment sold in the United States’ medical and animal health markets.

(4)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.
     The $517.2 million, or 11.2%, increase in net sales for the year ended December 30, 2006 includes increases of 10.6% local currency growth (5.2% internally generated primarily due to volume growth and 5.4% from acquisitions) and 0.6% related to foreign currency exchange.
     The $240.2 million, or 12.7%, increase in dental net sales for the year ended December 30, 2006 includes increases of 11.9% local currency growth (8.4% internally generated primarily due to increased volume and 3.5% from acquisitions) and 0.8% related to foreign currency exchange. The 11.9% local currency growth was due to dental consumable merchandise sales growth of 9.8% (6.1% internal growth and 3.7% from acquisitions) and dental equipment sales and service growth of 18.4% (15.6% internal growth and 2.8% from acquisitions).
     The $122.0 million, or 8.8%, increase in medical net sales for the year ended December 30, 2006 includes increases of 8.8% local currency growth (0.6% internally generated and 8.2% from acquisitions).
     The $145.0 million, or 11.5%, increase in international net sales for the year ended December 30, 2006 includes increases of 10.7% in local currencies (5.6% from acquisitions and 5.1% internally generated), and 0.8% related to foreign currency exchange.
     The $10.0 million, or 11.3%, increase in technology net sales for the year ended December 30, 2006 includes increases of 10.9% in local currency growth (8.6% internally generated and 2.3% from acquisitions) and 0.4% due to foreign currency exchange. The increase was driven by growth in electronic service, financial services and support/maintenance revenue.

Gross Profit
     Gross profit and gross margins for 2006 and 2005 by segment and in total were as follows (in thousands):

		Gross		Gross
	2006	Margin %	2005	Margin %

Healthcare distribution	$1,404,552	27.8%	$1,249,836	27.5%
Technology	75,503	76.9	67,100	76.0

Total	$1,480,055	28.7	$1,316,936	28.4

     Gross profit increased $163.1 million, or 12.4%, for the year ended December 30, 2006 compared to the prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $154.7 million, or 12.4%, for the year ended December 30, 2006 compared to the prior year period. Healthcare distribution gross profit margin increased slightly to 27.8% for the year ended December 30, 2006 from 27.5% for the comparable prior year period.
     Technology gross profit increased $8.4 million, or 12.5%, for the year ended December 30, 2006 compared to the prior year period. Technology gross profit margin increased to 76.9% for the year ended December 30, 2006 from 76.0% for the comparable prior year period, primarily due to a change in sales mix reflecting a larger percentage of higher margin electronic and financial services sales and other cost improvements, largely in technical support.
Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for 2006 and 2005 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2006	Net Sales	2005 (1)	Net Sales

Healthcare distribution	$1,136,858	22.5%	$1,019,317	22.4%
Technology	38,300	39.0	34,481	39.1

Total	$1,175,158	22.8	$1,053,798	22.7

(1)	Adjusted to reflect the effects of our adoption of FAS 123(R) using the modified retrospective application.
     Selling, general and administrative expenses increased by $121.4 million, or 11.5%, for the year ended December 30, 2006 compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 22.8% from 22.7% for the comparable prior year period. This increase of 0.1% was primarily due to payroll and other expenses related to recent acquisitions.
     As a component of total selling, general and administrative expenses, selling expenses increased $88.3 million, or 12.5%, for the year ended December 30, 2006 from the prior year period. The increase was primarily due to payroll and other expenses related to recent acquisitions. As a percentage of net sales, selling expenses increased to 15.4% from 15.2% for the comparable prior year period.

     As a component of total selling, general and administrative expenses, general and administrative expenses increased $33.1 million, or 9.5%, for the year ended December 30, 2006 from the prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.4% from 7.5% for the comparable prior year period.
Other Expense, Net
     Other expense, net for the years ended 2006 and 2005 was as follows (in thousands):

	2006	2005

Interest income	$16,440	$7,315
Interest expense	(27,800)	(25,508)
Other, net	2,065	1,659

Other expense, net	$(9,295)	$(16,534)

     Other expense, net decreased $7.2 million to $9.3 million for the year ended December 30, 2006 from the comparable prior year period. This decrease was primarily due to an increase in interest income due to higher interest rates and average investment balances, a gain of approximately $2.0 million associated with a change in accounting for net investment hedging arrangements (see Note 1 to accompanying consolidated financial statements) and a reduction of interest expense of approximately $2.8 million representing the interest rate component of our mark-to-market adjustment, partially offset by increased interest expense due to higher interest rates.
Income Taxes
     For the year ended December 30, 2006, our effective tax rate from continuing operations was 35.6% compared to 36.7% for the prior year period. The difference between our effective tax rates and the federal statutory rates for both periods primarily relates to state income taxes.
Income (Loss) from Discontinued Operations
     In the first quarter of 2006 and during the year ended December 31, 2005, we recognized a loss of $19.4 million and $11.3 million, net of tax, related to discontinued operations (see Note 6 in the accompanying annual consolidated financial statements for further discussion).
Net Income
     Net income increased $24.0 million, or 17.2%, for the year ended December 30, 2006 compared to the prior year period. In 2006, net income includes a loss on the sale of discontinued operations of $19.4 million, net of taxes. In 2005, net income includes an impairment charge related to long-lived assets of discontinued operations of $7.0 million, net of tax.

2005 Compared to 2004
Net Sales
     Net sales for 2005 and 2004 were as follows (in thousands):

		% of		% of
	2005	Total	2004	Total
Healthcare distribution (1):
Dental (2)	$1,896,643	40.9%	$1,602,457	41.1%
Medical (3)	1,394,121	30.1	1,284,279	33.0
International (4)	1,256,910	27.1	928,207	23.8

Total healthcare distribution	4,547,674	98.1	3,814,943	97.9
Technology (5)	88,255	1.9	83,542	2.1

Total	$4,635,929	100.0%	$3,898,485	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products and equipment sold in the United States’ medical and animal health markets.

(4)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.
     The $737.4 million, or 18.9%, increase in net sales for the year ended December 31, 2005 includes increases of 18.8% local currency growth (8.4% internally generated primarily due to volume growth and 10.4% from acquisitions) and 0.1% related to foreign currency exchange.
     The $294.2 million, or 18.4%, increase in dental net sales for the year ended December 31, 2005 includes increases of 17.9% local currency growth (11.3% internally generated primarily due to increased volume and 6.6% from acquisitions) and 0.5% related to foreign currency exchange. The 17.9% local currency growth was due to dental consumable merchandise sales growth of 15.5% (9.2% internal growth and 6.3% from acquisitions) and dental equipment sales and service growth of 25.7% (18.2% internal growth and 7.5% from acquisitions).
     The $109.8 million, or 8.6%, increase in medical net sales for the year ended December 31, 2005 includes increases of 8.6% local currency growth (7.6% internally generated, of which 4.1% was due to the absence of Fluvirin® influenza vaccine in 2004, and 1.0% from acquisitions).
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

Gross Profit
     Gross profit and gross margins for 2005 and 2004 by segment and in total were as follows (in thousands):

		Gross		Gross
	2005	Margin %	2004	Margin %

Healthcare distribution	$1,249,836	27.5%	$992,537	26.0%
Technology	67,100	76.0	61,928	74.1

Total	$1,316,936	28.4	$1,054,465	27.0

     Gross profit increased $262.5 million, or 24.9%, for the year ended December 31, 2005 compared to the prior year period.
     Healthcare distribution gross profit increased $257.3 million, or 25.9%, for the year ended December 31, 2005 compared to the prior year period. Healthcare distribution gross profit margin increased to 27.5% for the year ended December 31, 2005 from 26.0% for the comparable prior year period, primarily due to the absence of Fluvirin® influenza vaccine in 2004. These increases reflect a focus on margin improvement, including the shedding of certain lower margin pharmaceutical products by our medical business.
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
Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for 2005 and 2004 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2005 (1)	Net Sales	2004 (1)	Net Sales

Healthcare distribution	$1,019,317	22.4%	$829,834	21.8%
Technology	34,481	39.1	32,433	38.8

Total	$1,053,798	22.7	$862,267	22.1

(1)	Adjusted to reflect the effects of our adoption of FAS 123(R) using the modified retrospective application.
     Selling, general and administrative expenses increased by $191.5 million, or 22.2%, for the year ended December 31, 2005 compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 22.7% from 22.1% for the comparable prior year period. This increase of 0.6% was primarily due to payroll and other expenses related to recent acquisitions, partially offset by the absence of the 2004 $13.2 million charge related to Fluvirin®, as previously discussed.
     As a component of total selling, general and administrative expenses, selling expenses increased $141.6 million, or 25.1%, for the year ended December 31, 2005 from the prior year period. The increase was primarily due to payroll and other expenses related to recent acquisitions. As a percentage of net sales, selling expenses increased to 15.2% from 14.5% for the comparable prior year period.
     As a component of total selling, general and administrative expenses, general and administrative expenses increased $49.9 million, or 16.8%, for the year ended December 31, 2005 from the prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.5% from 7.6% for the comparable prior year period primarily due to the absence of the 2004 $13.2 million charge related to Fluvirin®.
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
Income (Loss) from Discontinued Operations
     During the year ended December 31, 2005, we recognized a loss of $11.3 million, net of tax, related to discontinued operations (see Note 6 in the accompanying annual consolidated financial statements for further discussion).
Net Income
     Net income increased $22.9 million, or 19.6%, for the year ended December 31, 2005 compared to the prior year period. In 2005, net income includes an impairment charge related to long-lived assets of discontinued operations of $7.0 million, net of tax. In 2004, net income includes a charge of $8.4 million, net of tax, related to Chiron Fluvirin®.

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
     We finance our business primarily through cash generated from our operations, revolving credit facilities, debt placements and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for, and provision by our suppliers of, our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain consistent in the foreseeable future. We do not expect the loss of cash flows from discontinued operations to have a material impact on our future liquidity or capital resources.
     Net cash flow provided by operating activities was $235.3 million for the year ended December 30, 2006 compared to $254.8 million for the comparable prior year period. This net change of $19.5 million was due primarily to timing changes in working capital accounts, partially offset by increased net income. Net cash used in investing activities was $180.4 million for the year ended December 30, 2006 compared to $206.7 million for the comparable prior year period. Net cash used in financing activities was $21.3 million for the year ended December 30, 2006 compared to net cash used in financing activities of $28.5 million for the prior year period.
     We expect to invest approximately $45.0 million to $50.0 million during 2007 in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate certain operations into our core structure.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 30,	December 31,
	2006	2005 (1)

Cash and cash equivalents	$248,647	$210,683
Available-for-sale securities	47,999	124,010
Working capital	834,760	860,295

Debt:
Bank credit lines	$2,528	$2,093
Current maturities of long-term debt	41,036	33,013
Long-term debt	455,806	489,520

Total debt	$499,370	$524,626

(1)	Adjusted to reflect our reclassification of $43.8 million of variable-rate demand notes from cash and cash equivalents to available-for-sale securities within our consolidated balance sheet.
     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At December 30, 2006 and December 31, 2005, our available-for-sale securities consisted of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes.
     Our business requires a substantial investment in working capital, which is susceptible to variations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory. We anticipate future increases in our working capital requirements as a result of continuing sales growth.
     Our accounts receivable days sales outstanding from continuing operations improved to 40.8 days as of December 30, 2006 from 41.8 days as of December 31, 2005. During the year ended December 30, 2006, we wrote-off approximately $6.6 million of fully reserved accounts receivable against our trade receivable reserve, which had no effect on our 2006 earnings. Our inventory turns from continuing operations decreased to 6.8 as of December 30, 2006 from 7.0 as of December 31, 2005.
     The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 5.5%), as well as operating and capital lease obligations and inventory purchase commitments as of December 30, 2006:

	Payments due by period (in thousands)
	< 1 year	1 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Inventory purchase commitments	$238,153	$349,816	$299,428	$568,708	$1,456,105
Long-term debt, including interest	62,040	205,969	26,866	258,656	553,531
Operating lease obligations	48,764	69,831	40,106	57,752	216,453
Capital lease obligations, including interest	2,334	3,936	2,107	13,698	22,075
Interest rate swap agreements	3,200	3,638	235	—	7,073

Total	$354,491	$633,190	$368,742	$898,814	$2,255,237

     Inventory purchase commitments include obligations to purchase influenza vaccine from GlaxoSmithKline Biologicals (formerly ID Biomedical Corporation), Novartis AG and the Sanofi-Aventis Group through 2014 which require us to pay an amount per dose based on the prevailing market price or formula price in each respective year. The amounts included in the above table related to these purchase commitments were determined using current market conditions.
     In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year, which commenced on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $46.34 per share, under the following circumstances:
•	if the price of our common stock is above 130% of the conversion price measured over a specified number of trading days;

•	during the five business-day period following any 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 98% of the average conversion value for the notes during that period;

•	if the notes have been called for redemption; or

•	upon the occurrence of a fundamental change or specified corporate transactions, as defined in the note agreement.
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
     Our $130.0 million senior notes are due on June 30, 2009 and bear interest at a fixed rate of 6.9% per annum. On September 25, 2006, we made our first annual principal payment of $20.0 million on our $100.0 million senior notes which bear interest at a fixed rate of 6.7% per annum. Principal payments are due annually on September 25, 2006 through 2010. Interest on both notes is payable semi-annually.
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of December 30, 2006, there is $210.0 million of principal remaining with a weighted-average interest rate of 8.1%. For the year ended December 30, 2006, the weighted-average variable interest rate was 8.6%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility, which expires in May 2010, replaced our previous revolving credit facility of $200.0 million, which was scheduled to expire in May 2006. As of December 30, 2006, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004, we announced that our Board of Directors had authorized a common stock repurchase program. This program previously allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding on the announcement date. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares of our common stock to be repurchased under this program. As of December 30, 2006, we had repurchased $128.8 million or 3,373,142 shares under this initiative, with $71.2 million remaining for future common stock share repurchases.
     Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations or at a price pursuant to a formula as defined in the agreements, which approximates fair value. Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.
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
Critical Accounting Policies and Estimates
     The preparation of consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We base our estimates on historical data, when available, experience, industry and market trends, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, by their nature, estimates are subject to various assumptions and uncertainties. Reported results are therefore sensitive to any changes in our assumptions, judgments and estimates, including the possibility of obtaining materially different results if different assumptions were to be applied.
     We believe that the following critical accounting policies, which have been discussed with our audit committee, affect the significant estimates and judgments used in the preparation of our financial statements:
Revenue Recognition
     We generate revenue from the sale of dental, medical and animal health consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra-revenue adjustments are recorded based upon historical data and estimates and are provided for in the period in which the related sales are recognized.
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
     We regard our reporting units to be our operating segments (dental, medical (including animal health), international and technology). Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some factors we consider important, which could trigger an interim impairment review, include:
•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of acquired assets or the strategy for our overall business (e.g. decision to divest a business); or

•	significant negative industry or economic trends.
     If we determine through the impairment review process that goodwill or other indefinite-lived intangible assets are impaired, we will record an impairment charge in our consolidated statement of income.
Supplier Rebates
     Supplier rebates are included as a reduction to cost of sales and are recognized as they are earned. The factors we consider in estimating supplier rebate accruals include forecasted inventory purchases and sales, in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume. Although we believe our judgments, estimates and/or assumptions related to supplier rebates are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.

Long-Lived Assets
     Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and intellectual property. When an impairment exists, the related assets are written down to fair value. Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment.” We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation” in our consolidated financial statements. We elected to adopt the modified retrospective application method provided by FAS 123(R), and accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing had been applied from the original effective date of FAS 123. Such results are consistent with our previously reported pro forma disclosures required under FAS 123.
     We measure stock-based compensation at the grant date, based on the estimated fair value of the award. Awards under our equity incentive plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units).
     We estimate the fair value of stock options using the Black-Scholes valuation model which requires us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields.
     We issue restricted stock that vests based on the recipient’s continued service over time (four-year cliff vesting) and restricted stock that vests based on our achieving specified performance measurements (three-year cliff vesting).
     With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our earnings per share performance measured against specified targets over a three-year period. We estimate the fair value of performance-based restricted stock based on our closing stock price assuming that performance targets will be achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.
     Although we believe our judgments, estimates and/or assumptions related to stock-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.

Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have completed our initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.
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
     In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 123(R).” FAS 158 requires an employer to recognize the over- or under-funded status of a defined benefit plan as an asset or liability in the statement of financial position and to recognize changes in that funded status, net of tax through comprehensive income, in the year in which the changes occur. FAS 158 also requires an employer to measure the funded status of a defined benefit plan as of the date of its year end statement of financial position. The provisions of FAS 158 are effective for our year ended December 30, 2006, with the exception of the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our fiscal year ending December 27, 2008. During December 2006, we implemented the requirement to recognize the funded status of our retirement benefit plans. Recognizing the funded status of our defined benefit plans did not have a material impact on our statement of financial position.

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
Interest Rate Swap Agreements
     We have fixed rate senior notes of $130.0 million at 6.9% and $80.0 million at 6.7%. During 2003, we entered into interest rate swap agreements to exchange these fixed interest rates for variable interest rates. The variable rates are comprised of LIBOR plus the spreads and reset on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.1 million.
     As of December 30, 2006, the fair value of our interest rate swap agreements recorded in other current and non-current liabilities in our consolidated balance sheet was $6.7 million, which represented the amount that would be paid upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to current and non-current assets or liabilities with an offsetting adjustment to the carrying value of the $210.0 million notes as such hedges are deemed fully effective.
Net Investment Hedging
     During the year ended December 30, 2006, we implemented a change in our method of assessing the amount of effectiveness on all newly transacted net investment hedges to be based on changes in spot exchange rates. Previously, we assessed the amount of effectiveness using a method based on changes in forward exchange rates. This change in method essentially converts certain U.S. LIBOR based borrowings to Euro LIBOR based borrowings, allowing us to better align our interest costs and the currency-denomination of funding the business with the geography of our business interests.
     With regard to all net investment hedging arrangements that existed at the time of this change, we stopped applying hedge accounting prospectively from the date of change. As a result, we recognized a pre-tax gain of approximately $2.0 million, representing the foreign exchange component of our mark-to-market adjustment for the period from the date of change through December 30, 2006.
     Additionally, as a result of this change, we recognized a reduction in interest expense of approximately $2.8 million representing the interest rate component of our mark-to-market adjustment. Given current market conditions, we expect further reductions of interest expense into the foreseeable future.
Foreign Currency Agreements
     The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward and swap contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term (i.e., 12 months or less) foreign currency forward and swap contracts to protect against currency exchange risks associated with long-term intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.
     As of December 30, 2006, we had outstanding foreign currency forward and swap contracts with notional amounts of $478.7 million, of which $420.2 million related to intercompany debt and $58.5 million related to the purchase of merchandise from foreign suppliers. The contracts hedge currency fluctuations against the U.S. Dollar for Euros ($334.4 million), British Pounds ($34.8 million), Australian Dollars ($22.7 million), Swiss Francs ($1.1 million), Japanese Yen ($168.5 thousand) and Canadian Dollars ($5.3 million). In addition, our international business entered into hedges against currency fluctuations relative to local functional currencies. The notional amount of such contracts was $80.2 million. A hypothetical 5% change of the value of the U.S. Dollar would change the fair value of our foreign currency exchange agreements by $20.6 million.
     As of December 30, 2006, the fair value of our foreign currency exchange agreements, which expire through January 2, 2008, recorded in other current liabilities was $8.7 million, as determined by quoted market prices. For the year ended December 30, 2006, we had realized net gains of $1.5 million and unrealized gains of $1.5 million relating to such agreements.

ITEM 8. Financial Statements and Supplementary Data
All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York
     We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Henry Schein, Inc. at December 30, 2006 and December 31, 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2006 in conformity with accounting principles generally accepted in the United States of America.
     As described in Note 12, in 2006 the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” utilizing the modified retrospective application method. Accordingly, the prior years’ financial statements have been adjusted to reflect results as if the fair value method of expensing such share-based payments had been applied for such periods.
     We also have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Henry Schein, Inc.’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 26, 2007 expressed an unqualified opinion.
/s/ BDO SEIDMAN, LLP
New York, New York
February 26, 2007

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 30,	December 31,
	2006	2005
		(Adjusted — Notes 12 & 14)
ASSETS
Current assets:
Cash and cash equivalents	$248,647	$210,683
Available-for-sale securities	47,999	124,010
Accounts receivable, net of reserves of $40,536 and $52,308	610,020	582,617
Inventories, net	584,103	505,542
Deferred income taxes	28,240	35,505
Prepaid expenses and other	125,839	126,052

Total current assets	1,644,848	1,584,409
Property and equipment, net	225,038	190,746
Goodwill	773,801	626,869
Other intangibles, net	161,542	123,204
Investments and other	75,917	57,892

Total assets	$2,881,146	$2,583,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$414,062	$371,392
Bank credit lines	2,528	2,093
Current maturities of long-term debt	41,036	33,013
Accrued expenses:
Payroll and related	110,401	96,113
Taxes	59,007	65,070
Other	183,054	156,433

Total current liabilities	810,088	724,114
Long-term debt	455,806	489,520
Deferred income taxes	62,334	54,432
Other liabilities	60,209	53,547

Minority interest	21,746	12,353
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 88,499,321 outstanding on December 30, 2006 and 87,092,238 outstanding on December 31, 2005	885	871
Additional paid-in capital	614,551	559,266
Retained earnings	808,164	667,958
Accumulated other comprehensive income	47,363	21,059

Total stockholders’ equity	1,470,963	1,249,154

Total liabilities and stockholders’ equity	$2,881,146	$2,583,120

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended
	December 30,	December 31,	December 25,
	2006	2005	2004
		(Adjusted — Note 12)	(Adjusted — Note 12)

Net sales	$5,153,097	$4,635,929	$3,898,485
Cost of sales	3,673,042	3,318,993	2,844,020

Gross profit	1,480,055	1,316,936	1,054,465
Operating expenses:
Selling, general and administrative	1,175,158	1,053,798	862,267

Operating income	304,897	263,138	192,198
Other income (expense):
Interest income	16,440	7,315	6,110
Interest expense	(27,800)	(25,508)	(17,596)
Other, net	2,065	1,659	365

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	295,602	246,604	181,077
Income taxes	(105,220)	(90,456)	(67,016)
Minority interest in net income of subsidiaries	(8,090)	(5,963)	(1,486)
Equity in earnings of affiliates	835	827	1,699

Income from continuing operations	183,127	151,012	114,274

Discontinued operations:
Income (loss) from operations of discontinued components	(32,279)	(18,749)	4,269
Income tax benefit (expense)	12,911	7,496	(1,704)

Income (loss) from discontinued operations	(19,368)	(11,253)	2,565

Net income	$163,759	$139,759	$116,839

Earnings from continuing operations per share:
Basic	$2.08	$1.74	$1.31

Diluted	$2.04	$1.71	$1.29

Earnings (loss) from discontinued operations per share:
Basic	$(0.22)	$(0.13)	$0.03

Diluted	$(0.22)	$(0.13)	$0.03

Earnings per share:
Basic	$1.86	$1.61	$1.34

Diluted	$1.82	$1.58	$1.32

Weighted-average common shares outstanding:
Basic	87,952	87,006	87,253

Diluted	89,820	88,489	88,646

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other	Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 27, 2003 — as previously reported	87,523,946	$875	$444,590	$533,654	$24,999	$1,004,118
Cumulative impact of adopting FAS123(R) (Note 12)	—	—	46,643	(44,210)	—	2,433

Balance, December 27, 2003 — as adjusted	87,523,946	875	491,233	489,444	24,999	1,006,551
Net income	—	—	—	116,839	—	116,839
Foreign currency translation gain	—	—	—	—	21,719	21,719
Unrealized loss from foreign currency hedging activities, net of tax of $660	—	—	—	—	(1,952)	(1,952)
Unrealized investment gain, net of tax of $6	—	—	—	—	19	19

Total comprehensive income						136,625

Stock issued to 401(k) plan	89,320	1	2,804	—	—	2,805
Issuance of restricted stock	15,244	—	—	—	—	—
Repurchase and retirement of common stock	(2,498,810)	(24)	(35,617)	(46,572)	—	(82,213)
Stock issued upon exercise of stock options, including tax benefit of $14,483	1,520,728	15	35,893	—	—	35,908
Stock-based compensation expense	—	—	18,030	—	—	18,030

Balance, December 25, 2004	86,650,428	867	512,343	559,711	44,785	1,117,706

Net income	—	—	—	139,759	—	139,759
Foreign currency translation loss	—	—	—	—	(24,175)	(24,175)
Unrealized gain from foreign currency hedging activities, net of tax of $509	—	—	—	—	1,421	1,421
Unrealized investment loss, net of tax of $12	—	—	—	—	(33)	(33)
Pension adjustment loss, net of tax of $345	—	—	—	—	(939)	(939)

Total comprehensive income						116,033

Stock issued to 401(k) plan	79,627	1	3,222	—	—	3,223
Issuance of restricted stock	11,667	—	241	—	—	241
Repurchase and retirement of common stock	(1,372,579)	(14)	(20,750)	(31,512)	—	(52,276)
Stock issued upon exercise of stock options, including tax benefit of $16,478	1,723,095	17	45,961	—	—	45,978
Stock-based compensation expense	—	—	18,249	—	—	18,249

Balance, December 31, 2005	87,092,238	871	559,266	667,958	21,059	1,249,154

Net income	—	—	—	163,759	—	163,759
Foreign currency translation gain	—	—	—	—	26,444	26,444
Unrealized gain from foreign currency hedging activities, net of tax of $519	—	—	—	—	1,478	1,478
Pension adjustment loss, net of tax of $1,181	—	—	—	—	(1,618)	(1,618)

Total comprehensive income						190,063

Stock issued to 401(k) plan	72,576	1	3,564	—	—	3,565
Repurchase and retirement of common stock	(855,032)	(9)	(16,701)	(23,553)	—	(40,263)
Stock issued upon exercise of stock options, including tax benefit of $13,355	1,878,395	19	48,961	—	—	48,980
Stock-based compensation expense	311,144	3	19,461	—	—	19,464

Balance, December 30, 2006	88,499,321	$885	$614,551	$808,164	$47,363	$1,470,963

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	December 30,	December 31,	December 25,
	2006	2005	2004
		(Adjusted —	(Adjusted —
		Notes 12 & 14)	Note 12)

Cash flows from operating activities:
Net income	$163,759	$139,759	$116,839
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operation, net of tax	19,363	—	—
Depreciation and amortization	64,930	60,345	51,326
Impairment of long-lived asset	—	11,928	—
Stock-based compensation expense	19,464	18,249	18,030
Provision for losses on trade and other accounts receivable	2,872	6,524	3,820
Deferred income taxes	1,297	(3,869)	6,610
Stock issued to 401(k) plan	3,565	3,223	2,805
Undistributed earnings of affiliates	(835)	(827)	(1,699)
Minority interest in net income of subsidiaries	8,090	5,963	1,486
Other	(2,066)	(224)	1,517
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,705)	(14,002)	(35,075)
Inventories	(41,958)	6,484	(28,614)
Other current assets	18,424	19,782	(22,297)
Accounts payable and accrued expenses	(11,883)	1,441	67,873

Net cash provided by operating activities	235,317	254,776	182,621

Cash flows from investing activities:
Purchases of fixed assets	(67,000)	(50,829)	(37,837)
Payments for business acquisitions, net of cash acquired	(199,880)	(68,213)	(132,375)
Cash received from business divestiture	36,527	—	—
Payments related to pending business acquisitions	—	—	(17,439)
Purchases of available-for-sale securities	(222,036)	(161,445)	—
Proceeds from sales of available-for-sale securities	294,767	37,434	14,472
Proceeds from maturities of available-for-sale securities	3,280	—	—
Proceeds from settlement of note receivable	—	14,395	—
Net proceeds from (payments for) foreign exchange forward contract settlements	(22,528)	30,818	(8,234)
Other	(3,491)	(8,841)	9,584

Net cash used in investing activities	(180,361)	(206,681)	(171,829)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	184	(3,525)	(7,339)
Proceeds from issuance of long-term debt	1,201	—	240,000
Principal payments for long-term debt	(34,537)	(8,483)	(3,359)
Payments for debt issuance costs	—	(650)	(5,781)
Repayments of debt assumed in business acquisitions	—	—	(135,718)
Proceeds from issuance of stock upon exercise of stock options	35,622	29,500	21,425
Payments for repurchases of common stock	(40,263)	(52,276)	(82,213)
Excess tax benefits related to stock-based compensation	14,850	10,365	8,378
Other	1,669	(3,432)	(645)

Net cash provided by (used in) financing activities	(21,274)	(28,501)	34,748

Net change in cash and cash equivalents	33,682	19,594	45,540
Effect of exchange rate changes on cash and cash equivalents	4,282	4,468	(16,270)
Cash and cash equivalents, beginning of year	210,683	186,621	157,351

Cash and cash equivalents, end of year	$248,647	$210,683	$186,621

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
Fiscal Year
     We report our operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The year ended December 30, 2006 consisted of 52 weeks, the year ended December 31, 2005 consisted of 53 weeks and the year ended December 25, 2004 consisted of 52 weeks.
Revenue Recognition
     We generate revenue from the sale of dental, medical and animal health consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra-revenue adjustments are recorded based upon historical data and estimates and are provided for in the period in which the related sales are recognized.
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
Cash and Cash Equivalents
     We consider all highly-liquid debt instruments and other short-term investments with an original maturity of three months or less to be cash equivalents. Outstanding checks in excess of funds on deposit of $48.4 million and $47.0 million, primarily related to payments for inventory, were classified as accounts payable as of December 30, 2006 and December 31, 2005.
Available-for-sale Securities
     Our available-for-sale securities consist of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes which have a high degree of liquidity and are reflected at fair value. For comparative purposes, we have reclassified $43.8 million from cash and cash equivalents to available-for-sale securities in our consolidated balance sheet as of December 31, 2005.
     We determine cost of investments in available-for-sale securities on a specific identification basis. Gross realized gains and losses were immaterial in all periods presented. The securities held on December 30, 2006 and December 31, 2005 had contractual maturities of up to one year.
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
Direct Shipping and Handling Costs
     Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses. These costs from continuing operations were $42.5 million, $37.9 million and $31.9 million for 2006, 2005 and 2004.
Advertising and Promotional Costs
     We generally expense advertising and promotional costs as incurred. Total advertising and promotional expenses from continuing operations were $18.8 million, $19.8 million and $21.7 million for 2006, 2005 and 2004. Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year. As of December 30, 2006 and December 31, 2005, we had $4.3 million and $3.5 million of deferred direct marketing expenses included in other current assets.
Supplier Rebates
     Supplier rebates are included as a reduction to cost of sales and are recognized as they are earned. The factors we consider in estimating supplier rebate accruals include forecasted inventory purchases and sales, in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.

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
     Capitalized software costs consist of costs to purchase and develop software. Costs incurred during the application development stage for software bought and further customized by outside suppliers for our use and software developed by a supplier for our proprietary use are capitalized. Costs incurred for our own personnel who are directly associated with software development may also be capitalized.
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
Risk Management and Derivative Financial Instruments
     We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates. Our objective is to manage the impact that interest rate and foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows. Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract. We do not enter into derivative instruments for speculative purposes. Our derivative instruments include interest rate swap agreements related to our long-term fixed rate debt and

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
foreign currency forward and swap agreements related to intercompany loans and certain forecasted inventory purchase commitments with foreign suppliers.
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
     Our foreign currency forward and swap agreements related to intercompany loans are designated as either fair value hedges (loans expected to be repaid within the foreseeable future) or net investment hedges (loans not expected to be repaid within the foreseeable future) and our foreign currency forward and swap agreements related to intercompany loan interest payments are designated as cash flow hedges. Our foreign currency forward and swap agreements related to forecasted inventory purchase commitments are designated as cash flow hedges.
     For fair value hedges, the effective portion of the changes in the fair value of the derivative, along with the transaction gain or loss on the hedged item, is recorded in earnings. For net investment hedges, the effective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item, is recorded as a component of other comprehensive income as a foreign currency translation adjustment. For cash flow hedges, the effective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item, is also recorded as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into earnings in the same period(s) during which the hedged transaction affects earnings.
     During the year ended December 30, 2006, we implemented a change in our method of assessing the amount of effectiveness on all newly transacted net investment hedges to be based on changes in spot exchange rates. Previously, we assessed the amount of effectiveness using a method based on changes in forward exchange rates. This change in method essentially converts certain U.S. LIBOR based borrowings to Euro LIBOR based borrowings allowing us to better align our interest costs and the currency-denomination of funding the business with the geography of our business interests.
     With regard to all net investment hedging arrangements which existed at the date of this change, we stopped applying hedge accounting prospectively from the date of change. As a result, we recognized a pre-tax gain of approximately $2.0 million, representing the foreign exchange component of our mark-to-market adjustment for the period from the date of change through December 30, 2006. Additionally, as a result of this change, we recognized a reduction in interest expense of approximately $2.8 million representing the interest rate component of our mark-to-market adjustment.
     We classify the cash flows related to our hedging activities in the same category on our consolidated statements of cash flows as the cash flows related to the hedged item.

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
Goodwill and Other Indefinite-Lived Intangible Assets
     Goodwill and indefinite-lived intangible assets are not amortized, but are subject to annual impairment analyses. Such impairment analyses require a comparison of the fair value to the carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We regard our reporting units to be our operating segments (dental, medical (including animal health), international and technology). Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
Long-Lived Assets
     Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and intellectual property. When an impairment exists, the related assets are written down to fair value.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
Cost of Sales
     The primary components of cost of sales include the cost of the product (net of purchase discounts, supplier chargebacks and rebates) and inbound and outbound freight charges. Costs related to purchasing, receiving, inspections, warehousing, internal inventory transfers and other costs of our distribution network are included in selling, general and administrative expenses along with other operating costs.
     As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Total distribution network costs from continuing operations were $44.3 million, $42.5 million and $41.5 million for 2006, 2005 and 2004.
Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of FAS No. 123(R), “Share-Based Payment.” We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation” in our consolidated financial statements. We elected to adopt the modified retrospective application method provided by FAS 123(R), and accordingly, financial statement amounts for all prior periods presented herein reflect results as if the fair value method of expensing such share-based payments had been applied from the original effective date of FAS 123. Such results are consistent with our previously reported pro forma disclosures required under FAS 123.
Comprehensive Income
     Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains (losses) on hedging activity and pension adjustments.
     The following table summarizes the components of accumulated other comprehensive income, net of tax:

	December 30,	December 31,
	2006	2005

Foreign currency translation adjustment	$50,704	$24,260
Unrealized gain (loss) on foreign currency hedging activities	63	(1,415)
Pension liability adjustment	(3,404)	(1,786)

Accumulated other comprehensive income	$47,363	$21,059

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on future changes, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We have completed our initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.
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
     In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 requires an employer to recognize the over or under funded status of a defined benefit plan as an asset or liability in the statement of financial position and to recognize changes in that funded status, net of tax through comprehensive income, in the year in which the changes occur. FAS 158 also requires an employer to measure the funded status of a defined benefit plan as of the date of its year end statement of financial position. The provisions of FAS 158 are effective for our year ended December 30, 2006, with the exception of the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our fiscal year ending December 27, 2008. During December 2006, we implemented the requirement to recognize the funded status of our defined benefit plans. Recognizing the funded status of our defined benefit plans did not have a material impact on our statement of financial position.

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
     For the year ended December 30, 2006, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.
     For the years ended December 31, 2005 and December 25, 2004, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt, as the debt was not convertible at a premium during these periods.
     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Years ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Basic	87,951,556	87,006,339	87,252,606
Effect of assumed exercise of stock options	1,402,656	1,482,376	1,393,820
Effect of assumed vesting of restricted stock	279,123	—	—
Effect of assumed conversion of convertible debt	186,187	—	—

Diluted	89,819,522	88,488,715	88,646,426

     Weighted-average options to purchase 3,495, 17,420 and 1,853,324 shares of common stock at prices ranging from $48.30 to $51.10, $41.46 to $43.19 and $34.42 to $38.50 per share that were outstanding during 2006, 2005 and 2004 were excluded from each respective year’s computation of diluted earnings per share. In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 3 — Property and Equipment, Net
     Property and equipment consisted of the following:

	December 30,	December 31,
	2006	2005
Land	$10,393	$8,902
Buildings and permanent improvements	57,889	41,829
Leasehold improvements	50,153	43,231
Machinery and warehouse equipment	65,985	48,465
Furniture, fixtures and other	52,820	44,933
Computer equipment and software	175,063	143,364

	412,303	330,724
Less accumulated depreciation and amortization	(187,265)	(139,978)

Property and equipment, net	$225,038	$190,746

     The net carrying value of equipment held under capital leases amounted to approximately $14.6 million and $13.4 million as of December 30, 2006 and December 31, 2005. Property and equipment related depreciation expense for 2006, 2005 and 2004 was $43.3 million, $41.8 million and $38.0 million.
     During the year ended December 31, 2005, we recorded $2.3 million of accelerated depreciation expense related to a computer system that we replaced prior to the end of its useful life.
Note 4 — Goodwill and Other Intangibles, Net
     The changes in the carrying amount of goodwill for the year ended December 30, 2006 were as follows:

	Healthcare
	Distribution	Technology	Total
Balance as of December 31, 2005	$621,019	$5,850	$626,869
Adjustments to goodwill:
Acquisitions	95,228	14,829	110,057
Foreign currency translation	36,875	—	36,875

Balance as of December 30, 2006	$753,122	$20,679	$773,801

     The acquisition costs incurred during 2006 related to acquisitions and contingent earnout payments relating to acquisitions made in prior years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 4 — Goodwill and Other Intangibles, Net — (Continued)
     Other intangible assets consisted of the following:

	December 30, 2006			December 31, 2005
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$22,025	$(3,726)	$18,299	$20,190	$(3,568)	$16,622
Trademarks and trade names	34,889	(3,266)	31,623	33,119	(4,585)	28,534
Customer relationships and lists	110,942	(23,358)	87,584	74,414	(13,179)	61,235
Other	28,100	(4,064)	24,036	19,013	(2,200)	16,813

Total	$195,956	$(34,414)	$161,542	$146,736	$(23,532)	$123,204

     Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses in exchange for placing restrictions on their ability to pose a competitive risk to us. Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us. The weighted-average non-compete period for agreements currently being amortized was approximately six years as of December 30, 2006.
     Trademarks, trade names, customer lists and customer relationships were established through business acquisitions. Certain trademarks and trade names, totaling $25.4 million and $23.5 million as of December 30, 2006 and December 31, 2005, are deemed indefinite-lived intangible assets and are not amortized. The remainder are deemed definite-lived and are amortized on a straight-line basis over a weighted-average period of approximately five years as of December 30, 2006. Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10 years as of December 30, 2006.
     Amortization expense related to definite-lived intangible assets for 2006, 2005 and 2004 was $18.9 million, $15.6 million and $9.7 million. The annual amortization expense expected for the years 2007 through 2011 is $19.8 million, $17.7 million, $16.3 million, $15.1 million and $14.1 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 5 — Investments and Other
     Investments and other consisted of the following:

	December 30,	December 31,
	2006	2005
Notes receivable (1)	$29,796	$19,953
Distribution rights, net of amortization	9,381	4,723
Investment in unconsolidated affiliates	7,612	7,052
Debt issuance costs, net of amortization	4,357	5,605
Non-current deferred foreign, state and local income taxes	9,898	8,272
Other	14,873	12,287

Total	$75,917	$57,892

(1)	Long-term notes receivable carry interest rates ranging from 4.7% to 12.0% and are due in varying installments through 2020. Of the total, approximately $4.4 million in 2006 and $5.1 million in 2005 relate to the sale of certain businesses in prior years. In addition, $9.1 million in 2006 and $9.0 million in 2005 of this balance was owed to us by an affiliated company.
     Amortization of long-term assets for 2006, 2005 and 2004 was $2.7 million, $1.7 million and $1.7 million.
Note 6 — Business Acquisitions, Divestitures and Other Transactions
Acquisitions
     On June 30, 2006, we acquired from Darby Group Companies, Inc. (the “Darby Group”) certain assets and assumed certain liabilities of a privately held full-service distributor of dental merchandise and equipment. During the third quarter of 2006, we acquired from the Darby Group certain assets and assumed certain liabilities of a privately held full-line distributor serving the dental lab community nationwide and a privately held provider of medical supplies and pharmaceutical products, including generic drugs, branded drugs and vaccines to small medical practices nationwide. This group of acquisitions (the “Darby Acquisitions”) had combined annual revenues of approximately $219.0 million. We recorded $13.3 million of goodwill related to our acquisition of the Darby Acquisitions.
     On March 31, 2006, we completed the acquisition of NLS Animal Health (“NLS”), a privately held, full-service animal health distribution business with annual revenues of approximately $110.0 million. We recorded $50.6 million of goodwill related to this acquisition.
     In addition to the foregoing acquisitions, we completed other acquisitions during the year ended December 30, 2006. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.
     On January 11, 2005, we acquired the dental products distribution business of Ash Temple Limited (“Ash Temple”), a privately held full-service dental distributor based in Ontario, Canada with annual revenues of approximately $100.0 million. We recorded $16.5 million of goodwill related to this

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 6 — Business Acquisitions, Divestitures and Other Transactions — (Continued)
acquisition. The operating results of Ash Temple are reflected in the accompanying financial statements since the date of acquisition.
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
     In addition to the Ash Temple and Austrodent acquisitions, we completed other acquisitions in Australia, New Zealand and the United States, which resulted in the recording of approximately $11.5 million of goodwill through preliminary purchase price allocations during the year ended December 31, 2005. These acquisitions were immaterial individually and in the aggregate.
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
Divestitures
     On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business, previously reported as part of our healthcare distribution reportable segment. The sale price was $36.5 million, which was received during the second quarter of 2006. As a result of this sale, included in the operating results from discontinued operations for 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale, including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 6 — Business Acquisitions, Divestitures and Other Transactions — (Continued)
     Net sales generated by our Hospital Supply Business were $37.9 million for the three months ended April 1, 2006 and $152.8 million and $161.8 million for the years ended December 31, 2005 and December 25, 2004. We have classified the operating results of the Hospital Supply Business as a discontinued operation in the accompanying consolidated statements of income for all periods presented. The carrying amounts of the major classes of the Hospital Supply Business assets held-for-sale as of December 31, 2005 included accounts receivable, net of reserves, of approximately $43.9 million and inventories, net of reserves, of approximately $16.2 million.
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
Loan and Investment Agreement
     On July 18, 2006, we loaned D4D Technologies, LLC (“D4D”) $7.6 million and agreed to loan an additional $5.7 million contingent upon the achievement of specified D4D operational milestones. As of December 30, 2006, we have loaned D4D a total of $10.1 million. If the remaining operational milestones are achieved, the additional $3.2 million loan is expected to be made during 2007. The loans are repayable between December 2007 and July 2013.
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
Note 7 — Debt
Bank Credit Lines
     We have a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility, which expires in May 2010, replaced our previous revolving credit facility of $200.0 million, which was scheduled to expire in May 2006. The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership. As of December 30, 2006, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     As of December 30, 2006, we had various short-term bank credit lines available, of which $2.5 million was outstanding. As of December 30, 2006, such credit lines had a weighted average interest rate of 4.5%. Our bank credit lines were collateralized by certain assets with an aggregate net carrying value of $4.9 million at December 30, 2006.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 7 — Debt — (Continued)
Long-term debt
     Long-term debt consisted of the following:

	December 30, 2006	December 31, 2005
Senior Notes	$203,339	$222,554
Convertible Debt	240,000	240,000
Notes payable to banks, at interest rates of 3.9% to 8.8%	11,972	11,547
Various uncollateralized loans payable with interest, in varying installments through 2014	27,247	31,304
Capital lease obligations (see Note 13)	14,284	17,128

Total	496,842	522,533
Less current maturities	(41,036)	(33,013)

Total long-term debt	$455,806	$489,520

     In prior years, we completed private placement transactions under which we issued $130.0 million and $100.0 million in senior notes. The $130.0 million notes mature on June 30, 2009 and bear interest at a fixed rate of 6.9% per annum. Principal payments on the $100.0 million notes of $20.0 million annually commenced September 25, 2006 and bear interest at a fixed rate of 6.7% per annum. Interest on both notes is payable semi-annually.
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of December 30, 2006, there is $210.0 million of principal remaining with a weighted-average interest rate of 8.1%. For the year ended December 30, 2006, the weighted-average variable interest rate was 8.6%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes. The interest rate swap agreements are marked-to-market at each balance sheet date, with an offsetting adjustment to the senior notes.
     The agreement governing our senior notes provides, among other things, that we will maintain on a consolidated basis, certain leverage and priority debt ratios and a minimum net worth. The agreement also contains restrictions relating to transactions with affiliates, annual dividends, mergers and acquisitions and liens. The agreements limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock.) As of December 30, 2006, the amount of retained earnings free of restrictions was $503.0 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 7 — Debt — (Continued)
     In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year, which commenced on February 15, 2005. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is the equivalent conversion price of $46.34 per share, under the following circumstances:
•	if the price of our common stock is above 130% of the conversion price measured over a specified number of trading days;

•	during the five business-day period following any 10 consecutive trading-day period in which the average of the trading prices for the notes for that 10 trading-day period was less than 98% of the average conversion value for the notes during that period;

•	if the notes have been called for redemption; or

•	upon the occurrence of a fundamental change or specified corporate transactions, as defined in the note agreement.
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
     As of December 30, 2006, the aggregate amounts of long-term debt, including capital leases, maturing in each of the next five years and thereafter are as follows: 2007 — $41.0 million; 2008 — $21.9 million; 2009 — $146.9 million; 2010 — $20.0 million; 2011 — $0.5 million; 2012 and thereafter — $266.5 million.
Note 8 — Income Taxes
     Income taxes are based on income from continuing operations before taxes, minority interest, and equity in earnings of affiliates and were as follows:

	Years ended
	December 30,	December 31,	December 25,
	2006	2005 (1)	2004(1)
Domestic	$248,198	$216,362	$167,392
Foreign	47,404	30,242	13,685

Total	$295,602	$246,604	$181,077

(1)	Adjusted to reflect the effects of our adoption of FAS 123(R) using the modified retrospective application.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 8 — Income Taxes — (Continued)
     The provisions for income taxes from continuing operations were as follows:

	Years ended
	December 30,	December 31,	December 25,
	2006	2005 (1)	2004 (1)
Current tax expense:
U.S. Federal	$82,105	$68,462	$45,808
State and local	14,816	13,332	10,103
Foreign	13,327	7,741	4,301

Total current	110,248	89,535	60,212

Deferred tax expense (benefit):
U.S. Federal	(4,827)	(3,730)	3,389
State and local	(827)	(640)	1,186
Foreign	626	5,291	2,229

Total deferred	(5,028)	921	6,804

Total provision	$105,220	$90,456	$67,016

(1)	Adjusted to reflect the effects of our adoption of FAS 123(R) using the modified retrospective application.
     The tax effects of temporary differences that give rise to our deferred tax asset (liability) were as follows:

	December 30,	December 31,
	2006	2005(1)
Current deferred tax assets:
Inventory, premium coupon redemptions and accounts receivable valuation allowances	$10,508	$15,899
Uniform capitalization adjustments to inventories	6,018	5,738
Other accrued liabilities	11,310	14,181

Total current deferred tax asset	27,836	35,818
Valuation allowances for current deferred tax assets	—	(1,577)

Net current deferred tax asset	27,836	34,241

Non-current deferred tax asset (liability):
Property and equipment	(11,878)	(20,539)
Stock-based compensation	20,831	19,610
Provision for other long-term liabilities	(78,158)	(64,611)
Net operating losses of domestic subsidiaries	8,016	6,260
Net operating losses of foreign subsidiaries	86,537	80,167

Total non-current deferred tax asset	25,348	20,887
Valuation allowance for non-current deferred tax assets (2)	(77,784)	(67,047)

Net non-current deferred tax liability (3)	(52,436)	(46,160)

Net deferred tax liability	$(24,600)	$(11,919)

(1)	Adjusted to reflect the effects of our adoption of FAS 123(R) using the modified retrospective application.

(2)	Primarily relates to operating losses of acquired foreign subsidiaries, the benefits of which are uncertain. Any future reductions of such valuation allowances will be reflected as reductions of goodwill.

(3)	Certain deferred tax amounts do not have a right of offset and are therefore reflected on a gross basis in non-current assets and other non-current liabilities on the balance sheet.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 8 — Income Taxes — (Continued)
     The deferred tax asset is realizable as we have sufficient taxable income in prior years and anticipate sufficient taxable income in future years to realize the tax benefit for deductible temporary differences.
     As of December 30, 2006, we have domestic unconsolidated net operating loss carryforwards of $22.9 million, which are available to offset future federal taxable income through 2026. Foreign net operating losses totaled $223.1 million as of December 30, 2006. Of such losses, $694 can be utilized against future foreign income through 2012, $703 can be utilized against future foreign income through 2013 and $221.7 million has an indefinite life.
     The tax provisions from continuing operations differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 30,	December 31,	December 25,
	2006	2005 (1)	2004 (1)
Income tax provision at federal statutory rate	$103,461	$86,311	$63,377
State income tax provision, net of federal income tax effect	9,093	8,250	7,338
Foreign income tax provision (benefit)	(3,862)	274	1,320
Valuation reserve	2,566	3,438	—
Interest expense	(7,627)	(7,623)	(5,761)
Other	1,589	(194)	742

Total income tax provision	$105,220	$90,456	$67,016

(1)	Adjusted to reflect the effects of our adoption of FAS 123(R) using the modified retrospective application.
     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings; however, we believe that foreign tax credits may substantially offset any U.S. tax liabilities. As of December 30, 2006, the cumulative amount of reinvested earnings was approximately $55.6 million.
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
Long-term debt — The fair value of our long-term debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt. The fair value of our long-term debt as of December 30, 2006 and December 31, 2005 was estimated at $499.4 million and $518.9 million.
Derivative instruments — The fair values of foreign currency forward contracts and interest rate swap agreements are estimated by obtaining quotes from brokers. Such instruments are carried at fair value on the consolidated balance sheet. The fair value (liability) of our foreign currency forward contracts as of December 30, 2006 and December 31, 2005 was estimated at $(8.7) million and $4.0 million, which approximated contract value. The fair value (liability) of our interest rate swap agreements was estimated at $(6.7) million and $(7.4) million, representing the estimated amounts we would have paid to terminate the agreements as of December 30, 2006 and December 31, 2005. These amounts take into account current interest rates, market expectations for future interest rates and our current credit worthiness.
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
     With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas. No single customer accounted for more than 1.1% of our net sales in 2006.
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
     Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves practices in 17 countries outside of North America.
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
     The following tables present information about our business segments:

	Years ended
	December 30, 2006	December 31, 2005	December 25, 2004
Net Sales:
Healthcare distribution (1):
Dental (2)	$2,136,830	$1,896,643	$1,602,457
Medical (3)	1,516,155	1,394,121	1,284,279
International (4)	1,401,889	1,256,910	928,207

Total healthcare distribution	5,054,874	4,547,674	3,814,943
Technology (5)	98,223	88,255	83,542

Total	$5,153,097	$4,635,929	$3,898,485

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products and equipment sold in the United States’ medical and animal health markets.

(4)	Consists of products sold in dental, medical and animal health markets, primarily in Europe.

(5)	Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)

	Years ended
	December 30,	December 31,	December 25,
	2006	2005	2004
Operating Income: (1)
Healthcare distribution	$267,694	$230,520	$162,703
Technology	37,203	32,618	29,495

Total	$304,897	$263,138	$192,198

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates: (1)
Healthcare distribution	$248,349	$205,340	$144,682
Technology	47,253	41,264	36,395

Total	$295,602	$246,604	$181,077

Depreciation and Amortization:
Healthcare distribution	$61,035	$57,164	$48,824
Technology	3,895	3,181	2,502

Total	$64,930	$60,345	$51,326

Income Tax Expense From Continuing Operations: (1)
Healthcare distribution	$87,130	$74,510	$53,084
Technology	18,090	15,946	13,932

Total	$105,220	$90,456	$67,016

Interest Income:
Healthcare distribution	$16,337	$7,313	$6,102
Technology	103	2	8

Total	$16,440	$7,315	$6,110

Interest Expense:
Healthcare distribution	$27,662	$25,506	$17,596
Technology	138	2	—

Total	$27,800	$25,508	$17,596

Capital Expenditures:
Healthcare distribution	$65,411	$50,394	$35,293
Technology	1,589	435	2,544

Total	$67,000	$50,829	$37,837

(1)	Adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application.

	As of
	December 30,	December 31,	December 25,
	2006	2005	2004
Total Assets:
Healthcare distribution	$2,807,167	$2,489,980	$2,413,900
Technology	73,979	93,140	19,770

Total	$2,881,146	$2,583,120	$2,433,670

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)
     The following table sets forth our net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	2006	2005	2004
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory products and small equipment (1)	$2,339,738	$2,174,078	$1,780,120
Large dental equipment (2)	956,307	788,108	560,317

Total dental	3,296,045	2,962,186	2,340,437

Medical:
Medical products (3)	1,554,087	1,418,595	1,308,035
Animal health products (4)	204,742	166,893	166,471

Total medical	1,758,829	1,585,488	1,474,506

Total Healthcare distribution	5,054,874	4,547,674	3,814,943

Technology
Software and related products and other value-added products (5)	98,223	88,255	83,542

Total	$5,153,097	$4,635,929	$3,898,485

(1)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(2)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(3)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.

(4)	Includes branded and generic pharmaceuticals, surgical products, small equipment and dental products.

(5)	Includes software and related products and other value-added products, including financial products and continuing education.
     The following table presents information about our operations by geographic area as of and for the three years ended December 30, 2006. Net sales by geographic area are based on the respective locations of our subsidiaries. No other country, except for the United States and Germany, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2006		2005		2004
	Net	Long-Lived	Net	Long-Lived	Net	Long-Lived
	Sales	Assets	Sales	Assets	Sales	Assets
United States	$3,536,619	$567,132	$3,189,428	$441,301	$2,889,087	$421,197
Germany	642,562	277,261	592,716	249,770	440,186	280,631
Other	973,916	315,988	853,785	249,748	569,212	230,776

Consolidated total	$5,153,097	$1,160,381	$4,635,929	$940,819	$3,898,485	$932,604

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
     The Board of Directors may, at its option, redeem all, but not less than all, of the then outstanding Rights at a redemption price of $0.01 per Right at any time prior to the earlier of (a) any person or group acquiring 15% or more of our common stock or (b) the final expiration date of November 30, 2008.
Note 12 — Employee Benefit Plans
Stock Option and Awards
     Effective January 1, 2006, we adopted the provisions of FAS No. 123(R), “Share-Based Payment.” We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation” in our consolidated financial statements. We elected to adopt the modified retrospective application method provided by FAS 123(R), and accordingly, financial statement amounts for the periods presented herein reflect results as if the fair value method of expensing

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
such share-based payments had been applied from the original effective date of FAS 123. Such results are consistent with the previously reported pro forma disclosures required under FAS 123.
     As part of our adoption of FAS 123(R), we recorded the cumulative share-based compensation expense, net of taxes, for the period 1995 through 2005, resulting in a reduction of our retained earnings of $44.2 million and an increase to additional paid-in capital of $46.6 million reflected in the accompanying consolidated statements of stockholders’ equity as of December 27, 2003.
     Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $19.5 million ($12.5 million after-tax), $18.2 million ($11.6 million after-tax) and $18.0 million ($11.3 million after-tax) for the years ended December 30, 2006, December 31, 2005 and December 25, 2004. Our basic and diluted earnings from continuing operations per share as originally reported for the year ended December 31, 2005 were each reduced by $0.13 as a result of our modified retrospective application of FAS 123(R). Our basic and diluted earnings from continuing operations per share as originally reported for the year ended December 25, 2004 were reduced by $0.13 and $0.12 as a result of our modified retrospective application of FAS 123(R).
     Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. Additionally, prior to adopting FAS 123(R), benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flow on our consolidated statements of cash flows. However, FAS 123(R) requires that such excess tax benefits be presented as a cash inflow from financing activities. In the accompanying consolidated statements of cash flows, we presented $14.9 million, $10.4 million and $8.4 million of such excess tax benefits as a cash inflow from financing activities for the years ended December 30, 2006, December 31, 2005 and December 25, 2004.
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
     Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of December 30, 2006, there were 20,159,270 shares authorized and 2,488,513 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 333,694 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.
     Stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price. Stock options are granted at an exercise price equal to our closing stock price on the date of grant.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
     These awards, which generally vest 25% per year based on the recipient’s continued service, are fully vested four years from the grant date and have a contractual term of ten years from the grant date. Additionally, recipients may not sell any shares that they acquire through exercising their options until the third anniversary of the date of grant of such options. We estimate the fair value of stock options using the Black-Scholes valuation model.
     Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. We issue restricted stock that vests based on the recipient’s continued service over time (four-year cliff vesting) and restricted stock that vests based on our achieving specified performance measurements (three-year cliff vesting).
     With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our earnings per share performance measured against specified targets over a three-year period. We estimate the fair value of performance-based restricted stock, based on our closing stock price, assuming that performance targets will be achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on a comparison of the final performance metrics to the specified targets.
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
     Stock-based compensation expense for the year ended December 30, 2006 was generated through stock options and restricted stock grants. For the years ended December 31, 2005 and December 25, 2004, the majority of stock-based compensation expense was generated through stock options. The weighted-average grant date fair value of stock-based awards granted was $24.46, $13.38 and $11.21 per share during the years ended December 30, 2006, December 31, 2005 and December 25, 2004. For the year ended December 30, 2006, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).
     Total unrecognized compensation cost related to non-vested awards as of December 30, 2006 was $42.2 million, which is expected to be recognized over a weighted-average period of approximately two years. There were no significant capitalized stock-based compensation costs as of December 30, 2006.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
     A summary of the stock option activity under the Plans is presented below:

	Years ended
	December 30, 2006		December 31, 2005		December 25, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	8,882,557	$26.37	9,055,486	$22.13	8,467,412	$17.08
Granted	835,089	47.34	1,716,745	39.58	2,319,100	35.14
Exercised	(1,878,395)	18.96	(1,723,095)	17.11	(1,520,728)	14.09
Forfeited	(361,930)	26.90	(166,579)	27.79	(210,298)	19.97

Outstanding at end of year	7,477,321	30.54	8,882,557	26.37	9,055,486	22.13

Options exercisable at end of year	5,332,874	26.49	6,180,073	21.82	6,406,137	18.98

     The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2006	2005	2004
Expected dividend yield	0%	0%	0%
Expected stock price volatility	25%	30%	30%
Risk-free interest rate	4.8%	4.0%	3.0%
Expected life of options (years)	5	5	5
     We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on considering implied volatilities from traded call options on our stock and from call options embedded in our existing convertible debt, historical volatility of our stock, and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The expected life of options represents the approximate period of time that granted options are expected to be outstanding and is based on historical data, including option exercises, forfeitures and cancellations. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
     The total intrinsic value of stock options exercised was $54.1 million, $41.1 million and $32.1 million for the years ended December 30, 2006, December 31, 2005 and December 25, 2004. The total cash received as a result of stock option exercises for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 was approximately $35.6 million, $29.5 million and $21.4 million. In connection with these exercises, the tax benefits that we realized for the years ended December 30, 2006, December 31, 2005 and December 25, 2004 were $13.4 million, $16.5 million and $14.5 million. We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
     The total intrinsic value of restricted stock (including RSUs) that vested was $148, $123 and $52 during the years ended December 30, 2006, December 31, 2005 and December 25, 2004. The following table summarizes the status of our non-vested restricted shares/units for the year ended December 30, 2006:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair
	Shares/Units	Value
Outstanding at beginning of period	17,478	$424,766
Granted	102,972	4,874,375
Vested	(3,089)	(97,123)
Forfeited	(3,367)	(159,293)

Outstanding at end of period	113,994	$5,042,725

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair
	Shares/Units	Value
Outstanding at beginning of period	—	$—
Granted	228,910	10,817,060
Vested	—	—
Forfeited	(3,367)	(159,293)

Outstanding at end of period	225,543	$10,657,767

401(k) Plans
     We offer qualified 401(k) plans to substantially all our domestic full-time employees. As determined by our Board of Directors, matching contributions to these plans generally do not exceed 100% of the participants’ contributions up to 7% of their base compensation, subject to applicable legal limits. Matching contributions include both cash and our common stock. Forfeitures attributable to participants whose employment terminates prior to becoming fully vested are used to reduce our matching contributions.
     Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options. Matching contributions to these plans charged to operations during 2006, 2005 and 2004 amounted to $17.1 million, $13.8 million and $11.8 million.
Supplemental Executive Retirement Plan
     We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees. This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit. Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
in which such employees are not eligible to make pre-tax contributions to the 401(k) plan. The amounts charged to operations during 2006, 2005 and 2004 amounted to $1.0 million, $1.4 million and $566.
Note 13 — Commitments and Contingencies
Operating Leases
     We lease facilities and equipment under non-cancelable operating leases expiring through 2020. We expect that in the normal course of business, leases will be renewed or replaced by other leases.
     Future minimum annual rental payments under our non-cancelable operating leases as of December 30, 2006 were:

2007	$48,764
2008	39,339
2009	30,492
2010	22,657
2011	17,449
Thereafter	57,752

Total minimum operating lease payments	$216,453

     Total rental expense from continuing operations for 2006, 2005 and 2004 was $43.5 million, $41.2 million and $33.8 million.
Capital Leases
     We lease certain equipment under capital leases. Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 30, 2006 were:

2007	$2,334
2008	2,045
2009	1,891
2010	1,446
2011	661
Thereafter	13,698

Total minimum capital lease payments	22,075
Less: Amount representing interest at 3.20% to 14.52%	(7,791)

Total present value of minimum capital lease payments	$14,284

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 13 — Commitments and Contingencies — (Continued)
Capital Expenditures
     As of December 30, 2006, we have no commitments for capital expenditures.
Purchase Commitments
     In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution. Future minimum annual payments for inventory purchase commitments as of December 30, 2006 were:

2007	$238,153
2008	192,457
2009	157,359
2010	155,651
2011	143,777
Thereafter	568,708

Total minimum inventory purchase commitment payments	$1,456,105

     We have obligations to purchase influenza vaccine from GlaxoSmithKline Biologicals (formerly ID Biomedical Corporation), Novartis AG and the Sanofi-Aventis Group through 2014 which require us to pay an amount per dose based on the prevailing market price or a formula price in each respective year. The amounts included in the above table related to these purchase commitments were determined using current market conditions.
Litigation
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
     As of December 30, 2006, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 13 — Commitments and Contingencies — (Continued)
reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of December 30, 2006, we were a defendant in approximately 44 product liability cases. In many of these cases, the manufacturers have agreed to defend and indemnify us. The manufacturers have withheld defense and indemnification in some of these cases pending product identification. In our opinion, these cases are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.
Employment, Consulting and Non-Compete Agreements
     We have definite-lived employment, consulting and non-compete agreements expiring through 2010 that have varying base aggregate annual payments of approximately $4.0 million in 2007, which decrease periodically to approximately $145 in 2010. We also have lifetime consulting agreements that provide for current compensation of $408 per year, increasing $25 every fifth year with the next increase in 2007. In addition, some agreements have provisions for incentive and additional compensation.
Note 14 — Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Years ended
	December 30, 2006	December 31, 2005	December 25, 2004
Interest	$28,529	$23,126	$18,344
Income taxes	84,931	56,346	57,259
     There was no debt assumed as a part of our $199.9 million in 2006 acquisitions. During the years ended December 30, 2006 and December 31, 2005, we had $2.0 million and $1.9 million of non-cash net unrealized gains related to foreign currency hedging activities.
     During the year ended December 31, 2005, in connection with our acquisition of Austrodent, we reclassified approximately $11.4 million ($13.5 million paid in 2004, less $2.1 million received in 2005 upon closing the acquisition) from other current assets to the respective assets and liabilities acquired.
     During the year ended December 25, 2004, we had $2.6 million of non-cash net unrealized losses related to foreign currency hedging activities. In connection with a 2004 acquisition, we assumed $35.7 million of debt, which remained outstanding as of December 25, 2004.
     We have presented the balance of our variable-rate demand notes as part of available-for-sale securities in our consolidated balance sheet. For comparative purposes, we have reclassified $43.8 million from cash and cash equivalents to available-for-sale securities in our consolidated balance sheet as

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 14 — Supplemental Cash Flow Information — (Continued)
of December 31, 2005. Additionally, we have adjusted our consolidated statements of cash flows for the year ended December 31, 2005 to reflect the effect this reclassification had on the purchasing ($49.5 million effect) and sales ($5.7 million effect) of such available-for-sale securities.
Note 15 — Quarterly Information (Unaudited)
     The following presents certain quarterly financial data:

	Quarters ended
	April 1,	July 1,	September 30,	December 30,
	2006 (1)	2006	2006	2006

Net sales	$1,161,781	$1,220,360	$1,272,020	$1,498,936
Gross profit	337,602	359,460	361,006	421,987
Operating income	60,918	76,748	62,675	104,556
Income from continuing operations	35,627	45,218	39,285	62,997
Net income	16,259	45,218	39,285	62,997
Earnings from continuing operations per share:
Basic	$0.41	$0.51	$0.44	$0.71
Diluted	0.40	0.50	0.44	0.70

	Quarters ended
	March 26,	June 25,	September 24,	December 31,
	2005 (2)	2005 (2)	2005 (2)(3)	2005 (2)

Net sales	$1,062,997	$1,104,428	$1,125,363	$1,343,141
Gross profit	301,394	321,336	316,731	377,475
Operating income	53,262	67,058	58,379	84,439
Income from continuing operations	30,503	37,770	33,304	49,435
Net income	30,873	36,957	23,301	48,628
Earnings from continuing operations per share:
Basic	$0.35	$0.43	$0.38	$0.57
Diluted	0.35	0.43	0.37	0.56

(1)	On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business for $36.5 million which was previously reported as part of our healthcare distribution segment. As a result of this sale, included in the operating results from discontinued operations for the three months ended April 1, 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs.

(2)	Adjusted to reflect the effect of our adoption of FAS 123(R) using the modified retrospective application.

(3)	In the third quarter of 2005, we reached a decision to divest our Hospital Supply business, which was a component of our healthcare distribution business. This decision resulted in the recording of an impairment charge of our long-lived assets of approximately $7.0 million, net of tax, or $(0.08) per diluted share for fiscal 2005.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 15 — Quarterly Information (Unaudited) — (Continued)
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
     Our business has been subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment and seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:
•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	the timing and amount of sales and marketing expenditures;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of functions of our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	changes in accounting principles;

•	product availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service trouble with our third party shippers.
     Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate. If our operating results do not meet or exceed market expectations, our stock price may decline.

ITEM 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 30, 2006 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     J.D. Edwards Enterprise Resource Planning (“ERP”) system enhancements in our United States dental and medical businesses have been completed during the fourth quarter of 2006 to improve management reporting and strengthen internal control. One enhancement improves the recording process for sales, cost of sales, and sales credits (with an approximate 2006 value of $3.1 billion, $2.2 billion and $144.0 million, respectively). A second enhancement consolidates certain medical field sales divisions with approximate 2006 revenues of $532.0 million. These enhancements, considered in aggregate with the initiatives described below, relating to acquisition integrations and system implementations, represent a material change in our internal control over financial reporting.
     Acquisitions, including NLS Animal Health and Provet Holding AG, with approximate aggregate annual revenues of $189.0 million, each utilizing separate information and financial accounting systems, have been included in our consolidated financial statements. In addition, acquisitions, including the Darby Group, with approximate aggregate annual revenues of $221.0 million, have been integrated into our existing ERP system in the United States and are covered by our existing system of internal control over financial reporting. Finally, there have been ongoing implementations of new ERP systems by other existing business units, specifically our International group, with approximate aggregate annual revenues of $384.0 million.
     All system enhancements, acquisitions, acquisition integrations and new system implementations involve necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO Framework”). Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 30, 2006.
     Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included herein.
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

Report of Independent Registered Public Accounting Firm
Board of Directors
Henry Schein, Inc.
Melville, New York
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Henry Schein, Inc. maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Henry Schein Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Henry Schein, Inc. maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 30, 2006 and

December 31, 2005 and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 30, 2006 and our report dated February 26, 2007 expressed an unqualified opinion.
/s/ BDO Seidman, LLP
New York, New York
February 26, 2007

ITEM 9B. Other Information.
None.

PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors”, with respect to directors, and the first paragraph of the Section entitled “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee”, with respect to corporate governance, in each case in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.
     There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2006 Proxy Statement filed pursuant to Regulation 14A on April 13, 2006.
     Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2007 Proxy Statement.
     We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Controller. We make available free of charge through our Internet Web site, www.henryschein.com, under the “Corporate Information—Corporate Governance” caption, our Code of Business Conduct and Ethics. We intend to disclose on our Web site any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer or Controller.
ITEM 11. Executive Compensation
     The information required by this item is hereby incorporated by reference to the Section entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     We maintain several stock incentive plans for the benefit of certain officers, directors and employees. Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors. Descriptions of these plans appear in the notes to our consolidated financial statements. The following table summarizes information relating to these plans as of December 30, 2006:

	Number of
	Common Shares to be
	Issued Upon		Number of Common
	Exercise of	Weighted-Average	Shares Available
	Outstanding Options	Exercise Price of	for Future
	and Rights	Outstanding Options	Issuances

Plans Approved by Stockholders	7,427,321	$30.61	2,915,964
Plans Not Approved by Stockholders	50,000	20.41	—

Total	7,477,321	$30.54	2,915,964

     The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance — Board of Directors Meetings and Committees — Independent Directors” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A.
ITEM 14. Principal Accountant Fees and Services
     The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2007 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 48.
2.	Financial Statement Schedules:
Schedule II
No other schedules are required.
3.	Exhibits:
The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Melville, State of New York, on February 28, 2007.

Henry Schein, Inc.
By:	/s/ STANLEY M. BERGMAN
Stanley M. Bergman
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN Stanley M. Bergman	Chairman, Chief Executive Officer and Director (principal executive officer)	February 28, 2007

/s/ STEVEN PALADINO Steven Paladino	Executive Vice President, Chief Financial Officer and Director (principal financial and accounting officer)	February 28, 2007

/s/ JAMES P. BRESLAWSKI James P. Breslawski	Director	February 28, 2007

/s/ GERALD A. BENJAMIN Gerald A. Benjamin	Director	February 28, 2007

/s/ MARK E. MLOTEK Mark E. Mlotek	Director	February 28, 2007

/s/ BARRY J. ALPERIN Barry J. Alperin	Director	February 28, 2007

/s/ PAUL BRONS Paul Brons	Director	February 28, 2007

/s/ MARGARET A. HAMBURG, MD Margaret A. Hamburg, MD	Director	February 28, 2007

/s/ DONALD J. KABAT Donald J. Kabat	Director	February 28, 2007

/s/ PHILIP A. LASKAWY Philip A. Laskawy	Director	February 28, 2007

/s/ NORMAN S. MATTHEWS Norman S. Matthews	Director	February 28, 2007

/s/ MARVIN H. SCHEIN Marvin H. Schein	Director	February 28, 2007

/s/ LOUIS W. SULLIVAN, MD Louis W. Sullivan, MD	Director	February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York
The audits referred to in our report dated February 26, 2007 relating to the consolidated financial statements of Henry Schein, Inc., which is contained in Item 8 of the Form 10-K included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.
In our opinion the financial statement schedule presents fairly, in all material respects, the information set forth therein.
/s/ BDO SEIDMAN, LLP
New York, New York
February 26, 2007

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning of	statement of	other			end of
Description	period	income	accounts (1)	Deductions		period

Year ended December 30, 2006:
Allowance for doubtful accounts, sales returns and other	$52,308	$2,872	$3,157	$(17,801	)(2)	$40,536

Year ended December 31, 2005:
Allowance for doubtful accounts, sales returns and other	44,852	6,524	1,683	(751)		52,308

Year ended December 25, 2004:
Allowance for doubtful accounts, sales returns and other	43,203	3,820	4,383	(6,554)		44,852

(1)	Relates to allowances arising from business acquisitions.

(2)	Relates primarily to divestiture of our Hospital Supply Business and write-off of fully reserved accounts receivable.

Exhibits

3.1	Amended and Restated Certificate of Incorporation.+

3.2	Amendment dated November 13, 1997 to Amended and Restated Certificate of Incorporation.+

3.3	Amendment dated June 19, 1998 to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3, Reg. No. 333-59793).

3.4	Amendment dated May 25, 2005 to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005).

3.5	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, Reg. No. 33-96528).

3.6	Amendments to Amended and Restated By-Laws adopted May 22, 1997 (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Reg. No. 33-36081).

4.1	Rights Agreement dated as of November 30, 1998, between us and Continental Stock Transfer and Trust Co. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed December 21, 1998).

4.2	Indenture by and between us and The Bank of New York, as trustee, dated as of August 9, 2004, including form of Note (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004).

4.3	Registration Rights Agreement dated as of August 9, 2004 among us, Lehman Brothers, Inc. and J.P. Morgan Securities Inc. as Initial Purchasers (Incorporated by reference to Exhibit 4.3 to our Quarterly Report of Form 10-Q for the fiscal quarter ended September 25, 2004).

10.1	Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of April 1, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004).**

10.2	Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective March 1, 2005 (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2005).**

10.3	Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004).**

10.4	2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference from our definitive 2001 Proxy Statement on Schedule 14A, filed on April 30, 2001).**

10.5	Amendment No. 1 to 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of May 24, 2005. (Incorporated by reference from our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005).**

10.6	Henry Schein, Inc. 2001 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.7	Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004).**

10.8	Henry Schein Management Team 2006 Performance Incentive Plan Summary. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006).**

10.9	Consulting Agreement dated September 30, 1994 between us and Marvin H. Schein (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, Reg. No. 33-96528).**

10.10	Employment Agreement dated as of January 1, 2003 between us and Stanley M. Bergman (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.11	Amendment dated December 16, 2005 to Employment Agreement between us and Stanley M. Bergman (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2005).**

10.12	Letter Agreement dated October 10, 2003 between us and Stanley Komaroff (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).**

10.13	Form of Amended and Restated Change in Control Agreements dated January 1, 2003 between us and Gerald Benjamin, James Breslawski, Leonard David, Larry Gibson, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.14	Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and us (Incorporated by reference to Exhibit 10.103 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1998).

10.15	Form of Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of our 6.7% senior notes due July 15, 2010 (Incorporated by reference to Exhibit 10.111 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 1998).

10.16	Form of the Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of our 6.9% senior notes due June 30, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).

10.17	Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.31 to our Annual Report on form 10-K for the year ended December 25, 2004).

10.18	Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, HSBC Bank USA, N.A., Lehman Commercial Paper, Inc., Mellon Bank, N.A. and Wells Fargo Bank, National Association as co-agents, dated as of May 24, 2005 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005).

21.1	List of our Subsidiaries.+

23.1	Consent of BDO Seidman, LLP. +

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith

**	Indicates management contract or compensatory plan or agreement