Form 10-Q
period 2007-03-31
HENRY SCHEIN INC
filed 2007-05-09
CIK 1000228

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐            No ☑
     As of May 1, 2007, there were 88,835,010 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$154,456	$248,647
Available-for-sale securities	47,499	47,999
Accounts receivable, net of reserves of $40,379 and $40,536	617,427	610,020
Inventories, net	583,236	584,103
Deferred income taxes	29,992	28,240
Prepaid expenses and other	119,169	125,839

Total current assets	1,551,779	1,644,848
Property and equipment, net	221,234	225,038
Goodwill	787,018	773,801
Other intangibles, net	157,874	161,542
Investments and other	97,487	75,917

Total assets	$2,815,392	$2,881,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$343,491	$414,062
Bank credit lines	2,359	2,528
Current maturities of long-term debt	37,495	41,036
Accrued expenses:
Payroll and related	96,994	110,401
Taxes	52,720	59,007
Other	165,113	183,054

Total current liabilities	698,172	810,088
Long-term debt	457,318	455,806
Deferred income taxes	67,551	62,334
Other liabilities	61,291	60,209

Minority interest	21,926	21,746
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 88,806,126 outstanding on March 31, 2007 and 88,499,321 outstanding on December 30, 2006	888	885
Additional paid-in capital	629,051	614,551
Retained earnings	833,376	808,164
Accumulated other comprehensive income	45,819	47,363

Total stockholders’ equity	1,509,134	1,470,963

Total liabilities and stockholders’ equity	$2,815,392	$2,881,146

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net sales	$1,334,143	$1,161,781
Cost of sales	941,170	824,179

Gross profit	392,973	337,602
Operating expenses:
Selling, general and administrative	319,074	276,684

Operating income	73,899	60,918
Other income (expense):
Interest income	4,138	4,556
Interest expense	(6,004)	(7,394)
Other, net	(117)	221

Income from continuing operations before taxes, minority interest and equity in earnings of affiliates	71,916	58,301
Income taxes	(25,530)	(21,222)
Minority interest in net income of subsidiaries	(2,915)	(1,560)
Equity in earnings of affiliates	23	108

Income from continuing operations	43,494	35,627

Discontinued operations:
Loss from operations of discontinued components	—	(32,279)
Income tax benefit	—	12,911

Loss from discontinued operations	—	(19,368)

Net income	$43,494	$16,259

Earnings from continuing operations per share:
Basic	$0.49	$0.41

Diluted	$0.48	$0.40

Loss from discontinued operations per share:
Basic	$—	$(0.22)

Diluted	$—	$(0.22)

Earnings per share:
Basic	$0.49	$0.19

Diluted	$0.48	$0.18

Weighted-average common shares outstanding:
Basic	87,911	87,310

Diluted	89,984	89,242

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	April 1,
	2007	2006
		(Adjusted - Note 8)
Cash flows from operating activities:
Net income	$43,494	$16,259
Adjustments to reconcile net income to net cash used in operating activities:
Loss on sale of discontinued operation, net of tax	—	19,363
Depreciation and amortization	17,557	14,352
Stock-based compensation expense	4,117	3,857
Provision for losses on trade and other accounts receivable	231	118
Deferred income taxes	(6,855)	4,978
Undistributed earnings of affiliates	(23)	(108)
Minority interest in net income of subsidiaries	2,915	1,560
Other	(721)	(1,113)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,947)	4,599
Inventories	3,936	(12,481)
Other current assets	11,882	3,143
Accounts payable and accrued expenses	(106,488)	(92,527)

Net cash used in operating activities	(33,902)	(38,000)

Cash flows from investing activities:
Purchases of fixed assets	(8,933)	(11,168)
Payments for equity investment and business acquisitions, net of cash acquired	(27,432)	(72,712)
Purchases of available-for-sale securities	(17,500)	(84,421)
Proceeds from sales of available-for-sale securities	18,000	107,031
Proceeds from maturities of available-for-sale securities	—	80
Net payments for foreign exchange forward contract settlements	(3,921)	(1,161)
Other	(5,262)	191

Net cash used in investing activities	(45,048)	(62,160)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	428	—
Net proceeds from (repayments of) bank borrowings	(255)	1,223
Principal payments for long-term debt	(457)	(2,645)
Proceeds from issuance of stock upon exercise of stock options	10,691	17,108
Payments for repurchases of common stock	(30,689)	—
Excess tax benefits related to stock-based compensation	5,853	6,925
Other	(736)	(186)

Net cash provided by (used in) financing activities	(15,165)	22,425

Net change in cash and cash equivalents	(94,115)	(77,735)
Effect of exchange rate changes on cash and cash equivalents	(76)	5,797
Cash and cash equivalents, beginning of period	248,647	210,683

Cash and cash equivalents, end of period	$154,456	$138,745

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
     The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 30, 2006.
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 29, 2007.
Note 2. Segment Data
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including animal health) and international operating segments. This segment consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 2. Segment Data (Continued)
     The following tables present information about our business segments:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Net Sales:
Healthcare distribution (1):
Dental (2)	$562,601	$482,036
Medical (3)	372,302	334,631
International (4)	370,825	322,306

Total healthcare distribution	1,305,728	1,138,973
Technology (5)	28,415	22,808

Total	$1,334,143	$1,161,781

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and animal health markets.

(4)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

	Three Months Ended
	March 31,	April 1,
	2007	2006
Operating Income:
Healthcare distribution	$63,062	$52,162
Technology	10,837	8,756

Total	$73,899	$60,918

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“FAS”) No. 123(R), “Share-Based Payment.” We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation” in our consolidated financial statements. We elected to adopt the modified retrospective application method provided by FAS 123(R).
     Our accompanying unaudited consolidated statements of income reflect pre-tax share-based compensation expense of $4.1 million ($2.6 million after-tax) and $3.9 million ($2.5 million after-tax) for the three months ended March 31, 2007 and April 1, 2006.
     Our accompanying unaudited consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash used in operating activities for all periods presented. Benefits of $5.9 million and $6.9 million associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the three months ended March 31, 2007 and April 1, 2006.
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
     Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of March 31, 2007, there were 20,159,270 shares authorized and 1,416,330 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 266,837 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.
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
     With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our earnings per share performance measured against specified targets over a three-year period. We estimate the fair value of performance-

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
based restricted stock, based on our closing stock price, assuming that performance targets will be achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as expense will be based on our actual performance metrics.
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
     Stock-based compensation expense for the three months ended March 31, 2007 and April 1, 2006 was generated through stock options, restricted stock and restricted unit grants. The weighted-average grant date fair value of stock-based awards granted was $21.58 and $23.32 per share during the three months ended March 31, 2007 and April 1, 2006. For the three months ended March 31, 2007, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).
     Total unrecognized compensation cost related to non-vested awards as of March 31, 2007 was $60.1 million, which is expected to be recognized over a weighted-average period of approximately three years. There were no significant capitalized stock-based compensation costs as of March 31, 2007.
     The following table summarizes stock option activity under the Plans during the three months ended March 31, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Shares	Exercise Price	Life in Years	Intrinsic Value
Outstanding at beginning of period	7,477,321	$30.54
Granted	912,604	51.23
Exercised	(753,473)	23.82
Forfeited	(24,166)	36.76

Outstanding at end of period	7,612,286	33.67	6.9	$163,413,679

Options exercisable at end of period	4,922,515	$27.77	5.9	$134,917,637

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	20%	25%
Risk-free interest rate	4.75%	4.75%
Expected life of options (years)	4.5	5
     We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on the evaluation of implied volatilities from traded call options on our stock and from call options embedded in our existing convertible debt, historical volatility of our stock, and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The expected life of options represents the approximate period of time that granted options are expected to be outstanding and is based on historical data, including option exercises, forfeitures and cancellations. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
     The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of the option, of stock options exercised was $21.6 million and $25.5 million for the three months ended March 31, 2007 and April 1, 2006. The total cash received as a result of stock option exercises for the three months ended March 31, 2007 and April 1, 2006 was approximately $10.7 million and $17.1 million. In connection with these exercises, the tax benefits that we realized for the three months ended March 31, 2007 and April 1, 2006 were $5.1 million and $6.9 million. We settle employee stock option exercises with newly issued common shares.
     The total intrinsic value of restricted stock (including RSUs) that vested was $39 and $36 during the three months ended March 31, 2007 and April 1, 2006. The following table summarizes the status of our non-vested restricted shares/units for the three months ended March 31, 2007:

	Time-Based Restricted Stock/Units
		Weighted Average
	Shares/Units	Grant Date Fair Value
Outstanding at beginning of period	113,994	$5,042,725
Granted	99,394	5,097,507
Vested	(772)	(24,281)
Forfeited	(1,278)	(60,462)

Outstanding at end of period	211,338	$10,055,489

	Performance-Based Restricted Stock/Units
		Weighted Average
	Shares/Units	Grant Date Fair Value
Outstanding at beginning of period	225,543	$10,657,767
Granted	94,325	5,032,747
Forfeited	(1,278)	(60,462)

Outstanding at end of period	318,590	$15,630,052

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 4. Business Acquisitions, Divestiture and Other Transactions
Acquisitions
     We completed certain acquisitions during the three months ended March 31, 2007. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.
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
     Net sales generated by our Hospital Supply Business were $37.9 million for the three months ended April 1, 2006. We have classified the operating results of the Hospital Supply Business as a discontinued operation in the accompanying consolidated statements of income for the three months ended April 1, 2006.
     As part of the sale agreement, we remain obligated to make payments to the buyer, up to a maximum of $5.0 million, contingent upon the buyer’s maintenance of a specified level of aggregate sales of the Hospital Supply Business during the two-year post-closing period. Any payments made in connection with these contingencies will be presented as part of our results from discontinued operations.
Loan and Investment Agreement
     As of March 31, 2007, we loaned D4D Technologies, LLC (“D4D”) $10.1 million and, if remaining operational milestones are achieved, an additional $5.7 million loan is expected to be made during 2007. The loans are repayable between December 2007 and July 2013.
     We also agreed to make equity investments in D4D totalling $27.7 million ($6.7 million expected in 2007 and $21.0 million expected in 2008) contingent upon the achievement of specified D4D operational milestones. We have the option to fund a portion of our second equity investment in D4D by utilizing the loan amounts due to us from D4D. We expect to account for such investments under the equity method prospectively from the date of our first equity investment.

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
     For the three months ended March 31, 2007, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.
     For the three months ended April 1, 2006, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt, as the debt was not convertible at a premium during this period.
     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Basic	87,910,641	87,309,609
Effect of assumed exercise of stock options	1,209,816	1,847,918
Effect of assumed vesting of restricted stock	377,179	84,102
Effect of assumed conversion of convertible debt	486,120	—

Diluted	89,983,756	89,241,629

     Weighted-average options to purchase 270,773 shares of common stock at an exercise price of $51.23 per share and 263,593 shares of common stock at an exercise price of $47.31 per share that were outstanding during the three months ended March 31, 2007 and April 1, 2006 were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.
Note 6. Comprehensive Income
     Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains and losses on hedging activity and pension adjustments. Comprehensive income totaled $42.0 million and $21.9 million for the three months ended March 31, 2007 and April 1, 2006.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 7. Income Taxes
     In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognitions and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely, than not, to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective December 31, 2006, resulted in a decrease to stockholders’ equity of approximately $300.
     The total amount of unrecognized tax benefits as of the date of adoption was approximately $12.7 million, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.
     The total amount of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $2.0 million and $0, respectively, as of the date of adoption. The total amount of interest and penalties classified as a component of income tax expense were insignificant.
     The tax years subject to examination by major tax jurisdictions include the years 2002 and forward by the U.S. Internal Revenue Service, and the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.
Note 8. Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Three Months Ended
	March 31,	April 1,
	2007	2006
Interest	$12,672	$12,629
Income taxes	20,093	25,428
     As of March 31, 2007, we recorded a $7.3 million receivable for the net cash proceeds related to the exercise of stock options with a corresponding adjustment to stockholders' equity. Also, during the three months ended March 31, 2007 and April 1, 2006, we had a $0.8 million non-cash net unrealized gain and a $4.0 million non-cash net unrealized loss related to hedging activities. Further, in connection with our sale of our Hospital Supply Business, we received $34.5 million of the $36.5 million sales proceeds on April 3, 2006, with the balance received during the remainder of 2006.
     During 2006, we began presenting our variable-rate demand notes as part of available-for-sale securities in our consolidated balance sheet. For comparative purposes, we have adjusted our consolidated statements of cash flows for the three months ended April 1, 2006 to reflect the effect this reclassification had on the purchasing ($23.5 million effect) and sales ($46.1 million effect) of such available-for-sale securities.

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
Executive-Level Overview
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 500,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 75 years of experience distributing healthcare products.
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

     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including animal health) and international operating segments. This segment consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
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
     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding approximately 25% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold approximately 50% of the market, and in the European dental market, we estimate that more than 200 smaller distributors hold approximately 80% of the market.
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

Results of Operations
     The following table summarizes the significant components of our operating results and cash flows for the three months ended March 31, 2007 and April 1, 2006 (in thousands):

	Three Months Ended
	March 31,	April 1,
	2007	2006
Operating Results:
Net sales	$1,334,143	$1,161,781
Cost of sales	941,170	824,179

Gross profit	392,973	337,602
Operating expenses:
Selling, general and administrative	319,074	276,684
Operating income	$73,899	$60,918

Other expense, net	$(1,983)	$(2,617)
Income from continuing operations	43,494	35,627

Cash Flows:
Net cash used in operating activities	$33,902	$38,000
Net cash used in investing activities	45,048	62,160
Net cash provided by (used in) financing activities	(15,165)	22,425
Three Months Ended March 31, 2007 Compared to Three Months Ended April 1, 2006
Net Sales
     Net sales for the three months ended March 31, 2007 and April 1, 2006 were as follows (in thousands):

	March 31,	% of	April 1,	% of
	2007	Total	2006	Total
Healthcare distribution (1):
Dental (2)	$562,601	42.2%	$482,036	41.5%
Medical (3)	372,302	27.9	334,631	28.8
International (4)	370,825	27.8	322,306	27.7

Total healthcare distribution	1,305,728	97.9	1,138,973	98.0
Technology (5)	28,415	2.1	22,808	2.0

Total	$1,334,143	100.0%	$1,161,781	100.0%

(1)	Consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical and animal health markets.

(4)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(5)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.
     The $172.4 million, or 14.8%, increase in net sales for the three months ended March 31, 2007 includes increases of 12.4% local currency growth (4.2% internally generated primarily due to volume growth and 8.2% from acquisitions) and 2.4% related to foreign currency exchange.

     The $80.6 million, or 16.7%, increase in dental net sales for the three months ended March 31, 2007 includes increases of 16.9% local currency growth (9.9% internally generated primarily due to increased volume and 7.0% from acquisitions) and a decline of 0.2% related to foreign currency exchange. The 16.9% local currency growth was due to dental consumable merchandise sales growth of 14.6% (6.2% internal growth and 8.4% from acquisitions) and dental equipment sales and service growth of 25.6% (23.5% internal growth and 2.1% from acquisitions).
     The $37.7 million, or 11.3%, increase in medical net sales for the three months ended March 31, 2007 includes acquisition growth of 13.2%, partially offset by a decline of 1.9% in internal growth, net of a divestiture. This decline was due to lower sales of pharmaceutical products.
     The $48.5 million, or 15.1%, increase in international net sales for the three months ended March 31, 2007 includes increases of 6.1% in local currencies (5.0% from acquisitions and 1.1% internally generated), and 9.0% related to foreign currency exchange.
     The $5.6 million, or 24.6%, increase in technology net sales for the three months ended March 31, 2007 includes increases of 24.7% in local currency growth (17.7% internally generated and 7.0% from acquisitions), partially offset by a decline of 0.1% related to foreign currency exchange. The increase was driven by growth in electronic services, software and financial services revenue.
Gross Profit
     Gross profit and gross margin percentages by segment and in total for the three months ended March 31, 2007 and April 1, 2006 were as follows (in thousands):

	March 31,	Gross	April 1,	Gross
	2007	Margin %	2006	Margin %
Healthcare distribution	$371,263	28.4%	$320,115	28.1%
Technology	21,710	76.4	17,487	76.7

Total	$392,973	29.5	$337,602	29.1

     For the three months ended March 31, 2007, gross profit increased $55.4 million, or 16.4%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $51.2 million, or 16.0%, for the three months ended March 31, 2007 from the comparable prior year period. Healthcare distribution gross profit margin increased to 28.4% for the three months ended March 31, 2007 from 28.1% for the comparable prior year period, which reflects a favorable sales mix and improved margin management.
     Technology gross profit increased $4.2 million, or 24.1%, for the three months ended March 31, 2007 from the comparable prior year period. Technology gross profit margin decreased to 76.4% for the three months ended March 31, 2007 from 76.7% for the comparable prior year period primarily due to increased personnel costs.

Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for the three months ended March 31, 2007 and April 1, 2006 were as follows (in thousands):

		% of		% of
	March 31,	Respective	April 1,	Respective
	2007	Net Sales	2006	Net Sales
Healthcare distribution	$308,201	23.6%	$267,953	23.5%
Technology	10,873	38.3	8,731	38.3

Total	$319,074	23.9	$276,684	23.8

     Selling, general and administrative expenses increased $42.4 million, or 15.3%, to $319.1 million for the three months ended March 31, 2007 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses increased to 23.9% from 23.8% for the comparable prior year period.
     As a component of selling, general and administrative expenses, selling expenses increased $25.1 million, or 13.4%, to $212.5 million for the three months ended March 31, 2007 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.9% from 16.1% for the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $17.3 million, or 19.3%, to $106.6 million for the three months ended March 31, 2007 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 8.0% from 7.7% for the comparable prior year period.
Other Expense, Net
     Other expense, net, for the three months ended March 31, 2007 and April 1, 2006 were as follows (in thousands):

	March 31,	April 1,
	2007	2006
Interest income	$4,138	$4,556
Interest expense	(6,004)	(7,394)
Other, net	(117)	221

Other expense, net	$(1,983)	$(2,617)

     Other expense, net, decreased $0.6 million for the three months ended March 31, 2007 from the comparable prior year period. This decrease was primarily due to lower interest expense resulting from the conversion of U.S. LIBOR based borrowings to Euro LIBOR based borrowings, partially offset by reduced interest income primarily due to lower cash and cash equivalent balances.
Income Taxes
     For the three months ended March 31, 2007, our effective tax rate from continuing operations decreased to 35.5% from 36.4% for the comparable prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to foreign and state income taxes.

Liquidity and Capital Resources
     Our principal capital requirements include the funding of working capital needs, repurchases of common stock, acquisitions and capital expenditures. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities, and payment terms for receivables and payables. Since sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.
     We finance our business primarily through cash generated from our operations, revolving credit facilities, debt placements and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for, and provision by our suppliers of, our products and services. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain consistent with recent trends in the foreseeable future.
     Net cash flow used in operating activities was $33.9 million for the three months ended March 31, 2007, compared to $38.0 million for the comparable prior year period. This net change of $4.1 million was primarily due to cash outflows related to the timing of working capital cash receipts and payments, partially offset by increased income from continuing operations.
     Net cash used in investing activities was $45.0 million for the three months ended March 31, 2007, compared to $62.2 million for the comparable prior year period. The net change of $17.2 million was primarily due to a reduction in payments for business acquisitions, partially offset by a reduction in net security sales. We expect to invest approximately $35.0 million to $40.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate certain operations into our core structure.
     Net cash used in financing activities was $15.2 million for the three months ended March 31, 2007, compared to $22.4 million provided by financing activities for the comparable prior year period. The net change of $37.6 million was primarily due to increased repurchases of our common stock during the three months ended March 31, 2007, as well as the timing of cash proceeds received related to stock option exercises.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 31,	December 30,
	2007	2006
Cash and cash equivalents	$154,456	$248,647
Available-for-sale securities	47,499	47,999
Working capital	853,607	834,760

Debt:
Bank credit lines	$2,359	$2,528
Current maturities of long-term debt	37,495	41,036
Long-term debt	457,318	455,806

Total debt	$497,172	$499,370

     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At March 31, 2007 and December 30, 2006, our available-for-sale securities consisted of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes.

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
     Our accounts receivable days sales outstanding from continuing operations improved to 42.0 days for the three months ended March 31, 2007 from 42.6 days for the comparable prior year period. Our inventory turnover from continuing operations for the three months ended March 31, 2007 was 6.5 turns compared to 6.6 turns for the three months ended April 1, 2006.
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
     Our $130.0 million senior notes are due on June 30, 2009 and bear interest at a fixed rate of 6.9% per annum. On September 25, 2006, we made our first annual principal payment of $20.0 million on our $100.0 million senior notes, which bear interest at a fixed rate of 6.7% per annum. Remaining principal payments are due annually on September 25, 2007 through 2010. Interest on both notes is payable semi-annually.
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of March 31, 2007, there was $210.0 million of principal remaining with a weighted-average variable interest rate of 8.5%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.

     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility expires in May 2010. As of March 31, 2007, there were $8.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004 and on October 31, 2005, we announced that our Board of Directors had authorized $100.0 million common stock repurchase programs. On March 28, 2007, our Board of Directors authorized an additional $100.0 million repurchase program of shares in our common stock. As of March 31, 2007, we had repurchased $159.5 million or 4,012,242 shares under these initiatives, with $140.5 million remaining for future common stock share repurchases.
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

Critical Accounting Policies and Estimates
     There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 30, 2006.
Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognitions and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely, than not, to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective December 31, 2006, resulted in a decrease to stockholders’ equity of approximately $300.
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
     In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 requires an employer to recognize the over- or under-funded status of a defined benefit plan as an asset or liability in the statement of financial position and to recognize changes in that funded status, net of tax through comprehensive income, in the year in which the changes occur. FAS 158 also requires an employer to measure the funded status of a defined benefit plan as of the date of its year end statement of financial position. The provisions of FAS 158 are effective for our year ended December 30, 2006, with the exception of the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our fiscal year ending December 27, 2008. During December 2006, we implemented the requirement to recognize the funded status of our defined benefit plans. Recognizing the funded status of our defined benefit plans did not have a material impact on our statement of financial position.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159), including an amendment to FASB No. 115. FAS 159 gives entities the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FAS 159 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     As of March 31, 2007, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of March 31, 2007, we were a defendant in approximately 15 product liability cases. In many of these cases, the manufacturers have agreed to defend and indemnify us. The manufacturers have withheld defense and indemnification in some of these cases pending product identification. In our opinion, these cases are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer
     Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. On March 28, 2007, our Board of Directors authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. As of March 31, 2007, we had repurchased $159.5 million or 4,012,242 shares under this initiative, with $140.5 million remaining for future common stock share repurchases.
     The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 31, 2007:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Announced Program	Our Program (2)
12/31/06 through 02/03/07	612,500	$47.89	612,500	817,068
02/04/07 through 03/03/07	—	—	—	814,843
03/04/07 through 03/31/07	26,600	51.09	26,600	2,546,644

Total	639,100		639,100

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6. EXHIBITS
     Exhibits.

10.1	Henry Schein’s Management Team 2007 Performance Incentive Plan Summary

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino

Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)
Dated: May 9, 2007