Form 10-Q
period 2007-06-30
HENRY SCHEIN INC
filed 2007-08-08
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐                 No ☑
     As of August 1, 2007, there were 89,128,523 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$190,971	$248,647
Available-for-sale securities	88,000	47,999
Accounts receivable, net of reserves of $40,287 and $40,536	637,229	610,020
Inventories, net	579,474	584,103
Deferred income taxes	29,338	28,240
Prepaid expenses and other	123,846	125,839

Total current assets	1,648,858	1,644,848
Property and equipment, net	223,227	225,038
Goodwill	771,834	773,801
Other intangibles, net	155,623	161,542
Investments and other	97,110	75,917

Total assets	$2,896,652	$2,881,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$361,031	$414,062
Bank credit lines	2,367	2,528
Current maturities of long-term debt	27,830	41,036
Accrued expenses:
Payroll and related	104,099	110,401
Taxes	56,303	59,007
Other	181,875	183,054

Total current liabilities	733,505	810,088
Long-term debt	450,260	455,806
Deferred income taxes	57,957	62,334
Other liabilities	62,962	60,209

Minority interest	24,687	21,746
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 89,062,402 outstanding on June 30, 2007 and 88,499,321 outstanding on December 30, 2006	891	885
Additional paid-in capital	643,033	614,551
Retained earnings	867,213	808,164
Accumulated other comprehensive income	56,144	47,363

Total stockholders’ equity	1,567,281	1,470,963

Total liabilities and stockholders’ equity	$2,896,652	$2,881,146

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net sales	$1,387,017	$1,192,989	$2,697,145	$2,326,574
Cost of sales	973,240	835,744	1,892,322	1,633,808

Gross profit	413,777	357,245	804,823	692,766
Operating expenses:
Selling, general and administrative	322,925	280,887	640,250	555,771

Operating income	90,852	76,358	164,573	136,995
Other income (expense):
Interest income	4,269	3,954	8,388	8,495
Interest expense	(6,223)	(7,238)	(12,165)	(14,603)
Other, net	547	(344)	425	(129)

Income from continuing operations before taxes, minority interest and equity in earnings (losses) of affiliates	89,445	72,730	161,221	130,758
Income taxes	(30,636)	(26,250)	(56,106)	(47,367)
Minority interest in net income of subsidiaries	(3,842)	(1,706)	(6,757)	(3,266)
Equity in earnings (losses) of affiliates	(528)	227	(505)	335

Income from continuing operations	54,439	45,001	97,853	80,460

Discontinued operations:
Income (loss) from operations of discontinued components (including write-down of long-lived assets of $32.7 million in 2007 and a loss on sale of discontinued operation of $32.3 million in 2006 - Note 4)	(32,700)	346	(32,560)	(31,660)
Income tax benefit (expense)	12,098	(129)	12,038	12,677

Income (loss) from discontinued operations	(20,602)	217	(20,522)	(18,983)

Net income	$33,837	$45,218	$77,331	$61,477

Earnings from continuing operations per share:
Basic	$0 .62	$0 .51	$1 .11	$0. 92

Diluted	$0 .60	$0 .50	$1. 08	$0 .90

Loss from discontinued operations per share:
Basic	$(0. 24)	$0. 00	$(0 .23)	$(0. 22)

Diluted	$(0. 23)	$0 .00	$(0 .22)	$(0 .21)

Earnings per share:
Basic	$0. 38	$0 .51	$0. 88	$0. 70

Diluted	$0 .37	$0. 50	$0. 86	$0. 69

Weighted-average common shares outstanding:
Basic	88,390	88,381	88,154	87,713

Diluted	90,591	89,823	90,344	89,344

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$77,331	$61,477
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operation, net of tax	—	19,363
Depreciation and amortization	35,227	30,158
Stock-based compensation expense	10,725	9,374
Impairment from write down of long-lived assets of discontinued operations	32,667	—
Provision for losses on trade and other accounts receivable	232	679
Provision for (benefit from) deferred income taxes	(18,688)	5,937
Undistributed earnings (losses) of affiliates	505	(335)
Minority interest in net income of subsidiaries	6,757	3,266
Other	(570)	(412)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,756)	(3,023)
Inventories	15,446	(31,755)
Other current assets	4,469	8,146
Accounts payable and accrued expenses	(66,604)	(102,258)

Net cash provided by operating activities	80,741	617

Cash flows from investing activities:
Purchases of fixed assets	(21,336)	(32,654)
Payments for equity investment and business acquisitions, net of cash acquired	(41,823)	(105,187)
Cash received from business divestiture	—	36,527
Purchases of available-for-sale securities	(88,001)	(147,340)
Proceeds from sales of available-for-sale securities	48,000	168,961
Proceeds from maturities of available-for-sale securities	—	1,280
Net payments for foreign exchange forward contract settlements	(11,613)	(14,805)
Other	(4,609)	165

Net cash used in investing activities	(119,382)	(93,053)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	483	—
Repayments of bank borrowings	(281)	—
Principal payments for long-term debt	(17,925)	(6,475)
Proceeds from issuance of stock upon exercise of stock options	23,620	25,600
Payments for repurchases of common stock	(30,689)	(23,439)
Excess tax benefits related to stock-based compensation	8,022	9,788
Other	(1,457)	2,049

Net cash provided by (used in) financing activities	(18,227)	7,523

Net change in cash and cash equivalents	(56,868)	(84,913)
Effect of exchange rate changes on cash and cash equivalents	(808)	12,564
Cash and cash equivalents, beginning of period	248,647	210,683

Cash and cash equivalents, end of period	$190,971	$138,334

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
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 29, 2007.
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
     Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 17 countries outside of North America.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 2. Segment Data (Continued)
     The following tables present information about our business segments:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006 (1)	2007 (1)	2006 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$601,217	$511,870	$1,163,818	$993,906
Medical (4)	358,780	321,232	707,067	627,667
International (5)	395,145	336,533	765,970	658,839

Total healthcare distribution	1,355,142	1,169,635	2,636,855	2,280,412
Technology (6)	31,875	23,354	60,290	46,162

Total	$1,387,017	$1,192,989	$2,697,145	$2,326,574

(1)	Adjusted to reflect the effects of discontinued operations. See Note 4.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006 (1)	2007 (1)	2006 (1)
Operating Income:
Healthcare distribution	$78,728	$67,225	$141,613	$119,106
Technology	12,124	9,133	22,960	17,889

Total	$90,852	$76,358	$164,573	$136,995

(1)	Adjusted to reflect the effects of discontinued operations. See Note 4.
Note 3. Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”). We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation” in our consolidated financial statements. We elected to adopt the modified retrospective application method provided by FAS 123(R).

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     Our accompanying unaudited consolidated statements of income reflect pre-tax share-based compensation expense of $6.6 million ($4.3 million after-tax) and $10.7 million ($7.0 million after-tax) for the three and six months ended June 30, 2007 and $5.5 million ($3.5 million after-tax) and $9.4 million ($6.0 million after-tax) for the three and six months ended July 1, 2006.
     Our accompanying unaudited consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. Benefits of $8.0 million and $9.8 million associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the six months ended June 30, 2007 and July 1, 2006.
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
     Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of June 30, 2007, there were 23,777,270 shares authorized and 5,022,952 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 266,837 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.
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
     Stock-based compensation expense for the six months ended June 30, 2007 and July 1, 2006 was generated through stock options, restricted stock and restricted stock unit grants. The weighted-average grant date fair value of stock-based awards granted was $22.66 and $24.46 per share during the three months ended June 30, 2007 and July 1, 2006 and $21.59 and $23.40 per share during the six months ended June 30, 2007 and July 1, 2006. For the three and six months ended June 30, 2007, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).
     Total unrecognized compensation cost related to non-vested awards as of June 30, 2007 was $53.5 million, which is expected to be recognized over a weighted-average period of approximately three years. There were no significant capitalized stock-based compensation costs as of June 30, 2007.
     The following table summarizes stock option activity under the Plans during the six months ended June 30, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Life	Aggregate Intrinsic
	Shares	Exercise Price	in Years	Value
Outstanding at beginning of period	7,477,321	$30.54
Granted	926,607	51.25
Exercised	(1,012,605)	23.70
Forfeited	(27,506)	40.46

Outstanding at end of period	7,363,817	34.06	6.7	$142,662,809

Options exercisable at end of period	5,022,819	$28.89	5.8	$123,260,572

     The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2007	2006
Expected dividend yield	0%	0%
Expected stock price volatility	20%	25%
Risk-free interest rate	4.75%	4.75%
Expected life of options (years)	4.5	5

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
     We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on the evaluation of implied volatilities from traded call options on our stock and from call options embedded in our existing convertible debt, historical volatility of our stock and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant in conjunction with considering the expected life of options. The expected life of options represents the approximate period of time that granted options are expected to be outstanding and is based on historical data, including option exercises, forfeitures and cancellations. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
     The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of the option, of stock options exercised was $7.9 million and $11.1 million for the three months ended June 30, 2007 and July 1, 2006 and $29.5 million and $36.6 million for the six months ended June 30, 2007 and July 1, 2006. The total cash received as a result of stock option exercises for the six months ended June 30, 2007 and July 1, 2006 was approximately $23.6 million and $25.6 million. In connection with these exercises, the tax benefits that we realized for the six months ended June 30, 2007 and July 1, 2006 were $6.8 million and $9.1 million. We settle employee stock option exercises with newly issued common shares.
     The total intrinsic value of restricted stock (including RSUs) that vested was $42 and $36 during the three months ended June 30, 2007 and July 1, 2006 and $81 and $72 during the six months ended June 30, 2007 and July 1, 2006. The following table summarizes the status of our non-vested restricted shares/units for the six months ended June 30, 2007:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant
	Shares/Units	Date Fair Value
Outstanding at beginning of period	113,994	$5,042,725
Granted	99,394	5,071,328
Vested	(1,545)	(48,561)
Forfeited	(2,420)	(88,985)

Outstanding at end of period	209,423	$9,976,507

	Performance-Based Restricted Stock/Units
		Weighted Average
	Shares/Units	Grant Date Fair Value
Outstanding at beginning of period	225,543	$10,657,767
Granted	94,325	5,006,568
Forfeited	(2,420)	(88,985)

Outstanding at end of period	317,448	$15,575,350

Note 4. Business Acquisitions, Divestiture, Discontinued Operations and Other Transactions
Acquisitions
     In June 2007, we entered into a definitive agreement to acquire the remaining 50% of Becker-Parkin Dental Supply Co. (“Becker-Parkin”) for an expected purchase price of approximately $22 million. The acquisition was completed in July 2007 and we plan to merge the full service and special markets portion

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4.	Business Acquisitions, Divestiture, Discontinued Operations and Other Transactions (Continued)
of this business into our existing operations and we plan to contribute the telesales portion into an unconsolidated equity-owned investment. The non-core subsidiaries of Becker-Parkin were immediately sold to third-party individuals. We expect to record a nominal gain in the third quarter of 2007 as a result of the sale of these businesses.
     Upon completing the contribution of the telesales portion of Becker-Parkin into an unconsolidated equity-owned investment, our equity ownership of such unconsolidated equity-owned investment will be 45%, and we will continue to account for this investment using the equity method. We also expect to record a gain in the third quarter of 2007 of approximately $2.0 million on the contribution of the telesales portion.
     We completed certain other acquisitions during the three months ended June 30, 2007. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.
Divestiture
     On April 1, 2006, we sold substantially all of the assets of our hospital supply business, previously reported as part of our healthcare distribution reportable segment. The sale price was $36.5 million, which was received during the second quarter of 2006. As a result of this sale, included in the operating results from discontinued operations for the six months ended July 1, 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale, including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs.
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
Discontinued Operations
     During the three month period ended June 30, 2007, we reached a decision to divest our lower-margin oncology pharmaceutical and specialty pharmacy businesses, which are components of our healthcare distribution business. These businesses were not strategic to the medical group and their divestiture will allow us enhanced focus on the sale of more profitable products.
     We expect to sell these businesses within the next 12 months and consequently have classified the operating results of these businesses as discontinued operations in the accompanying consolidated statements of income for all periods presented. In connection with this decision, we assessed our long-lived assets for impairment, which resulted in the recording of an impairment charge of $32.7 million ($20.6 million after-tax) for the write-down of all long-lived assets, including goodwill of $30.1 million. We expect to incur an additional pre-tax loss of $3 million to $5 million upon the sale of these businesses.
     Net sales generated by these businesses were $26.2 million and $27.4 million for the three month periods ended June 30, 2007 and July 1, 2006 and $50.2 million and $55.6 million for the six month periods ended June 30, 2007 and July 1, 2006.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4.	Business Acquisitions, Divestiture, Discontinued Operations and Other Transactions (Continued)
     The carrying amounts of the major classes of the assets held-for-sale for these businesses as of June 30, 2007 included accounts receivable, net of reserves, of $10.4 million and inventories, net of reserves, of $3.9 million.
Loan and Investment Agreement
     As of June 30, 2007, we loaned D4D Technologies, LLC (“D4D”) $10.4 million and, if remaining operational milestones are achieved, an additional $5.4 million loan is expected to be made during 2007. The loans are repayable between December 2007 and July 2013.
     We also agreed to make equity investments in D4D totaling $27.7 million contingent upon the achievement of specified D4D operational milestones. We have the option to fund a portion of our second equity investment in D4D by utilizing the loan amounts due to us from D4D. We expect to account for such investments under the equity method prospectively from the date of our first equity investment.
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
     For the three and six months ended June 30, 2007 and July 1, 2006, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.
     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Basic	88,389,714	88,381,298	88,154,454	87,712,692
Effect of assumed exercise of stock options	989,038	1,172,219	1,160,898	1,455,679
Effect of assumed vesting of restricted stock	523,932	252,992	437,406	169,083
Effect of assumed conversion of convertible debt	688,105	16,266	591,088	7,032

Diluted	90,590,789	89,822,775	90,343,846	89,344,486

     Weighted-average options to purchase 5,266 shares of common stock at an exercise price of $55.18 per share and 818,213 shares of common stock at an exercise price of $47.31 per share that were outstanding during the three months ended June 30, 2007 and July 1, 2006, respectively, were excluded

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 5. Earnings Per Share (Continued)
from the computation of diluted earnings per share. Weighted-average options to purchase 2,691 shares of common stock at an exercise price of $55.18 per share and 548,473 shares of common stock at an exercise price of $47.31 per share that were outstanding during the six months ended June 30, 2007 and July 1, 2006, respectively, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.
Note 6. Comprehensive Income
     Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains and losses on hedging activity and pension adjustments. Comprehensive income totaled $44.2 million and $86.1 million for the three and six months ended June 30, 2007 and $63.3 million and $85.2 million for the three and six months ended July 1, 2006.
Note 7. Income Taxes
     In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognitions and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective December 31, 2006, resulted in a decrease to stockholders’ equity of approximately $0.3 million.
     The total amount of unrecognized tax benefits as of the date of adoption was approximately $12.7 million, all of which would affect the effective tax rate if recognized. The total amount of unrecognized tax benefits as of June 30, 2007 was approximately $10.1 million, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.
     The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $2.0 million and $0, respectively, as of the date of adoption. The total amount of interest and penalties classified as a component of income tax expense was insignificant. It is expected that the amount of interest will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.
     The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 8. Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Six Months Ended
	June 30,	July 1,
	2007	2006
Interest	$14,324	$18,233
Income taxes	40,361	49,169
     During the six months ended July 1, 2006, we had a $5.6 million non-cash net unrealized loss related to hedging activities. Further, in connection with our sale of our hospital supply business, we received $34.5 million of the $36.5 million sales proceeds on April 3, 2006, with the balance received during the remainder of 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Note Regarding Forward-Looking Statements
     In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein. All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or other comparable terms.
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
     We are headquartered in Melville, New York, employ nearly 12,000 people and have operations in the United States, Canada, the United Kingdom, the Netherlands, Belgium, Germany, France, Austria, Portugal, Spain, the Czech Republic, Luxembourg, Italy, Ireland, Switzerland, Israel, Australia and New Zealand. We also have an affiliate in Iceland.
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

Results of Operations
     The following table summarizes the significant components of our operating results from continuing operations for the three and six months ended June 30, 2007 and July 1, 2006, and cash flows for the six months ended June 30, 2007 and July 1, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006 (1)	2007 (1)	2006 (1)
Operating Results:
Net sales	$1,387,017	$1,192,989	$2,697,145	$2,326,574
Cost of sales	973,240	835,744	1,892,322	1,633,808

Gross profit	413,777	357,245	804,823	692,766
Operating expenses:
Selling, general and administrative	322,925	280,887	640,250	555,771

Operating income	$90,852	$76,358	$164,573	$136,995

Other expense, net	$(1,407)	$(3,628)	$(3,352)	$(6,237)
Income from continuing operations	54,439	45,001	97,853	80,460

Cash Flows:
Net cash provided by operating activities			$80,741	$617
Net cash used in investing activities			(119,382)	(93,053)
Net cash provided by (used in) financing activities			(18,227)	7,523

(1)	Adjusted to reflect the effects of discontinued operations.
Three Months Ended June 30, 2007 Compared to Three Months Ended July 1, 2006
Net Sales
     Net sales from continuing operations for the three months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

	June 30,	% of	July 1,	% of
	2007	Total	2006 (1)	Total
Healthcare distribution (2):
Dental (3)	$601,217	43.3%	$511,870	42.9%
Medical (4)	358,780	25.9	321,232	26.9
International (5)	395,145	28.5	336,533	28.2

Total healthcare distribution	1,355,142	97.7	1,169,635	98.0
Technology (6)	31,875	2.3	23,354	2.0

Total	$1,387,017	100.0%	$1,192,989	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

     The $194.0 million, or 16.3%, increase in net sales for the three months ended June 30, 2007 includes increases of 13.9% local currency growth (8.3% internally generated primarily due to volume growth and 5.6% from acquisitions) and 2.4% related to foreign currency exchange.
     The $89.4 million, or 17.5%, increase in dental net sales for the three months ended June 30, 2007 includes increases of 17.2% local currency growth (10.5% internally generated primarily due to increased volume and 6.7% from acquisitions) and 0.3% related to foreign currency exchange. The 17.2% local currency growth was due to dental consumable merchandise sales growth of 14.7% (6.8% internal growth and 7.9% from acquisitions) and dental equipment sales and service growth of 25.1% (22.3% internal growth and 2.8% from acquisitions).
     The $37.5 million, or 11.7%, increase in medical net sales for the three months ended June 30, 2007 includes internal growth of 7.7% and acquisition growth of 4.0%.
     The $58.6 million, or 17.4%, increase in international net sales for the three months ended June 30, 2007 includes increases of 9.4% in local currencies (5.0% from acquisitions and 4.4% internally generated), and 8.0% related to foreign currency exchange.
     The $8.5 million, or 36.5%, increase in technology net sales for the three months ended June 30, 2007 includes increases of 36.4% in local currency growth (25.5% internally generated and 10.9% from acquisitions) and 0.1% related to foreign currency exchange. The increase was driven by growth in electronic services, software and financial services revenue.
Gross Profit
     Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

	June 30,	Gross	July 1,	Gross
	2007	Margin %	2006 (1)	Margin %
Healthcare distribution	$390,187	28.8%	$339,245	29.0%
Technology	23,590	74.0	18,000	77.1

Total	$413,777	29.8	$357,245	29.9

(1)	Adjusted to reflect the effects of discontinued operations.
     For the three months ended June 30, 2007, gross profit increased $56.5 million, or 15.8%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $50.9 million, or 15.0%, for the three months ended June 30, 2007 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 28.8% for the three months ended June 30, 2007 from 29.0% for the comparable prior year period.
     Technology gross profit increased $5.6 million, or 31.1%, for the three months ended June 30, 2007 from the comparable prior year period. Technology gross profit margin decreased to 74.0% for the three months ended June 30, 2007 from 77.1% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

		% of		% of
	June 30,	Respective	July 1,	Respective
	2007	Net Sales	2006 (1)	Net Sales
Healthcare distribution	$311,459	23.0%	$272,022	23.3%
Technology	11,466	36.0	8,865	38.0

Total	$322,925	23.3	$280,887	23.5

(1)	Adjusted to reflect the effects of discontinued operations.
     Selling, general and administrative expenses increased $42.0 million, or 15.0%, to $322.9 million for the three months ended June 30, 2007 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 23.3% from 23.5% for the comparable prior year period.
     As a component of selling, general and administrative expenses, selling expenses increased $25.4 million, or 13.3%, to $216.4 million for the three months ended June 30, 2007 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.6% from 16.0% for the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $16.6 million, or 18.4%, to $106.5 million for the three months ended June 30, 2007 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 7.7% from 7.5% for the comparable prior year period.
Other Expense, Net
     Other expense, net, from continuing operations for the three months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

	June 30,	July 1,
	2007	2006 (1)
Interest income	$4,269	$3,954
Interest expense	(6,223)	(7,238)
Other, net	547	(344)

Other expense, net	$(1,407)	$(3,628)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other expense, net, decreased $2.2 million for the three months ended June 30, 2007 from the comparable prior year period. This decrease was primarily due to lower interest expense resulting from the conversion of U.S. LIBOR based borrowings to Euro LIBOR based borrowings, as well as increases in late fee income and net foreign currency gains.
Income Taxes
     For the three months ended June 30, 2007, our effective tax rate from continuing operations decreased to 34.3% from 36.1% for the comparable prior year period. The difference was impacted by additional tax planning, settlements of tax audits and higher income from lower taxing countries. The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to foreign and state income taxes. We expect our effective tax rate to be in the 34% to 35% range for the remainder of 2007.

Six Months Ended June 30, 2007 Compared to Six Months Ended July 1, 2006
Net Sales
     Net sales from continuing operations for the six months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

	June 30,	% of	July 1,	% of
	2007 (1)	Total	2006 (1)	Total
Healthcare distribution (2):
Dental (3)	$1,163,818	43.2%	$993,906	42.7%
Medical (4)	707,067	26.2	627,667	27.0
International (5)	765,970	28.4	658,839	28.3

Total healthcare distribution	2,636,855	97.8	2,280,412	98.0
Technology (6)	60,290	2.2	46,162	2.0

Total	$2,697,145	100.0%	$2,326,574	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.
     The $370.6 million, or 15.9%, increase in net sales for the six months ended June 30, 2007 includes increases of 13.5% local currency growth (6.6% internally generated primarily due to volume growth and 6.9% from acquisitions, net of divestiture) and 2.4% related to foreign currency exchange.
     The $169.9 million, or 17.1%, increase in dental net sales for the six months ended June 30, 2007 is all in local currency (10.2% internally generated primarily due to increased volume and 6.9% from acquisitions). The 17.1% local currency growth was due to dental consumable merchandise sales growth of 14.7% (6.5% internal growth and 8.2% from acquisitions) and dental equipment sales and service growth of 25.3% (22.8% internal growth and 2.5% from acquisitions).
     The $79.4 million, or 12.7%, increase in medical net sales for the six months ended June 30, 2007 includes acquisition growth of 9.0% and 3.7% in internal growth, net of a divestiture.
     The $107.2 million, or 16.3%, increase in international net sales for the six months ended June 30, 2007 includes increases of 7.8% in local currencies (5.0% from acquisitions and 2.8% internally generated), and 8.5% related to foreign currency exchange.
     The $14.1 million, or 30.6%, increase in technology net sales for the six months ended June 30, 2007 is all in local currency (21.6% internally generated and 9.0% from acquisitions). The increase was driven by growth in electronic services, software and financial services revenue.

Gross Profit
     Gross profit and gross margin percentages from continuing operations by segment and in total for the six months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

	June 30,	Gross	July 1,	Gross
	2007 (1)	Margin %	2006 (1)	Margin %
Healthcare distribution	$759,523	28.8%	$657,279	28.8%
Technology	45,300	75.1	35,487	76.9

Total	$804,823	29.8	$692,766	29.8

(1)	Adjusted to reflect the effects of discontinued operations.
     For the six months ended June 30, 2007, gross profit increased $112.1 million, or 16.2%, from the comparable prior year period.
     Healthcare distribution gross profit increased $102.3 million, or 15.6%, for the six months ended June 30, 2007 from the comparable prior year period. Healthcare distribution gross profit margin remained constant at 28.8%.
     Technology gross profit increased $9.8 million, or 27.7%, for the six months ended June 30, 2007 from the comparable prior year period. Technology gross profit margin decreased to 75.1% for the six months ended June 30, 2007 from 76.9% for the comparable prior year period primarily due to changes in the product sales mix.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the six months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

		% of		% of
	June 30,	Respective	July 1,	Respective
	2007 (1)	Net Sales	2006 (1)	Net Sales
Healthcare distribution	$617,910	23.4%	$538,173	23.6%
Technology	22,340	37.1	17,598	38.1

Total	$640,250	23.7	$555,771	23.9

(1)	Adjusted to reflect the effects of discontinued operations.
     Selling, general and administrative expenses increased $84.5 million, or 15.2%, to $640.3 million for the six months ended June 30, 2007 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 23.7% from 23.9% for the comparable prior year period.
     As a component of selling, general and administrative expenses, selling expenses increased $50.5 million, or 13.4%, to $428.0 million for the six months ended June 30, 2007 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.9% from 16.2% for the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $34.0 million, or 19.1%, to $212.3 million for the six months ended June 30, 2007 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 7.9% from 7.7% for the comparable prior year period.

Other Expense, Net
     Other expense, net, from continuing operations for the six months ended June 30, 2007 and July 1, 2006 were as follows (in thousands):

	June 30,	July 1,
	2007 (1)	2006 (1)
Interest income	$8,388	$8,495
Interest expense	(12,165)	(14,603)
Other, net	425	(129)

Other expense, net	$(3,352)	$(6,237)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other expense, net, decreased $2.9 million for the six months ended June 30, 2007 from the comparable prior year period. This decrease was primarily due to lower interest expense resulting from the conversion of U.S. LIBOR based borrowings to Euro LIBOR based borrowings and net foreign currency gains.
Income Taxes
     For the six months ended June 30, 2007, our effective tax rate from continuing operations decreased to 34.8% from 36.2% for the comparable prior year period. The difference was impacted by additional tax planning, settlements of tax audits and higher income from lower taxing countries. The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to foreign and state income taxes. We expect our effective tax rate to be in the 34% to 35% range for the remainder of 2007.
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
     Net cash flow provided by operating activities was $80.7 million for the six months ended June 30, 2007, compared to $0.6 million for the comparable prior year period. This net change of $80.1 million was primarily due to improved working capital, as well as increased income from continuing operations.
     Net cash used in investing activities was $119.4 million for the six months ended June 30, 2007, compared to $93.1 million for the comparable prior year period. The net change of $26.3 million was primarily due to an increase in net security purchases and cash received from a business divestiture in the prior year, partially offset by a reduction in payments for business acquisitions. We expect to invest approximately $25.0 million to $30.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate certain operations into our core structure.
     Net cash used in financing activities was $18.2 million for the six months ended June 30, 2007, compared to $7.5 million provided by financing activities for the comparable prior year period. The net change of $25.7 million was primarily due to increased payments for long-term debt and increased repurchases of our common stock during the six months ended June 30, 2007.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 30,	December 30,
	2007	2006
Cash and cash equivalents	$190,971	$248,647
Available-for-sale securities	88,000	47,999
Working capital	915,353	834,760

Debt:
Bank credit lines	$2,367	$2,528
Current maturities of long-term debt	27,830	41,036
Long-term debt	450,260	455,806

Total debt	$480,457	$499,370

     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At June 30, 2007 and December 30, 2006, our available-for-sale securities consisted of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes.
     Our business requires a substantial investment in working capital, which is susceptible to fluctuations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory. We anticipate future increases in our working capital requirements as a result of continuing sales growth.
     Our accounts receivable days sales outstanding from continuing operations improved to 41.3 days for the six months ended June 30, 2007 from 42.6 days for the comparable prior year period. During the six months ended June 30, 2007, we wrote-off approximately $3.3 million of fully reserved accounts receivable against our trade receivable reserve, which had no effect on our earnings. Our inventory turnover from continuing operations for the six months ended June 30, 2007 was 6.6 turns compared to 6.4 turns for the six months ended July 1, 2006.
     In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is equivalent to a conversion price of $46.34 per share, under the following circumstances:
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
     Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $300.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy the cash portion of our conversion obligation. We also will pay contingent interest during any six month interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.
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
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of June 30, 2007, there was $210.0 million of principal remaining with a weighted-average variable interest rate of 8.4%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility expires in May 2010. As of June 30, 2007, there were $9.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     On June 21, 2004 and on October 31, 2005, we announced that our Board of Directors had authorized $100.0 million common stock repurchase programs. On March 28, 2007, our Board of Directors authorized an additional $100.0 million common stock repurchase program. As of June 30, 2007, we had repurchased $159.5 million or 4,012,242 shares under these initiatives, with $140.5 million available for future common stock share repurchases.
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
     In June 2007, we announced our intent to make an offer to acquire Software of Excellence International Ltd. (NZX: SOE), a New Zealand publicly listed company. We have since offered NZ$2.70 per share to Software of Excellence shareholders, after payment of a dividend of NZ$.03 per share. If completed at that price, the total purchase price excluding transaction costs will be approximately $58.0 million, and is expected to be paid in cash.

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
Recently Issued Accounting Standards
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.
     In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), including an amendment to FASB No. 115. FAS 159 gives entities the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FAS 159 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
     As of June 30, 2007, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
Product Liability Claims
     As of June 30, 2007, we were a defendant in approximately 15 product liability cases. In many of these cases, the manufacturers have agreed to defend and indemnify us. The manufacturers have withheld defense and indemnification in some of these cases pending product identification. In our opinion, these cases are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer
     Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. On March 28, 2007, our Board of Directors authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. As of June 30, 2007, we had repurchased $159.5 million or 4,012,242 shares under this initiative, with $140.5 million available for future common stock share repurchases.
     During the fiscal quarter ended June 30, 2007, we did not repurchase any of our common stock. The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares
that May Yet
Be Purchased Under
Fiscal Month	Our Program
04/01/07 through 04/28/07	2,672,063
04/29/07 through 06/02/07	2,601,811
06/03/07 through 06/30/07	2,630,054

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     At our Annual Meeting of Stockholders held on May 15, 2007, our stockholders took the following actions:
     (i) Re-elected the following individuals to our Board of Directors:

Barry J. Alperin	(77,488,552 shares voting for, 1,800,346 shares withheld)
Gerald A. Benjamin	(77,062,013 shares voting for, 2,226,885 shares withheld)
Stanley M. Bergman	(77,414,144 shares voting for, 1,874,754 shares withheld)
James P. Breslawski	(77,063,575 shares voting for, 2,225,323 shares withheld)
Paul Brons	(79,001,297 shares voting for, 287,601 shares withheld)
Dr. Margaret A. Hamburg	(78,957,829 shares voting for, 331,069 shares withheld)
Donald J. Kabat	(77,542,402 shares voting for, 1,746,496 shares withheld)
Philip A. Laskawy	(75,919,859 shares voting for, 3,369,039 shares withheld)
Norman S. Matthews	(78,825,608 shares voting for, 463,290 shares withheld)
Mark E. Mlotek	(77,062,783 shares voting for, 2,226,115 shares withheld)
Steven Paladino	(74,291,309 shares voting for, 4,997,589 shares withheld)
Marvin H. Schein	(74,536,987 shares voting for, 4,751,911 shares withheld)
Dr. Louis W. Sullivan	(78,921,540 shares voting for, 367,358 shares withheld)

(ii)	Amended and restated the Company’s 1994 Stock Incentive Plan (54,601,349 shares voting for; 16,202,969 shares voting against; 157,983 shares abstaining and 8,326,597 shares not voted).

(iii)	Ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 29, 2007 (77,138,878 shares voting for; 2,054,706 shares voting against; 95,314 shares abstaining).
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
Dated: August 8, 2007