Form 10-Q
period 2007-09-29
HENRY SCHEIN INC
filed 2007-11-06
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
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
                    Yes ☐      No ☑
     As of October 31, 2007, there were 89,537,726 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 29,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$207,458	$248,647
Available-for-sale securities	27,750	47,999
Accounts receivable, net of reserves of $42,006 and $40,536	764,590	610,020
Inventories, net	676,557	584,103
Deferred income taxes	31,742	28,240
Prepaid expenses and other	145,372	125,839

Total current assets	1,853,469	1,644,848
Property and equipment, net	236,309	225,038
Goodwill	887,285	773,801
Other intangibles, net	203,389	161,542
Investments and other	103,041	75,917

Total assets	$3,283,493	$2,881,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$514,830	$414,062
Bank credit lines	2,856	2,528
Current maturities of long-term debt	29,050	41,036
Accrued expenses:
Payroll and related	122,898	110,401
Taxes	77,882	59,007
Business acquisition	61,615	—
Other	204,760	183,054

Total current liabilities	1,013,891	810,088
Long-term debt	432,279	455,806
Deferred income taxes	71,916	62,334
Other liabilities	62,206	60,209

Minority interest	29,646	21,746
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 89,503,384 outstanding on September 29, 2007 and 88,499,321 outstanding on December 30, 2006	895	885
Additional paid-in capital	665,013	614,551
Retained earnings	926,786	808,164
Accumulated other comprehensive income	80,861	47,363

Total stockholders’ equity	1,673,555	1,470,963

Total liabilities and stockholders’ equity	$3,283,493	$2,881,146

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006

Net sales	$1,505,575	$1,246,553	$4,202,720	$3,573,127
Cost of sales	1,076,245	887,495	2,968,567	2,521,303

Gross profit	429,330	359,058	1,234,153	1,051,824
Operating expenses:
Selling, general and administrative	332,630	296,457	972,880	852,228

Operating income	96,700	62,601	261,273	199,596
Other income (expense):
Interest income	4,378	3,485	12,766	11,980
Interest expense	(6,216)	(6,504)	(18,381)	(21,107)
Other, net	3,917	2,294	4,342	2,165

Income from continuing operations before taxes, minority interest and equity in earnings (losses) of affiliates	98,779	61,876	260,000	192,634
Income taxes	(33,682)	(21,695)	(89,788)	(69,062)
Minority interest in net income of subsidiaries	(4,247)	(1,181)	(11,004)	(4,447)
Equity in earnings (losses) of affiliates	(182)	246	(687)	581

Income from continuing operations	60,668	39,246	158,521	119,706

Discontinued operations:
Income (loss) from operations of discontinued components (including write-down of long-lived assets of $32.7 million in 2007 and a loss on sale of discontinued operation of $1.5 million in 2007 and $32.3 million in 2006 — Note 4)	(1,742)	59	(34,302)	(31,601)
Income tax benefit (expense)	647	(20)	12,685	12,657

Income (loss) from discontinued operations	(1,095)	39	(21,617)	(18,944)

Net income	$59,573	$39,285	$136,904	$100,762

Earnings from continuing operations per share:
Basic	$0.68	$0.44	$1.79	$1.36

Diluted	$0.66	$0.44	$1.75	$1.34

Loss from discontinued operations per share:
Basic	$(0.01)	$0.00	$(0.24)	$(0.21)

Diluted	$(0.01)	$0.00	$(0.24)	$(0.21)

Earnings per share:
Basic	$0.67	$0.44	$1.55	$1.15

Diluted	$0.65	$0.44	$1.51	$1.13

Weighted-average common shares outstanding:
Basic	88,790	88,291	88,383	87,820

Diluted	91,399	90,015	90,779	89,554

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$136,904	$100,762
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sale of discontinued operation, net of tax	929	19,363
Depreciation and amortization	53,021	46,891
Stock-based compensation expense	16,720	13,933
Impairment from write down of long-lived assets of discontinued operations	32,667	—
Provision for losses on trade and other accounts receivable	1,062	2,343
Benefit from deferred income taxes	(16,730)	(2,662)
Stock issued to 401(k) plan	4,104	3,565
Undistributed earnings (losses) of affiliates	687	(581)
Minority interest in net income of subsidiaries	11,004	4,447
Other	(2,870)	(2,549)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(82,521)	(9,418)
Inventories	(31,941)	(35,967)
Other current assets	(9,841)	7,376
Accounts payable and accrued expenses	36,730	(82,877)

Net cash provided by operating activities	149,925	64,626

Cash flows from investing activities:
Purchases of fixed assets	(33,023)	(49,927)
Payments for equity investment and business acquisitions, net of cash acquired	(124,298)	(186,132)
Cash received from business divestitures	5,061	36,527
Purchases of available-for-sale securities	(115,066)	(164,037)
Proceeds from sales of available-for-sale securities	135,315	286,767
Proceeds from maturities of available-for-sale securities	—	1,280
Net payments for foreign exchange forward contract settlements	(16,980)	(16,895)
Other	(11,037)	(6,604)

Net cash used in investing activities	(160,028)	(99,021)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	483	—
Proceeds from (repayments of) bank borrowings	(4,554)	297
Principal payments for long-term debt	(42,529)	(30,677)
Proceeds from issuance of stock upon exercise of stock options	32,719	32,900
Payments for repurchases of common stock	(30,689)	(25,700)
Excess tax benefits related to stock-based compensation	11,597	13,150
Other	(1,879)	1,665

Net cash used in financing activities	(34,852)	(8,365)

Net change in cash and cash equivalents	(44,955)	(42,760)
Effect of exchange rate changes on cash and cash equivalents	3,766	8,147
Cash and cash equivalents, beginning of period	248,647	210,683

Cash and cash equivalents, end of period	$207,458	$176,070

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
     The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 29, 2007 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 29, 2007.
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
     Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 20 countries outside of North America.
     Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada and the United Kingdom. Our value-added practice solutions include practice-management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 2. Segment Data (Continued)
     The following tables present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006 (1)	2007	2006 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$616,972	$538,493	$1,780,790	$1,532,399
Medical (4)	444,990	355,968	1,152,057	983,635
International (5)	411,772	327,499	1,177,742	986,338

Total healthcare distribution	1,473,734	1,221,960	4,110,589	3,502,372
Technology (6)	31,841	24,593	92,131	70,755

Total	$1,505,575	$1,246,553	$4,202,720	$3,573,127

(1)	Adjusted to reflect the effects of discontinued operations. See Note 4.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006 (1)	2007	2006 (1)
Operating Income:
Healthcare distribution	$85,372	$54,171	$226,984	$173,277
Technology	11,328	8,430	34,289	26,319

Total	$96,700	$62,601	$261,273	$199,596

(1)	Adjusted to reflect the effects of discontinued operations. See Note 4.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation
     Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“FAS 123(R)”). We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations and provided the required pro forma disclosures of FAS 123, “Accounting for Stock-Based Compensation,” in our consolidated financial statements. We elected to adopt the modified retrospective application method provided by FAS 123(R).
     Our accompanying unaudited consolidated statements of income reflect pretax share-based compensation expense of $6.0 million ($4.0 million after-tax) and $16.7 million ($11.0 million after-tax) for the three and nine months ended September 29, 2007 and $4.5 million ($2.9 million after-tax) and $13.9 million ($8.9 million after-tax) for the three and nine months ended September 30, 2006.
     Our accompanying unaudited consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. Benefits of $11.6 million and $13.2 million associated with tax deductions in excess of recognized compensation expense are presented as a cash inflow from financing activities for the nine months ended September 29, 2007 and September 30, 2006.
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
     Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of September 29, 2007, there were 23,777,270 shares authorized and 5,064,809 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 266,837 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.
     Stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price. Stock options are granted at an exercise price equal to our closing stock price on the date of grant. These awards, which generally vest 25% per year based on the recipient’s continued service subject to the terms and conditions of the Plans, are fully vested four years from the grant date and have a contractual term of ten years from the grant date. Additionally, recipients may not sell any shares that they acquire through exercising their stock options until the third anniversary of the date of grant of such options. We estimate the fair value of stock options using the Black-Scholes valuation model.
     Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions. We issue restricted stock that vests based on the recipient’s continued service over time (four-year cliff vesting) and restricted stock that vests based on our achieving specified performance measurements (three-year cliff vesting).
     With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our earnings per share performance measured against specified targets over a three-year period as determined by the Compensation

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 3. Stock-Based Compensation (Continued)
Committee of the Board of Directors. Though there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock, based on our closing stock price, assuming that performance targets will be achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics.
     Restricted stock units (“RSUs”) are unit awards we grant to certain non-U.S. employees that entitle the recipient to shares of common stock upon vesting after four years for time-based awards or three years for performance-based awards. The fair value of RSUs is determined on the date of grant, based on our closing stock price.
     We record deferred income tax assets for awards that result in deductions on our income tax returns, based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred income tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred income tax asset) or in earnings (if the deferred income tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).
     Stock-based compensation expense for the nine months ended September 29, 2007 and September 30, 2006 was generated through stock options, restricted stock and restricted stock unit grants. The weighted-average grant date fair value of stock-based awards granted before forfeitures was $24.37 and $21.01 per share during the three months ended September 29, 2007 and September 30, 2006, and $21.61 and $23.37 per share during the nine months ended September 29, 2007 and September 30, 2006. For the three and nine months ended September 29, 2007, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).
     Total unrecognized compensation cost related to non-vested awards as of September 29, 2007 was $47.1 million, which is expected to be recognized over a weighted-average period of approximately two years. There were no significant capitalized stock-based compensation costs as of September 29, 2007.
     The following table summarizes stock option activity under the Plans during the nine months ended September 29, 2007:

			Weighted Average
			Remaining
		Weighted Average	Contractual Life in	Aggregate Intrinsic
	Shares	Exercise Price	Years	Value
Outstanding at beginning of period	7,477,321	$30.54
Granted	930,844	51.26
Exercised	(1,384,109)	23.81
Forfeited	(69,466)	41.75

Outstanding at end of period	6,954,590	34.55	6.6	$182,850,628

Options exercisable at end of period	4,953,907	$30.02	5.8	$152,687,329

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
     We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future. The expected stock price volatility is based on the evaluation of implied volatilities from traded call options on our stock and from call options embedded in our existing convertible debt, historical volatility of our stock and other factors. The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant in conjunction with considering the expected life of options. The expected life of options represents the approximate period of time that granted options are expected to be outstanding and is based on historical data, including, among other things, option exercises, forfeitures and cancellations. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.
     The total intrinsic value, the amount by which the fair value of the underlying stock exceeds the exercise price of the option, of stock options exercised was $12.7 million and $12.0 million for the three months ended September 29, 2007 and September 30, 2006, and $42.2 million and $48.6 million for the nine months ended September 29, 2007 and September 30, 2006. The total cash received as a result of stock option exercises for the nine months ended September 29, 2007 and September 30, 2006 was approximately $32.7 million and $32.9 million. In connection with these exercises, the tax benefits that we realized for the nine months ended September 29, 2007 and September 30, 2006 were $9.7 million and $12.0 million. We settle employee stock option exercises with newly issued common shares.
     The total intrinsic value of restricted stock (including RSUs) that vested was $44 and $38 during the three months ended September 29, 2007 and September 30, 2006, and $125 and $110 during the nine months ended September 29, 2007 and September 30, 2006. The following table summarizes the status of our non-vested restricted shares/units for the nine months ended September 29, 2007:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair
	Shares/Units	Value
Outstanding at beginning of period	113,994	$5,042,725
Granted	99,398	5,101,444
Vested	(2,317)	(72,842)
Forfeited	(4,470)	(217,166)

Outstanding at end of period	206,605	$9,854,161

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair
	Shares/Units	Value
Outstanding at beginning of period	225,543	$10,657,767
Granted	94,329	5,036,684
Forfeited	(4,470)	(217,166)

Outstanding at end of period	315,402	$15,477,285

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 4. Business Acquisitions, Discontinued Operations, Divestitures, and Other Transactions
Acquisitions
     In July 2007, we completed the acquisition of the fifty percent of Becker-Parkin Dental Supply Co. (“Becker-Parkin”) that we did not own for a purchase price of approximately $22 million. We then integrated the full service and special markets portions of this business into our existing dental operations. We recorded a pretax gain of approximately $2.4 million relating to the dispositions of certain non-core businesses of Becker-Parkin. These dispositions included the contribution of certain non-core businesses of Becker-Parkin into an unconsolidated entity. We will continue to account for this investment using the equity method.
     In August 2007, we acquired W&J Dunlop, Ltd., a leading supplier of animal health products and services to veterinary clinics in the United Kingdom, with revenues of approximately $340 million for the year ended September 29, 2007, for a purchase price, including fees, of approximately $68.4 million.
     In September 2007, we received sufficient acceptances of our offer to acquire Software of Excellence International Ltd., (NZX: SOE), for NZ$2.90 per share, and we made our offer unconditional as of September 29, 2007. The total purchase price, including fees, was approximately $62.2 million. The transaction closed on October 26, 2007.
     We completed certain other acquisitions during the three months ended September 29, 2007. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.
Discontinued Operations
     During the three-month period ended June 30, 2007, we reached a decision to divest our lower-margin oncology pharmaceutical and specialty pharmacy businesses (the “Discontinued Businesses”), which are components of our healthcare distribution business. These Discontinued Businesses were not strategic to the medical group, and their divestiture will allow for enhanced focus on the sale of more profitable products to office-based practitioners. Please see the Divestitures section below for a discussion of the sale of our oncology pharmaceutical business.
     We intend to sell the remaining specialty pharmacy business within the next nine months, and consequently have classified the operating results of these Discontinued Businesses as discontinued operations in the accompanying consolidated statements of income for all periods presented. In connection with this decision, we assessed our long-lived assets for impairment, which resulted in the recording of an impairment charge during the second quarter of 2007 of $32.7 million ($20.6 million after-tax) for the write-down of all long-lived assets, including goodwill of $30.1 million.
     Net sales generated by these Discontinued Businesses were $20.4 million and $25.5 million for the three-month periods ended September 29, 2007 and September 30, 2006, and $70.6 million and $81.0 million for the nine-month periods ended September 29, 2007 and September 30, 2006.
     The carrying amounts of the major classes of the assets held-for-sale for the remaining specialty pharmacy business as of September 29, 2007 included accounts receivable, net of reserves, of $4.0 million and inventories, net of reserves, of $1.8 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 4. Business Acquisitions, Discontinued Operations, Divestitures, and Other Transactions (Continued)
Divestitures
     On August 13, 2007, we completed the sale of our oncology pharmaceutical business for aggregate consideration of $5.9 million. The total pretax loss on discontinued operations is $2.0 million (consisting of a $1.5 million loss on the sale and a $0.5 million loss from operations, which has been reported as discontinued operations in the accompanying unaudited consolidated statements of income).
     On April 1, 2006, we sold substantially all of the assets of our hospital supply business, previously reported as part of our healthcare distribution reportable segment. The sale price was $36.5 million, which was received in 2006. As a result of this sale, included in the operating results from discontinued operations for the nine months ended September 30, 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale, including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs.
Loan and Investment Agreement
     As of September 29, 2007, we loaned D4D Technologies, LLC (“D4D”) $12.0 million and, if certain operational milestones are achieved, an additional $4.0 million loan is expected to be made by the second quarter of 2008. The loans are repayable between December 2007 and July 2013.
     We also agreed to make additional equity investments in D4D totaling $27.7 million contingent upon the achievement of specified D4D operational milestones. We have the option to fund a portion of our second equity investment in D4D by utilizing the loan amounts due to us from D4D. We expect to account for such investments under the equity method prospectively from the date of our first equity investment.
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
     For the three and nine months ended September 29, 2007 and September 30, 2006, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 5. Earnings Per Share (Continued)
     A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Basic	88,790,332	88,290,865	88,383,249	87,820,407
Effect of assumed exercise of stock options	1,106,356	1,202,392	1,204,435	1,437,371
Effect of assumed vesting of restricted stock	517,478	251,425	459,898	198,288
Effect of assumed conversion of convertible debt	984,790	270,437	731,384	98,350

Diluted	91,398,956	90,015,119	90,778,966	89,554,416

     Weighted-average options to purchase 2,388 shares of common stock at exercise prices ranging from $50.15 to $51.10 per share that were outstanding during the three months ended September 30, 2006 were excluded from the computation of diluted earnings per share. Weighted-average options to purchase 3,321 shares of common stock at an exercise price of $55.18 per share and 640,546 shares of common stock at exercise prices ranging from $47.31 to $51.10 per share that were outstanding during the nine months ended September 29, 2007 and September 30, 2006, respectively, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.
Note 6. Comprehensive Income
     Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains and losses on hedging activity and pension adjustments. Comprehensive income totaled $84.3 million and $170.4 million for the three and nine months ended September 29, 2007 and $35.7 million and $120.9 million for the three and nine months ended September 30, 2006.
Note 7. Income Taxes
     In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognitions and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. The adoption of FIN 48, effective December 31, 2006, resulted in a decrease to stockholders’ equity of approximately $0.3 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)
Note 7. Income Taxes (Continued)
     The total amount of unrecognized tax benefits as of the date of adoption was approximately $12.7 million, all of which would affect the effective tax rate if recognized. The total amount of unrecognized tax benefits as of September 29, 2007 was approximately $10.3 million, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.
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
     As a result of tax legislation enacted in Germany and the United Kingdom in the third quarter of 2007, deferred income taxes were revalued resulting in a $3.2 million reduction in deferred income tax accounts and a corresponding reduction of income tax expense. Additionally, in response to the legislation enacted in Germany, a restructuring was implemented in the third quarter resulting in a non-recurring income tax charge of $3.5 million.
     The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.
Note 8. Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Nine Months Ended
	September 29,	September 30,
	2007	2006
Interest	$26,296	$26,528
Income taxes	64,920	54,083
     During the nine months ended September 29, 2007, we had a $1.0 million non-cash net unrealized gain related to hedging activities. During the third quarter of 2007, we received $3.5 million of the $5.9 million sales proceeds related to the sale of our oncology pharmaceutical business. Further, in connection with our sale of our hospital supply business, we received $34.5 million of the $36.5 million sales proceeds on April 3, 2006, with the balance received during the remainder of 2006. In connection with our acquisition of Software of Excellence International Ltd., we recorded a $61.6 million liability which remained outstanding as of September 29, 2007.

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
     Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: competitive factors; changes in the healthcare industry; changes in government regulations that affect us; financial risks associated with our international operations; fluctuations in quarterly earnings; our dependence on third parties for the manufacture and supply of our products; transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies; financial risks associated with acquisitions; regulatory and litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence upon sales personnel and key customers; our dependence on our senior management; possible increases in the cost of shipping our products or other service trouble with our third-party shippers; risks from rapid technological change; risks from potential increases in variable interest rates; possible volatility of the market price of our common stock; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation that affect us. The order in which these factors appear should not be construed to indicate their relative importance or priority.
     We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict. Accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results. We undertake no duty and have no obligation to update forward-looking statements.
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
     We are headquartered in Melville, New York, employ nearly 12,000 people and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Ireland, Israel, Italy, Lebanon, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland, the United Arab Emirates and the United Kingdom. We also have an affiliate in Iceland.

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
     Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 20 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practitioners.
     Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada and the United Kingdom. Our value-added practice solutions include practice-management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services and continuing education services for practitioners.
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
     As the healthcare industry continues to change, we continually evaluate possible candidates for merger or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the healthcare industry. There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued. If additional transactions are entered into or consummated, we would incur merger and/or acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.
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
     As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. The Centers for Medicare and Medicaid Services (CMS) published “National Health Care Expenditures Projections: 2005 — 2015” indicating that total national healthcare spending reached $1.9 trillion in 2004, or 16.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $4.0 trillion in 2015, an estimated 20.0% of the nation’s gross domestic product.

Results of Operations
     The following table summarizes the significant components of our operating results from continuing operations for the three and nine months ended September 29, 2007 and September 30, 2006, and cash flows for the nine months ended September 29, 2007 and September 30, 2006 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006 (1)	2007	2006 (1)
Operating Results:
Net sales	$1,505,575	$1,246,553	$4,202,720	$3,573,127
Cost of sales	1,076,245	887,495	2,968,567	2,521,303

Gross profit	429,330	359,058	1,234,153	1,051,824
Operating expenses:
Selling, general and administrative	332,630	296,457	972,880	852,228

Operating income	$96,700	$62,601	$261,273	$199,596

Other expense, net	$2,079	$(725)	$(1,273)	$(6,962)
Income from continuing operations	60,668	39,246	158,521	119,706

Cash Flows:
Net cash provided by operating activities			$149,925	$64,626
Net cash used in investing activities			160,028	99,021
Net cash used in financing activities			34,852	8,365

(1)	Adjusted to reflect the effects of discontinued operations.
Three Months Ended September 29, 2007 Compared to Three Months Ended September 30, 2006
Net Sales
     Net sales from continuing operations for the three months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

	September 29,	% of	September 30,	% of
	2007	Total	2006 (1)	Total
Healthcare distribution (2):
Dental (3)	$616,972	41.0%	$538,493	43.2%
Medical (4)	444,990	29.6	355,968	28.5
International (5)	411,772	27.3	327,499	26.3

Total healthcare distribution	1,473,734	97.9	1,221,960	98.0
Technology (6)	31,841	2.1	24,593	2.0

Total	$1,505,575	100.0%	$1,246,553	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.

     The $259.0 million, or 20.8%, increase in net sales for the three months ended September 29, 2007 includes increases of 18.3% local currency growth (13.0% internally generated primarily due to volume growth and 5.3% from acquisitions) and 2.5% related to foreign currency exchange.
     The $78.5 million, or 14.6%, increase in dental net sales for the three months ended September 29, 2007 includes increases of 13.8% local currency growth (10.4% internally generated primarily due to increased volume and 3.4% from acquisitions) and 0.8% related to foreign currency exchange. The 13.8% local currency growth was due to dental consumable merchandise sales growth of 9.9% (6.0% internal growth and 3.9% from acquisitions) and dental equipment sales and service growth of 25.9% (24.1% internal growth and 1.8% from acquisitions).
     The $89.0 million, or 25.0%, increase in medical net sales for the three months ended September 29, 2007 includes internal growth of 22.5% and acquisition growth of 2.5%. The 22.5% internal sales growth was due to influenza vaccine net sales growth of 15.6% and other products net sales growth of 6.9%. During the quarter we sold approximately 7.3 million doses of influenza vaccine.
     The $84.3 million, or 25.7%, increase in international net sales for the three months ended September 29, 2007 includes increases of 17.4% in local currencies (6.9% internally generated and 10.5% from acquisitions), and 8.3% related to foreign currency exchange.
     The $7.2 million, or 29.5%, increase in technology net sales for the three months ended September 29, 2007 includes increases of 29.0% in local currency growth (15.5% internally generated and 13.5% from acquisitions) and 0.5% related to foreign currency exchange. The increase was driven by growth in electronic services, software and financial services revenue.
Gross Profit
     Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

	September 29,	Gross	September 30,	Gross
	2007	Margin %	2006 (1)	Margin %
Healthcare distribution	$405,536	27.5%	$340,249	27.8%
Technology	23,794	74.7	18,809	76.5

Total	$429,330	28.5	$359,058	28.8

(1)	Adjusted to reflect the effects of discontinued operations.
     For the three months ended September 29, 2007, gross profit increased $70.3 million, or 19.6%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to those of other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $65.3 million, or 19.2%, for the three months ended September 29, 2007 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 27.5% for the three months ended September 29, 2007 from 27.8% for the comparable prior year period as a result of changes in the product sales mix.

     Technology gross profit increased $5.0 million, or 26.5%, for the three months ended September 29, 2007 from the comparable prior year period. Technology gross profit margin decreased to 74.7% for the three months ended September 29, 2007 from 76.5% for the comparable prior year period primarily due to changes in the product sales mix.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

		% of		% of
	September 29,	Respective	September 30,	Respective
	2007	Net Sales	2006 (1)	Net Sales

Healthcare distribution	$320,164	21.7%	$286,076	23.4%
Technology	12,466	39.2	10,381	42.2

Total	$332,630	22.1	$296,457	23.8

(1)	Adjusted to reflect the effects of discontinued operations.
     Selling, general and administrative expenses increased $36.2 million, or 12.2%, to $332.6 million for the three months ended September 29, 2007 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 22.1% from 23.8% for the comparable prior year period.
     As a component of selling, general and administrative expenses, selling expenses increased $27.3 million, or 13.7%, to $226.2 million for the three months ended September 29, 2007 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.0% from 16.0% for the comparable prior year period. This decrease was due to our continued leveraging of higher sales volume across our established infrastructure, as well as higher influenza vaccine sales versus the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $8.9 million, or 9.1%, to $106.4 million for the three months ended September 29, 2007 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.1% from 7.8% for the comparable prior year period. This decrease was due to our continued leveraging of higher sales volume across our established infrastructure, as well as higher influenza vaccine sales versus the comparable prior year period.
Other Expense, Net
     Other expense, net, from continuing operations for the three months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

	September 29,	September 30,
	2007	2006 (1)
Interest income	$4,378	$3,485
Interest expense	(6,216)	(6,504)
Other, net	3,917	2,294

Other income (expense), net	$2,079	$(725)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other income, net, increased $2.8 million for the three months ended September 29, 2007 from the comparable prior year period. This increase was primarily due to higher interest income due to higher interest rates on higher cash and investment balances, as well as a $2.4 million pretax gain resulting from the divestiture of certain non-core businesses of Becker-Parkin.

Income Taxes
     For the three months ended September 29, 2007, our effective tax rate from continuing operations decreased to 34.1% from 35.1% for the comparable prior year period. The decrease was impacted by additional tax planning initiatives, revaluation of deferred income taxes, a non-recurring tax charge resulting from a European restructuring and higher income from lower taxing jurisdictions.
     As a result of tax legislation enacted in Germany and the United Kingdom in the third quarter of 2007, deferred income taxes were revalued resulting in a $3.2 million reduction in deferred income tax accounts and a corresponding reduction of income tax expense. Additionally, in response to the legislation enacted in Germany, a restructuring was implemented in the third quarter of 2007, resulting in a non-recurring income tax charge of $3.5 million.
     The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes. We expect our effective tax rate to be in the 34% to 35% range for the remainder of 2007. For 2008, we expect our effective tax rate to be in the range of 35% to 36%.
Nine Months Ended September 29, 2007 Compared to Nine Months Ended September 30, 2006
Net Sales
     Net sales from continuing operations for the nine months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

	September 29,	% of	September 30,	% of
	2007	Total	2006 (1)	Total
Healthcare distribution (2):
Dental (3)	$1,780,790	42.4%	$1,532,399	42.9%
Medical (4)	1,152,057	27.4	983,635	27.5
International (5)	1,177,742	28.0	986,338	27.6

Total healthcare distribution	4,110,589	97.8	3,502,372	98.0
Technology (6)	92,131	2.2	70,755	2.0

Total	$4,202,720	100.0%	$3,573,127	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice-management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States and Canada.
     The $629.6 million, or 17.6%, increase in net sales for the nine months ended September 29, 2007 includes increases of 15.2% local currency growth (8.8% internally generated primarily due to volume growth and 6.4% from acquisitions, net of divestitures) and 2.4% related to foreign currency exchange.
     The $248.4 million, or 16.2%, increase in dental net sales for the nine months ended September 29, 2007 includes increases of 15.9% local currency growth (10.3% internally generated primarily due to increased volume and 5.6% from acquisitions) and 0.3% related to foreign currency exchange. The 15.9% local currency growth was due to dental consumable merchandise sales growth of 13.0% (6.3% internal growth and 6.7% from acquisitions) and dental equipment sales and service growth of 25.6% (23.3% internal growth and 2.3% from acquisitions).

     The $168.4 million, or 17.1%, increase in medical net sales for the nine months ended September 29, 2007 includes 10.5% internal growth and 6.6% growth from acquisitions, net of divestitures. The 10.5% internal sales growth was due to influenza vaccine net sales growth of 7.9% and other products net sales growth of 2.6%. During the nine months ended September 29, 2007, we sold approximately 7.3 million doses of influenza vaccine.
     The $191.4 million, or 19.4%, increase in international net sales for the nine months ended September 29, 2007 includes increases of 10.9% in local currencies (4.1% internally generated and 6.8% from acquisitions) and 8.5% related to foreign currency exchange.
     The $21.4 million, or 30.2%, increase in technology net sales for the nine months ended September 29, 2007 includes increases of 30.0% in local currency growth (19.5% internally generated and 10.5% from acquisitions) and 0.2% related to foreign currency exchange. The increase was driven by growth in electronic services, software and financial services revenue.
Gross Profit
     Gross profit and gross margin percentages from continuing operations by segment and in total for the nine months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

	September 29,	Gross	September 30,	Gross
	2007	Margin %	2006 (1)	Margin %

Healthcare distribution	$1,165,059	28.3%	$997,528	28.5%
Technology	69,094	75.0	54,296	76.7

Total	$1,234,153	29.4	$1,051,824	29.4

(1)	Adjusted to reflect the effects of discontinued operations.
     For the nine months ended September 29, 2007, gross profit increased $182.3 million, or 17.3%, from the comparable prior year period.
     Healthcare distribution gross profit increased $167.5 million, or 16.8%, for the nine months ended September 29, 2007 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 28.3% from 28.5% for the comparable prior year period as a result of changes in the product sales mix.
     Technology gross profit increased $14.8 million, or 27.3%, for the nine months ended September 29, 2007 from the comparable prior year period. Technology gross profit margin decreased to 75.0% for the nine months ended September 29, 2007 from 76.7% for the comparable prior year period primarily due to changes in the product sales mix.
Selling, General and Administrative
     Selling, general and administrative expenses from continuing operations by segment and in total for the nine months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

		% of		% of
	September 29,	Respective	September 30,	Respective
	2007	Net Sales	2006 (1)	Net Sales
Healthcare distribution	$938,074	22.8%	$824,249	23.5%
Technology	34,806	37.8	27,979	39.5

Total	$972,880	23.1	$852,228	23.9

(1)	Adjusted to reflect the effects of discontinued operations.

     Selling, general and administrative expenses increased $120.7 million, or 14.2%, to $972.9 million for the nine months ended September 29, 2007 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 23.1% from 23.9% for the comparable prior year period.
     As a component of selling, general and administrative expenses, selling expenses increased $77.8 million, or 13.5%, to $654.2 million for the nine months ended September 29, 2007 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.6% from 16.1% for the comparable prior year period. This decrease was due to our continued leveraging of higher sales volume across our established infrastructure, as well as higher influenza vaccine sales versus the comparable prior year period.
     As a component of selling, general and administrative expenses, general and administrative expenses increased $42.9 million, or 15.5%, to $318.7 million for the nine months ended September 29, 2007 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.6% from 7.7% for the comparable prior year period. This decrease was due to our continued leveraging of higher sales volume across our established infrastructure, as well as higher influenza vaccine sales versus the comparable prior year period.
Other Expense, Net
     Other expense, net, from continuing operations for the nine months ended September 29, 2007 and September 30, 2006 were as follows (in thousands):

	September 29,	September 30,
	2007	2006 (1)
Interest income	$12,766	$11,980
Interest expense	(18,381)	(21,107)
Other, net	4,342	2,165
Other expense, net	$(1,273)	$(6,962)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other expense, net, decreased $5.7 million for the nine months ended September 29, 2007 from the comparable prior year period. This decrease was primarily due to lower interest expense resulting from the conversion of U.S. LIBOR based borrowings to Euro LIBOR based borrowings and net foreign currency gains, as well as a $2.4 million pretax gain resulting from the divestiture of certain non-core businesses of Becker-Parkin.
Income Taxes
     For the nine months ended September 29, 2007, our effective tax rate from continuing operations decreased to 34.5% from 35.9% for the comparable prior year period. The decrease was impacted by additional tax planning initiatives, revaluation of deferred income taxes, a non-recurring tax charge resulting from a European restructuring and higher income from lower taxing jurisdictions.
     As a result of tax legislation enacted in Germany and the United Kingdom in the third quarter of 2007, deferred income taxes were revalued resulting in a $3.2 million reduction in deferred income tax accounts and a corresponding reduction of income tax expense. Additionally, in response to the legislation enacted in Germany, a restructuring was implemented in the third quarter of 2007, resulting in a non-recurring income tax charge of $3.5 million.

     The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes. We expect our effective tax rate to be in the 34% to 35% range for the remainder of 2007. For 2008, we expect our effective tax rate to be in the range of 35% to 36%.
Liquidity and Capital Resources
     Our principal capital requirements include the funding of acquisitions, working capital needs, repayments of debt principal, capital expenditures and repurchases of common stock. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Since sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.
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
     Net cash flow provided by operating activities was $149.9 million for the nine months ended September 29, 2007, compared to $64.6 million for the comparable prior year period. This net change of $85.3 million was primarily due to higher income from continuing operations, an increase in net working capital and a non-cash charge for impairment from a write-down of long-lived assets of discontinued operations, offset by an increase in the benefit for deferred income taxes.
     Net cash used in investing activities was $160.0 million for the nine months ended September 29, 2007, compared to $99.0 million for the comparable prior year period. The net change of $61.0 million was primarily due to a decrease in net security sales and cash received from a business divestiture in the prior year, partially offset by a reduction in payments for business acquisitions. We expect to invest approximately $12.0 million to $17.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems infrastructure and to integrate certain operations into our core structure.
     Net cash used in financing activities was $34.9 million for the nine months ended September 29, 2007, compared to $8.4 million used in financing activities for the comparable prior year period. The net change of $26.5 million was primarily due to increased repayments of long-term debt, repayments of bank borrowings and increased repurchases of our common stock during the nine months ended September 29, 2007.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 29,	December 30,
	2007	2006
Cash and cash equivalents	$207,458	$248,647
Available-for-sale securities	27,750	47,999
Working capital	839,578	834,760

Debt:
Bank credit lines	$2,856	$2,528
Current maturities of long-term debt	29,050	41,036
Long-term debt	432,279	455,806

Total debt	$464,185	$499,370

     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At September 29, 2007 and December 30, 2006, our available-for-sale securities consisted of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes.
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
     Our accounts receivable days sales outstanding from continuing operations improved to 42.2 days for the nine months ended September 29, 2007 from 42.6 days for the comparable prior year period. During the nine months ended September 29, 2007, we wrote-off approximately $5.6 million of fully reserved accounts receivable against our trade receivable reserve, which had no effect on our earnings. Our inventory turnover from continuing operations for the nine months ended September 29, 2007 was 6.6 turns compared to 6.4 turns for the nine months ended September 30, 2006.
     In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. Interest on the notes is payable on February 15 and August 15 of each year. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is equivalent to a conversion price of $46.34 per share, under the following circumstances:
•	if the price of our common stock is above 130% of the conversion price measured over a specified number of trading days;

•	during the five-business-day period following any 10-consecutive-trading-day period in which the average of the trading prices for the notes for that 10-trading-day period was less than 98% of the average conversion value for the notes during that period;

•	if the notes have been called for redemption; or

•	upon the occurrence of a fundamental change or specified corporate transactions, as defined in the note agreement.
     Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $300.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy the cash portion of our conversion obligation. We also will pay contingent interest during any six-month-interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.
     Our $130.0 million senior notes are due on June 30, 2009 and bear interest at a fixed rate of 6.9% per annum. On September 28, 2007, we made our second annual principal payment of $20.0 million on our $100.0 million senior notes, which bear interest at a fixed rate of 6.7% per annum. Remaining principal payments are due annually on September 25, 2008 through 2010. Interest on both notes is payable semi-annually.

     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of September 29, 2007, there was $190.0 million of principal remaining with a weighted-average variable interest rate of 8.4%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility expires in May 2010. As of September 29, 2007, there were $9.2 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     During 2007, we have repurchased $30.7 million or 639,100 shares under our common stock repurchase programs, with $140.5 million available for future common stock share repurchases, under repurchase programs approved by our Board of Directors.
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
     We believe that our cash and cash equivalents, our ability to access private debt markets and public equity markets, and our available funds under existing credit facilities, provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.
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
     In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), including an amendment to FASB No. 115. FAS 159 gives entities the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FAS 159 on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 30, 2006.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 29, 2007 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control Over Financial Reporting
     There have been no individual changes in our internal control over financial reporting that occurred during the quarter ended September 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, there have been a number of initiatives which have carried over from prior quarters, or commenced this quarter, relating to acquisition integrations and system implementations, that when considered in the aggregate, currently represent a material change in our internal control over financial reporting.
     Acquisitions, including W & J Dunlop, Ltd. and Software of Excellence International Ltd. which were completed during the quarter, with approximate aggregate annual revenues of $378.0 million, that utilize separate information and financial accounting systems, have been included in our consolidated financial statements. In addition, acquisitions occurring during the quarter including Becker-Parkin, with approximate aggregate annual revenues of $47.5 million, combined with acquisitions completed in prior quarters, have been integrated into our existing enterprise resource planning (ERP) system in the United States and are covered by our existing system of internal control over financial reporting. Finally, there have been ongoing implementations of new ERP systems, eCommerce systems, and businesses integrations involving existing systems with approximate aggregate annual revenues of $516.0 million.
     All acquisitions, acquisition integrations and new system implementations involve necessary and appropriate change management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting. We expect our assessment of these changes in internal control to be completed in 2007.
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
     As of September 29, 2007, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of equity securities by the issuer
     Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million in shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005, our Board of Directors authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. On March 28, 2007, our Board of Directors authorized an additional $100.0 million of shares in our common stock to be repurchased under this program. As of September 29, 2007, we had repurchased $159.5 million or 4,012,242 shares under this initiative, with $140.5 million available for future common stock share repurchases.
     During the fiscal quarter ended September 29, 2007, we did not repurchase any of our common stock. The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program
07/01/07 through 08/04/07	2,562,900
08/05/07 through 09/01/07	2,414,913
09/02/07 through 09/29/07	2,309,727

ITEM 6. EXHIBITS
 Exhibits.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc. (Registrant)
By:	/s/ Steven Paladino
Steven Paladino
Executive Vice President and Chief Financial Officer (Authorized Signatory and Principal Financial and Accounting Officer)

Dated: November 6, 2007