Form 10-K
period 2007-12-29
HENRY SCHEIN INC
filed 2008-02-26
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007

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
YES: ☑      NO: ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES: ☐      NO: ☑
     The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on June 30, 2007 was approximately $4,758,604,000.
     As of February 15, 2008, there were 89,628,700 shares of registrant’s Common Stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference:
     Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 29, 2007) are incorporated by reference in Part III hereof.

PART I
ITEM 1. Business
General
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 550,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 75 years of experience distributing healthcare products.
     We are headquartered in Melville, New York, employ more than 12,000 people (of which over 5,000 are based outside of the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom. We also have affiliates in Iceland, Israel and the United Arab Emirates.
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
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including animal health) and international operating segments. This segment consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
     Our dental group serves approximately 85% of the estimated 136,000 office-based dental practices in the combined United States and Canadian dental market. Based upon an estimated $6.0 billion combined United States and Canadian dental market, we estimate our share of this market was approximately 40% in 2007.
     Our medical group serves approximately 45% of the estimated 250,000 office-based physician practices, as well as surgical centers and other alternate-care settings throughout the United States. We also serve over 75% of the estimated 27,000 animal health clinics in the United States. Based upon an estimated $9.0 billion combined market, we estimate our share of this market was approximately 17% in 2007.
     Our international group serves approximately 240,000 practices in 18 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practices. Based upon an estimated $10.5 billion European combined dental, medical and animal health market in which we operate, we estimate our share of this market was approximately 17% in 2007.
     Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada, the United Kingdom, Australia and New Zealand. Our value-added practice solutions include practice-management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

Industry
     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $25.5 billion in 2007 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.
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
     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from acute-care settings (or hospitals) to alternate-care sites, particularly physicians’ offices. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The elder-care market continues to benefit from the increasing growth rate of the population of elderly Americans.
     We believe that consolidation within the industry will continue to result in a number of distributors, particularly those with limited financial and marketing resources, seeking to combine with larger companies that can provide growth opportunities. This consolidation may continue to result in distributors seeking to acquire companies that can enhance their current product and service offerings or provide opportunities to serve a broader customer base.
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
     In North America, we compete with other distributors, as well as several manufacturers, of dental, medical and animal health products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. In the sale of our dental products, our primary competitors are the Patterson Dental Division of Patterson Companies, Inc. and Benco Dental Supply Company. In addition, we compete against a number of other distributors that operate on a national, regional and local level. Our primary competitors in the sale of medical products are the General Medical division of McKesson Corp., PSS World Medical, Inc. and the Allegiance division of Cardinal Health, Inc., which are national distributors. In the animal health market, our primary competitors are Butler Animal Health Supply, LLC, MWI Veterinary Supply Inc. and the Webster Veterinary division of Patterson Companies, Inc. We also compete against a number of regional and local medical and animal health distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to our dental practice management software, we compete against numerous companies, including PracticeWorks, Inc. and Patterson Companies, Inc. In the animal health practice management market, our primary competitor is IDEXX Laboratories, Inc. The medical practice management and electronic medical records market is very fragmented and therefore we compete with numerous companies such as NextGen Healthcare Information Systems, Inc., eClinicalWorks, Allscripts, LLC, athenahealth, Inc. and Misys plc Healthcare Systems division.

     We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Planmeca Oy, Omega Pharma NV and Billericay Dental Supply Co. Ltd., as well as a large number of dental, medical and animal health product distributors and manufacturers in Australia, Austria, Belgium, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland, and the United Kingdom.
     Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect operating results.
Competitive Strengths
     We have more than 75 years of experience in distributing products to healthcare practitioners resulting in strong awareness of the “Henry Schein” name. Our competitive strengths include:
Direct sales and marketing expertise. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement. The key elements of our direct sales and marketing efforts are:
•	Field sales consultants. We have approximately 2,600 field sales consultants, including equipment sales specialists, covering major North American and international markets. These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.
•	Direct marketing. During 2007, we distributed more than 34 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based healthcare customers.
•	Telesales. We support our direct marketing effort with approximately 1,450 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.
Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:
•	Consumable supplies and equipment. We offer over 90,000 Stock Keeping Units, or SKUs, to our customers. Of the SKUs offered, approximately 44,000 are offered to our dental customers, approximately 37,000 to our medical customers and approximately 23,000 to our animal health customers. We offer over 100,000 additional SKUs to our customers in the form of special order items.
•	Technology and other value-added products and services. We sell practice management software systems to our dental, medical and animal health customers. Our practice management software solutions provide practitioners with patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs. As of December 29, 2007, we have an installed user base of more than 52,000 practices, including Dentrix®, Easy Dental®, Oasis® and EXACT® for dental practices, MicroMD® for physician practices and AVImark® for animal health clinics.

•	Repair services. We have 183 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our healthcare customers. Our technicians provide installation and repair services for dental handpieces; dental, medical and animal health small equipment; table top sterilizers; and large dental equipment.
•	Financial services. We offer our customers assistance in operating their practices by providing access to a number of financial services and products at rates that we believe are generally lower than what they would be able to secure independently.
Commitment to superior customer service. We maintain a strong commitment to providing superior customer service. We frequently monitor our customer service through customer surveys, focus groups and statistical reports. Our customer service policy primarily focuses on:
•	Exceptional order fulfillment. Approximately 99% of items ordered in the United States and Canada are shipped without back ordering and are shipped on the same business day the order is received.
•	Streamlined ordering process. Customers may place orders 24 hours a day, 7 days a week by mail, fax, telephone, e-mail, Internet and by using our computerized order entry systems.
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
Cost-effective purchasing. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of healthcare products. We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost. In 2007, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 32% and 9%, respectively, of our aggregate purchases.
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

Products
     The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	2007	2006 (1)	2005 (1)

Healthcare Distribution
Dental:
Consumable dental products, dental laboratory products and small equipment (2)	46.0%	46.4%	48.1%
Large dental equipment (3)	18.2	18.9	17.4

Total dental	64.2	65.3	65.5

Medical:
Medical products (4)	27.1	28.7	28.9
Animal health products (5)	6.5	4.1	3.7

Total medical	33.6	32.8	32.6

Total Healthcare Distribution	97.8	98.1	98.1

Technology
Software and related products and other value-added products (6)	2.2	1.9	1.9

Total	100.0%	100.0%	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(3)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(4)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.

(5)	Includes branded and generic pharmaceuticals, surgical products, small equipment and dental products.

(6)	Includes software and related products and other value-added products, including financial products and continuing education.
Business Strategy
     Our objective is to continue to expand as a value-added distributor of healthcare products and services to office-based healthcare practitioners. To accomplish this, we will apply our competitive strengths in executing the following strategies:
•	Increase penetration of our existing customer base. We intend to increase sales to our existing customer base and enhance our position as their primary supplier. In the North American dental market, total consumable sales per practitioner are estimated to be approximately $34,000, compared to our average dental customer’s sales of approximately $13,500 (or 40%). In the U.S. medical market, total sales per practitioner are estimated to be approximately $12,000, compared to our average U.S. medical customer’s sales of approximately $5,400 (or 45%). In the European dental market, total sales per practitioner are estimated to be approximately $31,000, compared to our average European dental customer’s sales of approximately $8,000 (or 26%).
•	Increase the number of customers we serve. This strategy includes increasing the number and productivity of field sales consultants, as well as using our customer database to focus our marketing efforts.

•	Leverage our value-added products and services. We intend to increase cross-selling efforts for key product lines. In the dental business, we have significant cross-selling opportunities between our dental practice management software users and our dental distribution customers. In the medical business, we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales to medical distribution customers, as well as cross-selling core products and practice management software with these key products. In the animal health business, we have opportunities to sell several major new pharmaceutical lines to existing customers, as well as cross-selling opportunities.
•	Pursue strategic acquisitions and joint ventures. Our acquisition strategy includes acquiring entities with businesses complementary to ours that will provide, among other things, additional sales to be channeled through our existing distribution infrastructure, access to additional product lines and networks of field sales consultants and an opportunity to further expand internationally.
Markets Served
     Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services. Between 2007 and 2017, the 45 and older population is expected to grow by approximately 17%. Between 2007 and 2027, this age group is expected to grow by approximately 30%. This compares with expected total U.S. population growth rates of approximately 9% between 2007 and 2017 and approximately 18% between 2007 and 2027.
     In the dental industry, there is predicted to be a rise in oral healthcare expenditures as the 45 and older segment of the population increases. Cosmetic dentistry is another growing aspect of dental practices as new technologies allow dentists to offer cosmetic solutions that patients seek. At the same time, there is an increase in dental insurance coverage. Approximately 57% of the U.S. population now has some form of dental coverage, up from 49% in 1996.
     We support our dental professionals through the many SKUs that we offer, as well as through important value-added services, including practice management software, electronic claims processing, financial services and continuing education, all designed to help maximize a practitioner’s efficiency.
     There continues to be a migration of procedures from acute-care settings (or hospitals) to physicians’ offices, a trend that provides additional opportunities for us. There also is the continuing use of vaccines, injectables and other pharmaceuticals in alternate-care settings. We believe we have established a leading position as a vaccine supplier to the office-based physician practitioner.
     We believe our international group is a leading European healthcare supplier servicing office-based dental, medical and animal health practices. We are in the process of implementing SAP software across continental Europe. Additionally, we are expanding our dental full-service model and our animal health presence throughout Europe, as well as our medical offerings in countries where opportunities exist. Through our “Schein Direct” program, we also have the capability to provide door-to-door air package delivery to practitioners in over 200 countries around the world.
     For information on revenues and long-lived assets by geographic area, see Note 10 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.
Seasonality and Other Factors Affecting Our Business and Quarterly Results
     We experience fluctuations in quarterly earnings. As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.
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
•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of functions of our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	changes in accounting principles;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service trouble with our third-party shippers.
     Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.
Governmental Regulations
     Our business is subject to requirements under various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices. Among the federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, the Prescription Drug Marketing Act of 1987, and comparable foreign regulations.
     The Federal Food, Drug, and Cosmetic Act generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce.
     The Prescription Drug Marketing Act of 1987, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed by each state in which they conduct business, provide certain drug pedigree information on the distribution of prescription drugs and act in accordance with federally established guidelines on storage, handling and record maintenance.
     Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain a registration annually from the United States Drug Enforcement Administration and are subject to other regulatory requirements relating to the handling of such drugs, in accordance with specified rules and regulations. We are subject to inspection by the United States Drug Enforcement Administration.

     Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, United States Food and Drug Administration, the Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices, or own pharmacy operations. The United States Drug Enforcement Administration, the United States Food and Drug Administration and state regulatory authorities have broad enforcement powers, including the ability to seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. Our customers are also subject to significant federal, state, local and foreign governmental regulation.
     Certain of our businesses are subject to federal and state (and similar foreign) healthcare fraud and abuse, referral and reimbursement laws and regulations with respect to their operations. Such laws prohibit, among other things, persons from soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by government health care programs. The fraud and abuse laws and regulations are subject to frequent modification and varied interpretation. Certain of our businesses also maintain contracts with the governments and are subject to certain regulatory requirements relating to government contractors.
     Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, handling and disposal of hazardous or potentially hazardous substances. In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the supply channel. For example, Florida and other states are implementing drug pedigree requirements that require that prescription drugs be distributed with records or information documenting the prior distribution of the drug, back to the manufacturers. Effective January 1, 2009, California will require the implementation of an electronic drug pedigree system that provides track and trace chain of custody technologies, such as radio frequency identification, or RFID, technologies. There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system. At the federal level, the United States Food and Drug Administration issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose drug pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling our products and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of some of the federal drug pedigree requirements, in response to a case initiated by secondary distributors. On February 1, 2007, the United States Department of Health and Human Services and the United States Food and Drug Administration appealed this decision to the federal Court of Appeals for the Second Circuit. We cannot predict the ultimate outcome of this legal proceeding. Moreover, the United States Food and Drug Administration Amendments Act of 2007, which went into effect on September 27, 2007, requires the United States Food and Drug Administration to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs. These standards include any track and trace or authentication technologies, such as RFID and other technologies. The United States Food and Drug Administration must develop a standardized numerical identifier by April 1, 2010.
     In addition, United States and international import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products. Certain of our businesses also may be subject to requirements relating to the protection and privacy of health or other personal information. We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records.

     While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business, there can be no assurance that regulations that impact our business or customers’ practices will not have a material adverse impact on our business. As a result of political, economic and regulatory influences, the healthcare distribution industry in the United States is under intense scrutiny and subject to fundamental changes. We cannot predict what reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.
     See “ITEM 1A. Risk Factors” for a discussion of additional regulatory developments that may affect our results of operations and financial condition.
Proprietary Rights
     We hold trademarks relating to the “Henry Schein” name and logo, as well as certain other trademarks. Pursuant to agreements executed in connection with our reorganization in 1994, both Henry Schein, Inc. and Schein Pharmaceutical, Inc. (which was acquired by Watson Pharmaceuticals, Inc. in 2000), a company previously engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the “Schein” name in connection with their respective businesses, but Schein Pharmaceutical, Inc. must always use “Schein” in combination with the word “Pharmaceuticals” and is not entitled to use the name “Henry Schein” or to use “Schein” alone or with any other word (other than “Pharmaceuticals”). We intend to protect our trademarks to the fullest extent practicable.
Employees
     As of December 29, 2007, we employed more than 12,000 full-time employees, including approximately 1,450 telesales representatives, 2,600 field sales consultants, including equipment sales specialists, 2,150 warehouse employees, 450 computer programmers and technicians, 1,100 management employees and 4,300 office, clerical and administrative employees. Approximately 224 or 1.9% of our employees were subject to collective bargaining agreements. We believe that our relations with our employees are excellent.
Available Information
     We make available free of charge through our Internet Web site, www.henryschein.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to these reports and statements filed or furnished pursuant to Section 13(a) and Section 16 of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the SEC.
     The above information is also available at the SEC’s Office of Investor Education and Assistance at United States Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549-0213 or obtainable by calling the SEC at (800) 732-0330. In addition, the SEC maintains an Internet Web site at www.sec.gov, where the above information can be viewed.
     Our principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and our telephone number is (631) 843-5500. Unless the context specifically requires otherwise, the terms the “Company,” “Henry Schein,” “we,” “us” and “our” mean Henry Schein, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Officers of the Registrant
     The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	58	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	55	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	54	President, Chief Operating Officer, Director
Leonard A. David	59	Senior Vice President, Chief Compliance Officer
James Harding	52	Senior Vice President, Corporate Chief Technology Officer
Stanley Komaroff	72	Senior Advisor
Mark E. Mlotek	52	Executive Vice President, Corporate Business Development, Director
Steven Paladino	50	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	53	Senior Vice President, Chief Merchandising Officer
Michael Zack	55	President, International Group
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
     James Harding has been Corporate Chief Technology Officer of the Company since May 2005 and Senior Vice President since October 2001. Prior to holding his current position, Mr. Harding was Chief Information Officer since October 2001, with primary responsibility for worldwide information technology.
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
     Michael Racioppi has been Senior Vice President, Chief Merchandising Officer since January 2008. Prior to holding his current position, Mr. Racioppi was President of the Medical Division from 2000 to January 2008 and Interim President from 1999 to 2000, and Corporate Vice President from 1994 to January 2008. Mr. Racioppi served as Senior Director, Corporate Merchandising from 1992 to 1994. Before joining us in 1992, Mr. Racioppi was employed by Ketchum Distributors, Inc. as the Vice President of Purchasing and Marketing.
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
     The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences. In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; pressures relating to potential healthcare reform; trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements among office-based healthcare practitioners; and changes in reimbursements to customers. Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined. If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected. In addition, the enactment of any significant healthcare reforms could have a material adverse effect on our business.
Failure to comply with existing and future regulatory requirements could negatively affect our business.
     Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices. Among the federal laws with which we must comply are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended and the Prescription Drug Marketing Act of 1987. Such laws:
•	regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs and medical devices;
•	subject us to inspection by the United States Food and Drug Administration and the United States Drug Enforcement Administration;
•	regulate the transportation of certain of our products that are considered hazardous materials;
•	require registration with the United States Food and Drug Administration and the United States Drug Enforcement Administration and various state agencies;
•	require recordkeeping and documentation of transactions involving drug products;
•	require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and
•	impose reporting requirements if a pharmaceutical or medical device causes serious illness, injury or death.

     Applicable federal, state and local laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy of health or other personal information and the importation and exportation of products. Our business also is subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.
     The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could negatively affect our business. There can be no assurance that current government regulations will not adversely affect our business. The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material. Allegations by a governmental body that we have not complied with these laws could have a material adverse impact on our businesses. If it is determined that we have not complied with these laws, or if we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses or our ability to participate in government healthcare programs. Any of the foregoing could have a material adverse impact on our businesses. We believe that the healthcare services industry will continue to be subject to extensive domestic and foreign government regulation and that we have adequate compliance programs and controls in place to ensure substantial compliance with the laws and regulations.
If we fail to comply with laws and regulations in respect to healthcare fraud, we could suffer penalties or be required to make significant changes to our operations.
     We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud. The federal government continues to strengthen its position and scrutiny over practices involving healthcare fraud affecting government healthcare programs. Our relationships with pharmaceutical manufacturers and healthcare providers subject our business to laws and regulations on fraud and abuse which, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing of items or services that are in any way paid for by government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under government healthcare programs. While we believe that we are substantially compliant with all applicable laws, many of the regulations applicable to us are vague or indefinite and have not been interpreted by the courts. They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations. If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in federal and state healthcare programs.
Our international operations are subject to inherent risks that could adversely affect our operating results.
     International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition. The risks that our international operations are subject to include, among other things:
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
     Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:
•	costs of developing new applications and services;
•	costs related to acquisitions and/or integrations of technologies or businesses;
•	timing and amount of sales and marketing expenditures;
•	loss of sales representatives;
•	general economic conditions, as well as those specific to the healthcare industry and related industries;
•	timing of the release of functions of our technology-related products and services;
•	our success in establishing or maintaining business relationships;
•	changes in accounting principles;
•	product demand and availability or recalls by manufacturers;
•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and
•	increases in the cost of shipping or service trouble with our third-party shippers.
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
     We obtain substantially all of our products from third-party suppliers. Generally, we do not have long-term contracts with our suppliers committing them to supply products to us. Therefore, suppliers may not provide the products we need in the quantities we request. Because we do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products, including the supply of our influenza vaccine and any other high sales volume product, would have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

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
     There can be no assurance that our future acquisitions or joint ventures will be successful. Our ability to continue to successfully effect acquisitions and joint ventures will depend upon the following:
•	the availability of suitable acquisition or joint venture candidates at acceptable prices;
•	our ability to consummate such transactions, which could potentially be prohibited due to U.S. or foreign antitrust regulations;
•	the availability of financing on acceptable terms, in the case of non-stock transactions; and
•	the liquidity of our investments and our ability to raise capital could be affected by the financial credit markets.
Our acquisitions may not result in the benefits and revenue growth we expect.
     We are in the process of integrating companies that we acquired and assimilating the operations, services, products and personnel of each company with our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, working capital management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.
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
     Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as key customers, suppliers and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be adversely affected.
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
     Shipping is a significant expense in the operation of our business. We ship almost all of our orders through third party delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.
We may not be able to respond to technological change effectively.
     Traditional healthcare supply and distribution relationships are being challenged by electronic online commerce solutions. Our distribution business is characterized by rapid technological developments and intense competition. The continued advancement of online commerce will require us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address changing demands of consumers and our clients on a timely basis, particularly in response to competitive offerings. Our inability to anticipate and effectively respond to changes on a timely basis could have an adverse effect on our business.

We are exposed to the risk of an increase in interest rates.
     In 2003, we entered into interest rate swap agreements to exchange our fixed-rate interest rates for variable interest rates payable on our $190.0 million senior notes. Our fixed interest rates on the senior notes were 6.9% and 6.7% for the $130.0 million and $60.0 million senior notes, respectively. The variable rate is comprised of LIBOR plus the spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from fluctuations in interest rates.
The market price for our common stock may be highly volatile.
     The market price for our common stock may be highly volatile. A variety of factors may have a significant impact on the market price of our common stock, including:
•	the publication of earnings estimates or other research reports and speculation in the press or investment community;
•	changes in our industry and competitors;
•	our financial condition, results of operations and cash flows and prospects;
•	stock repurchases;
•	any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, restricted stock/units and the grant or exercise of stock options from time to time;
•	the dilutive impact of convertible debt on our earnings per share;
•	general market and economic conditions; and
•	any outbreak or escalation of hostilities in areas where we do business.
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
Item 1B. Unresolved Staff Comments
     We have no unresolved comments from the staff of the United States Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year.

ITEM 2. Properties
     We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2011
Distribution Center	Denver, PA	Lease	613,000	February 2013
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Indianapolis, IN	Lease	144,000	June 2009
Distribution Center	Grapevine, TX	Lease	176,000	July 2013
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	June 2013
Distribution Center	Niagara on the Lake, Canada	Lease	94,000	September 2016
Distribution Center	Sparks, NV	Lease	273,000	March 2011
Distribution Center	Gillingham, United Kingdom	Lease	103,000	April 2010
Distribution Center	Tours, France	Own	133,000	N/A
Distribution Center	Lyssach, Switzerland	Lease	147,000	July 2016
     The properties listed in the table above are our principal properties primarily used by our healthcare distribution segment. In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Canada, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom.
     We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business. We have additional operating capacity at certain distribution center facilities.
ITEM 3. Legal Proceedings
     Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical, medical devices and other healthcare products. As a business practice, we generally obtain product liability indemnification from our suppliers.
     We have various insurance policies, including product liability insurance, covering risks in amounts that we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.
     As of December 29, 2007, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2007.
PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our common stock is traded on the NASDAQ Global Select Market tier of the Nasdaq Stock Market, or NASDAQ, under the symbol HSIC. NASDAQ became operational as a stock exchange on August 1, 2006. Our common stock was quoted on NASDAQ before that time, including on the NASDAQ National Market tier before July 3, 2006. On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ (on and after August 1, 2006) and the high and low bid prices of our common stock as quoted on NASDAQ (before August 1, 2006) for each quarterly period in fiscal 2007 and 2006:

	High	Low

Fiscal 2007:
1st Quarter	$55.33	$45.82
2nd Quarter	56.00	51.92
3rd Quarter	61.98	53.32
4th Quarter	63.45	55.49

Fiscal 2006:
1st Quarter	$49.20	$42.82
2nd Quarter	49.57	44.37
3rd Quarter	52.35	46.17
4th Quarter	54.08	47.50
     On February 15, 2008, there were approximately 997 holders of record of our common stock and the last reported sales price was $59.45.

Purchases of Equity Securities by the Issuer
     Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005 and on March 28, 2007, our Board of Directors authorized additional $100.0 million and $100.0 million, respectively, of shares of our common stock to be repurchased under this program. As of December 29, 2007, we had repurchased $159.5 million of common stock (4,012,242 shares) under this initiative, with $140.5 million available for future common stock share repurchases.
     During the fiscal quarter ended December 29, 2007, we did not repurchase any of our common stock. The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program

09/30/07 through 11/03/07	2,253,067
11/04/07 through 12/01/07	2,375,719
12/02/07 through 12/29/07	2,264,686
Dividend Policy
     We have not declared any cash dividends on our common stock during fiscal years 2007 or 2006. We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. The agreements governing our senior notes limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock.) As of December 29, 2007, the amount of retained earnings free of restrictions was $644.5 million.

Stock Performance Graph
     The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 28, 2002, the last trading day before the beginning of our 2003 fiscal year, through the end of fiscal 2007 with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market (U.S. companies) Composite Index.
COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN
ASSUMES $100 INVESTED ON DECEMBER 28, 2002
ASSUMES DIVIDENDS REINVESTED

	December 28,	December 27,	December 25,	December 31,	December 30,	December 29,
	2002	2003	2004	2005	2006	2007
Henry Schein, Inc.	$100.00	$151.02	$150.95	$194.78	$218.61	$276.95
Dow Jones U.S. Health Care Index	100.00	119.43	124.86	135.26	144.57	158.01
NASDAQ Stock Market (U.S. companies) Composite Index	100.00	150.36	163.00	166.58	183.68	201.91

ITEM 6. Selected Financial Data
     The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 29, 2007, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto. The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2007	2006 (1)	2005 (1)	2004 (1)	2003 (1)
		(in thousands, except per share data)

Income Statement Data:
Net sales	$5,920,190	$5,048,191	$4,526,022	$3,794,516	$3,181,374
Gross profit	1,718,284	1,471,957	1,308,413	1,047,160	907,218
Selling, general and administrative expenses (2)	1,332,025	1,167,822	1,046,008	855,211	689,786
Operating income	386,259	304,135	262,405	191,949	217,432
Other expense, net	(4,016)	(9,204)	(16,365)	(11,188)	(8,979)
Income from continuing operations before taxes, minority interest and equity in earnings (losses) of affiliates	382,243	294,931	246,040	180,761	208,453
Income taxes from continuing operations	(129,762)	(104,932)	(90,189)	(66,845)	(77,818)
Minority interest in net income of subsidiaries	(17,442)	(8,090)	(5,963)	(1,486)	(2,807)
Equity in earnings (losses) of affiliates	(73)	835	827	1,699	931
Income from continuing operations	234,966	182,744	150,715	114,129	128,759
Income (loss) from discontinued operations, net of tax (3)	(19,793)	(18,985)	(10,956)	2,710	(591)
Net income	$215,173	$163,759	$139,759	$116,839	$128,168

Earnings from continuing operations per share:
Basic	$2.65	$2.08	$1.73	$1.31	$1.47
Diluted	2.58	2.03	1.70	1.29	1.45

Earnings (loss) from discontinued operations per share:
Basic	$(0.22)	$(0.22)	$(0.12)	$0.03	$—
Diluted	(0.22)	(0.21)	(0.12)	0.03	(0.01)

Earnings per share:
Basic	$2.43	$1.86	$1.61	$1.34	$1.47
Diluted	2.36	1.82	1.58	1.32	1.44

Weighted-average common shares outstanding:
Basic	88,559	87,952	87,006	87,253	87,417
Diluted	91,163	89,820	88,489	88,646	89,099

	Years ended
	December 29,	December 30,	December 31,	December 25,	December 27,
	2007	2006 (1)	2005 (1)	2004 (1)	2003 (1)
			(in thousands)

Net Sales by Market Data:
Healthcare distribution (4):
Dental (5)	$2,462,373	$2,136,830	$1,896,643	$1,602,457	$1,364,812
Medical (6)	1,556,043	1,411,249	1,284,214	1,180,310	1,165,653
International (7)	1,769,881	1,401,889	1,256,910	928,207	576,628

Total healthcare distribution	5,788,297	4,949,968	4,437,767	3,710,974	3,107,093
Technology (8)	131,893	98,223	88,255	83,542	74,281

Total	$5,920,190	$5,048,191	$4,526,022	$3,794,516	$3,181,374

	As of
	December 29,	December 30,	December 31,	December 25,	December 27,
	2007	2006	2005	2004	2003
			(in thousands)

Balance Sheet data:
Total assets	$3,313,984	$2,881,146	$2,583,120	$2,433,670	$1,819,370
Long-term debt	423,274	455,806	489,520	525,682	247,100
Minority interest	35,923	21,746	12,353	12,438	11,532
Stockholders’ equity	1,779,982	1,470,963	1,249,154	1,117,706	1,006,551

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	During 2004, we recorded a $13.2 million pre-tax ($8.4 million post-tax) charge related to our Fluvirin® contract with Chiron Corporation. This charge, which represented the write-off of a deferred expense associated with the 2005/2006 influenza season, occurred as a result of the significant uncertainty about whether Chiron would be able to provide Fluvirin® for the 2005/2006 influenza season. The effect that this charge had on earnings per share for the year ended December 25, 2004 was $(0.10).

(3)	During 2007, we sold substantially all of the assets of our oncology pharmaceutical and specialty pharmacy businesses, previously reported as part of our healthcare distribution reportable segment. The aggregate sales price was $14.3 million, which was received during the third and fourth quarters of 2007. As a result of these sales, included in the operating results from discontinued operations for 2007 is a net gain, net of tax, of approximately $0.7 million or $0.01 per diluted share. We recorded an impairment charge to our long-lived assets of approximately $20.6 million, net of tax, or $(0.23) per diluted share in 2007.

On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business, previously reported as part of our healthcare distribution reportable segment. The sale price was $36.5 million, which was received during the second quarter of 2006. As a result of this sale, included in the operating results from discontinued operations for 2007 is a $0.3 million ($0.2 million after tax) expense relating to contract contingencies. Included in operating results from discontinued operations for 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale, including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs. Also, because the decision to divest this business was reached in 2005, we recorded an impairment charge to our long-lived assets of approximately $7.0 million, net of tax, or $(0.08) per diluted share in 2005.

In the third quarter of 2003, we sold PMA Bode GmbH, an X-ray film distribution business located in Germany, which was a component of our healthcare distribution business. This sale resulted in a loss of $2.0 million, net of tax, or $(0.02) per diluted share. Due to immateriality, we have not reflected the operating results, other than the loss on sale, of PMA Bode separately as a discontinued operation for any of the periods presented. This was partially offset by the Hospital, oncology pharmaceutical and specialty pharmacy businesses discontinued operations discussed above.

(4)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(5)	Consists of products sold in the United States and Canada.

(6)	Consists of products sold in the United States’ medical and animal health markets.

(7)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(8)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand for 2007 and the United States and Canada for the years 2003 through 2006.

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
     Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: competitive factors; changes in the healthcare industry; changes in regulatory requirements that affect us; risks associated with our international operations; fluctuations in quarterly earnings; our dependence on third parties for the manufacture and supply of our products; transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies; financial risks associated with acquisitions; regulatory and litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence upon sales personnel and key customers; our dependence on our senior management; possible increases in the cost of shipping our products or other service trouble with our third-party shippers; risks from rapid technological change; risks from potential increases in variable interest rates; possible volatility of the market price of our common stock; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation that affect us. The order in which these factors appear should not be construed to indicate their relative importance or priority.
     We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict. Accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results. We undertake no duty and have no obligation to update forward-looking statements.
Executive Level Overview
     We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 550,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 75 years of experience distributing healthcare products.
     We are headquartered in Melville, New York, employ more than 12,000 people and have operations in the United States, Australia, Austria, Belgium, Canada, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom. We also have affiliates in Iceland, Israel and the United Arab Emirates.
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
     Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 18 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practitioners.
     Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada, the United Kingdom, Australia and New Zealand. Our value-added practice solutions include practice-management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services, e-services and continuing education services for practitioners.
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
Industry Consolidation
     The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $25.5 billion in 2007 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.
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
     As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure. In the U.S. dental market, we estimate that there are currently more than 300 smaller distributors holding approximately 27% of the market. In the U.S. medical market, we estimate that more than 500 smaller distributors hold approximately 38% of the market, and in the European dental market, we estimate that more than 200 smaller distributors hold approximately 80% of the market.
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
Aging Population and Other Market Influences
     The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from acute care settings to alternate-care sites, particularly physicians’ offices. As the cosmetic surgery and elective procedure markets continue to grow, physicians are increasingly performing more of these procedures in their offices. The elder-care market continues to benefit from the increasing growth rate of the population of elderly Americans.
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
     As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2006 — 2016” indicating that total national healthcare spending reached $2.0 trillion in 2005, or 16.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $4.1 trillion in 2016, approximately 20.0% of the nation’s gross domestic product.
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
     The Medicare Prescription Drug, Improvement, and Modernization Act or the Medicare Act, is the largest expansion of the Medicare program since its inception, and provides participants with voluntary prescription drug benefits through an interim drug discount card. The Medicare Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement.

     There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system. An increasing number of states, including Florida, have already adopted laws and regulations, including drug pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system. Regulations adopted under the federal Prescription Drug Marketing Act, effective December, 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information. Other states and government agencies are currently considering similar laws and regulations. We continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.
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

Results of Operations
     The following table summarizes the significant components of our operating results and cash flows for each of the three years ended December 29, 2007, December 30, 2006 and December 31, 2005 (in thousands):

	Years ended
	December 29,	December 30,	December 31,
	2007	2006 (1)	2005 (1)
Operating Results:
Net sales	$5,920,190	$5,048,191	$4,526,022
Cost of sales	4,201,906	3,576,234	3,217,609

Gross profit	1,718,284	1,471,957	1,308,413
Operating expenses:
Selling, general and administrative	1,332,025	1,167,822	1,046,008

Operating income	$386,259	$304,135	$262,405

Other expense, net	$(4,016)	$(9,204)	$(16,365)
Income from continuing operations	234,966	182,744	150,715
Loss from discontinued operations, net of tax	(19,793)	(18,985)	(10,956)
Net income	215,173	163,759	139,759

(1)	Adjusted to reflect the effects of discontinued operations.

	Years ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Cash Flows:
Net cash provided by operating activities	$270,211	$235,317	$254,776
Net cash used in investing activities	(242,047)	(180,361)	(206,681)
Net cash used in financing activities	(31,120)	(21,274)	(28,501)

2007 Compared to 2006
Net Sales
     Net sales for 2007 and 2006 were as follows (in thousands):

		% of		% of
	2007	Total	2006 (1)	Total
Healthcare distribution (2):
Dental (3)	$2,462,373	41.6%	$2,136,830	42.3%
Medical (4)	1,556,043	26.3	1,411,249	28.0
International (5)	1,769,881	29.9	1,401,889	27.8

Total healthcare distribution	5,788,297	97.8	4,949,968	98.1
Technology (6)	131,893	2.2	98,223	1.9

Total	$5,920,190	100.0%	$5,048,191	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products and equipment sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand in 2007 and the United States and Canada in 2006.
     The $872.0 million, or 17.3%, increase in net sales for the year ended December 29, 2007 includes increases of 14.3% local currency growth (7.3% internally generated primarily due to volume growth and 7.0% from acquisitions) and 3.0% related to foreign currency exchange.
     The $325.5 million, or 15.2%, increase in dental net sales for the year ended December 29, 2007 includes increases of 14.6% local currency growth (10.0% internally generated primarily due to increased volume and 4.6% from acquisitions) and 0.6% related to foreign currency exchange. The 14.6% local currency growth was due to dental consumable merchandise sales growth of 11.9% (5.9% internal growth and 6.0% from acquisitions) and dental equipment sales and service growth of 25.0% (21.9% internal growth and 3.1% from acquisitions). The growth in equipment sales was primarily due to gains in both traditional equipment and high-tech products.
     The $144.8 million, or 10.3%, increase in medical net sales for the year ended December 29, 2007 is due to local currency growth (5.5% internally generated and 4.8% from acquisitions).
     The $368.0 million, or 26.2%, increase in international net sales for the year ended December 29, 2007 includes increases of 16.6% in local currencies (12.3% from acquisitions and 4.3% internally generated), and 9.6% related to foreign currency exchange.
     The $33.7 million, or 34.3%, increase in technology net sales for the year ended December 29, 2007 includes increases of 34.0% in local currency growth (18.4% internally generated and 15.6% from acquisitions) and 0.3% due to foreign currency exchange. The increase in internal net sales growth was driven by growth in electronic service, financial services, support and maintenance revenue.

Gross Profit
     Gross profit and gross margins for 2007 and 2006 by segment and in total were as follows (in thousands):

		Gross		Gross
	2007	Margin %	2006 (1)	Margin %

Healthcare distribution	$1,620,159	28.0%	$1,396,454	28.2%
Technology	98,125	74.4	75,503	76.9

Total	$1,718,284	29.0	$1,471,957	29.2

(1)	Adjusted to reflect the effects of discontinued operations.
     Gross profit increased $246.3 million, or 16.7%, for the year ended December 29, 2007 compared to the prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $223.7 million, or 16.0%, for the year ended December 29, 2007 compared to the prior year period. Healthcare distribution gross profit margin decreased slightly to 28.0% for the year ended December 29, 2007 from 28.2% for the comparable prior year period.
     Technology gross profit increased $22.6 million, or 30.0%, for the year ended December 29, 2007 compared to the prior year period. Technology gross profit margin decreased to 74.4% for the year ended December 29, 2007 from 76.9% for the comparable prior year period, primarily due to changes in the product sales mix.
Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for 2007 and 2006 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2007	Net Sales	2006 (1)	Net Sales

Healthcare distribution	$1,280,831	22.1%	$1,129,522	22.8%
Technology	51,194	38.8	38,300	39.0

Total	$1,332,025	22.5	$1,167,822	23.1

(1)	Adjusted to reflect the effects of discontinued operations.
     Selling, general and administrative expenses increased by $164.2 million, or 14.1%, for the year ended December 29, 2007 compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 22.5% from 23.1% for the comparable prior year period. This decrease was primarily due to our continued leveraging of higher sales volume across our established infrastructure.
     As a component of total selling, general and administrative expenses, selling expenses increased $107.1 million, or 13.5%, for the year ended December 29, 2007 from the prior year period. This increase was primarily due to payroll, as well as other expenses related to recent acquisitions. As a percentage of net sales, selling expenses decreased to 15.2% from 15.7% for the comparable prior year period. This decrease was primarily due to our continued leveraging of higher sales volume across our established infrastructure.
     As a component of total selling, general and administrative expenses, general and administrative expenses increased $57.1 million, or 15.2%, for the year ended December 29, 2007 from the prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.3% from 7.4% for the comparable prior year period.
Other Expense, Net
     Other expense, net for the years ended 2007 and 2006 was as follows (in thousands):

	2007	2006 (1)

Interest income	$16,531	$16,378
Interest expense	(25,177)	(27,627)
Other, net	4,630	2,045

Other expense, net	$(4,016)	$(9,204)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other expense, net decreased $5.2 million to $4.0 million for the year ended December 29, 2007 from the comparable prior year period. This decrease was primarily due to an increase in other income resulting from a gain on the divestiture of certain non-core businesses of Becker-Parkin during 2007 and a reduction in interest expense resulting from principal repayments of debt being made during 2007.
Income Taxes
     For the year ended December 29, 2007, our effective tax rate from continuing operations was 34.0% compared to 35.6% for the prior year period. The difference resulted from a combination of additional tax planning, settlements of tax audits, revaluation of deferred income taxes, a non-recurring tax charge resulting from a European restructuring, and higher levels of income generated in lower taxing countries. The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes. For 2008, we expect our effective tax rate to be in the range of 34% to 35%.
     As a result of tax legislation enacted in Germany, the United Kingdom and Italy for 2007, deferred income taxes were revalued resulting in a $5.6 million reduction in deferred income tax accounts and a corresponding reduction of income tax expense. Additionally, in response to the legislation enacted in Germany, a restructuring was implemented in 2007 resulting in a non-recurring income tax charge of $3.5 million.
Loss from Discontinued Operations
     During the year ended December 29, 2007 and during the year ended December 30, 2006, we recognized aggregate losses of $19.8 million and $19.0, net of tax, related to discontinued operations (see Note 6 in the accompanying annual consolidated financial statements for further discussion).
Net Income
     Net income increased $51.4 million, or 31.4%, for the year ended December 29, 2007 compared to the prior year period. The increase in net income is primarily due to an increase in income from continuing operations. In 2007, net income includes a net gain on the sale of discontinued operations of $0.7 million, net of taxes. In 2006, net income includes a loss on the sale of discontinued operations of $19.4 million, net of taxes.

2006 Compared to 2005
Net Sales
     Net sales for 2006 and 2005 were as follows (in thousands):

		% of		% of
	2006 (1)	Total	2005 (1)	Total
Healthcare distribution (2):
Dental (3)	$2,136,830	42.3%	$1,896,643	41.9%
Medical (4)	1,411,249	28.0	1,284,214	28.4
International (5)	1,401,889	27.8	1,256,910	27.8

Total healthcare distribution	4,949,968	98.1	4,437,767	98.1
Technology (6)	98,223	1.9	88,255	1.9

Total	$5,048,191	100.0%	$4,526,022	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products and equipment sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States and Canada.
     The $522.2 million, or 11.5%, increase in net sales for the year ended December 30, 2006 includes increases of 11.0% local currency growth (5.4% internally generated primarily due to volume growth and 5.6% from acquisitions) and 0.5% related to foreign currency exchange.
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
     The 127.0 million, or 9.9%, increase in medical net sales for the year ended December 30, 2006 is due to local currency growth (1.1% internally generated and 8.8% from acquisitions).
     The $145.0 million, or 11.5%, increase in international net sales for the year ended December 30, 2006 includes increases of 10.7% in local currencies (5.6% from acquisitions and 5.1% internally generated), and 0.8% related to foreign currency exchange.
     The $10.0 million, or 11.3%, increase in technology net sales for the year ended December 30, 2006 includes increases of 10.9% in local currency growth (8.6% internally generated and 2.3% from acquisitions) and 0.4% due to foreign currency exchange. The increase was driven by growth in electronic service, financial services, support and maintenance revenue.

Gross Profit
     Gross profit and gross margins for 2006 and 2005 by segment and in total were as follows (in thousands):

		Gross		Gross
	2006 (1)	Margin %	2005 (1)	Margin %

Healthcare distribution	$1,396,454	28.2%	$1,241,313	28.0%
Technology	75,503	76.9	67,100	76.0

Total	$1,471,957	29.2	$1,308,413	28.9

(1)	Adjusted to reflect the effects of discontinued operations.
     Gross profit increased $163.5 million, or 12.5%, for the year ended December 30, 2006 compared to the prior year period. As a result of different practices for categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.
     Healthcare distribution gross profit increased $155.1 million, or 12.5%, for the year ended December 30, 2006 compared to the prior year period. Healthcare distribution gross profit margin increased slightly to 28.2% for the year ended December 30, 2006 from 28.0% for the comparable prior year period.
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
Selling, General and Administrative
     Selling, general and administrative expenses by segment and in total for 2006 and 2005 were as follows (in thousands):

		% of		% of
		Respective		Respective
	2006 (1)	Net Sales	2005 (1)	Net Sales

Healthcare distribution	$1,129,522	22.8%	$1,011,527	22.8%
Technology	38,300	39.0	34,481	39.1

Total	$1,167,822	23.1	$1,046,008	23.1

(1)	Adjusted to reflect the effects of discontinued operations.
     Selling, general and administrative expenses increased by $121.8 million, or 11.6%, for the year ended December 30, 2006 compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses remained constant at 23.1%.
     As a component of total selling, general and administrative expenses, selling expenses increased $90.7 million, or 12.9%, for the year ended December 30, 2006 from the prior year period. The increase was primarily due to payroll and other expenses related to recent acquisitions. As a percentage of net sales, selling expenses increased to 15.7% from 15.5% for the comparable prior year period.

     As a component of total selling, general and administrative expenses, general and administrative expenses increased $31.1 million, or 9.1%, for the year ended December 30, 2006 from the prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.4% from 7.6% for the comparable prior year period.
Other Expense, Net
     Other expense, net for the years ended 2006 and 2005 was as follows (in thousands):

	2006 (1)	2005 (1)

Interest income	$16,378	$7,302
Interest expense	(27,627)	(25,301)
Other, net	2,045	1,634

Other expense, net	$(9,204)	$(16,365)

(1)	Adjusted to reflect the effects of discontinued operations.
     Other expense, net decreased $7.2 million to $9.2 million for the year ended December 30, 2006 from the comparable prior year period. This decrease was primarily due to an increase in interest income due to higher interest rates and average investment balances, a gain of approximately $2.0 million associated with a change in accounting for net investment hedging arrangements (see Note 1 in the accompanying annual consolidated financial statements for further discussion) and increased interest expense due to higher interest rates, partially offset by a reduction of interest expense of approximately $2.8 million representing the interest rate component of our mark-to-market adjustment.
Income Taxes
     For the year ended December 30, 2006, our effective tax rate from continuing operations was 35.6% compared to 36.7% for the prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state income taxes.
Loss from Discontinued Operations
     During the years ended December 30, 2006 and December 31, 2005, we recognized a loss of $19.0 million and $11.0 million, net of tax, related to discontinued operations (see Note 6 in the accompanying annual consolidated financial statements for further discussion).
Net Income
     Net income increased $24.0 million, or 17.2%, for the year ended December 30, 2006 compared to the prior year period. In 2006, net income includes a loss on the sale of discontinued operations of $19.4 million, net of taxes. In 2005, net income includes an impairment charge related to long-lived assets of discontinued operations of $7.0 million, net of tax.

Liquidity and Capital Resources
     Our principal capital requirements include the funding of acquisitions, working capital needs, purchases of fixed assets, repayments of debt principal and repurchases of common stock. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Since sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.
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
     Net cash flow provided by operating activities was $270.2 million for the year ended December 29, 2007 compared to $235.3 million for the comparable prior year period. This net change of $34.9 million was primarily due to higher income from continuing operations, non-cash charges for impairment from a write-down of long-lived assets of discontinued operations and minority interest in net income of subsidiaries, offset by a net decrease in working capital, non-cash gain on sale of discontinued operations, net of tax in the prior year and an increase in the benefit from deferred income taxes.
     Net cash used in investing activities was $242.0 million for the year ended December 29, 2007 compared to $180.4 million for the comparable prior year period. The net change of $61.6 million was primarily due to decreases in available-for-sale securities sales and cash received from a business divestiture in the prior year, as well as an increase for foreign exchange forward contract settlements, partially offset by a decrease in purchases of available-for-sale securities and fixed assets.
     Net cash used in financing activities was $31.1 million for the year ended December 29, 2007 compared to $21.3 million for the comparable prior year period. The net change of $9.8 million was primarily due to increased repayments of long-term debt and other, offset by a decrease in repurchases of our common stock during the year ended December 29, 2007.
     We expect to invest approximately $50.0 to $55.0 million during 2008 in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our core structure.
     The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 29,	December 30,
	2007	2006

Cash and cash equivalents	$247,590	$248,647
Available-for-sale securities	997	47,999
Working capital	908,160	834,760

Debt:
Bank credit lines	$8,977	$2,528
Current maturities of long-term debt	24,319	41,036
Long-term debt	423,274	455,806

Total debt	$456,570	$499,370

     Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At December 29, 2007, our available-for-sale securities consist of an investment in stock of a single company. At December 30, 2006, our available-for-sale securities consisted of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes.
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
     Our accounts receivable days sales outstanding from continuing operations improved to 40.7 days as of December 29, 2007 from 40.8 days as of December 30, 2006. During the years ended December 29, 2007 and December 30, 2006, we wrote off approximately $9.8 million and $6.6 million, respectively, of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from continuing operations increased to 6.8 as of December 29, 2007 from 6.7 as of December 30, 2006.
     The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 5.5%), as well as operating and capital lease obligations and inventory purchase commitments as of December 29, 2007:

	Payments due by period (in thousands)
	< 1 year	1 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Inventory purchase commitments	$198,329	$303,476	$275,303	$424,536	$1,201,644
Long-term debt, including interest	41,541	193,297	14,803	404,927	654,568
Operating lease obligations	52,455	75,544	44,678	49,109	221,786
Capital lease obligations, including interest	3,429	3,569	1,045	715	8,758
Interest rate swap agreements	1,847	909	—	—	2,756

Total	$297,601	$576,795	$335,829	$879,287	$2,089,512

     Inventory purchase commitments include obligations to purchase influenza vaccine from GlaxoSmithKline Biologicals, or GSK, and Novartis AG through 2014, which, with respect to GSK, require us to pay an amount per dose based on the prevailing market price or formula price in each respective year. The amounts included in the above table related to these purchase commitments were determined using current market conditions. Actual amounts may differ.
     Our convertible debt, which matures in 2034, is available to be redeemed beginning on or after August 20, 2010.
     As more fully disclosed in Note 8 of “Notes to Consolidated Financial Statements,” we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective December 31, 2006. We cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits of $12.5 million as of December 29, 2007.
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
     Our $130.0 million senior notes are due on June 30, 2009 and bear interest at a fixed rate of 6.9% per annum. On September 28, 2007, we made our second annual principal payment of $20.0 million on our $100.0 million senior notes, which bear interest at a fixed rate of 6.7% per annum. Remaining principal payments are due annually on September 25, 2008 and 2009 and September 27, 2010. Interest on both notes is payable semi-annually.
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of December 29, 2007, there is $190.0 million of principal remaining with a weighted-average interest rate of 8.38%. For the year ended December 29, 2007, the weighted-average variable interest rate was 8.42%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.
     On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility expires in May 2010. As of December 29, 2007, there were $11.1 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     During 2007, we repurchased $30.7 million or 639,100 shares under our common stock repurchase programs, with $140.5 million available for future common stock share repurchases, under repurchase programs approved by our Board of Directors.
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
     We believe that our cash and cash equivalents, our ability to access private debt markets and public equity markets, and our available funds under existing credit facilities, provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs. We have no off balance sheet arrangements.

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

Inventories and Reserves
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
Goodwill and Other Indefinite-Lived Intangible Assets
     Goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment analyses. Such impairment analyses for goodwill require the comparison of the fair value to the carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.
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

Long-Lived Assets
     Long-lived assets, including definite-lived intangible assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and intellectual property. When an impairment exists, the related assets are written down to fair value. Although we believe our judgments, estimates and/or assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.
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

Recently Issued Accounting Standards
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognitions and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48, effective December 31, 2006, resulted in a decrease to stockholders’ equity of approximately $0.3 million.
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.
     In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 requires an employer to recognize the over- or under-funded status of a defined benefit plan as an asset or liability in the statement of financial position and to recognize changes in that funded status, net of tax through comprehensive income, in the year in which the changes occur. FAS 158 also requires an employer to measure the funded status of a defined benefit plan as of the date of its year end statement of financial position. The provisions of FAS 158 became effective for our year ended December 30, 2006, with the exception of the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our fiscal year ending December 27, 2008. During December 2006, we implemented the requirement to recognize the funded status of our defined benefit plans. Recognizing the funded status of our defined benefit plans did not have a material impact on our statement of financial position.
     In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), including an amendment to FASB No. 115. FAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FAS 159 on our consolidated financial statements.
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 141 (revised 2007) will have on our accounting for past and future acquisitions and our consolidated financial statements.

     Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 160 will have on our consolidated financial statements.
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
     We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets. We attempt to minimize these risks by using interest rate swap agreements and foreign currency forward and swap contracts and through maintaining counter-party credit limits. These hedging activities provide only limited protection against interest rate and currency exchange and credit risks. Factors that could influence the effectiveness of our programs include volatility of the interest rate and currency markets and availability of hedging instruments and liquidity of the credit markets. All interest rate swap and foreign currency forward and swap contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure. We do not enter into such contracts for speculative purposes. We manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.
Interest Rate Swap Agreements
     We have fixed rate senior notes of $130.0 million at 6.9% and $60.0 million at 6.7%. During 2003, we entered into interest rate swap agreements to exchange these fixed interest rates for variable interest rates. The variable rates are comprised of LIBOR plus the spreads and reset on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.9 million.
     As of December 29, 2007, the fair value of our interest rate swap agreements recorded in other current and non-current liabilities in our consolidated balance sheet was $1.2 million, which represented the amount that would be paid upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to current and non-current assets or liabilities with an offsetting adjustment to the carrying value of the $190.0 million notes as such hedges are deemed fully effective.

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
     As of December 29, 2007, we had outstanding foreign currency forward and swap contracts with notional amounts of $427.7 million, of which $356.3 million related to intercompany debt and $71.4 million related to the purchase of merchandise from foreign suppliers. The contracts hedge currency fluctuations against the U.S. Dollar for Euros ($252.2 million), British Pounds ($123.8 million), Australian Dollars ($34.7 million), Canadian Dollars ($8.5 million), Swiss Francs ($6.0 million) and New Zealand Dollars ($2.5 million). In addition, our international business entered into hedges against currency fluctuations relative to local functional currencies. The notional amount of such contracts was $87.8 million. A hypothetical 5% change of the value of the U.S. Dollar would change the fair value of our foreign currency exchange agreements by $18.8 million.
     As of December 29, 2007, the fair value of our foreign currency exchange agreements, which expire through December 18, 2008, recorded in other current liabilities was $3.7 million, as determined by quoted market prices. For the year ended December 29, 2007, we had realized net gains of $0.8 million and unrealized gains of $1.1 million relating to such agreements.
Short-term Investments
     With respect to our cash equivalents, available-for-sale securities, short-term investments and derivative instruments, our credit risk is limited due to our counter-parties being high-credit quality financial institutions. As a risk management policy, we limit the amount of credit exposure by utilizing numerous different counter-parties.

ITEM 8. Financial Statements and Supplementary Data
All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York
     We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 29, 2007 and December 30, 2006 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 29, 2007 and December 30, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ BDO SEIDMAN, LLP
New York, New York
February 25, 2008

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 29,	December 30,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$247,590	$248,647
Available-for-sale securities	997	47,999
Accounts receivable, net of reserves of $41,315 and $40,536	708,307	610,020
Inventories, net	666,786	584,103
Deferred income taxes	32,827	28,240
Prepaid expenses and other	192,292	125,839

Total current assets	1,848,799	1,644,848
Property and equipment, net	247,671	225,038
Goodwill	917,194	773,801
Other intangibles, net	192,420	161,542
Investments and other	107,900	75,917

Total assets	$3,313,984	$2,881,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$474,009	$414,062
Bank credit lines	8,977	2,528
Current maturities of long-term debt	24,319	41,036
Accrued expenses:
Payroll and related	136,291	110,401
Taxes	73,278	59,007
Other	223,765	183,054

Total current liabilities	940,639	810,088
Long-term debt	423,274	455,806
Deferred income taxes	80,260	62,334
Other liabilities	53,906	60,209

Minority interest	35,923	21,746
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized, none outstanding	—	—
Common stock, $.01 par value, 240,000,000 shares authorized, 89,603,660 outstanding on December 29, 2007 and 88,499,321 outstanding on December 30, 2006	896	885
Additional paid-in capital	673,763	614,551
Retained earnings	1,005,055	808,164
Accumulated other comprehensive income	100,268	47,363

Total stockholders’ equity	1,779,982	1,470,963

Total liabilities and stockholders’ equity	$3,313,984	$2,881,146

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended
	December 29,	December 30,	December 31,
	2007	2006	2005
		(Adjusted - Note 6)	(Adjusted - Note 6)

Net sales	$5,920,190	$5,048,191	$4,526,022
Cost of sales	4,201,906	3,576,234	3,217,609

Gross profit	1,718,284	1,471,957	1,308,413
Operating expenses:
Selling, general and administrative	1,332,025	1,167,822	1,046,008

Operating income	386,259	304,135	262,405
Other income (expense):
Interest income	16,531	16,378	7,302
Interest expense	(25,177)	(27,627)	(25,301)
Other, net	4,630	2,045	1,634

Income from continuing operations before taxes, minority interest and equity in earnings (losses) of affiliates	382,243	294,931	246,040
Income taxes	(129,762)	(104,932)	(90,189)
Minority interest in net income of subsidiaries	(17,442)	(8,090)	(5,963)
Equity in earnings (losses) of affiliates	(73)	835	827

Income from continuing operations	234,966	182,744	150,715

Discontinued operations:
Loss from operations of discontinued components, including gains and losses on disposals	(31,420)	(31,608)	(18,185)
Income tax benefit	11,627	12,623	7,229

Loss from discontinued operations	(19,793)	(18,985)	(10,956)

Net income	$215,173	$163,759	$139,759

Earnings from continuing operations per share:
Basic	$2.65	$2.08	$1.73

Diluted	$2.58	$2.03	$1.70

Loss from discontinued operations per share:
Basic	$(0.22)	$(0.22)	$(0.12)

Diluted	$(0.22)	$(0.21)	$(0.12)

Earnings per share:
Basic	$2.43	$1.86	$1.61

Diluted	$2.36	$1.82	$1.58

Weighted-average common shares outstanding:
Basic	88,559	87,952	87,006

Diluted	91,163	89,820	88,489

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other	Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Earnings	Income	Equity
Balance, December 25, 2004	86,650,428	$867	$512,343	$559,711	$44,785	$1,117,706
Net income	—	—	—	139,759	—	139,759
Foreign currency translation loss	—	—	—	—	(24,175)	(24,175)
Unrealized gain from foreign currency hedging activites, net of tax of $509	—	—	—	—	1,421	1,421
Unrealized investment loss, net of tax of $12	—	—	—	—	(33)	(33)
Pension adjustment loss, net of tax of $345	—	—	—	—	(939)	(939)

Total comprehensive income						116,033

Stock issued to 401(k) plan	79,627	1	3,222	—	—	3,223
Issuance of restricted stock	11,667	—	241	—	—	241
Repurchase and retirement of common stock	(1,372,579)	(14)	(20,750)	(31,512)	—	(52,276)
Stock issued upon exercise of stock options, including tax benefit of $16,478	1,723,095	17	45,961	—	—	45,978
Stock-based compensation expense	—	—	18,249	—	—	18,249

Balance, December 31, 2005	87,092,238	871	559,266	667,958	21,059	1,249,154
Net income	—	—	—	163,759	—	163,759
Foreign currency translation gain	—	—	—	—	26,444	26,444
Unrealized gain from foreign currency hedging activites, net of tax of $519	—	—	—	—	1,478	1,478
Pension adjustment loss, net of tax of $1,181	—	—	—	—	(1,618)	(1,618)

Total comprehensive income						190,063

Stock issued to 401(k) plan	72,576	1	3,564	—	—	3,565
Repurchase and retirement of common stock	(855,032)	(9)	(16,701)	(23,553)	—	(40,263)
Stock issued upon exercise of stock options, including tax benefit of $13,355	1,878,395	19	48,961	—	—	48,980
Stock-based compensation expense	311,144	3	19,461	—	—	19,464

Balance, December 30, 2006	88,499,321	885	614,551	808,164	47,363	1,470,963

Net income	—	—	—	215,173	—	215,173
Foreign currency translation gain	—	—	—	—	48,039	48,039
Unrealized gain from foreign currency hedging activites, net of tax of $603	—	—	—	—	1,071	1,071
Pension adjustment gain, net of tax of $2,493	—	—	—	—	3,795	3,795

Total comprehensive income						268,078

Stock issued to 401(k) plan	70,525	1	4,103	—	—	4,104
Cumulative adjustment for FIN 48	—	—	—	(280)	—	(280)
Repurchase and retirement of common stock	(639,100)	(6)	(12,681)	(18,002)	—	(30,689)
Stock issued upon exercise of stock options, including tax benefit of $9,977	1,487,238	14	45,422	—	—	45,436
Stock-based compensation expense	185,676	2	22,368	—	—	22,370

Balance, December 29, 2007	89,603,660	$896	$673,763	$1,005,055	$100,268	$1,779,982

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$215,173	$163,759	$139,759
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (gain) on sale of discontinued operation, net of tax	(673)	19,363	—
Depreciation and amortization	73,936	64,930	60,345
Impairment from write-down of long-lived assets of discontinued operations	32,667	—	11,928
Stock-based compensation expense	22,553	19,464	18,249
Provision for losses on trade and other accounts receivable	1,384	2,872	6,524
Provision for (benefit from) deferred income taxes	(7,404)	1,297	(3,869)
Stock issued to 401(k) plan	4,104	3,565	3,223
Undistributed (earnings) losses of affiliates	73	(835)	(827)
Minority interest in net income of subsidiaries	17,442	8,090	5,963
Other	(6,512)	(2,066)	(224)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21,964)	(9,705)	(14,002)
Inventories	(15,946)	(41,958)	6,484
Other current assets	(58,194)	18,424	19,782
Accounts payable and accrued expenses	13,572	(11,883)	1,441

Net cash provided by operating activities	270,211	235,317	254,776

Cash flows from investing activities:
Purchases of fixed assets	(56,821)	(67,000)	(50,829)
Payments for equity investment and business acquisitions, net of cash acquired	(206,182)	(199,880)	(68,213)
Cash received from business divestitures	15,827	36,527	—
Purchases of available-for-sale securities	(115,066)	(222,036)	(161,445)
Proceeds from sales of available-for-sale securities	163,065	294,767	37,434
Proceeds from maturities of available-for-sale securities	—	3,280	—
Proceeds from settlement of note receivable	—	—	14,395
Net proceeds from (payments for) foreign exchange forward contract settlements	(32,241)	(22,528)	30,818
Other	(10,629)	(3,491)	(8,841)

Net cash used in investing activities	(242,047)	(180,361)	(206,681)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	1,212	184	(3,525)
Proceeds from issuance of long-term debt	483	1,201	—
Principal payments for long-term debt	(47,903)	(34,537)	(8,483)
Payments for debt issuance costs	—	—	(650)
Proceeds from issuance of stock upon exercise of stock options	35,459	35,622	29,500
Payments for repurchases of common stock	(30,689)	(40,263)	(52,276)
Excess tax benefits related to stock-based compensation	12,668	14,850	10,365
Other	(2,350)	1,669	(3,432)

Net cash used in financing activities	(31,120)	(21,274)	(28,501)

Net change in cash and cash equivalents	(2,956)	33,682	19,594
Effect of exchange rate changes on cash and cash equivalents	1,899	4,282	4,468
Cash and cash equivalents, beginning of year	248,647	210,683	186,621

Cash and cash equivalents, end of year	$247,590	$248,647	$210,683

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies
Nature of Operations
     We distribute healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets, with operations in the United States, Australia, Austria, Belgium, Canada, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom. We also have affiliates in Iceland, Israel and the United Arab Emirates.
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
Fiscal Year
     We report our operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The years ended December 29, 2007 and December 30, 2006 consisted of 52 weeks and the year ended December 31, 2005 consisted of 53 weeks.
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
Cash and Cash Equivalents
     We consider all highly-liquid debt instruments and other short-term investments with an original maturity of three months or less to be cash equivalents. Outstanding checks in excess of funds on deposit of $44.6 million and $48.4 million, primarily related to payments for inventory, were classified as accounts payable as of December 29, 2007 and December 30, 2006.
Available-for-sale Securities
     At December 29, 2007, our available-for-sale securities consist of an investment in stock of a single company. At December 30, 2006, our available-for-sale securities consist of highly liquid tax-efficient securities, including primarily auction-rate securities and variable-rate demand notes which had a high degree of liquidity and were reflected at fair value.
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
Inventories and Reserves
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
Direct Shipping and Handling Costs
     Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses. These costs from continuing operations were $48.7 million, $43.0 million and $38.0 million for 2007, 2006 and 2005.
Advertising and Promotional Costs
     We generally expense advertising and promotional costs as incurred. Total advertising and promotional expenses from continuing operations were $19.6 million, $18.9 million and $20.0 million for 2007, 2006 and 2005. Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year. As of December 29, 2007 and December 30, 2006, we had $4.8 million and $4.3 million of deferred direct marketing expenses included in other current assets.
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
Income Taxes
     We account for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in our financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in tax laws or rates. The effect on deferred income tax assets and liabilities of a change in tax rates will be recognized as income or expense in the period that includes the enactment date. We file a consolidated U.S. federal income tax return with our 80% or greater owned U.S. subsidiaries.
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
     For fair value hedges, the effective portion of the changes in the fair value of the derivative, along with the transaction gain or loss on the hedged item, is recorded in earnings. For net investment hedges, the effective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item, is recorded as a component of other comprehensive income as a foreign currency translation adjustment. For cash flow hedges, the effective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item, is recorded as a component of accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into earnings in the period(s) during which the hedged transaction affects earnings.
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
Goodwill and Other Indefinite-Lived Intangible Assets
     Goodwill and other indefinite-lived intangible assets are not amortized, but are subject to annual impairment analyses. Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We regard our reporting units to be our operating segments (dental, medical (including animal health), international and technology). Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
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
     As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Total distribution network costs from continuing operations were $48.8 million, $44.2 million and $42.3 million for 2007, 2006 and 2005.
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
Comprehensive Income
     Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains on hedging activity and pension adjustments.
     The following table summarizes the components of accumulated other comprehensive income, net of tax:

	December 29,	December 30,
	2007	2006
Foreign currency translation adjustment	$98,743	$50,704
Unrealized gain from foreign currency hedging activities	1,134	63
Pension adjustment gain (loss)	391	(3,404)

Accumulated other comprehensive income	$100,268	$47,363

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
Accounting Changes
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognitions and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The adoption of FIN 48, effective December 31, 2006, resulted in a decrease to stockholders’ equity of approximately $0.3 million.
     In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of FASB Statements No. 87, 88, 106 and 132(R).” FAS 158 requires an employer to recognize the over- or under-funded status of a defined benefit plan as an asset or liability in the statement of financial position and to recognize changes in that funded status, net of tax through comprehensive income, in the year in which the changes occur. FAS 158 also requires an employer to measure the funded status of a defined benefit plan as of the date of its year end statement of financial position. The provisions of FAS 158 became effective for our year ended December 30, 2006, with the exception of the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our fiscal year ending December 27, 2008. During December 2006, we implemented the requirement to recognize the funded status of our defined benefit plans. Recognizing the funded status of our defined benefit plans did not have a material impact on our statement of financial position.
New Accounting Pronouncements Not Yet Adopted
     In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. We are currently evaluating the impact of FAS 157 on our consolidated financial statements.
     In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), including an amendment to FASB No. 115. FAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. We are currently evaluating the impact of FAS 159 on our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 1 — Significant Accounting Policies — (Continued)
     In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations,” and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 141 (revised 2007) will have on our accounting for past and future acquisitions and our consolidated financial statements.
     Statement No. 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 160 will have on our consolidated financial statements.
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
     For the years ended December 29, 2007 and December 30, 2006, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.
     For the year ended December 31, 2005, diluted earnings per share does not include the effect of common shares issuable upon conversion of our convertible debt, as the debt was not convertible at a premium during these periods.
     A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Basic	88,558,553	87,951,556	87,006,339
Effect of assumed exercise of stock options	1,266,666	1,402,656	1,482,376
Effect of assumed vesting of restricted stock	474,132	279,123	—
Effect of assumed conversion of convertible debt	864,131	186,187	—

Diluted	91,163,482	89,819,522	88,488,715

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 2 — Earnings Per Share — (Continued)
     Weighted-average options to purchase 3,495 and 17,420 shares of common stock at prices ranging from $48.30 to $51.10 and $41.46 to $43.19 per share that were outstanding during 2006 and 2005 were excluded from each respective year’s computation of diluted earnings per share. In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive. During 2007, the average market price of our common stock exceeded the exercise price of our options outstanding, resulting in no options being anti-dilutive during 2007.
Note 3 — Property and Equipment, Net
     Property and equipment consisted of the following:

	December 29, 2007	December 30, 2006
Land	$11,908	$10,393
Buildings and permanent improvements	79,709	57,889
Leasehold improvements	54,043	50,153
Machinery and warehouse equipment	66,986	65,985
Furniture, fixtures and other	58,154	52,820
Computer equipment and software	200,174	175,063

	470,974	412,303
Less accumulated depreciation and amortization	(223,303)	(187,265)

Property and equipment, net	$247,671	$225,038

     The net carrying value of equipment held under capital leases amounted to approximately $7.7 million and $14.6 million as of December 29, 2007 and December 30, 2006. Property and equipment related depreciation expense, from continuing operations, for 2007, 2006 and 2005 was $46.3 million, $43.1 million and $41.6 million.
Note 4 — Goodwill and Other Intangibles, Net
     The changes in the carrying amount of goodwill for the year ended December 29, 2007 were as follows:

	Healthcare
	Distribution	Technology	Total
Balance as of December 30, 2006	$753,122	$20,679	$773,801
Adjustments to goodwill:
Acquisitions	67,542	54,598	122,140
Discontinued operations impairment	(30,134)	—	(30,134)
Foreign currency translation	46,266	5,121	51,387

Balance as of December 29, 2007	$836,796	$80,398	$917,194

     The acquisition costs incurred during 2007 related to acquisitions and contingent earnout payments relating to acquisitions made in prior years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 4 — Goodwill and Other Intangibles, Net — (Continued)
     Other intangible assets consisted of the following:

	December 29, 2007			December 30, 2006
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$24,619	$(4,864)	$19,755	$22,025	$(3,726)	$18,299
Trademarks and trade names	44,112	(6,492)	37,620	34,889	(3,266)	31,623
Customer relationships and lists	153,531	(40,148)	113,383	110,942	(23,358)	87,584
Other	28,334	(6,672)	21,662	28,100	(4,064)	24,036

Total	$250,596	$(58,176)	$192,420	$195,956	$(34,414)	$161,542

     Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses in exchange for placing restrictions on their ability to pose a competitive risk to us. Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us. The weighted-average non-compete period for agreements currently being amortized was approximately five years as of December 29, 2007.
     Trademarks, trade names, customer lists and customer relationships were established through business acquisitions. Certain trademarks and trade names, totaling $27.4 million and $25.4 million as of December 29, 2007 and December 30, 2006, are deemed indefinite-lived intangible assets and are not amortized. The remainder are deemed definite-lived and are amortized on a straight-line basis over a weighted-average period of approximately four years as of December 29, 2007. Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10 years as of December 29, 2007.
     Amortization expense, from continuing operations, related to definite-lived intangible assets for 2007, 2006 and 2005 was $23.8 million, $18.0 million and $14.2 million. The annual amortization expense expected for the years 2008 through 2012 is $27.3 million, $24.2 million, $20.6 million, $19.2 million and $17.9 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 5 — Investments and Other
     Investments and other consisted of the following:

	December 29,	December 30,
	2007	2006
Notes receivable (1)	$30,880	$29,796
Distribution rights, net of amortization	7,596	9,381
Investment in unconsolidated affiliates	41,055	7,612
Debt issuance costs, net of amortization	3,118	4,357
Non-current deferred foreign, state and local income taxes	10,813	9,898
Other	14,438	14,873

Total	$107,900	$75,917

(1)	Long-term notes receivable carry interest rates ranging from 4.7% to 12.0% and are due in varying installments through 2020. Of the total, approximately $4.7 million in 2007 and $4.4 million in 2006 relate to the prior sale of certain businesses. In 2006, $9.1 million of this balance was owed to us by an affiliated company.
     Amortization, from continuing operations, of long-term assets for 2007, 2006 and 2005 was $3.5 million, $2.7 million and $1.7 million.
Note 6 — Business Acquisitions, Divestitures and Other Transactions
Acquisitions
     Effective September 29, 2007, we acquired Software of Excellence International Ltd., (NZX: SOE), a provider of clinical and practice management solutions for dental professionals, for NZ$2.90 per share. The total purchase price, including fees, was approximately $62.2 million. SOE has annual revenues of approximately $20.0 million. We recorded approximately $56.5 million of goodwill related to this acquisition.
     On August 29, 2007, we acquired W&J Dunlop, Ltd., a leading supplier of animal health products and services to veterinary clinics in the United Kingdom, with annual revenues of approximately $297.0 million, for a purchase price, including fees, of approximately $68.4 million. We recorded approximately $33.1 million of goodwill related to this acquisition.
     On July 2, 2007, we completed the acquisition of the 50% of Becker-Parkin Dental Supply Co. (“Becker-Parkin”), with annual revenues of approximately $69.5 million, that we did not own for a purchase price of approximately $22 million, less Becker-Parkin debt and subject to an earnout and certain other adjustments. We then integrated the full service and special markets portions of this business into our existing dental operations. We recorded a pretax gain of approximately $2.4 million relating to the dispositions of certain non-core businesses of Becker-Parkin. These dispositions included the contribution of certain non-core businesses of Becker-Parkin into an unconsolidated entity. We will continue to account for this investment using the equity method.
     In addition to the foregoing acquisitions, we completed other acquisitions during the year ended December 29, 2007. The operating results of these other acquisitions are also reflected in our financial statements from their respective acquisition dates. These other acquisitions were immaterial to our financial statements individually and in the aggregate.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 6 — Business Acquisitions, Divestitures and Other Transactions — (Continued)
     On June 30, 2006, we acquired from Darby Group Companies, Inc. (the “Darby Group”) certain assets and assumed certain liabilities of a privately held full-service distributor of dental merchandise and equipment. During the third quarter of 2006, we acquired from the Darby Group certain assets and assumed certain liabilities of a privately held full-line distributor serving the dental lab community nationwide and a privately held provider of medical supplies and pharmaceutical products, including generic drugs, branded drugs and vaccines to small medical practices nationwide. This group of acquisitions (the “Darby Acquisitions”) had combined annual revenues of approximately $219.0 million. We recorded $14.1 million of goodwill related to the Darby Acquisitions.
     On March 31, 2006, we completed the acquisition of NLS Animal Health (“NLS”), a privately held, full-service animal health distribution business, with annual revenues of approximately $110.0 million. We recorded $50.6 million of goodwill related to this acquisition.
     In addition to the foregoing acquisitions, we completed other acquisitions during the year ended December 30, 2006. The operating results of these other acquisitions are also reflected in our financial statements from their respective acquisition dates. These other acquisitions were immaterial to our financial statements individually and in the aggregate.
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
Divestitures
     During 2007, we sold substantially all of the assets of our oncology pharmaceutical and specialty pharmacy businesses, previously reported as part of our healthcare distribution reportable segment. The aggregate sales price was $14.3 million, which was received in 2007. As a result of this sale, included in the operating results from discontinued operations for 2007 is a $1.1 million ($0.7 million after-tax) net gain on the sale of the businesses. Also, because the decision to divest this business was reached in 2007,

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 6 — Business Acquisitions, Divestitures and Other Transactions — (Continued)
we recorded an impairment charge to our long-lived assets of approximately $20.6 million, net of tax, or $(0.23) per diluted share in 2007.
     Net sales generated by our oncology pharmaceutical and specialty pharmacy businesses were $81.1 million, $104.9 million and $109.9 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively.
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
     Net sales generated by our Hospital Supply Business were $37.9 million for the three months ended April 1, 2006 and $152.8 million for the year ended December 31, 2005.
Loan and Investment Agreement
     As of December 29, 2007, we loaned D4D Technologies, LLC (“D4D”) $13.1 million and, if certain operational milestones are achieved, up to an additional $16.4 million of loans will be made in increments by May 2010. We have previously agreed to certain amendments to the operating milestones and we have advanced certain amounts to fund D4D’s operating needs without regard to the milestones. The loans, a portion of which can be converted to equity investments, are repayable on various dates through July 2013. We expect to account for any such equity investments under the equity method prospectively from the date of our first equity investment.
Note 7 — Debt
Bank Credit Lines
     We have a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility expires in May 2010. The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership. As of December 29, 2007, there were $11.1 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.
     As of December 29, 2007, we had various short-term bank credit lines available, of which approximately $9.0 million was outstanding. As of December 29, 2007, such credit lines had a weighted average interest rate of 5.6%. Our bank credit lines were uncollateralized at December 29, 2007.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 7 — Debt — (Continued)
Long-term debt
     Long-term debt consisted of the following:

	December 29, 2007	December 30, 2006
Senior Notes	$188,840	$203,339
Convertible Debt	240,000	240,000
Notes payable to banks, at an interest rate of 3.9%	1,280	11,972
Various uncollateralized loans payable with interest, in varying installments through 2014	9,505	27,247
Capital lease obligations (see Note 13)	7,968	14,284

Total	447,593	496,842
Less current maturities	(24,319)	(41,036)

Total long-term debt	$423,274	$455,806

     In prior years, we completed private placement transactions under which we issued $130.0 million and $100.0 million in senior notes. The $130.0 million notes mature on June 30, 2009 and bear interest at a fixed rate of 6.9% per annum. Principal payments on the $100.0 million notes of $20.0 million annually commenced September 25, 2006 and the notes bear interest at a fixed rate of 6.7% per annum. Interest on both notes is payable semi-annually.
     In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of December 29, 2007, there is $190.0 million of principal remaining with a weighted-average interest rate of 8.38%. For the year ended December 29, 2007, the weighted-average variable interest rate was 8.42%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes. The interest rate swap agreements are marked-to-market at each balance sheet date, with an offsetting adjustment to the senior notes.
     The agreement governing our senior notes provides, among other things, that we will maintain on a consolidated basis, certain leverage and priority debt ratios and a minimum net worth. The agreement also contains restrictions relating to transactions with affiliates, annual dividends, mergers and acquisitions and liens. The agreements limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock.) As of December 29, 2007, the amount of retained earnings free of restrictions was $644.5 million.

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
     As of December 29, 2007, the aggregate amounts of long-term debt, including capital leases, maturing in each of the next five years and thereafter are as follows: 2008 — $24.3 million; 2009 - $151.6 million; 2010 — $21.2 million; 2011 — $0.7 million; 2012 — $0.3 million; 2013 and thereafter — $249.5 million.
Note 8 — Income Taxes
     Income taxes are based on income from continuing operations before taxes, minority interest, and equity in earnings (losses) of affiliates, which were as follows:

	Years ended
	December 29, 2007	December 30, 2006(1)	December 31, 2005(1)
Domestic	$297,585	$247,527	$215,798
Foreign	84,658	47,404	30,242

Total	$382,243	$294,931	$246,040

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 8 — Income Taxes — (Continued)
     The provisions for income taxes from continuing operations were as follows:

	Years ended
	December 29, 2007	December 30, 2006 (1)	December 31, 2005 (1)
Current income tax expense:
U.S. Federal	$90,651	$82,655	$68,216
State and local	23,719	14,936	13,311
Foreign	22,478	13,327	7,741

Total current	136,848	110,918	89,268

Deferred income tax expense (benefit):
U.S. Federal	(5,540)	(5,645)	(3,730)
State and local	(791)	(967)	(640)
Foreign	(755)	626	5,291

Total deferred	(7,086)	(5,986)	921

Total provision	$129,762	$104,932	$90,189

(1)	Adjusted to reflect the effects of discontinued operations.
     The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years ended
	December 29, 2007	December 30, 2006
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable valuation allowances	$10,860	$10,508
Uniform capitalization adjustments to inventories	7,584	6,018
Other current assets	5,417	11,310

Current deferred income tax asset (2)	23,861	27,836

Non-current deferred income tax asset (liability):
Property and equipment	(11,752)	(11,878)
Stock-based compensation	22,776	20,831
Other non-current liabilities	(97,196)	(78,158)
Net operating losses of domestic subsidiaries	7,938	8,016
Net operating losses of foreign subsidiaries	76,272	86,537

Total non-current deferred tax asset (liability)	(1,962)	25,348
Valuation allowance for non-current deferred tax assets (1)	(67,485)	(77,784)

Net non-current deferred tax liability (2)	(69,447)	(52,436)

Net deferred income tax liability	$(45,586)	$(24,600)

(1)	Primarily relates to operating losses of acquired foreign subsidiaries, the benefits of which are uncertain. Until 2009, any future reductions of such valuation allowances will be reflected as reductions of goodwill. Thereafter, any future reductions of such valuation allowances will be reflected as income tax expense in accordance with the provisions of FAS 141 (revised 2007).

(2)	Certain deferred income tax amounts do not have a right of offset and are therefore reflected on a gross basis in current assets and other non-current liabilities on the balance sheet.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 8 — Income Taxes — (Continued)
     The deferred income tax asset is realizable as we have sufficient taxable income in prior years and anticipate sufficient taxable income in future years to realize the tax benefit for deductible temporary differences.
     As of December 29, 2007, we have domestic unconsolidated net operating loss carryforwards of $22.7 million. Of such losses, $16.2 million can be utilized against future federal income through 2026, and $6.5 million can be utilized against future federal income through 2027. Foreign net operating loss carryforwards totaled $257.3 million as of December 29, 2007. Of such losses, $0.9 million can be utilized against future foreign income through 2012, $0.8 million can be utilized against future foreign income through 2013, $2.6 million can be utilized against future foreign income through 2014, and $253.0 million has an indefinite life.
     The tax provisions from continuing operations differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 29, 2007	December 30, 2006 (1)	December 31, 2005 (1)
Income tax provision at federal statutory rate	$133,785	$103,226	$86,061
State income tax provision, net of federal income tax effect	14,903	9,080	8,225
Foreign income tax provision (benefit)	(6,503)	(3,862)	274
Valuation allowance	(551)	2,566	3,438
Interest expense	(8,855)	(7,627)	(7,623)
Other	(3,017)	1,549	(186)

Total income tax provision	$129,762	$104,932	$90,189

(1)	Adjusted to reflect the effects of discontinued operations.
     For the year ended December 29, 2007, our effective tax rate from continuing operations was 34.0% compared to 35.6% for the prior year period. The difference was impacted by additional tax planning, settlements of tax audits, revaluation of deferred income taxes, a non-recurring tax charge resulting from a European restructuring, and higher income from lower taxing countries. The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.
     As a result of tax legislation enacted in Germany, the United Kingdom and Italy for 2007, deferred income taxes were revalued resulting in a $5.6 million reduction in deferred income tax accounts and a corresponding reduction of income tax expense. Additionally, in response to the legislation enacted in Germany, a restructuring was implemented in 2007 resulting in a non-recurring income tax charge of $3.5 million.
     Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings. As of December 29, 2007, the cumulative amount of reinvested foreign subsidiary earnings was approximately $85.7 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 8 — Income Taxes — (Continued)
     In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The adoption of FIN 48, effective December 31, 2006, resulted in a decrease to stockholders’ equity of approximately $0.3 million.
     The total amount of unrecognized tax benefits as of the date of adoption was approximately $12.7 million, all of which would affect the effective tax rate if recognized. The total amount of unrecognized tax benefits as of December 29, 2007 was approximately $12.5 million, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.
     The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $2.0 million and $0, respectively, as of the date of adoption. The total amounts of interest and penalties were approximately $2.2 million and $0, respectively, as of December 29, 2007. It is expected that the amount of interest will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.
     The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.
     The following table provides a reconciliation of unrecognized tax benefits:

December 29, 2007
Balance at December 31, 2006	$10,700
Additions based on current year tax positions	1,400
Additions based on prior year tax positions	3,300
Reductions resulting from settlements with taxing authorities	(5,100)

Balance at December 29, 2007	$10,300

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
Long-term debt — The fair value of our long-term debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt. The fair value of our long-term debt as of December 29, 2007 and December 30, 2006 was estimated at $456.6 million and $499.4 million.
Derivative instruments — The fair values of foreign currency forward contracts and interest rate swap agreements are estimated by obtaining quotes from brokers. Such instruments are carried at fair value on the consolidated balance sheet. The fair value liability of our foreign currency forward contracts as of December 29, 2007 and December 30, 2006 was estimated at $3.7 million and $8.7 million, which approximated the amounts paid for the contracts. The fair value (liability) of our interest rate swap agreements was estimated at $(1.2) million and $(6.7) million, representing the estimated amounts we would have paid to terminate the agreements as of December 29, 2007 and December 30, 2006. These amounts take into account current interest rates, market expectations for future interest rates and our current credit worthiness.
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
     With respect to our cash equivalents, the majority of our available-for-sale securities, short-term and long-term investments and derivative instruments, our credit risk is limited due to our counter-parties being high-credit quality financial institutions. As a risk management policy, we limit the amount of credit exposure by utilizing numerous different counter-parties.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 9 — Financial Instruments and Concentrations of Credit Risk — (Continued)
     With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas. No single customer accounted for more than 1.2% of our net sales in 2007.
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
Note 10 — Segment and Geographic Data
     We conduct our business through two reportable segments: healthcare distribution and technology. These segments offer different products and services to the same customer base. The healthcare distribution reportable segment aggregates our dental, medical (including animal health) and international operating segments. This segment consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.
     Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 18 countries outside of North America.
     Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada, the United Kingdom, Australia and New Zealand. Our value-added practice solutions include practice-management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)
     The following tables present information about our business segments:

	Years ended
	December 29, 2007	December 30, 2006 (1)	December 31, 2005 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$2,462,373	$2,136,830	$1,896,643
Medical (4)	1,556,043	1,411,249	1,284,214
International (5)	1,769,881	1,401,889	1,256,910

Total healthcare distribution	5,788,297	4,949,968	4,437,767
Technology (6)	131,893	98,223	88,255

Total	$5,920,190	$5,048,191	$4,526,022

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Consists of consumable products, small equipment, laboratory products, large dental equipment, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products and equipment sold in the United States’ medical and animal health markets.

(5)	Consists of products sold in dental, medical and animal health markets, primarily in Europe.

(6)	Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand in 2007 and the United States and Canada in 2006 and 2005.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)

	Years ended
	December 29,	December 30,	December 31,
	2007	2006 (1)	2005 (1)
Operating Income:
Healthcare distribution	$339,328	$266,932	$229,787
Technology	46,931	37,203	32,618

Total	$386,259	$304,135	$262,405

Income from continuing operations before taxes, minority interest and equity in earnings (losses) of affiliates:
Healthcare distribution	$321,873	$247,678	$204,776
Technology	60,370	47,253	41,264

Total	$382,243	$294,931	$246,040

Depreciation and Amortization:
Healthcare distribution	$69,815	$61,035	$57,164
Technology	4,121	3,895	3,181

Total	$73,936	$64,930	$60,345

Income Tax Expense From Continuing Operations:
Healthcare distribution	$106,564	$86,842	$74,243
Technology	23,198	18,090	15,946

Total	$129,762	$104,932	$90,189

Interest Income:
Healthcare distribution	$16,467	$16,275	$7,300
Technology	64	103	2

Total	$16,531	$16,378	$7,302

Interest Expense:
Healthcare distribution	$25,171	$27,489	$25,299
Technology	6	138	2

Total	$25,177	$27,627	$25,301

Purchases of Fixed Assets:
Healthcare distribution	$54,683	$65,411	$50,394
Technology	2,138	1,589	435

Total	$56,821	$67,000	$50,829

(1)	Adjusted to reflect the effects of discontinued operations.

	As of
	December 29,	December 30,	December 31,
	2007	2006	2005
Total Assets:
Healthcare distribution	$3,160,575	$2,807,167	$2,554,171
Technology	153,409	73,979	28,949

Total	$3,313,984	$2,881,146	$2,583,120

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 10 — Segment and Geographic Data — (Continued)
     The following table sets forth our net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	Years Ended
	December 29,	December 30,	December 31,
	2007	2006 (1)	2005 (1)
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory products and small equipment (2)	$2,726,246	$2,339,738	$2,174,078
Large dental equipment (3)	1,076,084	956,307	788,108

Total dental	3,802,330	3,296,045	2,962,186

Medical:
Medical products (4)	1,602,382	1,449,181	1,308,688
Animal health products (5)	383,585	204,742	166,893

Total medical	1,985,967	1,653,923	1,475,581

Total Healthcare distribution	5,788,297	4,949,968	4,437,767

Technology
Software and related products and other value-added products (6)	131,893	98,223	88,255

Total	$5,920,190	$5,048,191	$4,526,022

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(3)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(4)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.

(5)	Includes branded and generic pharmaceuticals, surgical products, small equipment and dental products.

(6)	Includes software and related products and other value-added products, including financial products and continuing education.
     The following table presents information about our operations by geographic area as of and for the three years ended December 29, 2007. Net sales by geographic area are based on the respective locations of our subsidiaries. No country, except for the United States and Germany, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2007		2006		2005
		Long-Lived		Long-Lived		Long-Lived
	Net Sales	Assets	Net Sales (1)	Assets	Net Sales (1)	Assets
United States	$3,908,891	$551,840	$3,431,713	$567,132	$3,079,521	$441,301
Germany	805,235	186,783	642,562	277,261	592,716	249,770
Other	1,206,064	618,662	973,916	315,988	853,785	249,748

Consolidated total	$5,920,190	$1,357,285	$5,048,191	$1,160,381	$4,526,022	$940,819

(1)	Adjusted to reflect the effects of discontinued operations.

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
Common Stock Purchase Rights
     On November 30, 1998, our Board of Directors adopted a Stockholder Rights Plan (the “Rights Plan”), and declared a dividend under the Rights Plan of one common stock purchase right (a “Right”) on each outstanding share of our common stock. Until the occurrence of certain events, each share of common stock that is issued will also have attached to it a Right. The Rights provide, in substance, that should any person or group acquire 15% or more of our outstanding common stock after the date of adoption of the Rights Plan, each Right, other than Rights held by the acquiring person or group, would entitle its holder to purchase a certain number of shares of common stock for 50% of the then-current market value of the common stock. Unless a 15% acquisition has occurred, we may redeem the Rights at any time prior to the termination date of the Rights Plan. This Right to purchase the common stock at a discount will not be triggered by a person’s or group’s acquisition of 15% or more of the common stock pursuant to a tender or exchange offer which is for all outstanding shares at a price and on terms that the Board of Directors determines (prior to acquisition) to be adequate and in the stockholders’ best interests. In addition, the Rights will not be triggered by the positions of existing shareholders.
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
     Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $22.6 million ($14.9 million after-tax), $19.5 million ($12.5 million after-tax) and $18.2 million ($11.6 million after-tax) for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.
     Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. Additionally, prior to adopting FAS 123(R), benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flow on our consolidated statements of cash flows. However, FAS 123(R) requires that such excess tax benefits be presented as a cash inflow from financing activities. In the accompanying consolidated statements of cash flows, we presented $12.7 million, $14.9 million and $10.4 million of such excess tax benefits as a cash inflow from financing activities for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.
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
     Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of December 29, 2007, there were 23,777,270 shares authorized and 5,089,917 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 266,837 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.
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
     With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our earnings per share performance measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors. Though there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock, based on our closing stock price, assuming that performance targets will be achieved. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics.
     Restricted stock units, or RSUs, are unit awards we grant to certain non-U.S. employees that entitle the recipient to shares of common stock upon vesting after four years for time-based awards or three years for performance-based awards. The fair value of RSUs is determined on the date of grant, based on our closing stock price.
     We record deferred income tax assets for awards that result in deductions on our income tax returns based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction. Differences between the deferred income tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred income tax asset) or in earnings (if the deferred income tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).
     Stock-based compensation expense for the years ended December 29, 2007 and December 30, 2006 was generated through stock options, restricted stock and restricted stock unit grants. Certain options granted require us to settle the option in the form of a cash payment. As of December 29, 2007, we have recorded a liability of $183 relating to fair value measurement of these options. For the year ended December 31, 2005, the majority of stock-based compensation expense was generated through stock options. The weighted-average grant date fair value of stock-based awards granted before forfeitures was $21.61, $24.46 and $13.38 per share during the years ended December 29, 2007, December 30, 2006 and December 31, 2005. For the year ended December 29, 2007, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).
     Total unrecognized compensation cost related to non-vested awards as of December 29, 2007 was $40.6 million, which is expected to be recognized over a weighted-average period of approximately two years. There were no significant capitalized stock-based compensation costs as of December 29, 2007.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
     A summary of the stock option activity under the Plans is presented below:

	Years ended
	December 29,		December 30,		December 31,
	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	7,477,321	$30.54	8,882,557	$26.37	9,055,486	$22.13
Granted	930,112	51.26	835,089	47.34	1,716,745	39.58
Exercised	(1,487,238)	23.85	(1,878,395)	18.96	(1,723,095)	17.11
Forfeited	(90,742)	41.92	(361,930)	26.90	(166,579)	27.79

Outstanding at end of year	6,829,453	34.67	7,477,321	30.54	8,882,557	26.37

Options exercisable at end of year	5,138,783	30.80	5,332,874	26.49	6,180,073	21.82

     The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2007	2006	2005
Expected dividend yield	0%	0%	0%
Expected stock price volatility	20%	25%	30%
Risk-free interest rate	4.75%	4.75%	4.00%
Expected life of options (years)	4.5	5	5
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
     The following table represents the intrinsic values of:

	Years ended
	December 29,	December 30,	December 31,
	2007	2006	2005
Stock options exercised	$45,940	$54,068	$41,098

	As of
	December 29, 2007	December 30, 2006	December 31, 2005
Stock options outstanding	$186,956	$137,859	$153,418
Stock options exercisable	160,606	119,945	134,864

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
     The total cash received as a result of stock option exercises for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 was approximately $35.5 million, $35.6 million and $29.5 million. In connection with these exercises, the tax benefits that we realized for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 were $10.0 million, $13.4 million and $16.5 million. We settle employee stock option exercises with newly issued common shares.
     The total intrinsic value of restricted stock (including RSUs) that vested was $172, $148 and $123 during the years ended December 29, 2007, December 30, 2006 and December 31, 2005. The following table summarizes the status of our non-vested restricted shares/units for the year ended December 29, 2007:

	Time-Based Restricted Stock/Units
		Weighted Average
	Shares/Units	Grant Date Fair Value
Outstanding at beginning of period	113,994	$5,042,725
Granted	99,300	5,094,818
Vested	(3,089)	(97,123)
Forfeited	(5,537)	(270,441)

Outstanding at end of period	204,668	$9,769,979

	Performance-Based Restricted Stock/Units
		Weighted Average
	Shares/Units	Grant Date Fair Value
Outstanding at beginning of period	225,543	$10,657,767
Granted	94,231	5,030,182
Forfeited	(5,537)	(270,441)

Outstanding at end of period	314,237	$15,417,508

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
     Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options. Matching contributions to these plans charged to operations during 2007, 2006 and 2005 amounted to $20.1 million, $17.1 million and $13.8 million.
Supplemental Executive Retirement Plan
     We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees. This plan generally covers officers and certain highly-compensated employees after they have reached the

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 12 — Employee Benefit Plans — (Continued)
maximum IRS allowed pre-tax 401(k) contribution limit. Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan. The amounts charged to operations during 2007, 2006 and 2005 amounted to $1.7 million, $1.0 million and $1.4 million.
Note 13 — Commitments and Contingencies
Operating Leases
     We lease facilities and equipment under non-cancelable operating leases expiring through 2020. We expect that in the normal course of business, leases will be renewed or replaced by other leases.
     Future minimum annual rental payments under our non-cancelable operating leases as of December 29, 2007 were:

2008	$52,455
2009	43,233
2010	32,311
2011	24,768
2012	19,910
Thereafter	49,109

Total minimum operating lease payments	$221,786

     Total rental expense from continuing operations for 2007, 2006 and 2005 was $50.9 million, $43.3 million and $41.0 million.
Capital Leases
     We lease certain equipment under capital leases. Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 29, 2007 were:

2008	$3,429
2009	2,087
2010	1,482
2011	700
2012	345
Thereafter	715

Total minimum capital lease payments	8,758
Less: Amount representing interest at 3.20% to 18.99%	(790)

Total present value of minimum capital lease payments	$7,968

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 13 — Commitments and Contingencies — (Continued)
Capital Expenditures
     As of December 29, 2007, we have no commitments for capital expenditures.
Purchase Commitments
     In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution. Future minimum annual payments for inventory purchase commitments as of December 29, 2007 were:

2008	$198,329
2009	155,548
2010	147,928
2011	137,846
2012	137,457
Thereafter	424,536

Total minimum inventory purchase commitment payments	$1,201,644

     We have obligations to purchase influenza vaccine from GlaxoSmithKline Biologicals, or GSK, and Novartis AG through 2014, which, with respect to GSK, require us to pay an amount per dose based on the prevailing market price or a formula price in each respective year. The amounts included in the above table related to these purchase commitments were determined using current market conditions. Actual amounts may differ.
Litigation
     Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical, medical devices and other healthcare products. As a business practice, we generally obtain product liability indemnification from our suppliers.
     We have various insurance policies, including product liability insurance, covering risks in amounts that we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters are covered by insurance or will not otherwise have a material adverse effect on our financial condition or results of operations.
     As of December 29, 2007, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 13 — Commitments and Contingencies — (Continued)
Employment, Consulting and Non-Compete Agreements
     We have definite-lived employment, consulting and non-compete agreements expiring through 2012 that have varying base aggregate annual payments of approximately $5.5 million in 2008, which decrease periodically to approximately $88 in 2012. We also have lifetime consulting agreements that provide for current compensation of $433 per year, increasing $25 every fifth year with the next increase in 2012. In addition, some agreements have provisions for incentive and additional compensation.
Note 14 — Supplemental Cash Flow Information
     Cash paid for interest and income taxes was:

	Years ended
	December 29, 2007	December 30, 2006	December 31, 2005
Interest	$26,891	$28,529	$23,126
Income taxes	100,476	84,931	56,346
     There was approximately $2.0 million of debt assumed as a part of the $206.2 million of cash payments for acquisitions for the year ended December 29, 2007. During the years ended December 29, 2007, December 30, 2006 and December 31, 2005, we had $1.8 million, $2.0 million and $1.9 million of non-cash net unrealized gains related to foreign currency hedging activities.
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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
(In thousands, except share and per share data)
Note 15 — Quarterly Information (Unaudited)
     The following presents certain quarterly financial data:

	Quarters ended
	March 31,	June 30,	September 29,	December 29,
	2007 (1)	2007 (2) (3)	2007 (2)	2007 (3) (4)

Net sales	$1,310,128	$1,387,017	$1,505,575	$1,717,470
Gross profit	391,046	413,777	429,330	484,131
Operating income	73,721	90,852	96,700	124,986
Income from continuing operations	43,414	54,439	60,668	76,445
Net income	43,494	33,837	59,573	78,269
Earnings from continuing operations per share:
Basic	$0.49	$0.62	$0.68	$0.86
Diluted	0.48	0.60	0.66	0.83

	Quarters ended
	April 1,	July 1,	September 30,	December 30,
	2006 (1)(4)	2006 (1)	2006 (1)	2006 (1)

Net sales	$1,133,585	$1,192,989	$1,246,553	$1,475,064
Gross profit	335,521	357,245	359,058	420,133
Operating income	60,637	76,358	62,601	104,539
Income from continuing operations	35,459	45,001	39,246	63,038
Net income	16,259	45,218	39,285	62,997
Earnings from continuing operations per share:
Basic	$0.41	$0.51	$0.44	$0.71
Diluted	0.40	0.50	0.44	0.70

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	On August 13, 2007, we sold substantially all of the assets of our oncology pharmaceutical business, previously reported as part of our healthcare distribution reportable segment. The aggregate sales price was $5.9 million, which was received during the third and fourth quarters of 2007. As a result of this sale, included in the operating results from discontinued operations for 2007 is a $1.5 million ($0.9 million after-tax) loss on the sale. In the second quarter of 2007, we recorded an impairment charge to our long-lived assets of approximately $9.7 million, net of tax, or $(0.11) per diluted share in 2007.

(3)	On December 1, 2007, we sold substantially all of the assets of our specialty pharmacy business, previously reported as part of our healthcare distribution reportable segment. The aggregate sales price was $8.4 million, which was received during the fourth quarter of 2007. As a result of this sale, included in the operating results from discontinued operations for 2007 is a $2.6 million ($1.6 million after-tax) gain on the sale. In the second quarter of 2007, we recorded an impairment charge to our long-lived assets of approximately $10.9 million, net of tax, or $(0.12) per diluted share in 2007.

(4)	On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business for $36.5 million, which was previously reported as part of our healthcare distribution segment. As a result of this sale, included in the operating results from discontinued operations for the fourth quarter of 2007 is a $0.3 million ($0.2 million after-tax) expense relating to contract contingencies. Included in operating results from discontinued operations for 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs.

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
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 29, 2007 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
     During the quarter ended December 29, 2007 we completed a J.D. Edwards Enterprise Resource Planning, or ERP, system implementation for our Canadian dental business as well as an SAP warehouse management system in Germany. These changes were related to controls surrounding annual net sales of approximately $538.0 million, and when considered in aggregate with the initiatives described below related to acquisitions, acquisition integrations and systems implementations, represent a material change in our internal control over financial reporting.
     Acquisitions, including W&J Dunlop, Ltd. and Software of Excellence International Ltd., with approximate aggregate annual revenues of $339.0 million, each utilizing separate information and financial accounting systems, have been included in our consolidated financial statements. In addition, acquisitions, including Becker-Parkin Dental Supply Co., with approximate aggregate annual revenues of $94.0 million, have been integrated into our existing ERP systems in the United States and Europe, and are covered by our existing system of internal control over financial reporting. Finally, there have been ongoing implementations of new systems and system enhancements which were undertaken during the year to improve business process control and management reporting as well as strengthen internal control over external financial reporting. These changes were related to controls surrounding annual net sales of approximately $1.0 billion and expenses totaling approximately $100.0 million.
     All new and existing system implementations and enhancements as well as acquisitions and acquisition integrations have involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 29, 2007.
     The effectiveness of our internal control over financial reporting as of December 29, 2007 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, and their attestation is included herein.
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

Report of Independent Registered Public Accounting Firm
Board of Directors
Henry Schein, Inc.
Melville, New York
     We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.
/s/ BDO Seidman, LLP
New York, New York
February 25, 2008

ITEM 9B. Other Information.
     None.
PART III
ITEM 10. Directors, Executive Officers and Corporate Governance
     Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors”, with respect to directors, and the first paragraph of the Section entitled “Corporate Governance — Board of Directors Meetings and Committees — Audit Committee”, with respect to corporate governance, in each case in our definitive 2008 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.
     There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2007 Proxy Statement filed pursuant to Regulation 14A on April 10, 2007.
     Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2008 Proxy Statement.
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
ITEM 11. Executive Compensation
     The information required by this item is hereby incorporated by reference to the Section entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2008 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     We maintain several stock incentive plans for the benefit of certain officers, directors and employees. Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors. Descriptions of these plans appear in the notes to our consolidated financial statements. The following table summarizes information relating to these plans as of December 29, 2007:

	Number of Common
	Shares to be Issued Upon	Weighted-Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
	Options and Rights	Outstanding Options	Future Issuances

Plans Approved by Stockholders	6,779,453	$34.78	5,435,761
Plans Not Approved by Stockholders	50,000	20.41	—

Total	6,829,453	$34.67	5,435,761

     The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2008 Proxy Statement to be filed pursuant to Regulation 14A.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance — Board of Directors Meetings and Committees — Independent Directors” in our definitive 2008 Proxy Statement to be filed pursuant to Regulation 14A.
ITEM 14. Principal Accountant Fees and Services
     The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2008 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV
ITEM 15. Exhibits and Financial Statement Schedules
1.	Financial Statements: Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 47.

2.	Financial Statement Schedules: Schedule II No other schedules are required.

3.	Exhibits: The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc.
By:	/s/ STANLEY M. BERGMAN
Stanley M. Bergman
Chairman and Chief Executive Officer February 26, 2008

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 26, 2008

Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 26, 2008

Steven Paladino	Officer and Director (principal financial and accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 26, 2008

James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 26, 2008

Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 26, 2008

Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 26, 2008

Barry J. Alperin

/s/ PAUL BRONS	Director	February 26, 2008

Paul Brons

/s/ MARGARET A. HAMBURG, MD	Director	February 26, 2008

Margaret A. Hamburg, MD

/s/ DONALD J. KABAT	Director	February 26, 2008

Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 26, 2008

Philip A. Laskawy

/s/ NORMAN S. MATTHEWS	Director	February 26, 2008

Norman S. Matthews

/s/ MARVIN H. SCHEIN	Director	February 26, 2008

Marvin H. Schein

/s/ LOUIS W. SULLIVAN, MD	Director	February 26, 2008

Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York
     The audits referred to in our report dated February 25, 2008 relating to the consolidated financial statements of Henry Schein, Inc. which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.
     In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ BDO SEIDMAN, LLP
New York, New York
February 25, 2008

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to			Balance at
	beginning of	statement of	other			end of
Description	period	income	accounts (1)	Deductions		period

Year ended December 29, 2007:
Allowance for doubtful accounts, sales returns and other	$40,536	$1,384	$2,600	$(3,205)		$41,315

Year ended December 30, 2006:
Allowance for doubtful accounts, sales returns and other	52,308	2,872	3,157	(17,801	) (2)	40,536

Year ended December 31, 2005:
Allowance for doubtful accounts, sales returns and other	44,852	6,524	1,683	(751)		52,308

(1)	Relates to allowances arising from business acquisitions.

(2)	Relates primarily to divestiture of our Hospital Supply Business and write-off of fully reserved accounts receivable.

Exhibits

3.1	Amended and Restated Certificate of Incorporation.

3.2	Amendment dated November 13, 1997 to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006).

3.3	Amendment dated June 19, 1998 to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3, Reg. No. 333-59793).

3.4	Amendment dated May 25, 2005 to Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005).

3.5	Amended and Restated By-Laws (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, Reg. No. 33-96528).

3.6	Amendments to Amended and Restated By-Laws adopted May 22, 1997 (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Reg. No. 33-36081).

4.1	Rights Agreement dated as of November 30, 1998, between us and Continental Stock Transfer and Trust Co. (Incorporated by reference to Exhibit 4.1 to our Registration Statement on Form 8-A, filed December 21, 1998).

4.2	Indenture by and between us and The Bank of New York, as trustee, dated as of August 9, 2004, including form of Note (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004).

4.3	Registration Rights Agreement dated as of August 9, 2004 among us, Lehman Brothers, Inc. and J.P. Morgan Securities Inc. as Initial Purchasers (Incorporated by reference to Exhibit 4.3 to our Quarterly Report of Form 10-Q for the fiscal quarter ended September 25, 2004).

10.1	Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 10, 2007).**

10.2	Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective March 1, 2005 (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2005).**

10.3	Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004).**

10.4	2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference from our definitive 2001 Proxy Statement on Schedule 14A, filed on April 30, 2001).**

Exhibits

10.5	Amendment No. 1 to 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of May 24, 2005. (Incorporated by reference from our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005).**

10.6	Henry Schein, Inc. 2001 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.7	Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004).**

10.8	Henry Schein Management Team Performance Incentive Plan and Plan Summary. **+

10.9	Consulting Agreement dated September 30, 1994 between us and Marvin H. Schein (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1, Reg. No. 33-96528).**

10.10	Employment Agreement dated as of January 1, 2003 between us and Stanley M. Bergman (Incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.11	Amendment dated December 16, 2005 to Employment Agreement between us and Stanley M. Bergman (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on December 19, 2005).**

10.12	Letter Agreement dated October 10, 2003 between us and Stanley Komaroff (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2003).**

10.13	Amendment dated January 11, 2006 to Letter Agreement dated October 10, 2003 between us and Stanley Komaroff.**+

10.14	Amendment dated March 9, 2006 to Letter Agreement dated October 10, 2003, as amended, between us and Stanley Komaroff.**+

10.15	Form of Amended and Restated Change in Control Agreements dated January 1, 2003 between us and Gerald Benjamin, James Breslawski, Leonard David, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.16	Lease Agreement dated December 23, 1997, between First Industrial Pennsylvania, L.P. and us (Incorporated by reference to Exhibit 10.103 to our Annual Report on Form 10-K for the fiscal year ended December 26, 1998).

10.17	Form of Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of our 6.7% senior notes due July 15, 2010 (Incorporated by reference to Exhibit 10.111 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 1998).

Exhibits

10.18	Form of the Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of our 6.9% senior notes due June 30, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).

10.19	Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.31 to our Annual Report on form 10-K for the year ended December 25, 2004).

10.20	Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, HSBC Bank USA, N.A., Lehman Commercial Paper, Inc., Mellon Bank, N.A. and Wells Fargo Bank, National Association as co-agents, dated as of May 24, 2005 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005).

21.1	List of our Subsidiaries.+

23.1	Consent of BDO Seidman, LLP. +

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

+	Filed herewith

**	Indicates management contract or compensatory plan or agreement