Form 10-Q
period 2008-03-29
HENRY SCHEIN INC
filed 2008-05-07
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Yes X	No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer X		Accelerated filer __
Non-accelerated filer __	(Do not check if a smaller reporting company)	Smaller reporting company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

As of May 1, 2008, there were 90,263,973 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

INDEX

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:
	Balance Sheets as of March 29, 2008 and December 29, 2007	3

	Statements of Income for the three months ended
	March 29, 2008 and March 31, 2007	4

	Statements of Cash Flows for the three months ended
	March 29, 2008 and March 31, 2007	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management’s Discussion and Analysis of
	Financial Condition and Results of Operations	14

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	27

ITEM 4.	Controls and Procedures	27

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	28

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

ITEM 6.	Exhibits	29

	Signature	29

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 29,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,036	$247,590
Available-for-sale securities	35,925	997
Accounts receivable, net of reserves of $40,981 and $41,315	702,519	708,307
Inventories, net	701,767	666,786
Deferred income taxes	37,328	32,827
Prepaid expenses and other	192,727	192,292
Total current assets	1,873,302	1,848,799
Property and equipment, net	255,765	247,671
Goodwill	947,885	917,194
Other intangibles, net	193,150	192,420
Investments and other	118,367	107,900
Total assets	$3,388,469	$3,313,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$428,691	$474,009
Bank credit lines	5,569	8,977
Current maturities of long-term debt	24,475	24,319
Accrued expenses:
Payroll and related	114,881	136,291
Taxes	92,910	73,278
Other	222,994	223,765
Total current liabilities	889,520	940,639
Long-term debt	428,541	423,274
Deferred income taxes	91,850	80,260
Other liabilities	52,709	53,906

Minority interest	40,052	35,923
Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
90,218,436 outstanding on March 29, 2008 and
89,603,660 outstanding on December 29, 2007	902	896
Additional paid-in capital	693,369	673,763
Retained earnings	1,057,385	1,005,055
Accumulated other comprehensive income	134,141	100,268
Total stockholders’ equity	1,885,797	1,779,982
Total liabilities and stockholders’ equity	$3,388,469	$3,313,984

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Net sales	$1,525,619	$1,310,128
Cost of sales	1,074,386	919,082
Gross profit	451,233	391,046
Operating expenses:
Selling, general and administrative	366,006	317,325
Operating income	85,227	73,721
Other income (expense):
Interest income	3,983	4,119
Interest expense	(6,902)	(5,942)
Other, net	(383)	(122)
Income from continuing operations before
taxes, minority interest and equity in
earnings of affiliates	81,925	71,776
Income taxes	(27,855)	(25,470)
Minority interest in net income of subsidiaries	(3,250)	(2,915)
Equity in earnings of affiliates	1,510	23
Income from continuing operations	52,330	43,414

Discontinued operations:
Income from operations of discontinued components	-	140
Income tax expense	-	(60)
Income from discontinued operations	-	80
Net income	$52,330	$43,494

Earnings from continuing operations per share:
Basic	$0.59	$0.49
Diluted	$0.57	$0.48

Income from discontinued operations per share:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

Earnings per share:
Basic	$0.59	$0.49
Diluted	$0.57	$0.48

Weighted-average common shares outstanding:
Basic	89,223	87,911
Diluted	92,259	89,984

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	March 31,
	2008	2007

Cash flows from operating activities:
Net income	$52,330	$43,494
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	19,438	17,557
Stock-based compensation expense	9,260	4,117
Provision for losses on trade and other accounts receivable	1,137	231
Benefit from deferred income taxes	(3,339)	(6,855)
Undistributed earnings of affiliates	(1,510)	(23)
Minority interest in net income of subsidiaries	3,250	2,915
Other	(426)	(721)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	16,504	(3,947)
Inventories	(21,087)	3,936
Other current assets	2,503	11,882
Accounts payable and accrued expenses	(64,720)	(106,488)
Net cash provided by (used in) operating activities	13,340	(33,902)

Cash flows from investing activities:
Purchases of fixed assets	(13,743)	(8,933)
Payments for equity investment and business
acquisitions, net of cash acquired	(8,524)	(27,432)
Purchases of available-for-sale securities	(35,925)	(17,500)
Proceeds from sales of available-for-sale securities	847	18,000
Net payments for foreign exchange forward contract settlements	(2,004)	(3,921)
Other	(735)	(5,262)
Net cash used in investing activities	(60,084)	(45,048)

Cash flows from financing activities:
Repayments of bank borrowings	(3,919)	(255)
Proceeds from issuance of long-term debt	-	428
Principal payments for long-term debt	(973)	(457)
Proceeds from issuance of stock upon exercise of stock options	7,172	10,691
Payments for repurchases of common stock	-	(30,689)
Excess tax benefits related to stock-based compensation	3,429	5,853
Other	(424)	(736)
Net cash provided by (used in) financing activities	5,285	(15,165)

Net change in cash and cash equivalents	(41,459)	(94,115)
Effect of exchange rate changes on cash and cash equivalents	(3,095)	(76)
Cash and cash equivalents, beginning of period	247,590	248,647
Cash and cash equivalents, end of period	$203,036	$154,456

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

Our accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by U.S. GAAP for complete financial statements. The December 29, 2007 consolidated balance sheet information was derived from audited consolidated financial statements as of that date.

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2007.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 29, 2008 are not necessarily indicative of the results to be expected of any other interim period or for the year ending December 27, 2008.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 2. Segment Data (Continued)

The following tables present information about our reportable segments:

	Three Months Ended
	March 29,	March 31,
	2008	2007 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$611,783	$562,601
Medical (4)	335,313	348,287
International (5)	539,728	370,825
Total healthcare distribution	1,486,824	1,281,713
Technology (6)	38,795	28,415
Total	$1,525,619	$1,310,128

(1)	Adjusted to reflect the effects of discontinued operations.
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

United Kingdom, Australia and New Zealand in 2008 and the United States and Canada in 2007.

	Three Months Ended
	March 29,	March 31,
	2008	2007 (1)
Operating Income:
Healthcare distribution	$72,073	$62,884
Technology	13,154	10,837
Total	$85,227	$73,721

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect pretax share-based compensation expense, recorded in accordance with the provisions of FAS No. 123(R), “Share-Based Payment,” of $9.3 million ($6.1 million after-tax) and $4.1 million ($2.6 million after-tax) for the three months ended March 29, 2008 and March 31, 2007.

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

With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our earnings per share performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors. Though there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock, based on our closing stock price.

       The Plan provides for adjustments to the performance-based restricted stock targets for significant events such as acquisitions and new business ventures. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics.

Restricted stock units, or RSUs, are unit awards that we grant to certain non-U.S. employees that entitle the recipient to shares of common stock upon vesting after four years for time-based awards or three years for performance-based awards. The fair value of RSUs is determined on the date of grant, based on our closing stock price.

Total unrecognized compensation cost related to non-vested awards as of March 29, 2008 was $66.1 million, which is expected to be recognized over a weighted-average period of approximately three years. There were no significant capitalized stock-based compensation costs as of March 29, 2008.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2008	2007
Expected dividend yield	0%	0%
Expected stock price volatility	20%	20%
Risk-free interest rate	2.75%	4.75%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the three months ended March 29, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,829,453	$34.67
Granted	1,101,801	59.91
Exercised	(304,617)	27.63		$9,659
Forfeited	(19,620)	36.82
Outstanding at end of period	7,607,017	$38.61	6.7	$141,109

Options exercisable at end of period	5,109,983	$31.75	5.7	$127,540

The following table summarizes the status of our non-vested restricted shares/units for the three months ended March 29, 2008:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	204,668	$9,769,979
Granted	110,983	6,584,289
Vested	(14,487)	(749,741)
Forfeited	(761)	(37,553)
Outstanding at end of period	300,403	$15,566,974

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	314,237	$15,417,508
Granted	255,309	14,172,310
Forfeited	(761)	(37,553)
Outstanding at end of period	568,785	$29,552,265

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 4. Business Acquisitions and Other Transactions

Acquisitions

We completed certain acquisitions during the three months ended March 29, 2008. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Loan and Investment Agreement

As of March 29, 2008, we loaned D4D Technologies, LLC (“D4D”) $13.5 million and, if certain milestones are achieved, up to an additional $16.4 million of loans may be made in increments by May 2010. We have also advanced certain amounts to fund D4D’s operating needs without regard to the milestones. The loans, a portion of which can be converted to equity investments, are repayable on various dates through July 2013. We expect to account for any such equity investments under the equity method prospectively from the date of our first equity investment. We are in discussions with D4D to amend the terms of some or a portion of the D4D loans, including provisions relating to further amounts that may be payable and those relating to conversion of certain amounts to equity.

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

For the three months ended March 29, 2008 and March 31, 2007, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Basic	89,223,347	87,910,641
Effect of assumed exercise of stock options	1,220,095	1,209,816
Effect of assumed vesting of restricted stock	698,252	377,179
Effect of assumed conversion of convertible debt	1,116,842	486,120
Diluted	92,258,536	89,983,756

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 5. Earnings Per Share (Continued)

Weighted-average options to purchase 333,927 shares of common stock at exercise prices ranging from $59.89 to $62.05 per share and 270,773 shares of common stock at an exercise price of $51.23 per share that were outstanding during the three months ended March 29, 2008 and March 31, 2007, respectively, were excluded from the computation of diluted earnings per share. In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

Note 6. Comprehensive Income

Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains on hedging activity and pension adjustments. Comprehensive income totaled $86.2 million and $42.0 million for the three months ended March 29, 2008 and March 31, 2007.

Note 7. Fair Value Measurements

Effective December 30, 2007, we adopted SFAS No. 157, “Fair Value Measurements,” (“FAS 157”) as it relates to financial assets and financial liabilities. FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of FAS 157 had no impact on our consolidated financial statements.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described as follows:

     • Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

     • Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

     • Level 3 - Inputs that are unobservable for the asset or liability.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 7. Fair Value Measurements (Continued)

       The following section describes the valuation methodologies that we used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is classified.

Available-for-sale securities

       As of March 29, 2008, we have approximately $36.0 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $24.0 million of these securities are backed by student loans that are backed by the federal government and the remaining $12.0 million are invested in closed end municipal bond funds. Our auction-rate security portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers. The recent failure of these auctions could result in our inability to liquidate these securities in the immediate future.

       We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on the collateralized securities. We continue to earn and receive interest at contractually agreed upon rates. Recently, there has been refinancing (at par) activity in the student loan and closed end municipal bond fund markets. Based upon the information currently available and in accordance with applicable authoritative guidance, we do not believe that our ARS are currently impaired. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, we may be required to record an impairment charge on these investments.

       We believe that the current lack of liquidity related to our auction-rate security investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  We will continue to classify our ARS as available-for-sale securities, in current assets, in accordance with SFAS No. 115, as we believe our portfolio will be liquidated at par within the next twelve months.

       We use quoted prices for identical or similar assets or liabilities in markets that are not active to determine the fair value of our available-for-sale securities. These financial instruments are classified as Level 2 within the fair value hierarchy.

Derivative contracts

       Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates. Our derivative instruments include interest rate swap agreements related to our long-term fixed rate debt and foreign currency forward and swap agreements related to intercompany loans and certain forecasted inventory purchase commitments with foreign suppliers.

       The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are classified within Level 2 of the fair value hierarchy.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 7. Fair Value Measurements (Continued)

       The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 29, 2008:

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$35,925	$-	$35,925
Derivative contracts	-	2,198	-	2,198
Total assets	$-	$38,123	$-	$38,123

Liabilities:
Derivative contracts	$-	$10,457	$-	$10,457
Total liabilities	$-	$10,457	$-	$10,457

Note 8. Income Taxes

The total amount of unrecognized tax benefits as of March 29, 2008 was approximately $12.3 million, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties were approximately $2.3 million and $0, respectively, as of March 29, 2008. It is expected that the amount of interest will change in the next 12 months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.

Note 9. Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 29,	March 31,
	2008	2007
Interest	$12,252	$12,672
Income taxes	4,246	20,093

During the three months ended March 29, 2008 and March 31, 2007, we had $1.9 million and $0.8 million non-cash net unrealized gains, respectively, related to hedging activities. As of March 29, 2008 and March 31, 2007, we recorded a $1.2 million and a $7.3 million receivable, respectively, for the net cash proceeds related to the exercise of stock options with a corresponding adjustment to stockholders’ equity.

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

We are headquartered in Melville, New York, employ more than 12,000 people (of which over 5,000 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom. We also have affiliates in Iceland, Israel and the United Arab Emirates.

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

As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2006 – 2016” indicating that total national healthcare spending reached $2.0 trillion in 2005, or 16.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $4.1 trillion in 2016, approximately 20.0% of the nation’s gross domestic product.

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

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations and cash flows for the three months ended March 29, 2008 and March 31, 2007 (in thousands):

	Three Months Ended
	March 29,	March 31,
	2008	2007 (1)
Operating Results:
Net sales	$1,525,619	$1,310,128
Cost of sales	1,074,386	919,082
Gross profit	451,233	391,046
Operating expenses:
Selling, general and administrative	366,006	317,325
Operating income	$85,227	$73,721

Other expense, net	$(3,302)	$(1,945)
Income from continuing operations	52,330	43,414

Cash Flows:
Net cash provided by (used in) operating activities	$13,340	$(33,902)
Net cash used in investing activities	60,084	45,048
Net cash provided by (used in) financing activities	5,285	(15,165)

(1)     Adjusted to reflect the effects of discontinued operations.

Three Months Ended March 29, 2008 Compared to Three Months Ended March 31, 2007

Net Sales

Net sales from continuing operations for the three months ended March 29, 2008 and March 31, 2007 were as follows (in thousands):

	March 29,	% of	March 31,	% of
	2008	Total	2007 (1)	Total
Healthcare distribution (2):
Dental (3)	$611,783	40.1%	$562,601	42.9%
Medical (4)	335,313	22.0	348,287	26.6
International (5)	539,728	35.4	370,825	28.3
Total healthcare distribution	1,486,824	97.5	1,281,713	97.8
Technology (6)	38,795	2.5	28,415	2.2
Total	$1,525,619	100.0%	$1,310,128	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

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

(6)

   Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the

   United Kingdom, Australia and New Zealand in 2008 and the United States and Canada in 2007.

The $215.5 million, or 16.4%, increase in net sales for the three months ended March 29, 2008 includes increases of 12.0% local currency growth (3.0% internally generated primarily due to volume growth and 9.0% from acquisitions) and 4.4% related to foreign currency exchange.

The $49.2 million, or 8.7%, increase in dental net sales for the three months ended March 29, 2008 includes increases of 7.2% local currency growth (5.5% internally generated primarily due to increased volume and 1.7% from acquisitions) and 1.5% related to foreign currency exchange. The 7.2% local currency growth was due to dental consumable merchandise sales growth of 6.0% (4.3% internal growth and 1.7% from acquisitions) and dental equipment sales and service growth of 11.1% (9.8% internal growth and 1.3% from acquisitions).

The $13.0 million, or 3.7%, decrease in medical net sales for the three months ended March 29, 2008 includes a decline in internal growth of 4.4% and acquisition growth of 0.7%. This decrease was due to a reduction of sales of certain lower-margin pharmaceutical products. Excluding sales of these products, internal medical net sales growth was 4.5%.

The $168.9 million, or 45.5%, increase in international net sales for the three months ended March 29, 2008 includes increases of 32.2% in local currencies (5.6% internally generated and 26.6% from acquisitions), and 13.3% related to foreign currency exchange.

The $10.4 million, or 36.5%, increase in technology net sales for the three months ended March 29, 2008 includes increases of 35.9% in local currency growth (10.2% internally generated and 25.7% from acquisitions) and 0.6% related to foreign currency exchange. The increase in internal net sales growth was primarily driven by growth in our electronic and financial services businesses.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended March 29, 2008 and March 31, 2007 were as follows (in thousands):

	March 29,	Gross	March 31,	Gross
	2008	Margin %	2007 (1)	Margin %

Healthcare distribution	$422,812	28.4%	$369,336	28.8%
Technology	28,421	73.3	21,710	76.4
Total	$451,233	29.6	$391,046	29.8

(1)   Adjusted to reflect the effects of discontinued operations.

For the three months ended March 29, 2008, gross profit increased $60.2 million, or 15.4%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $53.5 million, or 14.5%, for the three months ended March 29, 2008 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 28.4% for the three months ended March 29, 2008 from 28.8% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit increased $6.7 million, or 30.9%, for the three months ended March 29, 2008 from the comparable prior year period. Technology gross profit margin decreased to 73.3% for the three months ended March 29, 2008 from 76.4% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended March 29, 2008 and March 31, 2007 were as follows (in thousands):

		% of		% of
	March 29,	Respective	March 31,	Respective
	2008	Net Sales	2007 (1)	Net Sales

Healthcare distribution	$350,739	23.6%	$306,452	23.9%
Technology	15,267	39.4	10,873	38.3
Total	$366,006	24.0	$317,325	24.2

(1)	Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses increased $48.7 million, or 15.3%, to $366.0 million for the three months ended March 29, 2008 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 24.0% from 24.2% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $38.4 million, or 18.1%, to $249.9 million for the three months ended March 29, 2008 from the comparable prior year period. As a percentage of net sales, selling expenses increased to 16.4% from 16.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $10.3 million, or 9.8%, to $116.1 million for the three months ended March 29, 2008 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.6% from 8.1% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended March 29, 2008 and March 31, 2007 were as follows (in thousands):

	March 29,	March 31,
	2008	2007 (1)

Interest income	$3,983	$4,119
Interest expense	(6,902)	(5,942)
Other, net	(383)	(122)
Other expense, net	$(3,302)	$(1,945)

(1)	Adjusted to reflect the effects of discontinued operations.

Other expense, net, increased $1.4 million for the three months ended March 29, 2008 from the comparable prior year period. This increase was primarily due to increased interest expense due to higher interest rates and foreign currency exchange losses.

Income Taxes

For the three months ended March 29, 2008, our effective tax rate from continuing operations was 34.0% compared to 35.5% for the prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Liquidity and Capital Resources

Our principal capital requirements include the funding of working capital needs, purchases of available-for-sale securities and fixed assets, funding of acquisitions, repayments of debt principal and repurchases of common stock. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Since sales tend to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities are most prevalent just before the end of the year, our working capital requirements have generally been higher from the end of the third quarter to the end of the first quarter of the following year.

We finance our business primarily through cash generated from our operations, revolving credit facilities, debt placements and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for, and access to products and services from our suppliers. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain substantially consistent with recent trends in the foreseeable future.

Net cash flow provided by operating activities was $13.3 million for the three months ended March 29, 2008, compared to $33.9 million used in operating activities for the comparable prior year period. This net change of $47.2 million was primarily due to a decrease in net working capital outflows, increased net income, increased stock-based compensation expense and changes in deferred income taxes.

Net cash used in investing activities was $60.1 million for the three months ended March 29, 2008, compared to $45.0 million for the comparable prior year period. The net change of $15.1 million was primarily due to an increase in purchases of available-for-sale securities and a decrease in sales of available-for-sale securities and an increase in purchases of fixed assets, offset by lower payments for business acquisitions. We expect to invest approximately $37.0 million to $42.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our core structure.

Net cash provided by financing activities was $5.3 million for the three months ended March 29, 2008, compared to $15.2 million used in financing activities for the comparable prior year period. The net change of $20.5 million was primarily due to the absence of repurchase activities of our common stock during the three months ended March 29, 2008, partially offset by increased repayments of bank borrowings, as well as a decrease in cash proceeds received and tax benefits related to stock option exercises.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 29,	December 29,
	2008	2007

Cash and cash equivalents	$203,036	$247,590
Available-for-sale securities	35,925	997
Working capital	983,782	908,160

Debt:
Bank credit lines	$5,569	$8,977
Current maturities of long-term debt	24,475	24,319
Long-term debt	428,541	423,274
Total debt	$458,585	$456,570

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At March 29, 2008, our available-for-sale securities consisted of auction-rate securities, as discussed in further detail below. At December 29, 2007, our available-for-sale securities consisted of an investment in stock of a single company, which was sold during the three months ended March 29, 2008.

As of March 29, 2008, we have approximately $36.0 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $24.0 million of these securities are backed by student loans that are backed by the federal government and the remaining $12.0 million are invested in closed end municipal bond funds. Our auction-rate security portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers. The recent failure of these auctions could result in our inability to liquidate these securities in the immediate future.

We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on the collateralized securities. We continue to earn and receive interest at contractually agreed upon rates.  Recently, there has been refinancing (at par) activity in the student loan and closed end municipal bond fund markets. Based upon the information currently available and in accordance with applicable authoritative guidance, we do not believe that our ARS are currently impaired. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, we may be required to record an impairment charge on these investments.

We believe that the current lack of liquidity related to our auction-rate security investments will have no impact on our ability to fund our ongoing operations and growth opportunities. We will continue to classify our ARS as available-for-sale securities, in accordance with SFAS No. 115, as we believe our portfolio will be liquidated at par within the next twelve months.

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

Our accounts receivable days sales outstanding from continuing operations increased to 42.2 days for the three months ended March 29, 2008 from 41.9 days for the comparable prior year period. During the three months ended March 29, 2008, we wrote-off approximately $1.1 million of fully reserved accounts receivable against our trade receivable reserve, which had no effect on our earnings. Our inventory turnover from continuing operations remained constant at 6.3 turns for the three months ended March 29, 2008 and March 31, 2007.

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

Our $190.0 million of senior notes include $130.0 million of notes, which bear interest at a fixed rate of 6.9% per annum and mature on June 30, 2009, and $60.0 million of notes which bear interest at a fixed rate of 6.7% per annum and mature at a rate of $20.0 million per annum on September 25, 2008 and 2009 and September 27, 2010, respectively. Interest on both notes is payable semi-annually.

In 2003, we entered into agreements relating to our $190.0 million remaining senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of March 29, 2008, there is $190.0 million of principal remaining with a weighted-average interest rate of 7.9%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.

On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility expires in May 2010. As of March 29, 2008, there were $11.1 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.

As of March 29, 2008, we repurchased $159.5 million or 4,012,242 shares under our common stock repurchase programs, with $140.5 million available for future common stock share repurchases, under repurchase programs approved by our Board of Directors.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2007.

Recently Issued Accounting Standards

        In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. The adoption of FAS 157, effective December 30, 2007, did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the over- or under-funded status of a defined benefit plan as an asset or liability in the statement of financial position and to recognize changes in that funded status, net of tax through comprehensive income, in the year in which the changes occur. FAS 158 also requires an employer to measure the funded status of a defined benefit plan as of the date of its year end statement of financial position. The provisions of FAS 158 became effective for our year ended December 30, 2006, with the exception of the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our fiscal year ending December 27, 2008. During December 2006, we implemented the requirement to recognize the funded status of our defined benefit plans. Recognizing the funded status of our defined benefit plans did not have a material impact on our statement of financial position. We do not expect the requirement to measure the funded status of our defined benefit plans as of December 27, 2008 to have a material impact on our consolidated financial statements.

        In February 2007, FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), including an amendment to FASB No. 115. FAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. The adoption of FAS 159, effective December 30, 2007, has not had a material impact on our consolidated financial statements as we have not elected the option to measure eligible financial assets or financial liabilities (other than those financial assets or financial liabilities that are currently subject to fair value accounting).

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

       In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. We are currently evaluating the impact that FAS 161 will have on our consolidated financial statements.

        During April 2008, the FASB issued Action Alert No. 08-14 in reference to FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement.)” The FSP indicates that we have to allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt. The final FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. We are currently evaluating the impact that this FSP will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 29, 2008 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

        During the quarter ended March 29, 2008, we completed a SAP Enterprise Resource Planning, or ERP, system implementation for our Italian Dental business, as well as an implementation of a Treasury Management system for our corporate office in North America. These changes were related to controls surrounding businesses with annual net sales of approximately $103.0 million and Treasury assets of $239.0 million, and when considered together with the initiatives described below related to acquisition and systems implementations, represent a material change in our internal control over financial reporting.

        Integration activities continued during the quarter for W & J Dunlop, Ltd., an acquisition completed during the prior year. This business, with approximate aggregate annual revenues of $329.0 million, utilizes a separate information and financial accounting system and is included in our consolidated financial statements. In addition, there have been ongoing implementations of new systems involving existing systems in North America, which were undertaken during the quarter and prior year to improve business process control and management reporting, as well as to strengthen internal control over external financial reporting. These changes relate to controls surrounding annual net sales totaling approximately $255.0 million and expenses totaling approximately $100.0 million.

        All acquisitions, acquisition integrations and new system implementations involve necessary and appropriate change management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting. We expect our assessment of these changes in internal control to be completed in 2008.

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

As of March 29, 2008, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005 and on March 28, 2007, our Board of Directors authorized an additional $100.0 million and $100.0 million, respectively, of shares of our common stock to be repurchased under this program. As of March 29, 2008, we had repurchased $159.5 million of common stock (4,012,242 shares) under this initiative, with $140.5 million available for future common stock share repurchases.

During the fiscal quarter ended March 29, 2008, we did not repurchase any of our common stock. The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program

12/30/07 through 02/02/08	2,423,660
02/03/08 through 03/01/08	2,349,111
03/02/08 through 03/29/08	2,478,811

ITEM 6. EXHIBITS

Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: May 7, 2008