Form 10-Q
period 2008-06-28
HENRY SCHEIN INC
filed 2008-08-05
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

As of July 31, 2008, there were 89,373,393 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

INDEX

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:
	Balance Sheets as of June 28, 2008 and December 29, 2007	3

	Statements of Income for the three and six months ended
	June 28, 2008 and June 30, 2007	4

	Statements of Cash Flows for the six months ended
	June 28, 2008 and June 30, 2007	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	15

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	31

ITEM 4.	Controls and Procedures	31

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	32

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

ITEM 4.	Submission of Matters to a Vote of Security Holders	33

ITEM 6.	Exhibits	33

	Signature	34

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 28,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$271,432	$247,590
Available-for-sale securities	11,925	997
Accounts receivable, net of reserves of $41,472 and $41,315	731,499	708,307
Inventories, net	693,556	666,786
Deferred income taxes	36,203	32,827
Prepaid expenses and other	186,508	192,292
Total current assets	1,931,123	1,848,799
Property and equipment, net	254,110	247,671
Goodwill	954,203	917,194
Other intangibles, net	191,039	192,420
Investments and other	139,040	107,900
Total assets	$3,469,515	$3,313,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$453,800	$474,009
Bank credit lines	6,207	8,977
Current maturities of long-term debt	23,624	24,319
Accrued expenses:
Payroll and related	124,213	136,291
Taxes	87,359	73,278
Other	226,615	223,765
Total current liabilities	921,818	940,639
Long-term debt	424,470	423,274
Deferred income taxes	92,699	80,260
Other liabilities	54,644	53,906

Minority interest	46,816	35,923
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
89,762,723 outstanding on June 28, 2008 and
89,603,660 outstanding on December 29, 2007	898	896
Additional paid-in capital	693,133	673,763
Retained earnings	1,103,206	1,005,055
Accumulated other comprehensive income	131,831	100,268
Total stockholders' equity	1,929,068	1,779,982
Total liabilities and stockholders' equity	$3,469,515	$3,313,984

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net sales	$1,644,977	$1,387,017	$3,170,596	$2,697,145
Cost of sales	1,156,562	973,240	2,230,948	1,892,322
Gross profit	488,415	413,777	939,648	804,823
Operating expenses:
Selling, general and administrative	375,058	322,925	741,064	640,250
Operating income	113,357	90,852	198,584	164,573
Other income (expense):
Interest income	3,974	4,269	7,957	8,388
Interest expense	(8,205)	(6,223)	(15,107)	(12,165)
Other, net	(291)	547	(674)	425
Income from continuing operations before
taxes, minority interest and equity in
earnings (losses) of affiliates	108,835	89,445	190,760	161,221
Income taxes	(37,135)	(30,636)	(64,990)	(56,106)
Minority interest in net income of subsidiaries	(7,131)	(3,842)	(10,381)	(6,757)
Equity in earnings (losses) of affiliates	908	(528)	2,418	(505)
Income from continuing operations	65,477	54,439	117,807	97,853

Discontinued operations:
Loss from operations of discontinued
components (including write-down of long-lived
assets of $32.7 million)	-	(32,700)	-	(32,560)
Income tax benefit	-	12,098	-	12,038
Loss from discontinued operations	-	(20,602)	-	(20,522)
Net income	$65,477	$33,837	$117,807	$77,331

Earnings from continuing operations per share:
Basic	$0.73	$0.62	$1.32	$1.11
Diluted	$0.71	$0.60	$1.28	$1.08

Loss from discontinued operations per share:
Basic	$-	$(0.24)	$-	$(0.23)
Diluted	$-	$(0.23)	$-	$(0.22)

Earnings per share:
Basic	$0.73	$0.38	$1.32	$0.88
Diluted	$0.71	$0.37	$1.28	$0.86

Weighted-average common shares outstanding:
Basic	89,587	88,390	89,417	88,154
Diluted	92,012	90,591	92,212	90,344

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28,	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$117,807	$77,331
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	39,708	35,227
Stock-based compensation expense	16,216	10,725
Impairment from write-down of long-lived assets of discontinued operations	-	32,667
Provision for losses on trade and other accounts receivable	2,604	232
Benefit from deferred income taxes	(2,891)	(18,688)
Undistributed (earnings) losses of affiliates	(2,418)	505
Minority interest in net income of subsidiaries	10,381	6,757
Other	(1,317)	(570)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6,752)	(16,756)
Inventories	(5,064)	15,446
Other current assets	10,955	4,469
Accounts payable and accrued expenses	(40,612)	(66,604)
Net cash provided by operating activities	138,617	80,741

Cash flows from investing activities:
Purchases of fixed assets	(23,466)	(21,336)
Payments for equity investment and business
acquisitions, net of cash acquired	(23,581)	(41,823)
Purchases of available-for-sale securities	(35,925)	(88,001)
Proceeds from sales of available-for-sale securities	847	48,000
Net payments for foreign exchange forward contract settlements	(5,052)	(11,613)
Other	4,571	(4,609)
Net cash used in investing activities	(82,606)	(119,382)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	483
Repayments of bank borrowings	(6,508)	(281)
Principal payments for long-term debt	(5,949)	(17,925)
Proceeds from issuance of stock upon exercise of stock options	12,695	23,620
Payments for repurchases of common stock	(31,647)	(30,689)
Excess tax benefits related to stock-based compensation	4,673	8,022
Other	(1,401)	(1,457)
Net cash used in financing activities	(28,137)	(18,227)

Net change in cash and cash equivalents	27,874	(56,868)
Effect of exchange rate changes on cash and cash equivalents	(4,032)	(808)
Cash and cash equivalents, beginning of period	247,590	248,647
Cash and cash equivalents, end of period	$271,432	$190,971

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 28, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 27, 2008.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 2. Segment Data (Continued)

The following tables present information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Net Sales:
Healthcare distribution (1):
Dental (2)	$659,539	$601,217	$1,271,322	$1,163,818
Medical (3)	329,064	358,780	664,377	707,067
International (4)	615,256	395,145	1,154,984	765,970
Total healthcare distribution	1,603,859	1,355,142	3,090,683	2,636,855
Technology (5)	41,118	31,875	79,913	60,290
Total	$1,644,977	$1,387,017	$3,170,596	$2,697,145

(1)

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

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Operating Income:
Healthcare distribution	$99,186	$78,728	$171,188	$141,613
Technology	14,171	12,124	27,396	22,960
Total	$113,357	$90,852	$198,584	$164,573

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect pretax share-based compensation expense, recorded in accordance with the provisions of FAS No. 123(R), “Share-Based Payment,” of $6.9 million ($4.6 million after-tax) and $16.2 million ($10.7 million after-tax) for the three and six months ended June 28, 2008, respectively, and $6.6 million ($4.3 million after-tax) and $10.7 million ($7.0 million after-tax) for the three and six months ended June 30, 2007, respectively.

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

The Plans provide for adjustments to the performance-based restricted stock targets for significant events such as acquisitions, new business ventures and share repurchases. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics.

Restricted stock units, or RSUs, are unit awards that we grant to certain non-U.S. employees that entitle the recipient to shares of common stock upon vesting after four years for time-based awards or three years for performance-based awards. The fair value of RSUs is determined on the date of grant, based on our closing stock price.

Total unrecognized compensation cost related to non-vested awards as of June 28, 2008 was $58.2 million, which is expected to be recognized over a weighted-average period of approximately three years. There were no significant capitalized stock-based compensation costs as of June 28, 2008.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2008	2007
Expected dividend yield	0%	0%
Expected stock price volatility	20%	20%
Risk-free interest rate	2.75%	4.75%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the six months ended June 28, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,829,453	$34.67
Granted	1,101,801	59.91
Exercised	(445,525)	28.49		$13,162
Forfeited	(77,542)	41.25
Outstanding at end of period	7,408,187	$38.73	6.5	$103,169

Options exercisable at end of period	5,202,102	$32.61	5.6	$98,556

The following table summarizes the status of our non-vested restricted stock/units for the six months ended June 28, 2008:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	204,668	$9,769,979
Granted	117,847	6,962,378
Vested	(21,225)	(1,142,343)
Forfeited	(3,160)	(157,229)
Outstanding at end of period	298,130	$15,432,785

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	314,237	$15,417,508
Granted	256,267	14,222,329
Forfeited	(3,160)	(157,229)
Outstanding at end of period	567,344	$29,482,608

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 4. Business Acquisitions and Other Transactions

Acquisitions

We completed certain acquisitions during the six months ended June 28, 2008. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Loan and Investment Agreement

As of June 28, 2008, we loaned D4D Technologies, LLC (“D4D”) $13.6 million and, if certain milestones are achieved, up to an additional $16.4 million of loans may be made in increments by May 2010. We have also advanced certain amounts to fund D4D’s operating needs without regard to the milestones. The loans, a portion of which can be converted to equity investments, are repayable on various dates through July 2013. We expect to account for any such equity investments under the equity method prospectively from the date of our first equity investment. We are in discussions with D4D to amend the terms of some or a portion of the D4D loans, including provisions relating to further amounts that may be payable and those relating to conversion of certain amounts to equity.

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

For the three and six months ended June 28, 2008 and June 30, 2007, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Basic	89,587,080	88,389,714	89,416,532	88,154,454
Effect of assumed exercise of stock options	758,238	989,038	1,054,509	1,160,898
Effect of assumed vesting of restricted stock	859,275	523,932	776,794	437,406
Effect of assumed conversion of convertible debt	807,540	688,105	964,164	591,088
Diluted	92,012,133	90,590,789	92,211,999	90,343,846

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 5. Earnings Per Share (Continued)

Weighted-average options to purchase 1,091,672 shares of common stock at exercise prices ranging from $55.18 to $62.05 per share and 5,266 shares of common stock at an exercise price of $55.18 per share that were outstanding during the three months ended June 28, 2008 and June 30, 2007, respectively, were excluded from the computation of diluted earnings per share. Weighted-average options to purchase 705,196 shares of common stock at exercise prices ranging from $59.89 to $62.05 per share and 2,691 shares of common stock at an exercise price of $55.18 per share that were outstanding during the six months ended June 28, 2008 and June 30, 2007, respectively, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

Note 6. Comprehensive Income

Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains on hedging activity, unrealized losses on available-for-sale securities and pension adjustments. Comprehensive income totaled $63.2 million and $149.4 million for the three and six months ended June 28, 2008, respectively, and $44.2 million and $86.1 million for the three and six months ended June 30, 2007, respectively.

Note 7. Fair Value Measurements

Effective December 30, 2007, we adopted SFAS No. 157, “Fair Value Measurements,” (“FAS 157”) as it relates to financial assets and financial liabilities. FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of FAS 157 did not have a material impact on our consolidated financial statements.

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

Auction-rate securities and derivative contracts

As of June 28, 2008, we have approximately $35.8 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $23.9 million of our ARS are backed by student loans that are backed by the federal government and the remaining $11.9 million are invested in closed end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers. The continuing failure of these auctions could result in our inability to liquidate our ARS in the immediate future. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates. We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.

Recently, there has been refinancing (at par) activity within the closed end municipal bond fund market. Based upon the information currently available and in accordance with applicable authoritative guidance, we do not believe that our closed end municipal bond funds are currently impaired. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, we may be required to record an impairment charge on these investments.

We will continue to classify our closed end municipal bond funds as available-for-sale securities, in current assets, in accordance with SFAS No. 115, as we believe our portfolio will be liquidated at par within the next twelve months.

      For our closed end municipal bond funds, we have used quoted prices for identical or similar assets or liabilities in markets that are not active to determine the fair value of our available-for-sale securities. These financial instruments are classified as Level 2 within the fair value hierarchy.

Based upon the lack of activity within the student loan market, we reclassified our approximately $23.9 million holdings to long-term, available-for-sale securities during the quarter ended June 28, 2008. As of June 28, 2008, we have changed the classification of our student loan portfolio from Level 2 to Level 3 within the fair value hierarchy due to the lack of observable inputs and continued absence of trading activity during the quarter.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 7. Fair Value Measurements (Continued)

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates. Our derivative instruments include interest rate swap agreements related to our long-term fixed rate debt and foreign currency forward and swap agreements related to intercompany loans and certain forecasted inventory purchase commitments with suppliers.

The fair values for the majority of these derivative contracts are based upon current quoted market prices. These financial instruments are typically exchange-traded and are classified within Level 2 of the fair value hierarchy.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 28, 2008:

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$11,925	$23,868	$35,793
Derivative contracts	-	1,139	-	1,139
Total assets	$-	$13,064	$23,868	$36,932

Liabilities:
Derivative contracts	$-	$6,553	$-	$6,553
Total liabilities	$-	$6,553	$-	$6,553

  As of June 28, 2008, we have determined the value of our student loan backed ARS portfolio based upon a discounted cash flow model. The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS backed by the student loans. As a result of this analysis, for the three months ended June 28, 2008, we recorded a temporary impairment loss of $132 relating to our student loan backed ARS portfolio. The following table presents our reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (Unobservable Inputs)
Student Loan Backed
Auction-Rate Securities

Balance, March 29, 2008	$-
Transfers to Level 3	24,000
Gains and losses:
Reported in earnings	-
Reported in accumulated other comprehensive income	(132)
Balance, June 28, 2008	$23,868

There were no purchases, sales or material realized gains or losses associated with our Level 3 ARS during the three or six months ended June 28, 2008.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 8. Income Taxes

The total amount of unrecognized tax benefits as of June 28, 2008 was approximately $13.9 million, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties were approximately $2.6 million and $0, respectively, for the six months ended June 28, 2008. It is expected that the amount of interest will change in the next 12 months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.

Note 9. Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 28,	June 30,
	2008	2007
Interest	$15,426	$14,324
Income taxes	41,481	40,361

During the six months ended June 28, 2008, we had a $0.7 million non-cash net unrealized loss related to hedging activities.

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

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations for the three and six months ended June 28, 2008 and June 30, 2007, and cash flows for the six months ended June 28, 2008 and June 30, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007
Operating results:
Net sales	$1,644,977	$1,387,017	$3,170,596	$2,697,145
Cost of sales	1,156,562	973,240	2,230,948	1,892,322
Gross Profit	488,415	413,777	939,648	804,823
Operating expenses:
Selling, general and administrative	375,058	322,925	741,064	640,250
Operating Income	$113,357	$90,852	$198,584	$164,573

Other expense, net	$(4,522)	$(1,407)	$(7,824)	$(3,352)
Income from continuing operations	65,477	54,439	117,807	97,853

Cash flows:
Net cash provided by operating activities			$138,617	$80,741
Net cash used in investing activities			(82,606)	(119,382)
Net cash used in financing activities			(28,137)	(18,227)

Three Months Ended June 28, 2008 Compared to Three Months Ended June 30, 2007

Net Sales

Net sales from continuing operations for the three months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

	June 28,	% of	June 30,	% of
	2008	Total	2007	Total
Healthcare distribution (1):
Dental (2)	$659,539	40.1%	$601,217	43.3%
Medical (3)	329,064	20.0	358,780	25.9
International (4)	615,256	37.4	395,145	28.5
Total healthcare distribution	1,603,859	97.5	1,355,142	97.7
Technology (5)	41,118	2.5	31,875	2.3
Total	$1,644,977	100.0%	$1,387,017	100.0%

(1)   Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

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

The $258.0 million, or 18.6%, increase in net sales for the three months ended June 28, 2008 includes increases of 13.6% local currency growth (4.0% internally generated and 9.6% from acquisitions) and 5.0% related to foreign currency exchange.

The $58.3 million, or 9.7%, increase in dental net sales for the three months ended June 28, 2008 includes increases of 8.7% local currency growth (7.2% internally generated and 1.5% from acquisitions) and 1.0% related to foreign currency exchange. The 8.7% local currency growth was due to dental consumable merchandise sales growth of 7.9% (6.3% internal growth and 1.6% from acquisitions) and dental equipment sales and service growth of 11.0% (9.9% internal growth and 1.1% from acquisitions).

The $29.7 million, or 8.3%, decrease in medical net sales for the three months ended June 28, 2008 includes a decline in internal growth of 8.9% and acquisition growth of 0.6%. This decrease was due to a reduction of sales of certain lower-margin pharmaceutical products. Excluding sales of these products, internal medical net sales growth was approximately 1.0%.

The $220.1 million, or 55.7%, increase in international net sales for the three months ended June 28, 2008 includes increases of 39.7% in local currencies (10.9% internally generated and 28.8% from acquisitions), and 16.0% related to foreign currency exchange.

The $9.3 million, or 29.0%, increase in technology net sales for the three months ended June 28, 2008 includes increases of 28.6% in local currency growth (1.8% internally generated and 26.8% from acquisitions) and 0.4% related to foreign currency exchange. The increase in net sales growth was primarily driven by last year’s acquisition of Software of Excellence and by growth in our electronic and financial services businesses.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

	June 28,	Gross	June 30,	Gross
	2008	Margin %	2007	Margin %

Healthcare distribution	$457,589	28.5%	$390,187	28.8%
Technology	30,826	75.0	23,590	74.0
Total	$488,415	29.7	$413,777	29.8

For the three months ended June 28, 2008, gross profit increased $74.6 million, or 18.0%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $67.4 million, or 17.3%, for the three months ended June 28, 2008 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 28.5% for the three months ended June 28, 2008 from 28.8% for the comparable prior year period primarily due to the acquisition of W. & J. Dunlop, Ltd. and changes in the product sales mix.

Technology gross profit increased $7.2 million, or 30.7%, for the three months ended June 28, 2008 from the comparable prior year period. Technology gross profit margin increased to 75.0% for the three months ended June 28, 2008 from 74.0% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

		% of		% of
	June 28,	Respective	June 30,	Respective
	2008	Net Sales	2007	Net Sales

Healthcare distribution	$358,403	22.3%	$311,459	23.0%
Technology	16,655	40.5	11,466	36.0
Total	$375,058	22.8	$322,925	23.3

Selling, general and administrative expenses increased $52.1 million, or 16.1%, to $375.1 million for the three months ended June 28, 2008 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 22.8% from 23.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $37.2 million, or 17.3%, to $252.6 million for the three months ended June 28, 2008 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.4% from 15.5% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $14.9 million, or 13.9%, to $122.5 million for the three months ended June 28, 2008 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.4% from 7.8% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

	June 28,	June 30,
	2008	2007

Interest income	$3,974	$4,269
Interest expense	(8,205)	(6,223)
Other, net	(291)	547
Other expense, net	$(4,522)	$(1,407)

Other expense, net, increased $3.1 million for the three months ended June 28, 2008 from the comparable prior year period. This increase was primarily due to increased interest expense due to higher interest rates and foreign currency exchange losses.

Income Taxes

For the three months ended June 28, 2008, our effective tax rate from continuing operations was 34.1% compared to 34.3% for the prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Six Months Ended June 28, 2008 Compared to Six Months Ended June 30, 2007

Net Sales

Net sales from continuing operations for the six months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

	June 28,	% of	June 30,	% of
	2008	Total	2007	Total
Healthcare distribution (1):
Dental (2)	$1,271,322	40.1%	$1,163,818	43.2%
Medical (3)	664,377	21.0	707,067	26.2
International (4)	1,154,984	36.4	765,970	28.4
Total healthcare distribution	3,090,683	97.5	2,636,855	97.8
Technology (5)	79,913	2.5	60,290	2.2
Total	$3,170,596	100.0%	$2,697,145	100.0%

(1)   Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals,
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

The $473.5 million, or 17.6%, increase in net sales for the six months ended June 28, 2008 includes increases of 12.8% local currency growth (3.5% internally generated and 9.3% from acquisitions) and 4.8% related to foreign currency exchange.

The $107.5 million, or 9.2%, increase in dental net sales for the six months ended June 28, 2008 includes increases of 8.0% local currency growth (6.4% internally generated and 1.6% from acquisitions) and 1.2% related to foreign currency exchange. The 8.0% local currency growth was due to dental consumable merchandise sales growth of 7.0% (5.4% internal growth and 1.6% from acquisitions) and dental equipment sales and service growth of 11.0% (9.7% internal growth and 1.3% from acquisitions).

The $42.7 million, or 6.0%, decrease in medical net sales for the six months ended June 28, 2008 includes a decline in internal growth of 6.7% and acquisition growth of 0.7%. This decrease was due to a reduction of sales of certain lower-margin pharmaceutical products. Excluding sales of these products, internal medical net sales growth was 2.6%.

The $389.0 million, or 50.8%, increase in international net sales for the six months ended June 28, 2008 includes increases of 36.0% in local currencies (8.3% internally generated and 27.7% from acquisitions), and 14.8% related to foreign currency exchange.

The $19.7 million, or 32.5%, increase in technology net sales for the six months ended June 28, 2008 includes increases of 32.1% in local currency growth (5.9% internally generated and 26.2% from acquisitions) and 0.4% related to foreign currency exchange. The increase in net sales growth was primarily driven by last year’s acquisition of Software of Excellence and by growth in our electronic and financial services businesses.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the six months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

	June 28,	Gross	June 30,	Gross
	2008	Margin %	2007	Margin %

Healthcare distribution	$880,401	28.5%	$759,523	28.8%
Technology	59,247	74.1	45,300	75.1
Total	$939,648	29.6	$804,823	29.8

For the six months ended June 28, 2008, gross profit increased $134.8 million, or 16.8%, from the comparable prior year period.

Healthcare distribution gross profit increased $120.9 million, or 15.9%, for the six months ended June 28, 2008 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 28.5% for the six months ended June 28, 2008 from 28.8% for the comparable prior year period primarily due to the acquisition of W. & J. Dunlop, Ltd. and changes in the product sales mix.

Technology gross profit increased $13.9 million, or 30.8%, for the six months ended June 28, 2008 from the comparable prior year period. Technology gross profit margin decreased to 74.1% for the six months ended June 28, 2008 from 75.1% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the six months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

		% of		% of
	June 28,	Respective	June 30,	Respective
	2008	Net Sales	2007	Net Sales

Healthcare distribution	$709,213	22.9%	$617,910	23.4%
Technology	31,851	39.9	22,340	37.1
Total	$741,064	23.4	$640,250	23.7

Selling, general and administrative expenses increased $100.8 million, or 15.7%, to $741.1 million for the six months ended June 28, 2008 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 23.4% from 23.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $75.0 million, or 17.6%, to $500.8 million for the six months ended June 28, 2008 from the comparable prior year period. As a percentage of net sales, selling expenses remained constant at 15.8%.

As a component of selling, general and administrative expenses, general and administrative expenses increased $25.8 million, or 12.0%, to $240.3 million for the six months ended June 28, 2008 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.6% from 7.9% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the six months ended June 28, 2008 and June 30, 2007 were as follows (in thousands):

	June 28,	June 30,
	2008	2007

Interest income	$7,957	$8,388
Interest expense	(15,107)	(12,165)
Other, net	(674)	425
Other expense, net	$(7,824)	$(3,352)

Other expense, net, increased $4.5 million for the six months ended June 28, 2008 from the comparable prior year period. This increase was primarily due to increased interest expense due to higher interest rates and foreign currency exchange losses.

Income Taxes

For the six months ended June 28, 2008, our effective tax rate from continuing operations was 34.1% compared to 34.8% for the prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

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

We finance our business primarily through cash generated from our operations, revolving credit facilities, debt placements and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services, and access to products and services from our suppliers. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain substantially consistent with recent trends in the foreseeable future.

Net cash flow provided by operating activities was $138.6 million for the six months ended June 28, 2008, compared to $80.7 million for the comparable prior year period. This net change of $57.9 million was primarily due to increased net income, a decrease in the use of net working capital, increased non-cash stock-based compensation expense, as well as changes in deferred income taxes, partially offset by a non-cash charge in the prior year from the write-down of long-lived assets of discontinued operations.

Net cash used in investing activities was $82.6 million for the six months ended June 28, 2008, compared to $119.4 million for the comparable prior year period. The net change of $36.8 million was primarily due to a reduction in payments for business acquisitions, lower payments for foreign exchange forward contract settlements and a decrease in net purchases of available-for-sale securities. We expect to invest approximately $27.0 million to $32.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our core structure.

Net cash used in financing activities was $28.1 million for the six months ended June 28, 2008, compared to $18.2 million for the comparable prior year period. The net change of $9.9 million was primarily due to decreases in cash proceeds received and tax benefits related to stock option exercises and increased repayments of bank borrowings, partially offset by a decrease in repayments for long-term debt.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 28,	December 29,
	2008	2007

Cash and cash equivalents	$271,432	$247,590
Available-for-sale securities - short-term	11,925	997
Available-for-sale securities - long-term	23,868	-
Working capital	1,009,305	908,160

Debt:
Bank credit lines	$6,207	$8,977
Current maturities of long-term debt	23,624	24,319
Long-term debt	424,470	423,274
Total debt	$454,301	$456,570

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At June 28, 2008, our available-for-sale securities consisted of auction-rate securities, as discussed in further detail below. At December 29, 2007, our available-for-sale securities consisted of an investment in stock of a single company, which was sold in 2008.

        As of June 28, 2008, we have approximately $35.8 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $23.9 million of our ARS are backed by student loans that are backed by the federal government and the remaining $11.9 million are invested in closed end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers. The continuing failure of these auctions could result in our inability to liquidate our ARS in the immediate future. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates. We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.

Recently, there has been refinancing (at par) activity within the closed end municipal bond fund market. Based upon the information currently available and in accordance with applicable authoritative guidance, we do not believe that our closed end municipal bond funds are currently impaired. If auctions continue to fail and if the credit quality of these investments were to deteriorate in the future, we may be required to record an impairment charge on these investments.

We will continue to classify our closed end municipal bond funds as available-for-sale securities, in current assets, in accordance with SFAS No. 115, as we believe our portfolio will be liquidated at par within the next twelve months. Based upon the lack of activity within the student loan market, we reclassified our approximately $23.9 million holdings to long-term, available-for-sale securities during the quarter ended June 28, 2008.

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

Our accounts receivable days sales outstanding from continuing operations decreased to 41.1 days for the six months ended June 28, 2008 from 41.3 days for the comparable prior year period. During the six months ended June 28, 2008, we wrote-off approximately $2.9 million of fully reserved accounts receivable against our trade receivable reserve, which had no effect on our earnings. Our inventory turnover from continuing operations for the six months ended June 28, 2008 was 6.5 turns compared to 6.6 turns for the comparable prior year period.

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

In 2003, we entered into agreements relating to our $190.0 million remaining senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of June 28, 2008, there is $190.0 million of principal remaining with a weighted-average interest rate of 7.52%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.

On May 24, 2005, we entered into a $300.0 million revolving credit facility with a $100.0 million expansion feature. This facility expires in May 2010. As of June 28, 2008, there were $11.1 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.

From June 21, 2004 through June 28, 2008, we repurchased $191.1 million or 4,614,242 shares under our common stock repurchase programs, with $108.9 million available for future common stock share repurchases, under repurchase programs approved by our Board of Directors.

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

        In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of SFAS 157 on nonfinancial assets and nonfinancial liabilities, but do not expect the adoption to have a material impact on our consolidated financial statements.

        In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. We are currently evaluating the impact that FAS 161 will have on our consolidated financial statements.

During April 2008, the FASB issued Action Alert No. 08-14 in reference to FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP indicates that we have to allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt. The final FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Upon the retrospective implementation of this FSP, we will record an unamortized debt discount of approximately $32.6 million, which will be amortized over a period of six years. The annual impact that this FSP will have on our consolidated financial statements is approximately $5.3 million pre-tax (or approximately $3.4 million after-tax which approximates $0.04 per share).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 28, 2008 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical, medical devices and other healthcare products. As a business practice, we generally obtain indemnification from our suppliers.

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

As of June 28, 2008, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005 and on March 28, 2007, our Board of Directors authorized an additional $100.0 million and $100.0 million, respectively, of shares of our common stock to be repurchased under this program. As of June 28, 2008, we had repurchased $191.1 million of common stock (4,614,242 shares) under this initiative, with $108.9 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 28, 2008:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Announced Program	Our Program (2)

03/30/08 through 04/26/08	-	$-	-	2,576,055
04/27/08 through 05/31/08	-	-	-	2,521,963
06/01/08 through 06/28/08	602,000	52.57	602,000	2,117,830
Total	602,000		602,000

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At our Annual Meeting of Stockholders held on May 14, 2008, our stockholders took the following actions:

      (i) Re-elected or elected, as applicable, the following individuals to our Board of Directors:

Barry J. Alperin	(78,279,145 shares voting for, 1,816,154 shares withheld)
Gerald A. Benjamin	(77,764,959 shares voting for, 2,330,340 shares withheld)
Stanley M. Bergman	(77,946,575 shares voting for, 2,148,724 shares withheld)
James P. Breslawski	(77,774,379 shares voting for, 2,320,920 shares withheld)
Paul Brons	(79,526,736 shares voting for, 568,563 shares withheld)
Margaret A. Hamburg, M.D.	(79,530,500 shares voting for, 564,799 shares withheld)
Donald J. Kabat	(78,265,697 shares voting for, 1,829,602 shares withheld)
Philip A. Laskawy	(73,466,098 shares voting for, 6,629,201 shares withheld)
Karyn Mashima	(79,500,437 shares voting for, 594,862 shares withheld)
Norman S. Matthews	(79,504,605 shares voting for, 590,694 shares withheld)
Mark E. Mlotek	(77,773,937 shares voting for, 2,321,362 shares withheld)
Steven Paladino	(72,004,138 shares voting for, 8,091,161 shares withheld)
Louis W. Sullivan, M.D.	(79,440,594 shares voting for, 654,705 shares withheld)

      (ii) Ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 27, 2008 (78,280,095 shares voting for, 1,741,732 shares voting against, 73,471 shares abstaining).

ITEM 6. EXHIBITS

Exhibits.

10.1	Amendment dated June 30, 2008 to Employment Agreement between the Company and Stanley M. Bergman**

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

** Indicates management contract or compensatory plan or agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: August 5, 2008