Form 10-Q
period 2008-09-27
HENRY SCHEIN INC
filed 2008-11-05
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

or

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

(631) 843-5500

(Registrant’s telephone number, including area code)

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

As of October 30, 2008, there were 89,353,847 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

INDEX

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:
	Balance Sheets as of September 27, 2008 and December 29, 2007	3

	Statements of Income for the three and nine months ended
	September 27, 2008 and September 29, 2007	4

	Statements of Cash Flows for the nine months ended
	September 27, 2008 and September 29, 2007	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	16

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 6.	Exhibits	34

	Signature	34

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 27,	December 29,
	2008	2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$288,364	$247,590
Available-for-sale securities	-	997
Accounts receivable, net of reserves of $40,750 and $41,315	767,304	708,307
Inventories, net	731,514	666,786
Deferred income taxes	32,340	32,827
Prepaid expenses and other	194,740	192,292
Total current assets	2,014,262	1,848,799
Property and equipment, net	247,345	247,671
Goodwill	917,258	917,194
Other intangibles, net	174,772	192,420
Investments and other	152,937	107,900
Total assets	$3,506,574	$3,313,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$511,655	$474,009
Bank credit lines	6,226	8,977
Current maturities of long-term debt	153,802	24,319
Accrued expenses:
Payroll and related	132,000	136,291
Taxes	81,577	73,278
Other	215,438	223,765
Total current liabilities	1,100,698	940,639
Long-term debt	268,990	423,274
Deferred income taxes	86,351	80,260
Other liabilities	52,303	53,906

Minority interest	50,710	35,923
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
89,909,757 outstanding on September 27, 2008 and
89,603,660 outstanding on December 29, 2007	899	896
Additional paid-in capital	712,670	673,763
Retained earnings	1,156,950	1,005,055
Accumulated other comprehensive income	77,003	100,268
Total stockholders' equity	1,947,522	1,779,982
Total liabilities and stockholders' equity	$3,506,574	$3,313,984

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net sales	$1,650,771	$1,505,575	$4,821,367	$4,202,720
Cost of sales	1,172,190	1,076,245	3,403,138	2,968,567
Gross profit	478,581	429,330	1,418,229	1,234,153
Operating expenses:
Selling, general and administrative	363,303	332,630	1,104,367	972,880
Operating income	115,278	96,700	313,862	261,273
Other income (expense):
Interest income	4,260	4,378	12,217	12,766
Interest expense	(7,933)	(6,216)	(23,040)	(18,381)
Other, net (see Note 7)	(4,791)	3,917	(5,465)	4,342
Income from continuing operations before
taxes, minority interest and equity in
earnings (losses) of affiliates	106,814	98,779	297,574	260,000
Income taxes	(34,713)	(33,682)	(99,703)	(89,788)
Minority interest in net income of subsidiaries	(5,278)	(4,247)	(15,659)	(11,004)
Equity in earnings (losses) of affiliates	1,602	(182)	4,020	(687)
Income from continuing operations	68,425	60,668	186,232	158,521

Discontinued operations:
Loss from operations of discontinued
components (including write-down of long-lived
assets of $32.7 million and a loss on sale of
discontinued operation of $1.5 million)	-	(1,742)	-	(34,302)
Income tax benefit	-	647	-	12,685
Loss from discontinued operations	-	(1,095)	-	(21,617)
Net income	$68,425	$59,573	$186,232	$136,904

Earnings from continuing operations per share:
Basic	$0.77	$0.68	$2.09	$1.79
Diluted	$0.75	$0.66	$2.03	$1.75

Loss from discontinued operations per share:
Basic	$0.00	$(0.01)	$0.00	$(0.24)
Diluted	$0.00	$(0.01)	$0.00	$(0.24)

Earnings per share:
Basic	$0.77	$0.67	$2.09	$1.55
Diluted	$0.75	$0.65	$2.03	$1.51

Weighted-average common shares outstanding:
Basic	88,930	88,790	89,216	88,383
Diluted	91,376	91,399	91,908	90,779

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27,	September 29,
	2008	2007

Cash flows from operating activities:
Net income	$186,232	$136,904
Adjustments to reconcile net income to net cash
provided by operating activities:
Loss on sales of discontinued operation, net of tax	-	929
Depreciation and amortization	59,183	53,021
Stock-based compensation expense	23,060	16,720
Impairment from write-down of long-lived assets of discontinued operations	-	32,667
Provision for losses on trade and other accounts receivable	3,711	1,062
Benefit from deferred income taxes	(1,291)	(16,730)
Stock issued to 401(k) plan	4,662	4,104
Undistributed (earnings) losses of affiliates	(4,020)	687
Minority interest in net income of subsidiaries	15,659	11,004
Other	(2,132)	(2,870)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(66,751)	(82,521)
Inventories	(68,182)	(31,941)
Other current assets	(3,494)	(9,841)
Accounts payable and accrued expenses	41,927	36,730
Net cash provided by operating activities	188,564	149,925

Cash flows from investing activities:
Purchases of fixed assets	(38,119)	(33,023)
Payments for equity investment and business
acquisitions, net of cash acquired	(25,930)	(124,298)
Cash received from business divestitures	-	5,061
Purchases of available-for-sale securities	(35,925)	(115,066)
Proceeds from sales of available-for-sale securities	1,572	135,315
Net proceeds from (payments for) foreign exchange forward contract settlements	9,090	(16,980)
Other	3,707	(11,037)
Net cash used in investing activities	(85,605)	(160,028)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	-	483
Repayments of bank borrowings	(5,786)	(4,554)
Principal payments for long-term debt	(30,139)	(42,529)
Proceeds from issuance of stock upon exercise of stock options	25,041	32,719
Payments for repurchases of common stock	(54,945)	(30,689)
Excess tax benefits related to stock-based compensation	10,635	11,597
Other	(1,856)	(1,879)
Net cash used in financing activities	(57,050)	(34,852)

Net change in cash and cash equivalents	45,909	(44,955)
Effect of exchange rate changes on cash and cash equivalents	(5,135)	3,766
Cash and cash equivalents, beginning of period	247,590	248,647
Cash and cash equivalents, end of period	$288,364	$207,458

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the nine months ended September 27, 2008 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 27, 2008.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 2. Segment Data (Continued)

The following tables present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Net Sales:
Healthcare distribution (1):
Dental (2)	$644,871	$616,972	$1,916,193	$1,780,790
Medical (3)	426,853	444,990	1,091,230	1,152,057
International (4)	538,033	411,772	1,693,017	1,177,742
Total healthcare distribution	1,609,757	1,473,734	4,700,440	4,110,589
Technology (5)	41,014	31,841	120,927	92,131
Total	$1,650,771	$1,505,575	$4,821,367	$4,202,720

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

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Operating Income:
Healthcare distribution	$100,751	$85,372	$271,939	$226,984
Technology	14,527	11,328	41,923	34,289
Total	$115,278	$96,700	$313,862	$261,273

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense, recorded in accordance with the provisions of FAS No. 123(R), “Share-Based Payment,” of $6.9 million ($4.6 million after-tax) and $23.1 million ($15.3 million after-tax) for the three and nine months ended September 27, 2008, respectively, and $6.0 million ($4.0 million after-tax) and $16.7 million ($11.0 million after-tax) for the three and nine months ended September 29, 2007, respectively.

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

The Plans provide for adjustments to the performance-based restricted stock targets for significant events such as acquisitions, divestitures, new business ventures and share repurchases. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics.

Restricted stock units, or RSUs, are unit awards that we grant to certain non-U.S. employees that entitle the recipient to shares of common stock upon vesting after four years for time-based awards or three years for performance-based awards. The fair value of RSUs is determined on the date of grant, based on our closing stock price.

Total unrecognized compensation cost related to non-vested awards as of September 27, 2008 was $51.3 million, which is expected to be recognized over a weighted-average period of approximately two years. There were no significant capitalized stock-based compensation costs as of September 27, 2008.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2008	2007
Expected dividend yield	0%	0%
Expected stock price volatility	20%	20%
Risk-free interest rate	2.75%	4.75%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the nine months ended September 27, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,829,453	$34.67
Granted	1,124,795	59.78
Exercised	(961,874)	26.16		$30,825
Forfeited	(91,943)	42.57
Outstanding at end of period	6,900,431	$39.85	6.5	$108,729

Options exercisable at end of period	4,958,016	$34.35	5.7	$102,226

The following table summarizes the status of our non-vested restricted stock/units for the nine months ended September 27, 2008:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	204,668	$9,769,979
Granted	120,503	7,106,103
Vested	(22,518)	(1,195,563)
Forfeited	(4,512)	(228,873)
Outstanding at end of period	298,141	$15,451,646

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	314,237	$15,417,508
Granted	258,923	14,366,054
Forfeited	(4,512)	(228,873)
Outstanding at end of period	568,648	$29,554,689

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 4. Business Acquisitions and Other Transactions

Acquisitions

We completed certain acquisitions during the nine months ended September 27, 2008. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Loan and Investment Agreement

As of September 27, 2008, we loaned D4D Technologies, LLC (“D4D”) $13.4 million and, if certain milestones are achieved, up to an additional $16.4 million of loans may be made in increments by May 2010. We have also advanced certain amounts to fund D4D’s operating needs without regard to the milestones. The loans, a portion of which can be converted to equity investments, are repayable on various dates through July 2013. We expect to account for any such equity investments under the equity method prospectively from the date of our first equity investment. We are in discussions with D4D to amend the terms of some or a portion of the D4D loans, including provisions relating to further amounts that may be payable and those relating to conversion of certain amounts to equity.

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

For the three and nine months ended September 27, 2008 and September 29, 2007, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Basic	88,929,672	88,790,332	89,216,159	88,383,249
Effect of assumed exercise of stock options	714,934	1,106,356	953,346	1,204,435
Effect of assumed vesting of restricted stock	864,738	517,478	806,669	459,898
Effect of assumed conversion of convertible debt	866,457	984,790	932,091	731,384
Diluted	91,375,801	91,398,956	91,908,265	90,778,966

       Weighted-average options to purchase 1,087,289 shares of common stock at exercise prices ranging from $56.21 to $62.05 per share that were outstanding during the three months ended September 27, 2008 were excluded from the computation of diluted earnings per share. Weighted-average options to purchase 833,041 shares of common stock at exercise prices ranging from $56.69 to $62.05 per share and 3,321

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 5. Earnings Per Share (Continued)

shares of common stock at an exercise price of $55.18 per share that were outstanding during the nine months ended September 27, 2008 and September 29, 2007, respectively, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

Note 6. Comprehensive Income

Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, but also includes unrealized gains on hedging activity, unrealized losses on available-for-sale securities and pension adjustments. Comprehensive income totaled $13.6 million and $163.0 million for the three and nine months ended September 27, 2008, respectively, and $84.3 million and $170.4 million for the three and nine months ended September 29, 2007, respectively.

Note 7. Fair Value Measurements

Effective December 30, 2007, we adopted SFAS No. 157, “Fair Value Measurements” (“FAS 157”), as it relates to financial assets and financial liabilities. FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of FAS 157 did not have a material impact on our consolidated financial statements.

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

Auction-rate securities

As of September 27, 2008, we have approximately $34.9 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $23.8 million of our ARS are backed by student loans that are backed by the federal government and the remaining $11.1 million are invested in closed-end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers. The continuing failure of these auctions could result in our inability to liquidate our ARS in the near future. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates. We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.

Recently, there has been a decrease in the level of refinancing activity within the closed-end municipal bond fund market. Based upon the lack of activity, we reclassified $11.1 million of holdings to long-term, available-for-sale securities during the quarter ended September 27, 2008.

      As of September 27, 2008, we have changed the classification of our closed-end municipal bond fund portfolio from Level 2 to Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of refinancing activity.

Based upon the continued lack of activity within the student loan market, we continue to classify $23.8 million of holdings, as of September 27, 2008, as long-term available-for-sale securities and as Level 3 within the fair value hierarchy.

Money market fund

As of September 27, 2008, we had $25.0 million invested in the Reserve Primary Fund. This money market fund included in its holdings commercial paper of Lehman Brothers. As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased from $1.00 to $0.97. Currently, this fund is in the process of being liquidated. As of September 27, 2008, we have recorded a charge of approximately $0.8 million (in Other expense, net) in our consolidated statements of income due to the uncertainty of the amount that we will ultimately receive from the fund. As of September 27, 2008, the value of our holdings in this fund have been classified within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

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

        Near the end of the third quarter, we had 16 open foreign exchange contracts with Lehman Brothers Special Financing, Inc. (with settlement dates ranging from September 19 to December 12, 2008) consisting of forwards established primarily for the hedging of intercompany loans. On September 25, 2008, as a result of the bankruptcy of Lehman Brothers Holdings, Inc., we sent an early termination notice to Lehman Brothers for all outstanding contracts as it appeared likely they would not be able to honor their obligation for these hedges.

        As of the date of the termination notice, the net cash settlement exposure on all the outstanding Lehman Brothers contracts was approximately $3.7 million, a claim for which we plan to file under the bankruptcy liquidation proceedings. Due to the uncertainty of the collection of this amount, we have fully reserved (in Other, net in our consolidated statements of income) approximately $3.7 million at September 27, 2008.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 27, 2008:

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$34,932	$34,932
Money market fund	-	-	24,250	24,250
Derivative contracts	-	2,536	-	2,536
Total assets	$-	$2,536	$59,182	$61,718

Liabilities:
Derivative contracts	$-	$555	$-	$555
Total liabilities	$-	$555	$-	$555

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 7. Fair Value Measurements (Continued)

As of September 27, 2008, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model. The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio. We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc. As a result of these analyses, for the three months ended September 27, 2008, we recorded a temporary impairment loss of $0.1 million related to our ARS portfolio and a permanent loss of $0.8 million related to our holdings within the Reserve Primary Fund as of September 27, 2008. The following table presents a reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (Unobservable Inputs)
Closed-End Municipal Bond Fund and
Student Loan Backed
Auction-Rate Securities
and Money Market Fund

Balance, June 28, 2008	$23,868
Transfers to Level 3	39,961
Gains and losses:
Reported in earnings	(4,511)
Reported in accumulated other comprehensive income	(136)
Balance, September 27, 2008	$59,182

There were no purchases, sales or material realized gains or losses associated with our Level 3 ARS during the three or nine months ended September 27, 2008.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 8. Income Taxes

  The total amount of unrecognized tax benefits as of September 27, 2008 was approximately $13.1 million, all of which would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

        The total amounts of interest and penalties were approximately $2.3 million and $0, respectively, for the nine months ended September 27, 2008. It is expected that the amount of interest will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

        The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.

Note 9. Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 27,	September 29,
	2008	2007
Interest	$28,513	$26,296
Income taxes	77,516	64,920

During the nine months ended September 27, 2008, we had a $0.4 million non-cash net unrealized loss related to hedging activities.  During the nine months ended September 29, 2007, we had a $1.0 million non-cash net unrealized gain related to hedging activities.

Note 10. Subsequent Event

         On November 5, 2008, we announced certain expense reduction actions to reduce costs in light of the current economic environment. The actions will include the elimination of approximately 300 positions from our operations around the world, or approximately 2.5% of our workforce, and the closing of several smaller facilities. These actions will result in a one-time pretax charge of approximately $22 million to $25 million, which we expect to record in the fourth quarter of 2008.

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

As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain relatively consistent with recent trends for the foreseeable future. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2007 – 2017” indicating that total national healthcare spending reached $2.1 trillion in 2006, or 16.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $4.3 trillion in 2017, approximately 19.5% of the nation’s gross domestic product.

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

Expense Reduction Initiative

        On November 5, 2008, we announced certain expense reduction actions to reduce costs in light of the current economic environment. The actions will include the elimination of approximately 300 positions from our operations around the world, or approximately 2.5% of our workforce, and the closing of several smaller facilities. These actions will result in a one-time pretax charge of approximately $22 million to $25 million, which we expect to record in the fourth quarter of 2008.

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations for the three and nine months ended September 27, 2008 and September 29, 2007, and cash flows for the nine months ended September 27, 2008 and September 29, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007
Operating results:
Net sales	$1,650,771	$1,505,575	$4,821,367	$4,202,720
Cost of sales	1,172,190	1,076,245	3,403,138	2,968,567
Gross profit	478,581	429,330	1,418,229	1,234,153
Operating expenses:
Selling, general and administrative	363,303	332,630	1,104,367	972,880
Operating income	$115,278	$96,700	$313,862	$261,273

Other expense, net	$(8,464)	$2,079	$(16,288)	$(1,273)
Income from continuing operations	68,425	60,668	186,232	158,521

Cash flows:
Net cash provided by operating activities			$188,564	$149,925
Net cash used in investing activities			85,605	160,028
Net cash used in financing activities			57,050	34,852

Three Months Ended September 27, 2008 Compared to Three Months Ended September 29, 2007

Net Sales

Net sales from continuing operations for the three months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

	September 27,	% of	September 29,	% of
	2008	Total	2007	Total
Healthcare distribution (1):
Dental (2)	$644,871	39.0%	$616,972	41.0%
Medical (3)	426,853	25.9	444,990	29.6
International (4)	538,033	32.6	411,772	27.3
Total healthcare distribution	1,609,757	97.5	1,473,734	97.9
Technology (5)	41,014	2.5	31,841	2.1
Total	$1,650,771	100.0%	$1,505,575	100.0%

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

The $145.2 million, or 9.6%, increase in net sales for the three months ended September 27, 2008 includes increases of 8.0% local currency growth (2.2% internally generated and 5.8% from acquisitions) and 1.6% related to foreign currency exchange.

The $27.9 million, or 4.5%, increase in dental net sales for the three months ended September 27, 2008 includes increases of 4.4% local currency growth (all internally generated) and 0.1% related to foreign currency exchange. The 4.4% local currency growth was due to dental consumable merchandise sales growth of 4.8% (all internally generated) and dental equipment sales and service growth of 3.4% (all internally generated).

   The $18.1 million, or 4.1%, decrease in medical net sales for the three months ended September 27, 2008 includes a decline in internal growth of 4.2% and acquisition growth of 0.1%. This decrease was due to a reduction of sales of certain lower-margin pharmaceutical products. Excluding sales of these products, internal medical net sales growth was approximately 3.4% or approximately 2.0% excluding sales of influenza vaccine.

The $126.2 million, or 30.7%, increase in international net sales for the three months ended September 27, 2008 includes increases of 24.7% in local currencies (5.2% internally generated and 19.5% from acquisitions), and 6.0% related to foreign currency exchange.

The $9.2 million, or 28.8%, increase in technology net sales for the three months ended September 27, 2008 includes an increase in internal growth of 11.3% and acquisition growth of 17.5%. The increase in net sales growth was primarily driven by last year’s acquisition of Software of Excellence and by growth in our electronic and financial services businesses.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

	September 27,	Gross	September 29,	Gross
	2008	Margin %	2007	Margin %

Healthcare distribution	$448,232	27.8%	$405,536	27.5%
Technology	30,349	74.0	23,794	74.7
Total	$478,581	29.0	$429,330	28.5

For the three months ended September 27, 2008, gross profit increased $49.3 million, or 11.5%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products combined with the nature of the software industry, in which developers typically realize higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $42.7 million, or 10.5%, for the three months ended September 27, 2008 from the comparable prior year period. Healthcare distribution gross profit margin increased to 27.8% for the three months ended September 27, 2008 from 27.5% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit increased $6.6 million, or 27.5%, for the three months ended September 27, 2008 from the comparable prior year period. Technology gross profit margin decreased to 74.0% for the three months ended September 27, 2008 from 74.7% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

		% of		% of
	September 27,	Respective	September 29,	Respective
	2008	Net Sales	2007	Net Sales

Healthcare distribution	$347,481	21.6%	$320,164	21.7%
Technology	15,822	38.6	12,466	39.2
Total	$363,303	22.0	$332,630	22.1

Selling, general and administrative expenses increased $30.7 million, or 9.2%, to $363.3 million for the three months ended September 27, 2008 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 22.0% from 22.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $19.2 million, or 8.5%, to $244.2 million for the three months ended September 27, 2008 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 14.8% from 15.0% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $11.5 million, or 10.7%, to $119.1 million for the three months ended September 27, 2008 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 7.2% from 7.1% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

	September 27,	September 29,
	2008	2007

Interest income	$4,260	$4,378
Interest expense	(7,933)	(6,216)
Other, net	(4,791)	3,917
Other expense, net	$(8,464)	$2,079

Other expense, net, increased $10.5 million for the three months ended September 27, 2008 from the comparable prior year period. Approximately $3.7 million of the increase was due to a reserve for losses associated with open foreign exchange contracts for hedging intercompany loans with Lehman Brothers Special Financing, Inc., whose parent, Lehman Brothers Holdings, Inc. filed for Chapter 11 bankruptcy on September 15, 2008. An additional $0.8 million was attributable to a reserve for losses in our investment in the Reserve Primary Fund, a money market fund that decreased its net asset value from $1.00 to $0.97 due to investments in Lehman Brothers debt. The prior period’s results also reflect a gain recorded from the divestiture of certain non-core businesses related to the acquisition of a dental supply company in the third quarter of 2007.

Income Taxes

  For the three months ended September 27, 2008, our effective tax rate from continuing operations was 32.5% compared to 34.1% for the prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Nine Months Ended September 27, 2008 Compared to Nine Months Ended September 29, 2007

Net Sales

Net sales from continuing operations for the nine months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

	September 27,	% of	September 29,	% of
	2008	Total	2007	Total
Healthcare distribution (1):
Dental (2)	$1,916,193	39.8%	$1,780,790	42.4%
Medical (3)	1,091,230	22.6	1,152,057	27.4
International (4)	1,693,017	35.1	1,177,742	28.0
Total healthcare distribution	4,700,440	97.5	4,110,589	97.8
Technology (5)	120,927	2.5	92,131	2.2
Total	$4,821,367	100.0%	$4,202,720	100.0%

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

The $618.7 million, or 14.7%, increase in net sales for the nine months ended September 27, 2008 includes increases of 11.2% local currency growth (3.0% internally generated and 8.2% from acquisitions) and 3.5% related to foreign currency exchange.

The $135.4 million, or 7.6%, increase in dental net sales for the nine months ended September 27, 2008 includes increases of 6.7% local currency growth (5.7% internally generated and 1.0% from acquisitions) and 0.9% related to foreign currency exchange. The 6.7% local currency growth was due to dental consumable merchandise sales growth of 6.2% (5.2% internally generated and 1.0% from acquisitions) and dental equipment sales and service growth of 8.2% (7.3% internally generated and 0.9% from acquisitions).

   The $60.8 million, or 5.3%, decrease in medical net sales for the nine months ended September 27, 2008 includes a decline in internal growth of 5.7% and acquisition growth of 0.4%. This decrease was due to a reduction of sales of certain lower-margin pharmaceutical products. Excluding sales of these products, internal medical net sales growth was 3.2% or approximately 2.6% excluding sales of influenza vaccine.

The $515.3 million, or 43.8%, increase in international net sales for the nine months ended September 27, 2008 includes increases of 32.4% in local currencies (7.2% internally generated and 25.2% from acquisitions), and 11.4% related to foreign currency exchange.

The $28.8 million, or 31.3%, increase in technology net sales for the nine months ended September 27, 2008 includes increases of 30.9% in local currency growth (7.8% internally generated and 23.1% from acquisitions) and 0.4% related to foreign currency exchange. The increase in net sales growth was primarily driven by last year’s acquisition of Software of Excellence and by growth in our electronic and financial services businesses.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the nine months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

	September 27,	Gross	September 29,	Gross
	2008	Margin %	2007	Margin %

Healthcare distribution	$1,328,633	28.3%	$1,165,059	28.3%
Technology	89,596	74.1	69,094	75.0
Total	$1,418,229	29.4	$1,234,153	29.4

For the nine months ended September 27, 2008, gross profit increased $184.1 million, or 14.9%, from the comparable prior year period.

Healthcare distribution gross profit increased $163.6 million, or 14.0%, for the nine months ended September 27, 2008 from the comparable prior year period. Healthcare distribution gross profit margin remained constant at 28.3% for the nine months ended September 27, 2008 compared with the comparable prior year period.

Technology gross profit increased $20.5 million, or 29.7%, for the nine months ended September 27, 2008 from the comparable prior year period. Technology gross profit margin decreased to 74.1% for the nine months ended September 27, 2008 from 75.0% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the nine months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

		% of		% of
	September 27,	Respective	September 29,	Respective
	2008	Net Sales	2007	Net Sales

Healthcare distribution	$1,056,694	22.5%	$938,074	22.8%
Technology	47,673	39.4	34,806	37.8
Total	$1,104,367	22.9	$972,880	23.1

Selling, general and administrative expenses increased $131.5 million, or 13.5%, to $1.1 billion for the nine months ended September 27, 2008 from the comparable prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 22.9% from 23.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $94.3 million, or 14.5%, to $745.0 million for the nine months ended September 27, 2008 from the comparable prior year period. As a percentage of net sales, selling expenses remained constant at 15.5% compared with the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $37.2 million, or 11.6%, to $359.4 million for the nine months ended September 27, 2008 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.5% from 7.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the nine months ended September 27, 2008 and September 29, 2007 were as follows (in thousands):

	September 27,	September 29,
	2008	2007

Interest income	$12,217	$12,766
Interest expense	(23,040)	(18,381)
Other, net	(5,465)	4,342
Other expense, net	$(16,288)	$(1,273)

Other expense, net, increased $15.0 million for the nine months ended September 27, 2008 from the comparable prior year period. Approximately $3.7 million of the increase was due to a reserve for losses associated with open foreign exchange contracts for hedging intercompany loans with Lehman Brothers Special Financing, Inc., whose parent, Lehman Brothers Holdings, Inc. filed for Chapter 11 bankruptcy on September 15, 2008. An additional $0.8 million was attributable to a reserve for losses in our investment in the Reserve Primary Fund, a money market fund that decreased its net asset value from $1.00 to $0.97 due to investments in Lehman Brothers debt. The prior period’s results also reflect a gain recorded from the divestiture of certain non-core businesses related to the acquisition of a dental supply company in the third quarter of 2007.

Income Taxes

  For the nine months ended September 27, 2008, our effective tax rate from continuing operations was 33.5% compared to 34.5% for the prior year period. The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

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

We finance our business primarily through cash generated from our operations, revolving credit facilities, debt placements and stock issuances. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services, and access to products and services from our suppliers. Given current operating, economic and industry conditions, we believe that demand for our products and services will remain relatively consistent with recent trends in the foreseeable future.

Net cash flow provided by operating activities was $188.6 million for the nine months ended September 27, 2008, compared to $149.9 million for the comparable prior year period. This net change of $38.7 million was primarily due to increased net income, increased non-cash stock-based compensation expense, as well as changes in deferred income taxes, partially offset by a non-cash charge in the prior year from the write-down of long-lived assets of discontinued operations and an increase in the use of net working capital.

Net cash used in investing activities was $85.6 million for the nine months ended September 27, 2008, compared to $160.0 million for the comparable prior year period. The net change of $74.4 million was primarily due to a reduction in payments for business acquisitions, increased net proceeds from foreign exchange forward contract settlements and a decrease in purchases of available-for-sale securities, partially offset by a decrease in proceeds from sales of available-for-sale securities. We expect to invest approximately $12.0 million to $17.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our core structure.

Net cash used in financing activities was $57.1 million for the nine months ended September 27, 2008, compared to $34.9 million for the comparable prior year period. The net change of $22.2 million was primarily due to increased repurchases of common stock, decreases in cash proceeds received and tax benefits related to stock option exercises, partially offset by a decrease in repayments for long-term debt.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 27,	December 29,
	2008	2007

Cash and cash equivalents	$288,634	$247,590
Available-for-sale securities - short-term	-	997
Available-for-sale securities - long-term	34,932	-
Money market fund	24,250	-
Working capital	913,564	908,160

Debt:
Bank credit lines	$6,226	$8,977
Current maturities of long-term debt	153,802	24,319
Long-term debt	268,990	423,274
Total debt	$429,018	$456,570

        Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At September 27, 2008, our available-for-sale securities consisted of auction-rate securities (“ARS”), as discussed in further detail below. At December 29, 2007, our available-for-sale securities consisted of an investment in stock of a single company, which was sold in 2008.

        As of September 27, 2008, we have approximately $34.9 million invested in ARS. ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $23.8 million of our ARS are backed by student loans that are backed by the federal government and the remaining $11.1 million are invested in closed-end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers. The continuing failure of these auctions could result in our inability to liquidate our ARS in the near future. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates. We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.

Recently, there has been a decrease in the level of refinancing activity within the closed-end municipal bond fund market. Based upon the lack of activity, we reclassified our approximately $11.1 million of holdings to long-term, available-for-sale securities during the quarter ended September 27, 2008.

Based upon the lack of activity within the student loan market, we will continue to classify our approximately $23.8 million holdings as of September 27, 2008 as long-term, available-for-sale securities.

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

Our accounts receivable days sales outstanding from continuing operations decreased to 41.3 days for the nine months ended September 27, 2008 from 42.2 days for the comparable prior year period. During the three and nine months ended September 27, 2008, we wrote-off approximately $1.8 million and $4.7 million, respectively, of fully reserved accounts receivable against our trade receivable reserve, which had no effect on our earnings. Our inventory turnover from continuing operations for the nine months ended September 27, 2008 was 6.5 turns compared to 6.6 turns for the comparable prior year period.

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

Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $400.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy the cash portion of our conversion obligation. We also will pay contingent interest during any six-month-interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.

Our $170.0 million of senior notes include $130.0 million of notes, which bear interest at a fixed rate of 6.9% per annum and mature on June 30, 2009, and $40.0 million of notes which bear interest at a fixed rate of 6.7% per annum and mature at a rate of $20.0 million per annum on September 25, 2009 and September 27, 2010, respectively. Interest on both notes is payable semi-annually.

In 2003, we entered into agreements relating to our $170.0 million remaining senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of September 27, 2008, there is $170.0 million of principal remaining with a weighted-average interest rate of 7.02%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature. The $400.0 million credit line expires in September 2013. This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010. As of September 27, 2008, there were $11.1 million of letters of credit provided to third parties and no borrowings outstanding under this revolving credit facility.

From June 21, 2004 through September 27, 2008, we repurchased $214.4 million or 5,065,542 shares under our common stock repurchase programs, with $85.6 million available for future common stock share repurchases, under repurchase programs approved by our Board of Directors.

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

        In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that FAS 161 will have on our consolidated financial statements.

In April 2008, the FASB issued Action Alert No. 08-14 in reference to FASB Staff Position (“FSP”) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP indicates that we have to allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt. The final FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Upon the retrospective implementation of this FSP, we will record an unamortized debt discount of approximately $32.6 million, which will be amortized over a period of six years. The annual impact that this FSP will have on our consolidated financial statements is approximately $5.3 million pre-tax (or approximately $3.4 million after-tax which approximates $0.04 per share).

        In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this of this FSP did not have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 27, 2008 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

       There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 27, 2008, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On October 31, 2005 and on March 28, 2007, our Board of Directors authorized an additional $100.0 million and $100.0 million, respectively, of shares of our common stock to be repurchased under this program. As of September 27, 2008, we had repurchased $214.4 million of common stock (5,065,542 shares) under this initiative, with $85.6 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 27, 2008:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Announced Program	Our Program (2)

06/29/08 through 08/02/08	411,300	$51.40	411,300	1,662,599
08/03/08 through 08/30/08	-	-	-	1,500,263
08/31/08 through 09/27/08	40,000	53.91	40,000	1,561,376
Total	451,300	$51.63	451,300

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6. EXHIBITS

Exhibits.

10.1

Credit Agreement among the Company, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, N.A., The Bank of New York Mellon and UniCredit Markets and Investment Banking, as co-syndication agents, dated as of September 5, 2008

10.2	Amendment dated September 30, 2008 to Employment Agreement between the Company and Stanley M. Bergman**

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Dated: November 5, 2008