Form 10-K
period 2008-12-27
HENRY SCHEIN INC
filed 2009-02-24
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 27, 2008

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27078

 HENRY SCHEIN, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	135 Duryea Road
(State or other jurisdiction of	Melville, New York
incorporation or organization)	(Address of principal executive offices)
11-3136595	11747
(I.R.S. Employer Identification No.)	(Zip Code)

(631) 843-5500

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES: X	NO: __

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES: __	NO: X

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

Large accelerated filer: X	Accelerated filer: __	Non-accelerated filer: __	Smaller reporting company: __
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES: __	NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on June 28, 2008 was approximately $4,614,702,000.

As of February 13, 2009, there were 89,358,599 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 27, 2008) are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

		Page
		Number
PART I
ITEM 1.	Business	3
ITEM 1A.	Risk Factors	13
ITEM 1B.	Unresolved Staff Comments	19
ITEM 2.	Properties	20
ITEM 3.	Legal Proceedings	20
ITEM 4.	Submission of Matters to a Vote of Security Holders	21

PART II
ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities	21
ITEM 6.	Selected Financial Data	24
ITEM 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	26
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk	46
ITEM 8.	Financial Statements and Supplementary Data	48
ITEM 9.	Changes In and Disagreements With Accountants on Accounting
	and Financial Disclosure	92
ITEM 9A.	Controls and Procedures	92
ITEM 9B.	Other	95

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance	95
ITEM 11.	Executive Compensation	95
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters	96
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence	96
ITEM 14.	Principal Accountant Fees and Services	96

PART IV
ITEM 15.	Exhibits and Financial Statement Schedules	97
	Signatures	98
	Exhibit Index	101

PART I

ITEM 1. Business

General

We believe we are the largest distributor of healthcare products and services to office-based healthcare practitioners in the combined North American and European markets. We serve more than 575,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 76 years of distributing healthcare products.

We are headquartered in Melville, New York, employ more than 12,500 people (of which approximately 5,000 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom. We also have affiliates in Iceland, Israel, Saudi Arabia and the United Arab Emirates.

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

Industry

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $27.5 billion in 2008 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

In North America, we compete with other distributors, as well as several manufacturers, of dental, medical and animal health products, primarily on the basis of price, breadth of product line, customer service and value-added products and services. In the sale of our dental products, our primary competitors are the Patterson Dental Division of Patterson Companies, Inc. and Benco Dental Supply Company. In addition, we compete against a number of other distributors that operate on a national, regional and local level. Our primary competitors in the sale of medical products are the General Medical division of McKesson Corp., PSS World Medical, Inc. and the Allegiance division of Cardinal Health, Inc., which are national distributors. In the animal health market, our primary competitors are Butler Animal Health Supply, LLC, MWI Veterinary Supply Inc. and the Webster Veterinary division of Patterson Companies, Inc. We also compete against a number of regional and local medical and animal health distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians. With regard to our dental practice management software, we compete against numerous companies, including PracticeWorks, Inc. and Patterson. In the animal health practice management market, our primary competitor is IDEXX Laboratories, Inc. The medical practice management and electronic medical records market is very fragmented and therefore we compete with numerous companies such as NextGen Healthcare Information Systems, Inc., eClinicalWorks, Allscripts, LLC and athenahealth, Inc.

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Planmeca Oy, Omega Pharma NV, Billericay Dental Supply Co. Ltd., National Veterinary Services and Alcyon SA, as well as a large number of dental, medical and animal health product distributors and manufacturers in Australia, Austria, Belgium, China, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices. Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 76 years of experience in distributing products to healthcare practitioners resulting in strong awareness of the “Henry Schein” name. Our competitive strengths include:

Direct sales and marketing expertise. Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement. The key elements of our direct sales and marketing efforts are:

•

Field sales consultants. We have approximately 2,775 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets. These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•

Direct marketing. During 2008, we distributed approximately 28.0 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based healthcare customers.

•

Telesales. We support our direct marketing effort with approximately 1,425 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•

Consumable supplies and equipment. We offer over 90,000 Stock Keeping Units, or SKUs, to our customers. Of the SKUs offered, approximately 46,000 are offered to our dental customers, approximately 32,000 to our medical customers and approximately 22,000 to our animal health customers. We offer over 100,000 additional SKUs to our customers in the form of special order items.

•

Technology and other value-added products and services. We sell practice management software systems to our dental, medical and animal health customers. Our practice management software solutions provide practitioners with patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs. As of December 27, 2008, we have an active user base of more than 60,000 practices, including Dentrix®, Easy Dental®, Oasis® and EXACT® for dental practices, MicroMD® for physician practices and AVImark® for animal health clinics.

•

Repair services. We have 202 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our healthcare customers. Our technicians provide installation and repair services for dental handpieces; dental, medical and animal health small equipment; table top sterilizers; and large dental equipment.

•

Financial services. We offer our customers assistance in operating their practices by providing access to a number of financial services and products (including non-recourse financing for equipment, technology and software products; non-recourse patient financing; collection services and credit card processing) at rates that we believe are generally lower than what they would be able to secure independently.

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

Cost-effective purchasing. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of healthcare products. We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost. In 2008, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 33% and 10%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	2008	2007 (1)	2006 (1)
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory products
and small equipment (2)	46.5%	46.2%	46.4%
Large dental equipment (3)	17.9	18.2	19.0
Total dental	64.4	64.4	65.4

Medical:
Medical products (4)	22.8	26.9	28.5
Animal health products (5)	10.2	6.5	4.1
Total medical	33.0	33.4	32.6

Total Healthcare Distribution	97.4	97.8	98.0

Technology
Software and related products and
other value-added products (6)	2.6	2.2	2.0

Total	100.0%	100.0%	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.
(2)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.
(3)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.
(4)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.
(5)	Includes branded and generic pharmaceuticals, surgical and consumable products and small equipment.
(6)	Includes software and related products and other value-added products, including financial products and continuing education.

Business Strategy

Our objective is to continue to expand as a value-added distributor of healthcare products and services to office-based healthcare practitioners. To accomplish this, we will apply our competitive strengths in executing the following strategies:

•

Increase penetration of our existing customer base. We have over 575,000 customers worldwide and we intend to increase sales to our existing customer base and enhance our position as their primary supplier.

•

Increase the number of customers we serve. This strategy includes increasing the number and productivity of field sales consultants, as well as using our customer database to focus our marketing efforts.

•

Leverage our value-added products and services. We continue to increase cross-selling efforts for key product lines. In the dental business, we have significant cross-selling opportunities between our dental practice management software users and our dental distribution customers. In the medical business, we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales to medical distribution customers, as well as cross-selling core products and practice management software with these key products. In the animal health business, we have opportunities to cross-sell practice management software and other products.

•

Pursue strategic acquisitions and joint ventures. Our acquisition strategy includes acquiring businesses complementary to ours that will provide, among other things, additional sales to be channeled through our existing distribution infrastructure, access to additional product lines and networks of field sales consultants and an opportunity to further expand into new geographic markets.

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services. Between 2008 and 2018, the 45 and older population is expected to grow by approximately 16%. Between 2008 and 2028, this age group is expected to grow by approximately 29%. This compares with expected total U.S. population growth rates of approximately 9% between 2008 and 2018 and approximately 18% between 2008 and 2028.

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

We believe our international group is a leading European healthcare supplier servicing office-based dental, medical and animal health practices. We are in the process of implementing SAP software across continental Europe. Additionally, we are expanding our dental full-service model and our animal health presence in Europe, as well as our medical offerings in countries where opportunities exist. Through our “Schein Direct” program, we also have the capability to provide door-to-door air package delivery to practitioners in over 200 countries around the world.

For information on revenues and long-lived assets by geographic area, see Note 12 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.

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

Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results also may be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	restructuring charges;

•	changes in accounting principles;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service issues with our third-party shippers.

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

Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain a registration annually from the United States Drug Enforcement Administration and are subject to other regulatory requirements relating to the sale, marketing, handling and distribution of such drugs, in accordance with specified rules and regulations. We are subject to inspection by the United States Drug Enforcement Administration.

Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the United States Food and Drug Administration, the Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale. These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices, or own pharmacy operations. The United States Drug Enforcement Administration, the United States Food and Drug Administration and state regulatory authorities have broad enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations. Our customers are also subject to significant federal, state, local and foreign governmental regulation.

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

Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, handling and disposal of hazardous or potentially hazardous substances. In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the supply channel. For example, Florida and other states are implementing drug pedigree requirements that require that prescription drugs be distributed with records or information documenting the prior distribution of the drug, back to the manufacturers. California has enacted a law requiring the implementation of an electronic drug pedigree system that provides track and trace chain of custody technologies, such as radio frequency identification, or RFID, technologies, although the effective date has been postponed until January 1, 2015 for pharmaceutical manufacturers and July 1, 2016 for pharmaceutical wholesalers and repackagers. There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system. At the federal level, the United States Food and Drug Administration issued final regulations pursuant to the Prescription Drug Marketing Act that became effective in December 2006. The regulations impose drug pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling our products and handling product returns. In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of some of the federal drug pedigree requirements, in response to a case initiated by secondary distributors. On February 1, 2007, the United States Department of Health and Human Services and the United States Food and Drug Administration appealed this decision to the federal Court of Appeals for the Second Circuit. This injunction was upheld by the Court of Appeals on July 10, 2008.

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

Employees

As of December 27, 2008, we employed more than 12,500 full-time employees, including approximately 1,425 telesales representatives, 2,775 field sales consultants, including equipment sales specialists, 2,325 warehouse employees, 500 computer programmers and technicians, 1,200 management employees and 4,325 office, clerical and administrative employees. Approximately 217 or 1.7% of our employees were subject to collective bargaining agreements. We believe that our relations with our employees are excellent.

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

      The above information is also available at the SEC’s Office of Investor Education and Advocacy at United States Securities and Exchange Commission, 100 F Street, N.E., Washington, D.C. 20549-0213 or obtainable by calling the SEC at (800) 732-0330. In addition, the SEC maintains an Internet Web site at www.sec.gov, where the above information can be viewed.

Our principal executive offices are located at 135 Duryea Road, Melville, New York 11747, and our telephone number is (631) 843-5500. Unless the context specifically requires otherwise, the terms the “Company,” “Henry Schein,” “we,” “us” and “our” mean Henry Schein, Inc., a Delaware corporation, and its consolidated subsidiaries.

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	59	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	56	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	55	President, Chief Operating Officer, Director
Leonard A. David	60	Senior Vice President, Chief Compliance Officer
James Harding	53	Senior Vice President, Chief Technology Officer
Stanley Komaroff	73	Senior Advisor
Mark E. Mlotek	53	Executive Vice President, Corporate Business Development, Director
Steven Paladino	51	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	54	Senior Vice President, Chief Merchandising Officer
Michael Zack	56	President, International Group

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

James P. Breslawski has been our President and Chief Operating Officer since 2005 and a director since 1992. Mr. Breslawski held the position of Executive Vice President and President of U.S. Dental from 1990 to 2005, with primary responsibility for the North American Dental Group. Between 1980 and 1990, Mr. Breslawski held various positions with us, including Chief Financial Officer, Vice President of Finance and Administration and Controller.

Leonard A. David has been our Senior Vice President and Chief Compliance Officer since 2006. Mr. David held the position of Vice President and Chief Compliance Officer from 2005 to 2006. Mr. David held the position of Vice President of Human Resources and Special Counsel from 1995 to 2005. Mr. David held the position of Vice President, General Counsel and Secretary from 1990 through 1994 and practiced corporate and business law for eight years prior to joining us.

James Harding has been our Chief Technology Officer since 2005 and Senior Vice President since 2001. Prior to holding his current position, Mr. Harding was Chief Information Officer since 2001, with primary responsibility for worldwide information technology.

Stanley Komaroff has been our Senior Advisor since 2003. Prior to joining us, Mr. Komaroff was a partner for 35 years in the law firm of Proskauer Rose LLP, counsel to us. He served as Chairman of that firm from 1991 to 1999.

Mark E. Mlotek has been Executive Vice President of our Corporate Business Development Group since 2004 and was Senior Vice President of Corporate Business Development from 2000 to 2004. Prior to that, Mr. Mlotek was Vice President, General Counsel and Secretary from 1994 to 1999 and became a director in 1995. Prior to joining us, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, counsel to us, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

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

Michael Racioppi has been our Senior Vice President, Chief Merchandising Officer since 2008. Prior to holding his current position, Mr. Racioppi was President of the Medical Division from 2000 to 2008 and Interim President from 1999 to 2000, and Corporate Vice President from 1994 to 2008. Mr. Racioppi served as Senior Director, Corporate Merchandising from 1992 to 1994. Before joining us in 1992, Mr. Racioppi was employed by Ketchum Distributors, Inc. as the Vice President of Purchasing and Marketing.

Michael Zack has been President of our International Group since 2006. Mr. Zack held the position of Senior Vice President of our International Group from 1989 to 2006. Mr. Zack was employed by Polymer Technology (a subsidiary of Bausch & Lomb) as Vice President of International Operations from 1984 to 1989 and by Gruenenthal GmbH as Manager of International Subsidiaries from 1975 to 1984.

ITEM 1A. Risk Factors

Declining economic conditions could adversely affect our results of operations and financial condition.

Disruptions in the financial markets and other macro-economic challenges currently affecting the economy and the economic outlook of the United States and other parts of the world could adversely impact our customers and vendors, which could adversely affect us. Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales. We generally sell products to customers with payment terms. If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us. Likewise, for similar reasons vendors may restrict credit or impose different payment terms. Any inability of current and/or potential customers to pay us for our products and/or services or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

Disruptions in the financial market may adversely affect the availability and cost of credit to us.

Our ability to make scheduled payments or refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control. Recent disruptions in the financial markets, including the bankruptcy or restructuring of a number of financial institutions, reduced lending activity, decreased liquidity and higher costs in the commercial paper market, may adversely affect the availability and cost of credit. There can be no assurances that recent government initiatives in response to the disruptions in the financial markets will stabilize the markets in general or increase liquidity and the availability of credit to us.

The healthcare products distribution industry is highly competitive, and we may not be able to compete successfully.

We compete with numerous companies, including several major manufacturers and distributors. Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully. Most of our products are available from several sources and our customers tend to have relationships with several distributors. Competitors could obtain exclusive rights to market particular products, which we would then be unable to market. Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce our role and that of other distributors. Industry consolidation among healthcare products distributors, price competition, the unavailability of products, whether due to our inability to gain access to products or to interruptions in supply from manufacturers, or the emergence of new competitors also could increase competition. In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

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

Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices. Among the federal laws with which we must comply are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended and the Prescription Drug Marketing Act of 1987. Such laws:

•	regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs and medical devices;
•	subject us to inspection by the United States Food and Drug Administration and the United States Drug Enforcement Administration;
•	regulate the transportation of certain of our products that are considered hazardous materials;
•	require registration with the United States Food and Drug Administration and the United States Drug Enforcement Administration and various state agencies;
•	require record keeping and documentation of transactions involving drug products;
•	require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and
•	impose reporting requirements if a pharmaceutical or medical device causes serious illness, injury or death.

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

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could negatively affect our business. There can be no assurance that current government regulations will not adversely affect our business. The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material. Allegations by a governmental body that we have not complied with these laws could have a material adverse impact on our businesses. If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, and suspension or limitation of product sale and distribution. If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses. Non-compliance with government requirements could adversely affect our ability to participate in government healthcare programs. Any of the foregoing could have a material adverse impact on our businesses. We believe that the healthcare services industry will continue to be subject to extensive domestic and foreign government regulation and that we have adequate compliance programs and controls in place to ensure substantial compliance with the laws and regulations.

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

Our business is subject to seasonal and other quarterly fluctuations. Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions. Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters. Quarterly results may also be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;
•	costs related to acquisitions and/or integrations of technologies or businesses;
•	timing and amount of sales and marketing expenditures;
•	loss of sales representatives;
•	general economic conditions, as well as those specific to the healthcare industry and related industries;
•	timing of the release of upgrades and enhancements to our technology-related products and services;
•	our success in establishing or maintaining business relationships;
•	restructuring charges;
•	changes in accounting principles;
•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;
•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and
•	increases in the cost of shipping or service issues with our third-party shippers.

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

        We are in the process of integrating companies that we acquired and including the operations, services, products and personnel of each company within our management policies, procedures and strategies. We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions. To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, working capital management, financial and operational controls. If we fail in any of these areas, our business could be adversely affected.

We face inherent risk of exposure to product liability and other claims in the event that the use of the products we sell results in injury.

Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical products, medical devices, bone regeneration and other healthcare products. Additionally, we own a majority interest in companies that manufacture certain dental products. As a result, we are subject to the potential risk of product liability or other claims relating to the manufacture and distribution of products by those entities. One of the potential risks we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain. In addition, some of the products that we transport and sell are considered hazardous materials. The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability. We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business.

Our technology segment depends upon continued software and e-services product development, technical support and successful marketing.

Competition among companies supplying practice management software and/or e-services is intense and increasing. Our future sales of practice management software and e-services will depend on, among other factors:

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

Our revenues depend on our relationships with capable sales personnel as well as customers, suppliers and manufacturers of the products that we distribute.

        Our future operating results depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as customers, suppliers and manufacturers. If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be adversely affected.

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

Increases in the cost of shipping or service issues with our third-party shippers could harm our business.

Shipping is a significant expense in the operation of our business. We ship almost all of our orders through third-party delivery services, and typically bear the cost of shipment. Accordingly, any significant increase in shipping rates could have an adverse effect on our operating results. Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and adversely affect our ability to deliver products on a timely basis.

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

In 2003, we entered into interest rate swap agreements to exchange our fixed-rate interest rates for variable interest rates payable on our $230.0 million senior notes. Our fixed interest rates on the senior notes were 6.9% and 6.7% for the remaining $130.0 million and the remaining $40.0 million senior notes, respectively. The variable rate is comprised of LIBOR plus spreads and resets on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from fluctuations in interest rates.

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

In addition, our 1994 Stock Incentive Plan, 1996 Non-Employee Director Stock Incentive Plan and 2001 Non-Employee Director Incentive Plan provide for accelerated vesting of stock options upon a change in control, and certain agreements between us and our executive officers provide for increased severance payments if those executive officers are terminated without cause by the Company or if they terminate for good reason in each case, within two years after a change in control or within ninety days prior to the effective date of the change in control or after the first public announcement of the pendency of the change in control.

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

Item 1B. Unresolved Staff Comments

We have no unresolved comments from the staff of the United States Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year.

ITEM 2. Properties

We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2011
Distribution Center	Denver, PA	Lease	613,000	February 2013
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Indianapolis, IN	Lease	144,000	June 2009
Distribution Center	Grapevine, TX	Lease	242,000	July 2013
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	June 2013
Distribution Center	Niagara on the Lake, Canada	Lease	94,000	September 2016
Distribution Center	Sparks, NV	Lease	337,984	March 2011
Distribution Center	Gillingham, United Kingdom	Lease	103,000	April 2010
Distribution Center	Tours, France	Own	133,000	N/A
Distribution Center	Lyssach, Switzerland	Lease	180,000	July 2016

The properties listed in the table above are our principal properties primarily used by our healthcare distribution segment. In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.

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

As of December 27, 2008, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2008.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the Nasdaq Stock Market, or NASDAQ, under the symbol HSIC. On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index. The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2008 and 2007:

	High	Low
Fiscal 2008:
1st Quarter	$63.62	$55.25
2nd Quarter	59.43	50.74
3rd Quarter	60.42	48.93
4th Quarter	55.66	32.08

Fiscal 2007:
1st Quarter	$55.33	$45.82
2nd Quarter	56.00	51.92
3rd Quarter	61.98	53.32
4th Quarter	63.45	55.49

On February 13, 2009, there were approximately 1,098 holders of record of our common stock and the last reported sales price was $37.92.

Purchases of Equity Securities by the Issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On both October 31, 2005 and March 28, 2007, our Board of Directors authorized an additional $100.0 million, for a total of $300.0 million, of shares of our common stock to be repurchased under this program. As of December 27, 2008, we had repurchased $242.3 million of common stock (5,633,952 shares) under this initiative, with $57.7 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 27, 2008:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	per Share	Announced Program	Our Program (2)

09/28/08 through 11/01/08	568,410	$48.99	568,410	1,233,399
11/02/08 through 11/29/08	-	-	-	1,615,880
11/30/08 through 12/27/08	-	-	-	1,631,865
Total	568,410	$48.99	568,410

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash dividends on our common stock during fiscal years 2008 or 2007. We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future. We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program. Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors. The agreements governing our senior notes limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock.) As of December 27, 2008, the amount of retained earnings free of restrictions was $725.1 million.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 27, 2003, the last trading day before the beginning of our 2004 fiscal year, through the end of fiscal 2008 with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market (U.S. companies) Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

DOLLARS
225
200
175
150
125
100
75
50
25
0
December 2003
December 2004
December 2005
December 2006
December 2007
December 2008
Henry Schein, Inc.
Dow Jones U.S. Health Care Index
NASDAQ Stock Market (U.S. companies) Composite Index

ASSUMES $100 INVESTED ON DECEMBER 27, 2003

ASSUMES DIVIDENDS REINVESTED

	December 27,	December 25,	December 31,	December 30,	December 29,	December 27,
	2003	2004	2005	2006	2007	2008

Henry Schein, Inc.	$100.00	$99.96	$128.98	$144.76	$183.39	$104.57

Dow Jones U.S. Health
Care Index	100.00	105.29	114.95	122.86	134.28	100.12

NASDAQ Stock Market
(U.S. companies) Composite Index	100.00	108.41	110.79	122.16	134.29	79.25

ITEM 6. Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 27, 2008, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto. The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2008	2007 (1)	2006 (1)	2005	2004
	(in thousands, except per share data)

Income Statement Data:
Net sales	$6,394,874	$5,904,416	$5,035,938	$4,526,022	$3,794,516
Gross profit	1,884,538	1,716,574	1,469,926	1,308,413	1,047,160
Selling, general and administrative
expenses (2)	1,441,695	1,328,635	1,164,549	1,046,008	855,211
Restructuring costs (3)	23,240	-	-	-	-
Operating income	419,603	387,939	305,377	262,405	191,949
Other expense, net	(18,788)	(3,675)	(9,114)	(16,365)	(11,188)
Income from continuing operations
before taxes, minority interest and
equity in earnings (losses)
of affiliates	400,815	384,264	296,263	246,040	180,761
Income taxes
from continuing operations	(132,924)	(130,603)	(105,478)	(90,189)	(66,845)
Minority interest in net income
of subsidiaries	(21,917)	(17,442)	(8,090)	(5,963)	(1,486)
Equity in earnings (losses)
of affiliates	5,037	(73)	835	827	1,699
Income from continuing
operations	251,011	236,146	183,530	150,715	114,129
Income (loss) from discontinued
operations, net of tax (4)	(7,868)	(20,973)	(19,771)	(10,956)	2,710
Net income	$243,143	$215,173	$163,759	$139,759	$116,839

Earnings from continuing operations
per share:
Basic	$2.82	$2.67	$2.09	$1.73	$1.31
Diluted	2.75	2.59	2.04	1.70	1.29

Earnings (loss) from discontinued
operations per share:
Basic	$(0.09)	$(0.24)	$(0.23)	$(0.12)	$0.03
Diluted	(0.08)	(0.23)	(0.22)	(0.12)	0.03

Earnings per share:
Basic	$2.73	$2.43	$1.86	$1.61	$1.34
Diluted	2.67	2.36	1.82	1.58	1.32

Weighted-average common
shares outstanding:
Basic	89,080	88,559	87,952	87,006	87,253
Diluted	91,221	91,163	89,820	88,489	88,646

	Years ended
	December 27,	December 29,	December 30,	December 31,	December 25,
	2008	2007 (1)	2006 (1)	2005	2004
	(in thousands)

Net Sales by Market Data:
Healthcare distribution (5):
Dental (6)	$2,581,525	$2,462,373	$2,136,830	$1,896,643	$1,602,457
Medical (7)	1,428,968	1,540,269	1,398,996	1,284,214	1,180,310
International (8)	2,221,092	1,769,881	1,401,889	1,256,910	928,207
Total healthcare distribution	6,231,585	5,772,523	4,937,715	4,437,767	3,710,974
Technology (9)	163,289	131,893	98,223	88,255	83,542
Total	$6,394,874	$5,904,416	$5,035,938	$4,526,022	$3,794,516

	As of
	December 27,	December 29,	December 30,	December 31,	December 25,
	2008	2007	2006	2005	2004
	(in thousands)

Balance Sheet data:
Total assets	$3,599,634	$3,313,984	$2,881,146	$2,583,120	$2,433,670
Long-term debt	266,646	423,274	455,806	489,520	525,682
Minority interest	67,780	35,923	21,746	12,353	12,438
Stockholders' equity	1,932,185	1,779,982	1,470,963	1,249,154	1,117,706

(1)	Adjusted to reflect the effects of discontinued operations.
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

(3)

Restructuring costs consists primarily of employee severance costs, including severance pay and benefits of $18.6 million, facility closing costs of $3.8 million and other professional and consulting costs of $0.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plan of Restructuring” herein and the Consolidated Financial Statements and related notes contained in ITEM 8.

(4)	During the fourth quarter of 2008, we recorded an impairment charge of $11.2 million ($7.3 million, net of tax), or $0.08 per diluted share, related to the exit from our wholesale ultrasound business.

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

(5)

Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(6)	Consists of products sold in the United States and Canada.
(7)	Consists of products sold in the United States’ medical and animal health markets.
(8)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(9)

Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand for the years 2008 and 2007 and the United States and Canada for the years 2004 through 2006.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: decreased customer demand and changes in vendor credit terms; disruptions in financial markets; general economic conditions; competitive factors; changes in the healthcare industry; changes in regulatory requirements that affect us; risks associated with our international operations; fluctuations in quarterly earnings; our dependence on third parties for the manufacture and supply of our products; transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies; financial risks associated with acquisitions; regulatory and litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; our dependence upon sales personnel and key customers; our dependence on our senior management; possible increases in the cost of shipping our products or other service issues with our third-party shippers; risks from rapid technological change; risks from potential increases in variable interest rates; possible volatility of the market price of our common stock; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation that affect us. The order in which these factors appear should not be construed to indicate their relative importance or priority.

We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict. Accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results. We undertake no duty and have no obligation to update forward-looking statements.

Executive Level Overview

We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets. We serve more than 575,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 76 years of experience distributing healthcare products.

We are headquartered in Melville, New York, employ more than 12,500 people (of which approximately 5,000 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom. We also have affiliates in Iceland, Israel, Saudi Arabia and the United Arab Emirates.

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

Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 21 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practitioners.

Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada, the United Kingdom, Australia and New Zealand. Our value-added practice solutions include practice management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services, e-services and continuing education services for practitioners.

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

Our current and future results have been and could be impacted by the current economic environment and uncertainty, particularly impacting overall demand for our products and services.

Industry Consolidation

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse. This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $27.5 billion in 2008 in the combined North American and European markets. The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

Aging Population and Other Market Influences

The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage, partially offset by the affects of increased unemployment on insurance coverage. In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from acute care settings to alternate-care sites, particularly physicians’ offices.

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

As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. Given current operating, economic and industry conditions, we believe that demand for our products and services will grow at slower rates. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2007 – 2017” indicating that total national healthcare spending reached $2.1 trillion in 2006, or 16.0% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $4.3 trillion in 2017, approximately 19.5% of the nation’s gross domestic product.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 is the largest expansion of the Medicare program since its inception, and provides participants with voluntary outpatient prescription drug benefits. This Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement.

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for each of the three years ended December 27, 2008, December 29, 2007 and December 30, 2006 (in thousands):

	Years ended
	December 27,	December 29,	December 30,
	2008	2007 (1)	2006 (1)
Operating Results:
Net sales	$6,394,874	$5,904,416	$5,035,938
Cost of sales	4,510,336	4,187,842	3,566,012
Gross profit	1,884,538	1,716,574	1,469,926
Operating expenses:
Selling, general and administrative	1,441,695	1,328,635	1,164,549
Restructuring costs	23,240	-	-
Operating income	$419,603	$387,939	$305,377

Other expense, net	$(18,788)	$(3,675)	$(9,114)
Income from continuing operations	251,011	236,146	183,530
Loss from discontinued operations, net of tax	(7,868)	(20,973)	(19,771)
Net income	243,143	215,173	163,759

(1)	Adjusted to reflect the effects of discontinued operations.

	Years ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Cash Flows:
Net cash provided by operating activities	$384,649	$270,211	$235,317
Net cash used in investing activities	(167,877)	(242,047)	(180,361)
Net cash used in financing activities	(87,970)	(31,120)	(21,274)

Plan of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs. These actions included the elimination of approximately 300 positions from our operations, or approximately 2.5% of our workforce at that time, and the closing of several smaller facilities.

For the year ended December 27, 2008, we incurred one-time restructuring costs of $23.2 million ($16.0 million after taxes), consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan. The costs associated with the restructuring are included in a separate line item, “Restructuring costs”, within our consolidated statements of income. We expect that the majority of these costs will be paid in 2009. We expect to record remaining costs of $1.0 million to $3.0 million during the first quarter of 2009.

Annual pretax cost savings from this initiative are expected to be approximately $24.0 million to $27.0 million.

2008 Compared to 2007

Net Sales

Net sales for 2008 and 2007 were as follows (in thousands):

		% of		% of	Increase / (Decrease)
	2008	Total	2007 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$2,581,525	40.4%	$2,462,373	41.7%	$119,152	4.8%
Medical (4)	1,428,968	22.3	1,540,269	26.1	(111,301)	(7.2)
International (5)	2,221,092	34.7	1,769,881	30.0	451,211	25.5
Total healthcare distribution	6,231,585	97.4	5,772,523	97.8	459,062	8.0
Technology (6)	163,289	2.6	131,893	2.2	31,396	23.8
Total	$6,394,874	100.0%	$5,904,416	100.0%	$490,458	8.3

(1)	Adjusted to reflect the effects of discontinued operations.

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
(6)

Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

The $490.5 million, or 8.3%, increase in net sales for the year ended December 27, 2008 includes increases of 7.5% local currency growth (1.3% internally generated and 6.2% from acquisitions) and 0.8% related to foreign currency exchange.

The $119.2 million, or 4.8%, increase in dental net sales for the year ended December 27, 2008 is due to local currency growth (4.0% internally generated and 0.8% from acquisitions). The 4.8% local currency growth was due to dental consumable merchandise sales growth of 5.0% (4.2% internal growth and 0.8% from acquisitions) and dental equipment sales and service growth of 4.1% (3.5% internal growth and 0.6% from acquisitions). The growth in equipment sales was primarily due to gains in both traditional equipment and high-tech products.

The $111.3 million, or 7.2%, decrease in medical net sales for the year ended December 27, 2008 includes a decline in internal growth of 7.8%, offset by acquisition growth of 0.6%. During 2008, we stopped selling certain low margin pharmaceutical products, which represented approximately $153.0 million of net sales in 2007. Excluding sales of these lower-margin pharmaceutical products, internal medical net sales increased by 0.9%.

The $451.2 million, or 25.5%, increase in international net sales for the year ended December 27, 2008 includes increases of 22.8% in local currencies (17.9% from acquisitions and 4.9% internally generated), and 2.7% related to foreign currency exchange.

The $31.4 million, or 23.8%, increase in technology net sales for the year ended December 27, 2008 includes increases of 25.3% in local currency growth (8.7% internally generated and 16.6% from acquisitions), offset by a decline of 1.5% due to foreign currency exchange. The internal net sales growth was driven by growth in electronic services, financial services and support revenue.

Gross Profit

Gross profit and gross margins for 2008 and 2007 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase / (Decrease)
	2008	Margin %	2007 (1)	Margin %	$	%

Healthcare distribution	$1,763,898	28.3%	$1,618,449	28.0%	$145,449	9.0%
Technology	120,640	73.9	98,125	74.4	22,515	22.9
Total	$1,884,538	29.5	$1,716,574	29.1	$167,964	9.8

(1)	Adjusted to reflect the effects of discontinued operations.

Gross profit increased $168.0 million, or 9.8%, for the year ended December 27, 2008 compared to the prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $145.5 million, or 9.0%, for the year ended December 27, 2008 compared to the prior year period. Healthcare distribution gross profit margin increased to 28.3% for the year ended December 27, 2008 from 28.0% for the comparable prior year period.

Technology gross profit increased $22.5 million, or 22.9%, for the year ended December 27, 2008 compared to the prior year period. Technology gross profit margin decreased to 73.9% for the year ended December 27, 2008 from 74.4% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2008 and 2007 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase / (Decrease)
	2008	Net Sales	2007 (1)	Net Sales	$	%

Healthcare distribution	$1,378,034	22.1%	$1,277,512	22.1%	$100,522	7.9%
Technology	63,661	39.0	51,123	38.8	12,538	24.5
Total	$1,441,695	22.5	$1,328,635	22.5	$113,060	8.5

(1)	Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses increased by $113.1 million, or 8.5%, for the year ended December 27, 2008 compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses remained constant at 22.5% compared with the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $87.5 million, or 9.8%, for the year ended December 27, 2008 from the prior year period. This increase was primarily due to payroll, as well as other expenses related to recent acquisitions. As a percentage of net sales, selling expenses increased to 15.4% from 15.1% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $25.6 million, or 5.9%, for the year ended December 27, 2008 from the prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.2% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2008 and 2007 was as follows (in thousands):

			Increase / (Decrease)
	2008	2007 (1)	$	%

Interest income	$16,355	$16,531	$(176)	(1.1)%
Interest expense	(29,439)	(24,836)	(4,603)	(18.5)
Other, net	(5,704)	4,630	(10,334)	(223.2)
Other expense, net	$(18,788)	$(3,675)	$(15,113)	(411.2)

(1)	Adjusted to reflect the effects of discontinued operations.

Other expense, net increased $15.1 million to $18.8 million for the year ended December 27, 2008 from the comparable prior year period. As a component of Other expense, net, Interest income was substantially unchanged from the prior year. Interest expense increased $4.6 million primarily due to forward points related to foreign currency hedging transactions, partially offset by lower interest rates on our floating rate debt. The change in Other, net resulted from a reserve for losses of $3.7 million for foreign exchange contracts for hedging intercompany loans with Lehman Brothers Special Financing, Inc., whose parent, Lehman Brothers Holdings, Inc. filed for Chapter 11 bankruptcy on September 15, 2008. An additional $0.8 million was attributable to a reserve for losses in our investment in the Reserve Primary Fund, a money market fund that decreased its net asset value from $1.00 to $0.97 due to investments in Lehman Brothers debt. The impact of fluctuations in foreign exchange rates also contributed to the increase in Other, net. The prior period’s Other, net included a gain from the divestiture of certain non-core businesses related to the acquisition of a dental supply company in 2007.

Income Taxes

For the year ended December 27, 2008, our effective tax rate from continuing operations was 33.2% compared to 34.0% for the prior year period. The difference was impacted by additional tax planning initiatives, settlements of tax audits, and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.  For 2009, we expect our effective tax rate to be in the range of 33.0% to 34.0%.

Loss from Discontinued Operations

During the years ended December 27, 2008 and December 29, 2007, respectively, we recognized aggregate losses of $7.9 million and $21.0 million, net of tax, related to discontinued operations (see Note 7 in the accompanying annual consolidated financial statements for further discussion).

Net Income

Net income increased $28.0 million, or 13.0%, for the year ended December 27, 2008 compared to the prior year period. The increase in net income is primarily due to an increase in income from continuing operations. In 2007, net income included a gain on the sale of discontinued operations of $0.7 million, net of taxes.

2007 Compared to 2006

Net Sales

Net sales for 2007 and 2006 were as follows (in thousands):

		% of		% of	Increase / (Decrease)
	2007 (1)	Total	2006 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$2,462,373	41.7%	$2,136,830	42.4%	$325,543	15.2%
Medical (4)	1,540,269	26.1	1,398,996	27.8	141,273	10.1
International (5)	1,769,881	30.0	1,401,889	27.8	367,992	26.2
Total healthcare distribution	5,772,523	97.8	4,937,715	98.0	834,808	16.9
Technology (6)	131,893	2.2	98,223	2.0	33,670	34.3
Total	$5,904,416	100.0%	$5,035,938	100.0%	$868,478	17.2

(1)	Adjusted to reflect the effects of discontinued operations.

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

The $868.5 million, or 17.2%, increase in net sales for the year ended December 29, 2007 includes increases of 14.3% local currency growth (7.3% internally generated primarily due to volume growth and 7.0% from acquisitions) and 2.9% related to foreign currency exchange.

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

The $141.3 million, or 10.1%, increase in medical net sales for the year ended December 29, 2007 is due to local currency growth (5.5% internally generated and 4.6% from acquisitions).

The $368.0 million, or 26.2%, increase in international net sales for the year ended December 29, 2007 includes increases of 16.6% in local currencies (12.3% from acquisitions and 4.3% internally generated), and 9.6% related to foreign currency exchange.

The $33.7 million, or 34.3%, increase in technology net sales for the year ended December 29, 2007 includes increases of 34.0% in local currency growth (18.4% internally generated and 15.6% from acquisitions) and 0.3% due to foreign currency exchange. The increase in internal net sales growth was driven by growth in electronic service, financial services, and support revenue.

Gross Profit

Gross profit and gross margins for 2007 and 2006 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase / (Decrease)
	2007 (1)	Margin %	2006 (1)	Margin %	$	%

Healthcare distribution	$1,618,449	28.0%	$1,394,423	28.2%	$224,026	16.1%
Technology	98,125	74.4	75,503	76.9	22,622	30.0
Total	$1,716,574	29.1	$1,469,926	29.2	$246,648	16.8

(1)	Adjusted to reflect the effects of discontinued operations.

Gross profit increased $246.6 million, or 16.8%, for the year ended December 29, 2007 compared to the prior year period.

Healthcare distribution gross profit increased $224.0 million, or 16.1%, for the year ended December 29, 2007 compared to the prior year period. Healthcare distribution gross profit margin decreased slightly to 28.0% for the year ended December 29, 2007 from 28.2% for the comparable prior year period.

Technology gross profit increased $22.6 million, or 30.0%, for the year ended December 29, 2007 compared to the prior year period. Technology gross profit margin decreased to 74.4% for the year ended December 29, 2007 from 76.9% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2007 and 2006 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase / (Decrease)
	2007 (1)	Net Sales	2006 (1)	Net Sales	$	%

Healthcare distribution	$1,277,512	22.1%	$1,126,249	22.8%	$151,263	13.4%
Technology	51,123	38.8	38,300	39.0	12,823	33.5
Total	$1,328,635	22.5	$1,164,549	23.1	$164,086	14.1

(1)	Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses increased by $164.1 million, or 14.1%, for the year ended December 29, 2007 compared to the prior year period. As a percentage of net sales, selling, general and administrative expenses decreased to 22.5% from 23.1% for the comparable prior year period. This decrease was primarily due to our continued leveraging of higher sales volume across our infrastructure.

As a component of total selling, general and administrative expenses, selling expenses increased $107.1 million, or 13.6%, for the year ended December 29, 2007 from the prior year period. This increase was primarily due to payroll, as well as other expenses related to recent acquisitions. As a percentage of net sales, selling expenses decreased to 15.1% from 15.6% for the comparable prior year period. This decrease was primarily due to our continued leveraging of higher sales volume across our infrastructure.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $57.0 million, or 15.1%, for the year ended December 29, 2007 from the prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.4% from 7.5% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2007 and 2006 was as follows (in thousands):

			Increase / (Decrease)
	2007 (1)	2006 (1)	$	%

Interest income	$16,531	$16,378	$153	0.9%
Interest expense	(24,836)	(27,537)	2,701	9.8
Other, net	4,630	2,045	2,585	126.4
Other expense, net	$(3,675)	$(9,114)	$5,439	59.7

(1)	Adjusted to reflect the effects of discontinued operations.

Other expense, net decreased $5.4 million to $3.7 million for the year ended December 29, 2007 from the comparable prior year period. This decrease was primarily due to an increase in other income resulting from a gain on the divestiture of certain non-core businesses related to the acquisition of a dental supply company during 2007 and a reduction in interest expense resulting from principal repayments of debt made during 2007.

Income Taxes

For the year ended December 29, 2007, our effective tax rate from continuing operations was 34.0% compared to 35.6% for the prior year period. The difference resulted from a combination of additional tax planning initiatives, settlements of tax audits, revaluation of deferred income taxes, a non-recurring tax charge resulting from a European restructuring, and higher levels of income generated in lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.

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

Loss from Discontinued Operations

During the years ended December 29, 2007 and December 30, 2006, respectively, we recognized aggregate losses of $21.0 million and $19.8 million, net of tax, related to discontinued operations (see Note 7 in the accompanying annual consolidated financial statements for further discussion).

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

Liquidity and Capital Resources

Our principal capital requirements include the funding of working capital needs, funding of acquisitions, purchases of securities and fixed assets, repayments of debt principal and repurchases of common stock. Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables. Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, causing our working capital requirements to have been higher from the end of the third quarter to the end of the first quarter of the following year. We expect that there will be no improvement to the current economic environment during 2009; however, we expect our historical seasonality of sales to continue in the foreseeable future.

We finance our business primarily through cash generated from our operations, revolving credit facilities and debt placements. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services, and access to products and services from our suppliers. Given current operating, economic and industry conditions, we believe that demand for our products and services will grow at slower rates.

Net cash flow provided by operating activities was $384.6 million for the year ended December 27, 2008 compared to $270.2 million for the comparable prior year period. The net change of $114.4 million was due to favorable changes in net working capital of $88.1 million and an increase in cash generated by higher net income as compared to 2007. The cash flow was stronger than normal in the fourth quarter due to various timing variables for vendor payments made after December 27, 2008 that increased cash flow by approximately $40.0 million to $50.0 million.

Net cash used in investing activities was $167.9 million for the year ended December 27, 2008 compared to $242.0 million for the comparable prior year period. The net change of $74.1 million was primarily due to a reduction in payments for business acquisitions and purchases of fixed assets, increased net proceeds from foreign exchange forward contract settlements and a decrease in purchases of available-for-sale securities, partially offset by decreases in proceeds from sales of available-for-sale securities and cash received from business divestitures in the prior year.

Net cash used in financing activities was $88.0 million for the year ended December 27, 2008 compared to $31.1 million for the comparable prior year period. The net change of $56.9 million was primarily due to increased repurchases of common stock.

We expect to invest approximately $40.0 million to $50.0 million during 2009 in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our core structure.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 27,	December 29,
	2008	2007

Cash and cash equivalents	$369,570	$247,590
Available-for-sale securities - short-term	-	997
Available-for-sale securities - long-term	29,028	-
Working capital	882,607	908,160

Debt:
Bank credit lines	$4,936	$8,977
Current maturities of long-term debt	156,405	24,319
Long-term debt	266,646	423,274
Total debt	$427,987	$456,570

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity. At December 29, 2007, our available-for-sale securities consisted of an investment in stock of a single company, which was sold in 2008.

As of December 27, 2008, we have approximately $29.0 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $21.8 million of our ARS are backed by student loans that are backed by the federal government and the remaining $7.2 million are invested in closed-end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers. The failure of these auctions has resulted in our inability to liquidate our ARS in the near term. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates. We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities. As of December 27, 2008, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investment and Other line within our consolidated balance sheet.

Our business requires a substantial investment in working capital, which is susceptible to fluctuations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory. We anticipate future increases in our working capital requirements.

Our accounts receivable days sales outstanding from continuing operations increased to 41.3 days as of December 27, 2008 from 40.5 days as of December 29, 2007. During the years ended December 27, 2008 and December 29, 2007, we wrote off approximately $6.5 million and $9.8 million, respectively, of fully reserved accounts receivable against our trade receivable reserve. Our inventory turns from continuing operations decreased to 6.4 as of December 27, 2008 from 6.9 as of December 29, 2007. Our working capital accounts may be impacted by current and future economic conditions.

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 4.4%), as well as operating and capital lease obligations, capital expenditure obligations and inventory purchase commitments as of December 27, 2008:

	Payments due by period (in thousands)
	< 1 year	1 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$166,239	$36,545	$14,520	$391,229	$608,533
Inventory purchase commitments	108,135	183,620	110,663	168,057	570,475
Operating lease obligations	55,749	74,960	38,926	39,968	209,603
Capital lease obligations, including interest	2,760	3,255	1,319	681	8,015
Capital expenditure obligations	11,480	16	-	-	11,496
Interest rate swap agreements	1,422	188	-	-	1,610
Total	$345,785	$298,584	$165,428	$599,935	$1,409,732

Inventory purchase commitments include obligations to purchase influenza vaccine from GlaxoSmithKline Biologicals through 2012, which require us to pay an amount per dose based on the prevailing market price or formula price in each respective year. The amounts included in the above table related to these purchase commitments were determined using current market conditions. Actual amounts may differ.

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

Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $400.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy our debt obligations, including the cash portion of our convertible debt. We also will pay contingent interest during any six-month-interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.

Our $170.0 million of senior notes include $130.0 million of notes, which bear interest at a fixed rate of 6.9% per annum and mature on June 30, 2009, and $40.0 million of notes which bear interest at a fixed rate of 6.7% per annum and mature at a rate of $20.0 million per annum on September 25, 2009 and September 27, 2010, respectively. Interest on both notes is payable semi-annually.

In 2003, we entered into swap agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of December 27, 2008, there is $170.0 million of principal remaining with a weighted-average interest rate of 6.84%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature. The $400.0 million credit line expires in September 2013. This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010. As of December 27, 2008, there were no borrowings outstanding under this revolving credit facility and there were $13.0 million of letters of credit provided to third parties.

From June 21, 2004 through December 27, 2008, we repurchased $242.3 million or 5,633,952 shares under our common stock repurchase programs, with $57.7 million available for future common stock share repurchases, under repurchase programs approved by our Board of Directors.

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations or at a price pursuant to a formula as defined in the agreements, which approximates fair value. Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met. We accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt. For 2009 and future acquisitions, we will accrue liabilities for additional purchase price adjustments at the time of the acquisition. Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

As more fully disclosed in Note 10 of “Notes to Consolidated Financial Statements,” we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” effective December 31, 2006. We cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits of $12.9 million as of December 27, 2008.

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

Revenue derived from the sale of products consisting of multiple elements (i.e., hardware, software, installation, training and technical support) is allocated to the various elements based upon vendor-specific objective evidence of fair value.

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

Inventories and Reserves

Inventories consist primarily of finished goods and are valued at the lower of cost or market.  Cost is determined primarily by the first-in, first-out method for merchandise or actual cost for large equipment. In performing our lower of cost or market valuation, we consider many factors including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are subject to at least an annual impairment analysis. Such impairment analyses for goodwill require the comparison of the fair value to the carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

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

Long-Lived Assets

Long-lived assets include indefinite and definite-lived intangible assets. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and intellectual property. Indefinite-lived intangible assets primarily consist of trademarks. When an impairment exists, the related assets are written down to fair value. Although we believe our judgments, estimates and/or assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

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

Recently Issued Accounting Standards

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 160 will have on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of FSP 157-2 on nonfinancial assets and nonfinancial liabilities, but do not expect the adoption to have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of FAS 161, but do not expect the adoption to have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP will require us to allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt. The FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Upon the retrospective implementation of this FSP, we will record an unamortized debt discount of approximately $32.6 million, which will be amortized over a period of six years from the date our convertible debt was issued. This will result in recording additional annual interest expense of approximately $5.3 million pre-tax (or approximately $3.4 million after-tax, which approximates $0.04 per share).

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 will not have a material impact on our consolidated financial statements.

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on our consolidated financial statements.

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

Interest Rate Swap Agreements

We have fixed rate senior notes of $130.0 million at 6.9% and $40.0 million at 6.7%. During 2003, we entered into interest rate swap agreements to exchange these fixed interest rates for variable interest rates. The variable rates are comprised of LIBOR plus spreads and reset on the interest due dates for the senior notes. As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates. A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.7 million.

As of December 27, 2008, the fair value of our interest rate swap agreements recorded in other current and non-current assets in our consolidated balance sheet was $2.5 million, which represented the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time. Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to current and non-current assets or liabilities with an offsetting adjustment to the carrying value of the $170.0 million notes as such hedges are deemed fully effective.

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

As of December 27, 2008, we had net outstanding foreign currency forward and swap contracts that hedge against currency fluctuations relative to local functional currencies, with notional amounts of $50.2 million, which were related to intercompany debt and the purchase of merchandise from foreign suppliers. The U.S. Dollar based contracts of $93.8 million hedge currency fluctuations against the Euros $69.7 million, British Pounds $19.6 million, Australian Dollars $4.3 million, Canadian Dollars $1.1 million, Swiss Francs $(0.8) million and Japanese Yen $(0.1) million, which are offset by our international business whose notional amount of such contracts was $(43.6) million.  A hypothetical 5% change of the value of the U.S. Dollar would change the fair value of our foreign currency exchange agreements by $7.0 million.

As of December 27, 2008, the fair value of our foreign currency exchange agreements, which expire through December 15, 2009, recorded in other current liabilities was $6.6 million, as determined by quoted market prices. For the year ended December 27, 2008, we had realized net losses of $2.4 million and unrealized gains of $0.6 million relating to such agreements.

Short-term Investments

We limit our credit risk with respect to our cash equivalents, available-for-sale securities, short-term investments and derivative instruments, by monitoring the credit worthiness of the financial institutions who are the counter-parties to such financial instruments. As a risk management policy, we limit the amount of credit exposure by diversifying and utilizing numerous investment grade counter-parties.

ITEM 8. Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

Page

Report of Independent Registered Public Accounting Firm	49

Consolidated Financial Statements:

Balance Sheets as of December 27, 2008 and December 29, 2007	50

Statements of Income for the years ended December 27, 2008,
December 29, 2007 and December 30, 2006	51

Statements of Changes in Stockholders’ Equity for the years ended
December 27, 2008, December 29, 2007 and December 30, 2006	52

Statements of Cash Flows for the years ended December 27, 2008,
December 29, 2007 and December 30, 2006	53

Notes to Consolidated Financial Statements	54

Report of Independent Registered Public Accounting Firm	99

Schedule II - Valuation and Qualifying Accounts for the years ended December 27, 2008,
December 29, 2007 and December 30, 2006	100

All other schedules are omitted because the required information is either inapplicable or is included in the consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Henry Schein, Inc.

Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 27, 2008 and December 29, 2007 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 27, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 27, 2008 and December 29, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2008, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.'s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

New York, New York

February 23, 2009

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 27,	December 29,
	2008	2007

ASSETS
Current assets:
Cash and cash equivalents	$369,570	$247,590
Available-for-sale securities	-	997
Accounts receivable, net of reserves of $42,855 and $41,315	734,027	708,307
Inventories, net	731,654	666,786
Deferred income taxes	36,974	32,827
Prepaid expenses and other	194,047	192,292
Total current assets	2,066,272	1,848,799
Property and equipment, net	247,835	247,671
Goodwill	922,952	917,194
Other intangibles, net	214,093	192,420
Investments and other	148,482	107,900
Total assets	$3,599,634	$3,313,984

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$554,773	$474,009
Bank credit lines	4,936	8,977
Current maturities of long-term debt	156,405	24,319
Accrued expenses:
Payroll and related	135,523	136,291
Taxes	69,792	73,278
Other	262,236	223,765
Total current liabilities	1,183,665	940,639
Long-term debt	266,646	423,274
Deferred income taxes	91,249	80,260
Other liabilities	58,109	53,906

Minority interest	67,780	35,923
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
89,351,849 outstanding on December 27, 2008 and
89,603,660 outstanding on December 29, 2007	894	896
Additional paid-in capital	705,799	673,763
Retained earnings	1,195,771	1,005,055
Accumulated other comprehensive income	29,721	100,268
Total stockholders' equity	1,932,185	1,779,982
Total liabilities and stockholders' equity	$3,599,634	$3,313,984

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended
	December 27, 2008	December 29, 2007	December 30, 2006
		(Adjusted - Note 7)	(Adjusted - Note 7)

Net sales	$6,394,874	$5,904,416	$5,035,938
Cost of sales	4,510,336	4,187,842	3,566,012
Gross profit	1,884,538	1,716,574	1,469,926
Operating expenses:
Selling, general and administrative	1,441,695	1,328,635	1,164,549
Restructuring costs	23,240	-	-
Operating income	419,603	387,939	305,377
Other income (expense):
Interest income	16,355	16,531	16,378
Interest expense	(29,439)	(24,836)	(27,537)
Other, net	(5,704)	4,630	2,045
Income from continuing operations before taxes,
minority interest and equity in earnings (losses)
of affiliates	400,815	384,264	296,263
Income taxes	(132,924)	(130,603)	(105,478)
Minority interest in net income of subsidiaries	(21,917)	(17,442)	(8,090)
Equity in earnings (losses) of affiliates	5,037	(73)	835
Income from continuing operations	251,011	236,146	183,530

Discontinued operations:
Loss from operations of discontinued
components, including gains and losses on disposals	(12,146)	(33,441)	(32,940)
Income tax benefit	4,278	12,468	13,169
Loss from discontinued operations	(7,868)	(20,973)	(19,771)
Net income	$243,143	$215,173	$163,759

Earnings from continuing operations per share:
Basic	$2.82	$2.67	$2.09
Diluted	$2.75	$2.59	$2.04

Loss from discontinued operations per share:
Basic	$(0.09)	$(0.24)	$(0.23)
Diluted	$(0.08)	$(0.23)	$(0.22)

Earnings per share:
Basic	$2.73	$2.43	$1.86
Diluted	$2.67	$2.36	$1.82

Weighted-average common shares outstanding:
Basic	89,080	88,559	87,952
Diluted	91,221	91,163	89,820

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance, December 31, 2005	87,092,238	$871	$559,266	$667,958	$21,059	$1,249,154

Net income	__	__	__	163,759	__	163,759
Foreign currency translation gain	__	__	__	__	26,444	26,444
Unrealized gain from foreign currency hedging activities, net of tax of $519	__	__	__	__	1,478	1,478
Pension adjustment loss, net of tax of $1,181	__	__	__	__	(1,618)	(1,618)
Total comprehensive income						190,063

Stock issued to 401(k) plan	72,576	1	3,564	__	__	3,565
Repurchase and retirement of common stock	(855,032)	(9)	(16,701)	(23,553)	__	(40,263)
Stock issued upon exercise of stock options,
including tax benefit of $13,358	1,878,395	19	48,961	__	__	48,980
Stock-based compensation expense	311,144	3	19,461	__	__	19,464

Balance, December 30, 2006	88,499,321	885	614,551	808,164	47,363	1,470,963

Net income	__	__	__	215,173	__	215,173
Foreign currency translation gain	__	__	__	__	48,039	48,039
Unrealized gain from foreign currency hedging activities, net of tax of $603	__	__	__	__	1,071	1,071
Pension adjustment gain, net of tax of $2,493	__	__	__	__	3,795	3,795
Total comprehensive income						268,078

Stock issued to 401(k) plan	70,525	1	4,103	__	__	4,104
Cumulative adjustment for FIN 48	__	__	__	(280)	__	(280)
Repurchase and retirement of common stock	(639,100)	(6)	(12,681)	(18,002)	__	(30,689)
Stock issued upon exercise of stock options,
including tax benefit of $9,977	1,487,238	14	45,422	__	__	45,436
Stock-based compensation expense	185,676	2	22,368	__	__	22,370

Balance, December 29, 2007	89,603,660	896	673,763	1,005,055	100,268	1,779,982

Net income	__	__	__	243,143	__	243,143
Foreign currency translation loss	__	__	__	__	(69,420)	(69,420)
Unrealized gain from foreign currency hedging activities, net of tax of $530	__	__	__	__	86	86
Unrealized investment loss, net of tax of $ 821	__	__	__	__	(1,201)	(1,201)
Pension adjustment loss, net of tax of $438	__	__	__	__	(12)	(12)
Total comprehensive income						172,596

Stock issued to 401(k) plan	79,723	1	4,661	__	__	4,662
Repurchase and retirement of common stock	(1,621,710)	(16)	(30,345)	(52,427)	__	(82,788)
Stock issued upon exercise of stock options,
including tax benefit of $6,977	991,259	10	32,616	__	__	32,626
Stock-based compensation expense	298,917	3	25,104	__	__	25,107

Balance, December 27, 2008	89,351,849	$894	$705,799	$1,195,771	$29,721	$1,932,185

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended
	December 27, 2008	December 29, 2007	December 30, 2006

Cash flows from operating activities:
Net income	$243,143	$215,173	$163,759
Adjustments to reconcile net income to net cash provided
by operating activities:
Loss (gain) on sale of discontinued operation, net of tax	-	(673)	19,363
Impairment from write-down of long-lived assets of
discontinued operations	8,484	32,667	-
Depreciation and amortization	78,127	73,936	64,930
Stock-based compensation expense	25,429	22,553	19,464
Provision for losses on trade and other accounts receivable	6,255	1,384	2,872
Provision for (benefit from) deferred income taxes	(4,083)	(7,404)	1,297
Stock issued to 401(k) plan	4,662	4,104	3,565
Undistributed (earnings) losses of affiliates	(5,037)	73	(835)
Minority interest in net income of subsidiaries	21,917	17,442	8,090
Other	150	(6,512)	(2,066)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(26,834)	(21,964)	(9,705)
Inventories	(68,360)	(15,946)	(41,958)
Other current assets	11,216	(58,194)	18,424
Accounts payable and accrued expenses	89,580	13,572	(11,883)
Net cash provided by operating activities	384,649	270,211	235,317

Cash flows from investing activities:
Purchases of fixed assets	(50,870)	(56,821)	(67,000)
Payments for equity investment and business
acquisitions, net of cash acquired	(128,470)	(206,182)	(199,880)
Cash received from business divestitures	-	15,827	36,527
Purchases of available-for-sale securities	(35,925)	(115,066)	(222,036)
Proceeds from sales of available-for-sale securities	5,722	163,065	294,767
Proceeds from maturities of available-for-sale securities	-	-	3,280
Net proceeds from (payments for) foreign exchange
forward contract settlements	41,336	(32,241)	(22,528)
Other	330	(10,629)	(3,491)
Net cash used in investing activities	(167,877)	(242,047)	(180,361)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(7,197)	1,212	184
Proceeds from issuance of long-term debt	-	483	1,201
Principal payments for long-term debt	(33,721)	(47,903)	(34,537)
Proceeds from issuance of stock upon exercise of stock options	25,649	35,459	35,622
Payments for repurchases of common stock	(82,788)	(30,689)	(40,263)
Excess tax benefits related to stock-based compensation	11,041	12,668	14,850
Other	(954)	(2,350)	1,669
Net cash used in financing activities	(87,970)	(31,120)	(21,274)

Net change in cash and cash equivalents	128,802	(2,956)	33,682
Effect of exchange rate changes on cash and cash equivalents	(6,822)	1,899	4,282
Cash and cash equivalents, beginning of year	247,590	248,647	210,683
Cash and cash equivalents, end of year	$369,570	$247,590	$248,647

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies

Nature of Operations

We distribute healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets, with operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Ireland, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom. We also have affiliates in Iceland, Israel, Saudi Arabia and the United Arab Emirates.

Principles of Consolidation

Our consolidated financial statements include the accounts of Henry Schein, Inc. and all of our controlled subsidiaries. All intercompany accounts and transactions are eliminated in consolidation. Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned, are accounted for under the equity method. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The years ended December 27, 2008, December 29, 2007 and December 30, 2006 consisted of 52 weeks.

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

Note 1 – Significant Accounting Policies – (Continued)

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

Revenue derived from the sale of products consisting of multiple elements (i.e., hardware, software, installation, training and technical support) is allocated to the various elements based upon vendor-specific objective evidence of fair value.

Revenue derived from other sources including freight charges, equipment repairs and financial services, is recognized when the related product revenue is recognized or when the services are provided.

Cash and Cash Equivalents

We consider all highly liquid debt instruments and other short-term investments with an original maturity of three months or less to be cash equivalents. Outstanding checks in excess of funds on deposit of $55.1 million and $44.6 million, primarily related to payments for inventory, were classified as accounts payable as of December 27, 2008 and December 29, 2007.

Available-for-sale Securities

At December 29, 2007, our available-for-sale securities consisted of an investment in stock of a single company, which was sold in 2008.

As of December 27, 2008, we have approximately $29.0 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $21.8 million of our ARS are backed by student loans that are backed by the federal government and the remaining $7.2 million are invested in closed-end municipal bond funds.

We determine cost of investments in available-for-sale securities on a specific identification basis. As of December 27, 2008, unrealized losses on our available-for-sale securities totaled $2.0 million. Gross realized gains and losses were immaterial in all periods presented.

Accounts Receivable and Reserves

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects our best estimate of the amounts that will not be collected. The reserve for accounts receivable is comprised of allowance for doubtful accounts and sales returns. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our reserve, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectibility.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

Inventories and Reserves

Inventories consist primarily of finished goods and are valued at the lower of cost or market.  Cost is determined primarily by the first-in, first-out method for merchandise or actual cost for large equipment. In performing our lower of cost or market valuation, we consider many factors including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends.  From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect the value of inventory.

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses. These costs from continuing operations were $49.5 million, $48.7 million and $43.0 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred. Total advertising and promotional expenses from continuing operations were $18.8 million, $19.5 million and $18.9 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006. Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year. As of December 27, 2008 and December 29, 2007, we had $3.5 million and $4.8 million of deferred direct marketing expenses included in other current assets.

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

Note 1 – Significant Accounting Policies – (Continued)

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

Risk Management and Derivative Financial Instruments

We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates. Our objective is to manage the impact that interest rate and foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows. Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract. We do not enter into derivative instruments for speculative purposes. Our derivative instruments include interest rate swap agreements related to our long-term fixed rate debt and foreign currency forward and swap agreements related to certain intercompany loans and certain forecasted inventory purchase commitments with foreign suppliers.

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

Our foreign currency forward and swap agreements related to certain intercompany loans are designated as fair value hedges (loans expected to be repaid within the foreseeable future) and our foreign currency forward and swap agreements related to intercompany loan interest payments are designated as cash flow hedges. Our foreign currency forward and swap agreements related to forecasted inventory purchase commitments are designated as cash flow hedges.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

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

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date. Any excess of acquisition costs over the fair value of identifiable net assets acquired is recorded as goodwill. Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over future periods. We have not accrued any liabilities that may arise from these transactions because the outcome of the contingencies is not determinable beyond a reasonable doubt. For 2009 and future acquisitions, we will accrue liabilities for additional purchase price adjustments at the time of the acquisition. Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets are not amortized, but are subject to at least an annual impairment analysis. Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units. Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows. We regard our reporting units to be our operating segments (dental, medical (including animal health), international and technology). Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis. We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

Some factors we consider important that could trigger an interim impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of acquired assets or the strategy for our overall business (e.g., decision to divest a business); or

•	significant negative industry or economic trends.

If we determine through the impairment review process that indefinite-lived intangible assets are impaired, we record an impairment charge in our consolidated statements of income.

Long-Lived Assets

Long-lived assets include indefinite and definite-lived intangible assets. Definite-lived intangible assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and intellectual property. Indefinite-lived intangible assets primarily consist of trademarks. When an impairment exists, the related assets are written down to fair value.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Total distribution network costs from continuing operations were $56.5 million, $48.8 million and $44.2 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, and unrealized gains (losses) on hedging activity, investments and pension adjustments.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

The following table summarizes the components of accumulated other comprehensive income, net of tax:

	December 27,	December 29,
	2008	2007

Foreign currency translation adjustment	$29,323	$98,743
Unrealized gain from foreign currency hedging activities	1,220	1,134
Unrealized investment loss	(1,201)	-
Pension adjustment gain	379	391
Accumulated other comprehensive income	$29,721	$100,268

Accounting Pronouncements Adopted

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)” (“FAS 158”). FAS 158 requires an employer to recognize the over- or under-funded status of a defined benefit plan as an asset or liability in the statement of financial position and to recognize changes in that funded status, net of tax through comprehensive income, in the year in which the changes occur. FAS 158 also requires an employer to measure the funded status of a defined benefit plan as of the date of its year end statement of financial position. The provisions of FAS 158 became effective for our year ended December 30, 2006, with the exception of the requirement to measure the funded status of retirement benefit plans as of our fiscal year end, which is effective for our fiscal year ending December 27, 2008. During December 2006, we implemented the requirement to recognize the funded status of our defined benefit plans. Recognizing the funded status of our defined benefit plans did not have a material impact on our statement of financial position. The requirement to measure the funded status of our defined benefit plans as of December 27, 2008 did not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”), including an amendment to FASB No. 115. FAS 159 provides entities with the irrevocable option to measure eligible financial assets, financial liabilities and firm commitments at fair value, on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. FAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The adoption of FAS 159 did not have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this FSP did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

As discussed above, in September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with the exception of all non-financial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, which will be effective for years beginning after November 15, 2008. We are currently evaluating the remaining impact of FAS 157 on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS No. 141 (revised 2007) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141 (revised 2007) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income should include the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are currently evaluating the impact that FAS 160 will have on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  We are currently evaluating the impact of FAS 157 on nonfinancial assets and nonfinancial liabilities.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact of FAS 161, but do not expect the adoption to have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

In May 2008, the FASB issued Action Alert No. 08-14 in reference to FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP indicates that we have to allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt. The final FSP will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Upon the retrospective implementation of this FSP, we will record an unamortized debt discount of approximately $32.6 million, which will be amortized over a period of six years. The annual impact that this FSP will have on our consolidated financial statements is approximately $5.3 million pre-tax (or approximately $3.4 million after-tax which approximates $0.04 per share).

        In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 will not have a material impact on our consolidated financial statements.

Note 2 – Earnings Per Share

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

For the years ended December 27, 2008, December 29, 2007 and December 30, 2006, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Years ended
	December 27, 2008	December 29, 2007	December 30, 2006
Basic	89,080,457	88,558,553	87,951,556
Effect of assumed exercise of stock options	695,700	1,266,666	1,402,656
Effect of assumed vesting of restricted stock	818,923	474,132	279,123
Effect of assumed conversion of convertible debt	625,906	864,131	186,187
Diluted	91,220,986	91,163,482	89,819,522

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 2 – Earnings Per Share – (Continued)

        Weighted-average options to purchase 910,359 and 3,495 shares of common stock at prices ranging from $53.43 to $62.05 and $48.30 to $51.10 per share that were outstanding during the years ended December 27, 2008 and December 30, 2006 were excluded from each respective year’s computation of diluted earnings per share. In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive. During the year ended December 29, 2007, the average market price of our common stock exceeded the exercise price of our options outstanding, resulting in no options being anti-dilutive during 2007.

Note 3 – Property and Equipment, Net

Property and equipment consisted of the following:

	December 27, 2008	December 29, 2007
Land	$12,380	$11,908
Buildings and permanent improvements	80,026	79,709
Leasehold improvements	56,596	54,043
Machinery and warehouse equipment	69,106	66,986
Furniture, fixtures and other	62,894	58,154
Computer equipment and software	217,276	200,174
	498,278	470,974
Less accumulated depreciation and amortization	(250,443)	(223,303)
Property and equipment, net	$247,835	$247,671

The net carrying value of equipment held under capital leases amounted to approximately $7.1 million and $7.7 million as of December 27, 2008 and December 29, 2007. Property and equipment related depreciation expense, from continuing operations, for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $45.2 million, $46.3 million and $43.1 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 4 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the year ended December 27, 2008 were as follows:

	Healthcare Distribution	Technology	Total
Balance as of December 29, 2007	$836,796	$80,398	$917,194
Adjustments to goodwill:
Acquisitions	67,446	-	67,446
Discontinued operations impairment	(6,706)	-	(6,706)
Foreign currency translation	(40,913)	(14,069)	(54,982)
Balance as of December 27, 2008	$856,623	$66,329	$922,952

Other intangible assets consisted of the following:

	December 27, 2008			December 29, 2007
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net

Non-compete agreements	$23,874	$(4,489)	$19,385	$24,619	$(4,864)	$19,755
Trademarks and trade names	43,939	(6,479)	37,460	44,112	(6,492)	37,620
Customer relationships and lists	183,051	(49,293)	133,758	153,531	(40,148)	113,383
Other	32,431	(8,941)	23,490	28,334	(6,672)	21,662
Total	$283,295	$(69,202)	$214,093	$250,596	$(58,176)	$192,420

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses in exchange for placing restrictions on their ability to pose a competitive risk to us. Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us. The weighted-average non-compete period for agreements currently being amortized was approximately six years as of December 27, 2008.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions. Certain trademarks and trade names, totaling $26.2 million and $27.4 million as of December 27, 2008 and December 29, 2007, are deemed indefinite-lived intangible assets and are not amortized. The remainder are deemed definite-lived and are amortized on a straight-line basis over a weighted-average period of approximately five years as of December 27, 2008. Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10 years as of December 27, 2008.

Amortization expense, from continuing operations, related to definite-lived intangible assets for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $28.0 million, $23.2 million and $17.5 million. The annual amortization expense expected for the years 2009 through 2013 is $29.2 million, $25.5 million, $24.1 million, $21.4 million and $18.6 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 5 – Investments and Other

Investments and other consisted of the following:

	December 27,	December 29,
	2008	2007
Notes receivable (1)	$18,613	$30,880
Auction rate securities, net of temporary impairment	29,028	-
Distribution rights, net of amortization	5,898	7,596
Investment in unconsolidated affiliates	60,439	41,055
Security deposits	4,037	3,848
Debt issuance costs, net of amortization	2,669	3,118
Non-current deferred foreign, state and local income taxes	15,231	10,813
Other	12,567	10,590
Total	$148,482	$107,900

(1)

Long-term notes receivable carry interest rates ranging from 3.15% to 12.0% and are due in varying installments through 2020. Of the total, approximately $1.2 million in 2008 and $4.7 million in 2007 relate to the prior sale of certain businesses.

Amortization of other long-term assets, from continuing operations, for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $4.5 million, $3.5 million and $2.7 million.

Note 6. Fair Value Measurements

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are unobservable for the asset or liability.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 6. Fair Value Measurements– (Continued)

The following section describes the valuation methodologies that we used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is classified.

Auction-rate securities

As of December 27, 2008, we have approximately $29.0 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $21.8 million of our ARS are backed by student loans that are backed by the federal government and the remaining $7.2 million are invested in closed-end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers. The failure of these auctions has resulted in our inability to liquidate our ARS in the near term. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates.

During 2008, we have received approximately $4.7 million and $0.2 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

As of December 27, 2008, we have classified our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, we have recorded a temporary impairment of $2.0 million as of December 27, 2008, related to our closed-end municipal bond funds and our student loan portfolios. This adjustment has been recorded as part of Accumulated Other Comprehensive Income within the equity section of our consolidated balance sheets.

The closed-end municipal bond fund and student loan portfolios have an aggregate carrying value at December 27, 2008 of approximately $29.0 million, net of the temporary impairment, and are included as part of Investments and other within our consolidated balance sheet.

Money market fund

As of December 27, 2008, we had an investment of approximately $5.3 million ($4.5 million net of reserves) invested in the Reserve Primary Fund. This money market fund included in its holdings commercial paper of Lehman Brothers. As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00. Currently, this fund is in the process of being liquidated. For the year ended December 27, 2008, we have recorded a charge of approximately $0.8 million (in Other expense, net) in our consolidated statements of income due to the uncertainty of the amount that we will ultimately receive from the fund. As of December 27, 2008, the value of our holdings in this fund has been classified within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 6. Fair Value Measurements– (Continued)

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

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.

During 2008, we had 16 open foreign exchange contracts with Lehman Brothers Special Financing, Inc. (with settlement dates ranging from September 19 to December 12, 2008) consisting of forwards established primarily for the hedging of intercompany loans. On September 25, 2008, as a result of the bankruptcy of Lehman Brothers Holdings, Inc., we sent an early termination notice to Lehman Brothers for all outstanding contracts as it appeared likely they would not be able to honor their obligation for these hedges.

As of the date of the termination notice, the net cash settlement exposure on all the outstanding Lehman Brothers contracts was approximately $3.7 million for which we have filed a claim with the bankruptcy court. Due to the uncertainty of the collection of this amount, we have fully reserved (in Other, net in our consolidated statements of income) approximately $3.7 million as of December 27, 2008.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 27, 2008:

	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$29,028	$29,028
Money market fund	-	-	4,518	4,518
Derivative contracts	-	12,955	-	12,955
Total assets	$-	$12,955	$33,546	$46,501

Liabilities:
Derivative contracts	$-	$6,580	$-	$6,580
Total liabilities	$-	$6,580	$-	$6,580

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 6. Fair Value Measurements– (Continued)

As of December 27, 2008, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model. The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio. We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc. As a result of these analyses, for the year ended December 27, 2008, we recorded a temporary impairment loss of $2.0 million related to our ARS portfolio and a permanent loss of $0.8 million related to our holdings within the Reserve Primary Fund as of December 27, 2008. The following table presents a reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (Unobservable Inputs)
Closed-End Municipal Bond Funds and
Student Loan Backed
Auction-Rate Securities
and Money Market Fund

Balance, December 29, 2007	$—
Transfers to Level 3	36,318
Gains and losses:
Reported in earnings	(750)
Reported in accumulated other comprehensive income	(2,022)
Balance, December 27, 2008	$33,546

Note 7 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions

Acquisitions

On December 23, 2008, we acquired DNA Anthos Impianti (DNA), Medka and Noviko. DNA is a distributor of the Anthos brand of dental equipment in Italy. DNA also sells dental consumable merchandise and provides technical services. Medka, headquartered in Berlin, is a full-service provider of medical consumables, equipment and technical services primarily to physicians. Noviko, headquartered in Brno, is a distributor of veterinary supplies in the Czech Republic.

The aggregate initial purchase price for the acquisitions of DNA, Medka and Noviko was approximately $52.9 million. The aggregate 2008 sales for these three companies were approximately $165.0 million. As of December 27, 2008, we recorded initial goodwill of approximately $34.8 million related to these acquisitions.

In addition to these acquisitions, we completed other acquisitions during the year ended December 27, 2008 which resulted in the recording of approximately $28.9 million of initial goodwill through preliminary purchase price allocations. The operating results of these other acquisitions are also reflected in our financial statements from their respective acquisition dates. These other acquisitions were immaterial to our financial statements individually and in the aggregate.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 7 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions – (Continued)

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

Discontinued Operations

During November 2008, we reached a decision to exit the wholesale ultrasound business and dispose of such operations during the fourth quarter of 2008. This business was a component of our healthcare distribution business.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 7 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions – (Continued)

We have classified the operating results of this business as discontinued operations in the accompanying consolidated statements of income for all periods presented. In connection with this decision, we assessed our long-lived assets for impairment, which resulted in the recording of an impairment charge of approximately $11.2 million (approximately $7.3 million after-tax) for the write-down of all long-lived assets, including goodwill of $6.7 million.

Net sales generated by this business were $12.7 million, $15.8 million and $12.3 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively.

Divestitures

During 2007, we sold substantially all of the assets of our oncology pharmaceutical and specialty pharmacy businesses, previously reported as part of our healthcare distribution reportable segment. The aggregate sales price was $14.3 million, which was received in 2007. As a result of this sale, included in the operating results from discontinued operations for 2007 is a $1.1 million ($0.7 million after-tax) net gain on the sale of the businesses. Also, because the decision to divest this business was reached in 2007, we recorded an impairment charge to our long-lived assets of approximately $20.6 million, net of tax, or $(0.23) per diluted share in 2007.

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

Loan and Investment Agreement

On December 12, 2008, we converted $10.4 million of loan receivables and related accrued interest into an equity interest of 15.33% in D4D Technologies, LLC (“D4D”). Due to the conversion, we will now account for our equity interest in D4D under the equity method of accounting prospectively from the date of conversion.

If certain milestones are achieved, up to an additional $16.0 million may be payable to D4D in increments by May 2010. These additional amounts, if paid, will be treated as equity contributions and will not impact our current 15.33% ownership interest. We are in discussions with D4D to amend the terms of our agreements.

As of December 27, 2008, D4D owes us approximately $0.5 million in principal and accrued interest.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 8 – Plan of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs. These actions included the elimination of approximately 300 positions from our operations, or approximately 2.5% of our workforce at that time, and the closing of several smaller facilities.

For the year ended December 27, 2008, we incurred one-time restructuring costs of approximately $23.2 million (approximately $16.0 million after taxes), consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan. The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during 2008 and the remaining accrued balance of restructuring costs as of December 27, 2008, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Provision	Payments	Balance at December 27, 2008
Severance costs (1)	$18,643	$4,313	$14,330
Facility closing costs (2)	3,846	158	3,688
Other professional and consulting costs	751	232	519
Total	$23,240	$4,703	$18,537

(1)	Represents salaries and related benefits for employees separated from the Company.
(2)	Represents costs associated with the closing of certain equipment branches (primarily lease termination costs) and property and equipment write-offs.

We expect that the majority of these costs will be paid in 2009. We expect to record remaining costs of $1.0 million to $3.0 million during the first quarter of 2009.

The following table shows, by reportable segment, the restructuring costs incurred during 2008 and the remaining accrued balance of restructuring costs as of December 27, 2008:

	Provision	Payments	Balance at December 27, 2008
Healthcare distribution	$22,650	$4,193	$18,457
Technology	590	510	80
Total	$23,240	$4,703	$18,537

Note 9 – Debt

Bank Credit Lines

        On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature. The $400.0 million credit line expires in September 2013. This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010. The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter. The agreement provides, among other things, that we maintain certain interest

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 9 – Debt – (Continued)

coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership. As of December 27, 2008, there were no borrowings outstanding under this revolving credit facility and there were $13.0 million of letters of credit provided to third parties.

As of December 27, 2008, we had various short-term bank credit lines available, of which approximately $4.9 million was outstanding. As of December 27, 2008, such credit lines had a weighted average interest rate of 4.9%. Our bank credit lines were collateralized by assets with an aggregate net carrying value of $69.0 million at December 27, 2008.

Long-term debt

Long-term debt consisted of the following:

	December 27, 2008	December 29, 2007
Senior notes	$172,501	$188,840
Convertible debt	240,000	240,000
Notes payable to banks, at a weighted average interest rate of 4.0%	623	1,280
Various uncollateralized loans payable with interest, in varying
installments through 2014	2,677	9,505
Capital lease obligations (see Note 15)	7,250	7,968
Total	423,051	447,593
Less current maturities	(156,405)	(24,319)
Total long-term debt	$266,646	$423,274

In prior years, we completed private placement transactions under which we issued $130.0 million and $100.0 million in senior notes. The $130.0 million notes mature on June 30, 2009 and bear interest at a fixed rate of 6.9% per annum. Principal payments on the $100.0 million notes of $20.0 million annually commenced September 25, 2006, with a maturity date of September 25, 2010, and the notes bear interest at a fixed rate of 6.7% per annum. Interest on both notes is payable semi-annually.

In 2003, we entered into agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of December 27, 2008, there is $170.0 million of principal remaining with a weighted-average interest rate of 6.84%. For the year ended December 27, 2008, the weighted-average variable interest rate was 6.32%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes. As of December 27, 2008, this interest rate was 6.28%. The interest rate swap agreements are marked-to-market at each balance sheet date, with an offsetting adjustment to the senior notes.

The agreement governing our senior notes provides, among other things, that we will maintain on a consolidated basis, certain leverage and priority debt ratios and a minimum net worth. The agreement also contains restrictions relating to transactions with affiliates, annual dividends, mergers and acquisitions and liens. The agreements limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock.) As of December 27, 2008, the amount of retained earnings free of restrictions was $725.1 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 9 – Debt – (Continued)

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

Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock. We currently have sufficient availability of funds through our $400.0 million revolving credit facility (discussed above) along with cash on hand to fully satisfy the cash portion of our conversion obligation. We also will pay contingent interest during any six-month-interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels. We may redeem some or all of the notes on or after August 20, 2010. The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.

As of December 27, 2008, the aggregate amounts of long-term debt, including capital leases, maturing in each of the next five years and thereafter are as follows: 2009 - $156.4 million; 2010 - $23.5 million; 2011 - $1.1 million; 2012 - $1.0 million; 2013 - $0.3 million; thereafter - $240.7 million.

Note 10 – Income Taxes

Income from continuing operations before taxes, minority interest, and equity in earnings (losses) of affiliates was as follows:

	Years ended
	December 27, 2008	December 29, 2007 (1)	December 30, 2006 (1)
Domestic	$305,593	$299,606	$248,859
Foreign	95,222	84,658	47,404
Total	$400,815	$384,264	$296,263

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 10 – Income Taxes– (Continued)

The provisions for income taxes from continuing operations were as follows:

	Years ended
	December 27, 2008	December 29, 2007 (1)	December 30, 2006 (1)
Current income tax expense:
U.S. Federal	$99,470	$91,235	$82,778
State and local	14,907	23,905	15,027
Foreign	22,741	22,478	13,327
Total current	137,118	137,618	111,132

Deferred income tax expense (benefit):
U.S. Federal	(3,121)	(5,478)	(5,361)
State and local	(446)	(782)	(919)
Foreign	(627)	(755)	626
Total deferred	(4,194)	(7,015)	(5,654)
Total provision	$132,924	$130,603	$105,478

(1)	Adjusted to reflect the effects of discontinued operations.

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 27, 2008	December 29, 2007
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	$12,348	$10,860
Uniform capitalization adjustments to inventories	8,712	7,584
Other current assets	2,497	5,417
Current deferred income tax asset (2)	23,557	23,861

Non-current deferred income tax asset (liability):
Property and equipment	(14,321)	(11,752)
Stock-based compensation	28,275	22,776
Other non-current liabilities	(106,652)	(97,196)
Net operating losses of domestic subsidiaries	8,537	7,938
Net operating losses of foreign subsidiaries	75,562	76,272
Total non-current deferred tax liability	(8,599)	(1,962)
Valuation allowance for non-current deferred tax assets (1)	(67,418)	(67,485)
Net non-current deferred tax liability (2)	(76,017)	(69,447)
Net deferred income tax liability	$(52,460)	$(45,586)

(1)

Primarily relates to operating losses of acquired foreign subsidiaries, the benefits of which are uncertain. Any future reductions of such valuation allowances will be reflected as a reduction of income tax expense in accordance with the provisions of FAS 141 (revised 2007).

(2)	Certain deferred tax amounts do not have a right of offset and are therefore reflected on a gross basis in current assets and non-current liabilities in our consolidated balance sheets.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 10 – Income Taxes– (Continued)

The deferred income tax asset is realizable as we have sufficient taxable income in prior years and anticipate sufficient taxable income in future years to realize the tax benefit for deductible temporary differences.

As of December 27, 2008, we have domestic unconsolidated net operating loss carryforwards of $22.5 million. Of such losses, $16.2 million can be utilized against future federal income through 2026, and $6.3 million can be utilized against future federal income through 2027. Foreign net operating loss carryforwards totaled $257.3 million as of December 27, 2008. Of such losses, $0.8 million can be utilized against future foreign income through 2012, $0.7 million can be utilized against future foreign income through 2013, $2.5 million can be utilized against future foreign income through 2014, $2.5 million can be utilized against future foreign income through 2015, and $250.8 million has an indefinite life.

The tax provisions from continuing operations differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 27, 2008	December 29, 2007 (1)	December 30, 2006 (1)
Income tax provision at federal statutory rate	$140,285	$134,493	$103,692
State income tax provision, net of federal income tax effect	9,426	15,030	9,170
Foreign income tax benefit	(11,900)	(6,503)	(3,862)
Valuation allowance	3,090	(551)	2,566
Interest expense related to loans	(7,254)	(8,855)	(7,627)
Other	(723)	(3,011)	1,539
Total income tax provision	$132,924	$130,603	$105,478

(1)	Adjusted to reflect the effects of discontinued operations.

For the year ended December 27, 2008, our effective tax rate from continuing operations was 33.2% compared to 34.0% for the prior year period. The difference was impacted by additional tax planning initiatives, settlements of tax audits, and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested. These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries. It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings. As of December 27, 2008, the cumulative amount of reinvested earnings was approximately $135.3 million.

In July 2006, the Financial Accounting Standards Board issued FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FAS No. 109” (“FIN 48”), which we adopted effective December 31, 2006.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with FAS No. 109, “Accounting for Income Taxes.”

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 10 – Income Taxes– (Continued)

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

The total amount of unrecognized tax benefits as of December 27, 2008 was approximately $12.9 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties were approximately $2.4 million and $0, respectively, as of December 27, 2008.  It is expected that the amount of interest will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.

The following tables provide a reconciliation of unrecognized tax benefits:

December 29, 2007

Balance at December 30, 2006	$10,700

Additions based on current year tax positions	1,400
Additions based on prior year tax positions	3,300
Reductions resulting from settlements with taxing authorities	(5,100)
Balance at December 29, 2007	$10,300

December 27, 2008

Balance at December 29, 2007	$10,300

Additions based on current year tax positions	700
Additions based on prior year tax positions	3,000
Reductions based on prior year tax positions	(1,600)
Reductions resulting from settlements with taxing authorities	(1,600)
Reductions resulting from lapse in statutes of limitations	(300)
Balance at December 27, 2008	$10,500

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 11 – Financial Instruments and Concentrations of Credit Risk

Fair Values of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash equivalents and trade receivables – Due to the short-term maturity of such instruments, the carrying amounts are a reasonable estimate of fair value.

Available-for-sale securities – The fair value of available-for-sale securities at December 29, 2007 is estimated based on quoted market prices for such securities. The fair value of available-for-sale securities at December 27, 2008 is estimated based on internally generated discounted cash flow models.

Long-term investments and notes receivable – There are no quoted market prices available for investments in unconsolidated affiliates and long-term notes receivable; however, we believe the carrying amounts are a reasonable estimate of fair value.

Debt – The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt. The fair value of our debt as of December 27, 2008 and December 29, 2007 was estimated at $426.8 million and $562.8 million.

Derivative instruments –The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions. Such instruments are carried at fair value on the consolidated balance sheet. The fair value liability of our foreign currency forward contracts as of December 27, 2008 and December 29, 2007 was estimated at $6.6 million and $3.7 million, which approximated contract value. The fair value (liability) of our interest rate swap agreements was estimated at $2.5 million and $(1.2) million, representing the estimated amounts we would have received or (paid) to terminate the agreements as of December 27, 2008 and December 29, 2007. These amounts take into account current interest rates, market expectations for future interest rates and our current credit worthiness.

Concentrations of Credit Risk

Certain financial instruments potentially subject us to concentrations of credit risk. These financial instruments consist primarily of cash equivalents, available-for-sale securities, trade receivables, long-term investments, notes receivable and derivative instruments. In all cases, our maximum exposure to loss from credit risk equals the gross fair value of the financial instruments. We continuously assess the need for reserves for such losses, which have been within our expectations. We do not require collateral or other security to support financial instruments subject to credit risk, except for long-term notes receivable.

We limit our credit risk with respect to our cash equivalents, available-for-sale securities, short-term and long-term investments and derivative instruments, by monitoring the credit worthiness of the financial institutions who are the counter-parties to such financial instruments. As a risk management policy, we limit the amount of credit exposure by diversifying and utilizing numerous investment grade counter-parties.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 11 – Financial Instruments and Concentrations of Credit Risk – (Continued)

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas. No single customer accounted for more than 1.1% of our net sales in 2008.

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

Note 12 – Segment and Geographic Data

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

Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market. Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings, animal health clinics and other institutions throughout the United States. Our international group serves 21 countries outside of North America.

Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada, the United Kingdom, Australia and New Zealand. Our value-added practice solutions include practice management software systems for dental and medical practitioners and animal health clinics. Our technology group offerings also include financial services, e-services and continuing education services for practitioners.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 12 – Segment and Geographic Data – (Continued)

The following tables present information about our business segments:

	Years ended
	December 27, 2008	December 29, 2007 (1)	December 30, 2006 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$2,581,525	$2,462,373	$2,136,830
Medical (4)	1,428,968	1,540,269	1,398,996
International (5)	2,221,092	1,769,881	1,401,889
Total healthcare distribution	6,231,585	5,772,523	4,937,715
Technology (6)	163,289	131,893	98,223
Total	$6,394,874	$5,904,416	$5,035,938

(1)	Adjusted to reflect the effects of discontinued operations.
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
(6)

Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand in 2008 and 2007, and the United States and Canada in 2006.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 12 – Segment and Geographic Data – (Continued)

	Years ended
	December 27,	December 29,	December 30,
	2008	2007 (1)	2006 (1)
Operating Income:
Healthcare distribution	$362,624	$340,937	$268,174
Technology	56,979	47,002	37,203
Total	$419,603	$387,939	$305,377

Income from continuing operations before taxes, minority interest and equity in earnings (losses) of affiliates:
Healthcare distribution	$325,533	$323,823	$249,010
Technology	75,282	60,441	47,253
Total	$400,815	$384,264	$296,263

Depreciation and Amortization:
Healthcare distribution	$71,731	$69,815	$61,035
Technology	6,396	4,121	3,895
Total	$78,127	$73,936	$64,930

Income Tax Expense From Continuing Operations:
Healthcare distribution	$105,058	$107,418	$87,388
Technology	27,866	23,185	18,090
Total	$132,924	$130,603	$105,478

Interest Income:
Healthcare distribution	$15,982	$16,467	$16,275
Technology	373	64	103
Total	$16,355	$16,531	$16,378

Interest Expense:
Healthcare distribution	$29,417	$24,830	$27,399
Technology	22	6	138
Total	$29,439	$24,836	$27,537

Purchases of Fixed Assets:
Healthcare distribution	$49,336	$54,683	$65,411
Technology	1,534	2,138	1,589
Total	$50,870	$56,821	$67,000

(1)	Adjusted to reflect the effects of discontinued operations.

	As of
	December 27,	December 29,	December 30,
	2008	2007	2006
Total Assets:
Healthcare distribution	$3,438,306	$3,160,575	$2,807,167
Technology	161,328	153,409	73,979
Total	$3,599,634	$3,313,984	$2,881,146

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 12 – Segment and Geographic Data – (Continued)

The following table sets forth our net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	Years Ended
	December 27,	December 29,	December 30,
	2008	2007 (1)	2006 (1)
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory
products and small equipment (2)	$2,978,118	$2,726,246	$2,339,738
Large dental equipment (3)	1,142,948	1,076,084	956,307
Total dental	4,121,066	3,802,330	3,296,045

Medical:
Medical products (4)	1,458,629	1,586,608	1,436,928
Animal health products (5)	651,890	383,585	204,742
Total medical	2,110,519	1,970,193	1,641,670

Total Healthcare distribution	6,231,585	5,772,523	4,937,715

Technology
Software and related products and
other value-added products (6)	163,289	131,893	98,223

Total	$6,394,874	$5,904,416	$5,035,938

(1)	Adjusted to reflect the effects of discontinued operations.
(2)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.
(3)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.
(4)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.
(5)	Includes branded and generic pharmaceuticals, surgical and consumable products and small equipment.
(6)	Includes software and related products and other value-added products, including financial products and continuing education.

The following table presents information about our operations by geographic area as of and for the three years ended December 27, 2008. Net sales by geographic area are based on the respective locations of our subsidiaries. No country, except for the United States and Germany, generated net sales greater than 10% of consolidated net sales. There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2008		2007		2006
	Net Sales	Long-Lived Assets	Net Sales (1)	Long-Lived Assets	Net Sales (1)	Long-Lived Assets
United States	$3,911,981	$588,308	$3,893,117	$551,840	$3,419,460	$567,132
Germany	671,341	184,729	620,210	186,784	567,730	187,711
Other	1,811,552	611,843	1,391,089	618,661	1,048,748	405,538
Consolidated total	$6,394,874	$1,384,880	$5,904,416	$1,357,285	$5,035,938	$1,160,381

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 13 – Stockholders’ Equity

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

The Rights Plan expired by its terms on November 30, 2008 and was not renewed by the Board of Directors.

Note 14 – Employee Benefit Plans

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

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $25.4 million ($17.0 million after-tax), $22.6 million ($14.9 million after-tax) and $19.5 million ($12.5 million after-tax) for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 14 – Employee Benefit Plans – (Continued)

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented. Additionally, prior to adopting FAS 123(R), benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flows on our consolidated statements of cash flows. However, FAS 123(R) requires that such excess tax benefits be presented as a cash inflow from financing activities.  In the accompanying consolidated statements of cash flows, we presented $11.0 million, $12.7 million and $14.9 million of such excess tax benefits as a cash inflow from financing activities for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. We measure stock-based compensation at the grant date, based on the estimated fair value of the award, and recognize the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite service period. Our stock-based compensation expense is reflected in selling, general and administrative expenses in our consolidated statements of income.

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units). As of December 27, 2008, there were 23,777,270 shares authorized and 3,964,797 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 199,518 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.

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

The Plans provide for adjustments to the performance-based restricted stock targets for significant events such as acquisitions, divestitures, new business ventures and share repurchases. Over the performance period, the number of shares of common stock that will ultimately vest and be issued is

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 14 – Employee Benefit Plans – (Continued)

adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

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

Stock-based compensation expense for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was generated through stock options, restricted stock and restricted stock unit grants. Certain options granted require us to settle the option in the form of a cash payment. As of December 27, 2008, we have recorded a liability of $322 relating to fair value measurement of these options. The weighted-average grant date fair value of stock-based awards granted before forfeitures was $18.44, $21.61 and $24.46 per share during the years ended December 27, 2008, December 29, 2007 and December 30, 2006. For the year ended December 27, 2008, the fair value of stock-based awards issued was evenly divided between stock options and restricted stock (including RSUs).

Total unrecognized compensation cost related to non-vested awards as of December 27, 2008 was $35.1 million, which is expected to be recognized over a weighted-average period of approximately two years. There were no significant capitalized stock-based compensation costs as of December 27, 2008.

A summary of the stock option activity under the Plans is presented below:

	Years ended
	December 27,		December 29,		December 30,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning
of year	6,829,453	$34.67	7,477,321	$30.54	8,882,557	$26.37
Granted	1,124,795	59.78	930,112	51.26	835,089	47.34
Exercised	(991,259)	25.87	(1,487,238)	23.85	(1,878,395)	18.96
Forfeited	(171,161)	45.29	(90,742)	41.92	(361,930)	26.90
Outstanding at end of year	6,791,828	39.85	6,829,453	34.67	7,477,321	30.54

Options exercisable at end
of year	5,141,140	35.11	5,138,783	30.80	5,332,874	26.49

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 14 – Employee Benefit Plans – (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2008	2007	2006
Expected dividend yield	0%	0%	0%
Expected stock price volatility	20%	20%	25%
Risk-free interest rate	2.75%	4.75%	4.75%
Expected life of options (years)	4.5	4.5	5.0

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

The following table represents the intrinsic values of:

	Years Ended
	December 27,	December 29,	December 30,
	2008	2007	2006
Stock options exercised	$31,545	$45,940	$54,068

	As of
	December 27,	December 29,	December 30,
	2008	2007	2006
Stock options outstanding	$24,928	$186,956	$137,859
Stock options exercisable	24,928	160,606	119,945

The total cash received as a result of stock option exercises for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was approximately $25.6 million, $35.5 million and $35.6 million. In connection with these exercises, the tax benefits that we realized for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 were $7.0 million, $10.0 million and $13.4 million. We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 14 – Employee Benefit Plans – (Continued)

The total intrinsic value of restricted stock (including RSUs) that vested was $1.4 million, $172 and $148 during the years ended December 27, 2008, December 29, 2007 and December 30, 2006. The following table summarizes the status of our non-vested restricted shares/units for the year ended December 27, 2008:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	204,668	$9,769,979
Granted	120,503	7,064,107
Vested	(26,852)	(1,378,510)
Forfeited	(13,094)	(685,002)
Outstanding at end of period	285,225	$14,770,574

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value
Outstanding at beginning of period	314,237	$15,417,508
Granted	45,998	2,971,747
Forfeited	(13,094)	(685,002)
Outstanding at end of period	347,141	$17,704,253

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options. Matching contributions to these plans charged to operations during the years ended December 27, 2008, December 29, 2007 and December 30, 2006 amounted to $19.3 million, $20.1 million and $17.1 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees. This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit. Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan. The amounts charged (credited) to operations during the years ended December 27, 2008, December 29, 2007 and December 30, 2006 amounted to $(1.6) million, $1.7 million and $1.0 million. The reduction in expense during the year ended December 27, 2008 was due to a decrease in the market value of the plan’s investments during the period.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 15 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2023. We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 27, 2008 were:

2009	$55,749
2010	43,450
2011	31,510
2012	23,198
2013	15,728
Thereafter	39,968

Total minimum operating lease payments	$209,603

Total rental expense from continuing operations for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 was $59.3 million, $50.7 million and $43.1 million.

Capital Leases

We lease certain equipment under capital leases. Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 27, 2008 were:

2009	$2,760
2010	2,016
2011	1,239
2012	995
2013	324
Thereafter	681
Total minimum capital lease payments	8,015
Less: Amount representing interest at 3.2% to 10.0%	(765)
Total present value of minimum capital lease payments	$7,250

Capital Expenditures

As of December 27, 2008, we are committed to certain capital expenditures primarily related to a new building in Germany:

2009	$11,480
2010	16
Total capital expenditure obligations	$11,496

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 15 – Commitments and Contingencies – (Continued)

Purchase Commitments

In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution. Future minimum annual payments for inventory purchase commitments as of December 27, 2008 were:

2009	$108,135
2010	94,962
2011	88,658
2012	89,054
2013	21,609
Thereafter	168,057
Total minimum inventory purchase
commitment payments	$570,475

We have obligations to purchase influenza vaccine from GlaxoSmithKline Biologicals through 2012, which require us to pay an amount per dose based on the prevailing market price or a formula price in each respective year. The amounts included in the above table related to these purchase commitments were determined using current market conditions. Actual amounts may differ.

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

As of December 27, 2008, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements expiring through 2012 that have varying base aggregate annual payments of approximately $8.9 million in 2009, which decrease periodically to approximately $38 in 2012. We also have lifetime consulting agreements that provide for current compensation of $433 per year, increasing $25 every fifth year with the next increase in 2012. In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 27, 2008	December 29, 2007	December 30, 2006
Interest	$30,249	$26,891	$28,529
Income taxes	109,103	100,476	84,931

There was approximately $0.8 million of debt assumed as a part of the acquisitions for the year ended December 27, 2008. During the years ended December 27, 2008, December 29, 2007 and December 30, 2006, we had $0.1 million, $1.8 million and $2.0 million of non-cash net unrealized gains related to foreign currency hedging activities.

Note 17 – Quarterly Information (Unaudited)

The following presents certain quarterly financial data:

	Quarters ended
	March 29, 2008 (1)	June 28, 2008 (1)	September 27, 2008 (1)	December 27, 2008 (2)

Net sales	$1,521,777	$1,640,851	$1,647,593	$1,584,653
Gross profit	450,631	488,110	478,131	467,666
Operating income	85,275	113,992	115,490	104,846
Income from continuing operations	52,412	65,892	68,499	64,208
Net income	52,330	65,477	68,425	56,911
Earnings from continuing operations
per share:
Basic	$0.59	$0.74	$0.77	$0.72
Diluted	0.57	0.72	0.75	0.72
Earnings per share:
Basic	$0.59	$0.73	$0.77	$0.64
Diluted	0.57	0.71	0.75	0.64

	Quarters ended
	March 31, 2007 (1)	June 30, 2007 (1) (3) (4)	September 29, 2007 (1) (3)	December 29, 2007 (1) (4)

Net sales	$1,307,205	$1,383,018	$1,501,357	$1,712,836
Gross profit	390,766	413,375	428,740	483,693
Operating income	74,191	91,268	97,038	125,442
Income from continuing operations	43,735	54,734	60,928	76,749
Net income	43,494	33,837	59,573	78,269
Earnings from continuing operations
per share:
Basic	$0.50	$0.62	$0.69	$0.86
Diluted	0.49	0.60	0.67	0.83
Earnings per share:
Basic	$0.49	$0.38	$0.67	$0.88
Diluted	0.48	0.37	0.65	0.85

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 17 – Quarterly Information (Unaudited) – (Continued)

(1)	Adjusted to reflect the effects of discontinued operations.

(2)

During November 2008, we reached a decision to exit the wholesale ultrasound business and dispose of such operations during the fourth quarter of 2008. This business was a component of our healthcare distribution business. We have classified the operating results of this business as discontinued operations in the accompanying consolidated statements of income for all periods presented. In connection with this decision, we assessed our long-lived assets for impairment, which resulted in the recording of an impairment charge of $11.2 million ($7.3 million after-tax) for the write-down of all long-lived assets, including goodwill of $6.7 million.

On November 5, 2008, we announced certain actions to reduce operating costs. These actions included the elimination of approximately 300 positions from our global operations, or approximately 2.5% of our workforce at that time, and the closing of several smaller facilities. We incurred one-time restructuring costs of approximately $23.2 million (approximately $16.0 million after taxes), consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.

(3)

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

(4)

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(In thousands, except share and per share data)

Note 17 – Quarterly Information (Unaudited) – (Continued)

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of upgrades and enhancements to our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	restructuring charges;

•	changes in accounting principles;

•	unexpected difficulties in developing and manufacturing products;

•	product availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service issues with our third party shippers.

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

ITEM 9.    Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 27, 2008 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of acquisitions, acquisition integrations and systems implementations completed throughout the year, when considered in aggregate, represent a material change in our internal control over financial reporting.

During the quarter ended December 27, 2008 we closed a number of acquisitions in the United States and internationally with approximate aggregate annual revenues of $283.0 million, each utilizing separate information and financial accounting systems, and these acquisitions have been included in our consolidated financial statements (see Note 7 in the accompanying annual consolidated financial statements for further discussion). In addition, during the quarter we also closed a number of acquisitions that have been integrated into existing Enterprise Resource Planning (“ERP”) systems in the United States with approximate aggregate annual revenues of $19.0 million and that are covered by our existing system of internal control over financial reporting.

During the year ended December 27, 2008 acquisition integrations completed in previous quarters included an ERP integration for our UK businesses as well as an ERP integration for our business in Italy, with approximate aggregate annual revenue of approximately $472.0 million. Also, a number of smaller acquisitions were closed during previous quarters in the United States and internationally with approximate aggregate annual revenues of $13.0 million. Finally, we completed an inventory system enhancement in North America to automate accounting processing with aggregate approximate annual revenues of $37.0 million and an implementation of a new corporate treasury system with managed assets of approximately $295.2 million.

All acquisitions, acquisition integrations and systems implementations have involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Other than the acquisitions, acquisition integrations and system implementations discussed above, there have been no other changes in our internal control over financial reporting that occurred during the quarter ended December 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 27, 2008.

The effectiveness of our internal control over financial reporting as of December 27, 2008 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Henry Schein, Inc.

Melville, New York

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York

February 23, 2009

ITEM 9B. Other Information.

None.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors”, with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee”, with respect to corporate governance, in each case in our definitive 2009 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2008 Proxy Statement filed pursuant to Regulation 14A on April 4, 2008.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2009 Proxy Statement.

We have adopted a Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Vice President of Corporate Finance. We make available free of charge through our Internet Web site, www.henryschein.com, under the “Corporate Information—Corporate Governance” caption, our Code of Business Conduct and Ethics. We intend to disclose on our Web site any amendment to, or waiver of, a provision of the Code of Business Conduct and Ethics that applies to our Chief Executive Officer, Chief Financial Officer or Vice President of Corporate Finance.

ITEM 11.	Executive Compensation

The information required by this item is hereby incorporated by reference to the Section entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2009 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees. Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors. Descriptions of these plans appear in the notes to our consolidated financial statements. The following table summarizes information relating to these plans as of December 27, 2008:

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuances

Plans Approved by
Stockholders	6,741,828	$39.99	4,253,745
Plans Not Approved by
Stockholders	50,000	20.41	-
Total	6,791,828	$39.85	4,253,745

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2009 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2009 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2009 Proxy Statement to be filed pursuant to Regulation 14A.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

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

                                                                                February 24, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 24, 2009
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 24, 2009
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 24, 2009
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 24, 2009
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 24, 2009
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 24, 2009
Barry J. Alperin

/s/ PAUL BRONS	Director	February 24, 2009
Paul Brons

/s/ MARGARET A. HAMBURG, MD	Director	February 24, 2009
Margaret A. Hamburg, MD

/s/ DONALD J. KABAT	Director	February 24, 2009
Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 24, 2009
Philip A. Laskawy

/s/ NORMAN S. MATTHEWS	Director	February 24, 2009
Norman S. Matthews

/s/ KARYN MASHIMA	Director	February 24, 2009
Karyn Mashima

/s/ LOUIS W. SULLIVAN, MD	Director	February 24, 2009
Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Henry Schein, Inc.

Melville, New York

The audits referred to in our report dated February 23, 2009 relating to the consolidated financial statements of Henry Schein, Inc. which is contained in Item 8 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

New York, New York

February 23, 2009

Schedule II
Valuation and Qualifying Accounts

		Additions

Description	Balance at beginning of period	Charged to statement of income	Charged to other accounts (1)	Deductions		Balance at end of period

Year ended December 27, 2008:
Allowance for doubtful accounts,
sales returns and other	$41,315	$6,255	$1,959	$(6,674)		$42,855

Year ended December 29, 2007:
Allowance for doubtful accounts,
sales returns and other	40,536	1,384	2,600	(3,205)		41,315

Year ended December 30, 2006:
Allowance for doubtful accounts,
sales returns and other	52,308	2,872	3,157	(17,801)	(2)	40,536

(1)	Relates to allowances arising from business acquisitions.

(2)	Relates primarily to divestiture of our Hospital Supply Business and write-off of fully reserved accounts receivable.

Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006).

3.2

Amendment dated November 13, 1997 to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006).

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

10.2	Amendment No. One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. **+

10.3	Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008.**+

10.4

Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment No. One, effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004).**

10.5	Amendment No. Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005.**+

10.6	2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference from our definitive 2001 Proxy Statement on Schedule 14A, filed on April 30, 2001).**

Exhibits

10.7

Amendment No. One to 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference from our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005).**

10.8	Amendment No. Two to 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007.**+

10.9	Henry Schein, Inc. 2001 Non-Employee Director Stock Option Plan (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002).**

10.10	Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004 (Incorporated by reference from our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004).**

10.11	Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005.**+

10.12	Henry Schein Management Team Performance Incentive Plan and Plan Summary. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007).**

10.13	Amended and Restated Employment Agreement dated as of December 31, 2008 between us and Stanley M. Bergman.**+

10.14     Amended and Restated Letter Agreement dated December 11, 2008 between us and Stanley Komaroff .**+

10.15

Form of Amended and Restated Change in Control Agreements dated December 12, 2008 between us and Gerald Benjamin, James Breslawski, Leonard David, Stanley Komaroff, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively.**+

10.16

Form of Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of our 6.7% senior notes due July 15, 2010 (Incorporated by reference to Exhibit 10.111 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 1998).

10.17

Form of the Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $130,000,000 in principal amount of our 6.9% senior notes due June 30, 2009 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 26, 1999).

10.18

Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008 (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008).

Exhibits

10.19

Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.31 to our Annual Report on form 10-K for the year ended December 25, 2004).*

10.20	Amendment dated October 2, 2006 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation.*+

10.21	Second Amendment dated October 5, 2006 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation.+

10.22	Amendment dated December 20, 2007 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation.+

10.23	Amendment dated October 15, 2008 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation.* +

21.1	List of our Subsidiaries.+
23.1	Consent of BDO Seidman, LLP. +
31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. +
32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. +

_________

+	Filed herewith

*    Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**  Indicates management contract or compensatory plan or agreement

All documents incorporated by reference as an exhibit to this Report are incorporated by reference to file number reference 0-27078, unless otherwise indicated.