Form 10-Q
period 2009-03-28
HENRY SCHEIN INC
filed 2009-05-04
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

or

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

Yes X	No __

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes __	No __

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

As of April 29, 2009, there were 90,173,818 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

INDEX

		Page

	PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:
	Balance Sheets as of March 28, 2009 and December 27, 2008	3

	Statements of Income for the three months ended
	March 28, 2009 and March 29, 2008	4

	Statements of Cash Flows for the three months ended
	March 28, 2009 and March 29, 2008	5

	Notes to Consolidated Financial Statements	6

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations	19

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk	32

ITEM 4.	Controls and Procedures	32

	PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings	33

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

ITEM 6.	Exhibits	34

	Signature	34

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 28,	December 27,
	2009	2008
	(unaudited)	(Adjusted - Notes 1 & 8)
ASSETS
Current assets:
Cash and cash equivalents	$308,156	$369,570
Accounts receivable, net of reserves of $43,966 and $42,855	677,193	734,027
Inventories, net	740,947	731,654
Deferred income taxes	37,386	36,974
Prepaid expenses and other	176,634	193,841
Total current assets	1,940,316	2,066,066
Property and equipment, net	242,175	247,835
Goodwill	899,884	922,952
Other intangibles, net	203,163	214,093
Investments and other	147,006	148,264
Total assets	$3,432,544	$3,599,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$426,066	$554,773
Bank credit lines	1,911	4,936
Current maturities of long-term debt	155,044	156,405
Accrued expenses:
Payroll and related	106,768	135,523
Taxes	84,304	69,792
Other	237,792	262,236
Total current liabilities	1,011,885	1,183,665
Long-term debt	256,333	256,648
Deferred income taxes	86,135	95,399
Other liabilities	56,131	58,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
90,150,568 outstanding on March 28, 2009 and
89,351,849 outstanding on December 27, 2008	902	894
Additional paid-in capital	729,939	725,540
Retained earnings	1,236,305	1,181,454
Accumulated other comprehensive income (loss)	(15,580)	29,721
Total Henry Schein, Inc. stockholders' equity	1,951,566	1,937,609
Noncontrolling interest	70,494	67,780
Total stockholders' equity	2,022,060	2,005,389
Total liabilities and stockholders' equity	$3,432,544	$3,599,210

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
		(Adjusted - Notes 1 & 8)

Net sales	$1,488,605	$1,521,777
Cost of sales	1,047,595	1,071,146
Gross profit	441,010	450,631
Operating expenses:
Selling, general and administrative	346,080	365,356
Restructuring costs	4,043	-
Operating income	90,887	85,275
Other income (expense):
Interest income	2,801	3,983
Interest expense	(6,814)	(8,167)
Other, net	(17)	(383)
Income from continuing operations before
taxes, noncontrolling interest and equity in
earnings of affiliates	86,857	80,708
Income taxes	(28,922)	(27,446)
Equity in earnings of affiliates	1,365	1,510
Income from continuing operations	59,300	54,772
Loss from discontinued operations, net of tax	-	(82)
Net income	59,300	54,690
Less: Net income attributable to noncontrolling interests	(4,449)	(3,250)
Net income attributable to Henry Schein, Inc.	$54,851	$51,440

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$54,851	$51,522
Loss from discontinued operations, net of tax	-	(82)
Net income	$54,851	$51,440

Earnings per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$0.62	$0.58
Diluted	$0.61	$0.56

From discontinued operations:
Basic	$0.00	$0.00
Diluted	$0.00	$0.00

From net income:
Basic	$0.62	$0.58
Diluted	$0.61	$0.56

Weighted-average common shares outstanding:
Basic	88,731	89,223
Diluted	89,589	92,259

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 28,	March 29,
	2009	2008
		(Adjusted - Notes 1 & 8)
Cash flows from operating activities:
Net income attributable to Henry Schein, Inc.	$54,851	$51,440
Adjustments to reconcile net income attributable to Henry Schein, Inc. to net cash provided by (used in) operating activities:
Depreciation and amortization	19,921	19,438
Amortization of bond discount	1,464	1,382
Stock-based compensation expense	6,067	9,260
Provision for losses on trade and other accounts receivable	1,186	1,137
Benefit from deferred income taxes	(5,485)	(3,809)
Undistributed earnings of affiliates	(1,365)	(1,510)
Net income attributable to noncontrolling interests	4,449	3,250
Other	1,616	(426)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	43,397	16,504
Inventories	(21,039)	(21,087)
Other current assets	12,669	2,514
Accounts payable and accrued expenses	(144,859)	(64,720)
Net cash provided by (used in) operating activities	(27,128)	13,373

Cash flows from investing activities:
Purchases of fixed assets	(12,866)	(13,743)
Payments for equity investment and business
acquisitions, net of cash acquired	(13,743)	(8,524)
Purchases of available-for-sale securities	-	(35,925)
Proceeds from sales of available-for-sale securities	2,740	847
Net proceeds from (payments for) foreign exchange forward contract settlements	283	(2,004)
Other	(4,294)	(768)
Net cash used in investing activities	(27,880)	(60,117)

Cash flows from financing activities:
Repayments of bank borrowings	(3,189)	(3,919)
Principal payments for long-term debt	(1,712)	(973)
Proceeds from issuance of stock upon exercise of stock options	377	7,172
Excess tax benefits related to stock-based compensation	180	3,429
Other	(2,090)	(424)
Net cash provided by (used in) financing activities	(6,434)	5,285

Net change in cash and cash equivalents	(61,442)	(41,459)
Effect of exchange rate changes on cash and cash equivalents	28	(3,095)
Cash and cash equivalents, beginning of period	369,570	247,590
Cash and cash equivalents, end of period	$308,156	$203,036

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

(unaudited)

Note 1. Basis of Presentation

Our consolidated financial statements include our accounts, as well as those of our wholly owned and majority-owned subsidiaries. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 27, 2008.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the three months ended March 28, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2009.

Effective December 28, 2008, we adopted the provisions of Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income includes the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. As of December 27, 2008, we included noncontrolling interests totaling approximately $67.8 million in stockholders’ equity within our consolidated balance sheets.

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

The following tables present information about our reportable segments:

	Three Months Ended
	March 28,	March 29,
	2009	2008 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$597,173	$611,783
Medical (4)	327,388	331,471
International (5)	523,719	539,728
Total healthcare distribution	1,448,280	1,482,982
Technology (6)	40,325	38,795
Total	$1,488,605	$1,521,777

(1)	Adjusted to reflect the effects of discontinued operations.
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

	Three Months Ended
	March 28,	March 29,
	2009	2008 (1)
Operating Income:
Healthcare distribution	$76,007	$72,121
Technology	14,880	13,154
Total	$90,887	$85,275

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense, recorded in accordance with the provisions of FAS No. 123(R), “Share-Based Payment,” of $6.1 million ($4.0 million after-tax) and $9.3 million ($6.1 million after-tax) for the three months ended March 28, 2009 and March 29, 2008.

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

Prior to 2009, stock-based awards were provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units).

Beginning in March 2009, equity-based awards were granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions.  We issue restricted stock that vests solely based on the recipient’s continued service over time (four-year cliff vesting) and restricted stock that vests based on our achieving specified performance measurements and the recipient’s continued service over time (three-year cliff vesting).

With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price. With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our earnings per share performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors. Though there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock, based on our closing stock price at time of grant.

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

Restricted stock units, or RSUs, are unit awards that we grant to certain employees that entitle the recipient to shares of common stock upon vesting after four years for time-based awards or three years for performance-based awards. The fair value of RSUs is determined on the date of grant, based on our closing stock price.

Total unrecognized compensation cost related to non-vested awards as of March 28, 2009 was $62.2 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2009	2008
Expected dividend yield	0%	0%
Expected stock price volatility	28%	20%
Risk-free interest rate	1.88%	2.75%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the three months ended March 28, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,791,828	$39.85
Granted	40,622	38.45
Exercised	(23,850)	15.80		$530
Forfeited	(44,032)	47.30
Outstanding at end of period	6,764,568	$39.88	6.0	$37,752

Options exercisable at end of period	5,250,417	$35.60	5.3	$37,577

The following table summarizes the status of our non-vested restricted stock/units for the three months ended March 28, 2009:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	285,225	$14,771
Granted	336,308	11,624
Vested	(1,315)	(49)
Forfeited	(2,428)	(130)
Outstanding at end of period	617,790	$26,216	$1,864

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	347,141	$17,704
Granted	949,476	13,302
Vested	(178,168)	(8,429)
Forfeited	(2,428)	(130)
Outstanding at end of period	1,116,021	$22,447	$2,010

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 4. Business Acquisitions and Other Transactions

Acquisitions

We completed certain acquisitions during the three months ended March 28, 2009. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Loan and Investment Agreement

On December 12, 2008, we converted $10.4 million of loan receivables and related accrued interest into an equity interest of 15.33% in D4D Technologies, LLC (“D4D”). Due to the conversion, we now account for our equity interest in D4D under the equity method of accounting prospectively from the date of conversion.

In addition, if certain milestones occur, we are required to fund additional amounts (as equity contributions) to D4D as follows:

Milestone Date	Funding Amount
I. March 14, 2008 (based upon product specifications)	$3,000
II. January 14, 2009 (based on validation)	6,000
III. December 15, 2009 (can be extended to May 13, 2010) (based on sales)	7,000
Potential additional funding	$16,000

It is not determinable at this time whether milestone I has been met. We have not made milestone payments I or II as we are in the process of determining how much D4D may be due, if anything. Milestone payments II and III are also tied to timely satisfaction of milestone payment I.

Note 5. Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-average number of common shares outstanding for the period. Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable upon vesting of restricted stock and upon exercise of stock options using the treasury stock method in periods in which they have a dilutive effect.

For the three months ended March 28, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

For the three months ended March 29, 2008, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Basic	88,730,633	89,223,347
Effect of assumed exercise of stock options	69,868	1,220,095
Effect of assumed vesting of restricted stock	788,530	698,252
Effect of assumed conversion of convertible debt	-	1,116,842
Diluted	89,589,031	92,258,536

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 5. Earnings Per Share (Continued)

Weighted-average options to purchase 4,063,935 shares of common stock at exercise prices ranging from $37.45 to $62.05 per share and 333,927 shares of common stock at exercise prices ranging from $59.89 to $62.05 per share that were outstanding during the three months ended March 28, 2009 and March 29, 2008, respectively, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

Note 6. Comprehensive Income

Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income and foreign currency translation adjustments, and unrealized gains (losses) on hedging activity, investments and pension adjustments. Comprehensive income totaled $14.0 million and $88.6 million for the three months ended March 28, 2009 and March 29, 2008. Comprehensive income attributable to Henry Schein, Inc. totaled $12.3 million and $83.0 million for the three months ended March 28, 2009 and March 29, 2008. Comprehensive income for noncontrolling interests totaled $1.7 million and $5.6 million for the three months ended March 28, 2009 and March 29, 2008.

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

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under FAS 157 are described as follows:

•	Level 1— Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•

Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 7. Fair Value Measurements (Continued)

•	Level 3— Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that we used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which each instrument is classified.

Auction-rate securities

As of March 28, 2009, we have approximately $25.9 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $20.6 million of our ARS are backed by student loans that are backed by the federal government and the remaining $5.3 million are invested in closed-end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers. The failure of these auctions has resulted in our inability to liquidate our ARS in the near term. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates.

During the first quarter of 2009, we have received approximately $2.0 million and $0.7 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

As of March 28, 2009, we have classified our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, we have recorded a temporary impairment of $0.4 million as of March 28, 2009, related to our closed-end municipal bond funds and our student loan portfolios. This adjustment has been recorded as part of Accumulated Other Comprehensive Income (Loss) within the equity section of our consolidated balance sheet.

The closed-end municipal bond fund and student loan portfolios have an aggregate carrying value at March 28, 2009 of approximately $25.9 million, net of the temporary impairment, and are included as part of Investments and other within our consolidated balance sheet.

Money market fund

As of March 28, 2009, we had an investment of approximately $3.6 million ($2.9 million net of reserves) invested in the Reserve Primary Fund. This money market fund included in its holdings commercial paper of Lehman Brothers. As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00. Currently, this fund is in the process of being liquidated. As of March 28, 2009, the value of our holdings in this fund has been classified within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 28, 2009:

	Level 1	Level 2	Level 3	Total

Assets:
Auction-rate securities	$-	$-	$25,888	$25,888
Money market fund	-	-	2,858	2,858
Derivative contracts	-	7,808	-	7,808
Total assets	$-	$7,808	$28,746	$36,554

Liabilities:
Derivative contracts	$-	$5,603	$-	$5,603
Total liabilities	$-	$5,603	$-	$5,603

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 7. Fair Value Measurements (Continued)

As of March 28, 2009, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model. The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio. We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc. As a result of these analyses, for the quarter ended March 28, 2009, we recorded a temporary impairment loss of $0.4 million related to our ARS portfolio. The reserve recorded in 2008 of $0.8 million related to our holdings within the Reserve Primary Fund remained unchanged as of March 28, 2009. The following table presents a reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (Unobservable Inputs)
Closed-End Municipal Bond Fund and
Student Loan Backed
Auction-Rate Securities
and Money Market Fund

Balance, December 27, 2008	$33,546
Transfers to Level 3	-
Redemptions (at par)	(4,400)
Gains and losses:
Reported in earnings	-
Reported in accumulated other comprehensive income (loss)	(400)
Balance, March 28, 2009	$28,746

Note 8. Convertible Debt

Effective December 28, 2008, we adopted the provisions of FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” The FSP requires that we allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt.

In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is equivalent to a conversion price of $46.34 per share. For the three months ended March 28, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

Upon the retrospective implementation of this FSP, we recorded a debt discount of $32.6 million, as of August 9, 2004, representing the difference between the fair value of our $240.0 million 3% convertible debt at the time of issuance and the face amount of the convertible debt. We also recorded a related deferred tax liability of $12.1 million representing the tax impact of recording the debt discount. This debt discount is being amortized over a period of six years from the date our convertible debt was issued until August 9, 2010. An offsetting amount was recorded in Additional-paid-capital to reflect the impact of the debt discount, net of the related deferred tax liability.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 8. Convertible Debt (Continued)

The principal amounts of the outstanding notes, the unamortized discount and the net carrying value at March 28, 2009 was $240.0 million, $8.5 million and $231.5 million and at December 27, 2008 was $240.0 million, $10.0 million and $230.0 million.

As of December 28, 2008, retained earnings includes a cumulative adjustment to interest expense of $22.6 million ($14.7 million, net of taxes) representing the non-cash difference between the stated interest rate (3%) on our convertible debt and our non-convertible debt borrowing rate (5.74%) at the time of issuance of our convertible debt.

For the three months ended March 28, 2009 and March 29, 2008, we recorded additional non-cash interest expense of $1.5 million ($1.0 million, net of taxes) and $1.4 million ($0.9 million, net of taxes) representing the difference between the stated interest rate on our convertible debt and our non-convertible debt borrowing rate at the time of issuance of our convertible debt.

For each of the three month periods ended March 28, 2009 and March 29, 2008, contractual interest expense relating to our convertible debt was $1.8 million ($1.2 million, net of taxes).

Note 9. Income Taxes

The total amount of unrecognized tax benefits as of March 28, 2009 was approximately $13.3 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of accrued interest and penalties were approximately $2.5 million and $0, respectively, as of March 28, 2009.  It is expected that the amount of interest will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.

Note 10. Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 28,	March 29,
	2009	2008
Interest	$11,494	$12,252
Income taxes	17,654	4,246

During the three months ended March 28, 2009, we had a $5.8 million non-cash net unrealized loss related to hedging activities. During the three months ended March 29, 2008, we had a $1.9 million non-cash net unrealized gain related to hedging activities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 11 – Plan of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs, which have resulted in the elimination of approximately 400 positions from our operations and the closing of several smaller facilities. For the three months ended March 28, 2009 and December 27, 2008, we recorded restructuring costs of approximately $4.0 million (approximately $2.8 million after taxes) and approximately $23.2 million (approximately $16.0 million after taxes), respectively, related to these actions. The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 28, 2009 and the remaining accrued balance of restructuring costs as of March 28, 2009, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 27, 2008	Provision	Payments	Balance at March 28, 2009
Severance costs (1)	$14,330	$2,451	$5,696	$11,085
Facility closing costs (2)	3,688	1,531	809	4,410
Other professional and consulting costs	519	61	167	413
Total	$18,537	$4,043	$6,672	$15,908

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

We expect that the majority of these costs will be paid in 2009.

The following table shows, by reportable segment, the restructuring costs incurred during the three months ended March 28, 2009 and the remaining accrued balance of restructuring costs as of March 28, 2009:

	Balance at December 27, 2008	Provision	Payments	Balance at March 28, 2009
Healthcare distribution	$18,457	$4,043	$6,660	$15,840
Technology	80	-	12	68
Total	$18,537	$4,043	$6,672	$15,908

Note 12 – Derivatives and Hedging Activities

Effective December 28, 2008, we adopted the provisions of FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures of our derivatives and hedging activities. FAS 161 does not change the accounting for derivatives and hedging activities, but rather provides more detailed disclosures concerning our objectives for our use of derivatives, the locations within our consolidated financial statements of both the derivative positions existing at period end and the effect of using derivatives during the period and the impact that the use of derivatives and hedging activities had on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 12 – Derivatives and Hedging Activities (Continued)

We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets. We attempt to minimize these risks by using interest rate swap agreements, foreign currency forward and swap contracts and by maintaining counter-party credit limits. These hedging activities provide only limited protection against interest rate, currency exchange and credit risks. Factors that could influence the effectiveness of our hedging programs include interest rate volatility, currency markets and availability of hedging instruments and liquidity of the credit markets. All interest rate swap and foreign currency forward and swap contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure. We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results. Fluctuations in foreign exchange rates may positively or negatively affect our revenues, gross margins, operating expenses, and retained earnings, all of which are expressed in U.S. dollars. Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward and swap contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. We purchase short-term (i.e., 12 months or less) foreign currency forward and swap contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to our foreign suppliers. We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.

The following table presents the fair value of our derivative instruments:

	Asset Derivatives		Liability Derivatives
	March 28, 2009		March 28, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments under
Statement 133:
Interest rate contracts	Prepaid expenses and other	$1,423	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	6,385	Accrued expenses other	5,603

Total		$7,808		$5,603

The following tables present the effect of our derivative instruments on our consolidated financial statements:

Fair Value Hedges	Income Statement Location of Gain on Derivative	Three Months Ended March 28, 2009	Income Statement Location of Forward Points on Derivative	Three Months Ended March 28, 2009
Foreign exchange contracts	Other income/expense	$4,513	Interest expense	$311

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 12 – Derivatives and Hedging Activities (Continued)

For the Three Months Ended March 28, 2009

Cash Flow Hedges	Gain Recognized in Other Comprehensive Income (Effective Portion)	Location of Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Gain Reclassified from Accumulated Other Comprehensive Income (Loss) into Income (Effective Portion)	Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
Foreign exchange contracts	$6,158	Other, net	$1,661	Interest expense	$108
		Cost of sales	276	Other, net	(30)

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

Executive-Level Overview

We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners. We serve more than 575,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions. We believe that we have a strong brand identity due to our more than 76 years of experience distributing healthcare products.

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

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations and cash flows for the three months ended March 28, 2009 and March 29, 2008 (in thousands):

	Three Months Ended
	March 28,	March 29,
	2009	2008 (1)
Operating results:
Net sales	$1,488,605	$1,521,777
Cost of sales	1,047,595	1,071,146
Gross profit	441,010	450,631
Operating expenses:
Selling, general and administrative	346,080	365,356
Restructuring costs	4,043	-
Operating income	$90,887	$85,275

Other expense, net	$(4,030)	$(4,567)
Income from continuing operations	59,300	54,772
Income from continuing operations attributable to Henry Schein, Inc.	54,851	51,522

Cash flows:
Net cash provided by (used in) operating activities	$(27,128)	$13,373
Net cash used in investing activities	(27,880)	(60,117)
Net cash provided by (used in) financing activities	(6,434)	5,285

(1)   Adjusted to reflect the effects of discontinued operations and the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Plan of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs, which included the elimination of approximately 400 positions from our operations and the closing of several smaller facilities. For the three months ended March 28, 2009 and December 27, 2008, we recorded restructuring costs of $4.0 million ($2.8 million after taxes) and approximately $23.2 million ($16.0 million after taxes), respectively, related to these actions. The costs associated with the restructuring are included in a separate line item, “Restructuring costs”, within our consolidated statements of income. We expect that the majority of these costs will be paid in 2009.

Annual pretax cost savings from this initiative are expected to be between $24.0 million and $27.0 million.

Three Months Ended March 28, 2009 Compared to Three Months Ended March 29, 2008

Net Sales

Net sales from continuing operations for the three months ended March 28, 2009 and March 29, 2008 were as follows (in thousands):

	March 28,	% of	March 29,	% of	Increase / (Decrease)
	2009	Total	2008 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$597,173	40.1%	$611,783	40.2%	$(14,610)	(2.4)%
Medical (4)	327,388	22.0	331,471	21.8	(4,083)	(1.2)
International (5)	523,719	35.2	539,728	35.5	(16,009)	(3.0)
Total healthcare distribution	1,448,280	97.3	1,482,982	97.5	(34,702)	(2.3)
Technology (6)	40,325	2.7	38,795	2.5	1,530	3.9
Total	$1,488,605	100.0%	$1,521,777	100.0%	$(33,172)	(2.2)

(1)	Adjusted to reflect the effects of discontinued operations.

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

The $33.2 million, or 2.2%, decrease in net sales for the three months ended March 28, 2009 includes an increase of 5.5% local currency growth (0.5% internally generated and 5.0% from acquisitions) and a decrease of 7.7% related to foreign currency exchange.

The $14.6 million, or 2.4%, decrease in dental net sales for the three months ended March 28, 2009 includes a decrease of 0.4% local currency growth (3.0% decline in internally generated growth offset by 2.6% growth from acquisitions) and a decrease of 2.0% related to foreign currency exchange. The 0.4% decline in local currency growth was due to a decline in dental equipment sales and service revenues of 5.1% (all internally generated) offset by dental consumable merchandise sales growth of 1.0% (2.4% decline in internally generated growth offset by 3.4% growth from acquisitions).

The $4.1 million, or 1.2%, decrease in medical net sales for the three months ended March 28, 2009 includes a decline in internal growth of 2.4% and acquisition growth of 1.2%. This decrease was partially due to the impact of higher sales of private-label products, as well as increased sales of generic pharmaceuticals.

The $16.0 million, or 3.0%, decrease in international net sales for the three months ended March 28, 2009 includes sales growth of 16.2% in local currencies (5.8% internally generated and 10.4% from acquisitions) and a decrease of 19.2% related to foreign currency exchange.

The $1.5 million, or 3.9%, increase in technology net sales for the three months ended March 28, 2009 includes an increase in internal sales growth of 8.8% and a decrease of 4.9% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended March 28, 2009 and March 29, 2008 were as follows (in thousands):

	March 28,	Gross	March 29,	Gross	Increase / (Decrease)
	2009	Margin %	2008 (1)	Margin %	$	%

Healthcare distribution	$411,849	28.4%	$422,210	28.5%	$(10,361)	(2.5)%
Technology	29,161	72.3	28,421	73.3	740	2.6
Total	$441,010	29.6	$450,631	29.6	$(9,621)	(2.1)

(1)	Adjusted to reflect the effects of discontinued operations.

For the three months ended March 28, 2009, gross profit decreased $9.6 million, or 2.1%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit decreased $10.3 million, or 2.5%, for the three months ended March 28, 2009 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 28.4% for the three months ended March 28, 2009 from 28.5% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit increased $0.7 million, or 2.6%, for the three months ended March 28, 2009 from the comparable prior year period. Technology gross profit margin decreased to 72.3% for the three months ended March 28, 2009 from 73.3% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended March 28, 2009 and March 29, 2008 were as follows (in thousands):

		% of		% of
	March 28,	Respective	March 29,	Respective	Increase / (Decrease)
	2009	Net Sales	2008 (1)	Net Sales	$	%

Healthcare distribution	$331,799	22.9%	$350,089	23.6%	$(18,290)	(5.2)%
Technology	14,281	35.4	15,267	39.4	(986)	(6.5)
Total	$346,080	23.3	$365,356	24.0	$(19,276)	(5.3)

(1)	Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses decreased $19.3 million, or 5.3%, to $346.1 million for the three months ended March 28, 2009 from the comparable prior year period. This decrease consists of $12.5 million in expense reductions and a $6.8 million net reduction from the effects of favorable foreign exchange offset by the additional selling, general and administrative costs from operations acquired. As a percentage of net sales, selling, general and administrative expenses decreased to 23.3% from 24.0% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses decreased $19.1 million, or 7.7%, to $228.9 million for the three months ended March 28, 2009 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.4% from 16.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses decreased $0.2 million, or 0.1%, to $117.2 million for the three months ended March 28, 2009 from the comparable prior year period. As a percentage of net sales, general and administrative expenses increased to 7.9% from 7.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended March 28, 2009 and March 29, 2008 were as follows (in thousands):

	March 28,	March 29,	Increase / (Decrease)
	2009	2008 (1)	$	%

Interest income	$2,801	$3,983	$(1,182)	(29.7)%
Interest expense	(6,814)	(8,167)	1,353	16.6
Other, net	(17)	(383)	366	95.6
Other expense, net	$(4,030)	$(4,567)	$537	11.8

(1)	Adjusted to reflect the effects of discontinued operations.

Other expense, net decreased $0.5 million for the three months ended March 28, 2009 from the comparable prior year period. This decrease was primarily due to decreased interest expense due to lower interest rates on our floating rate debt, partially offset by a decrease in interest income resulting from lower interest rates on our invested funds.

Income Taxes

For the three months ended March 28, 2009, our effective tax rate from continuing operations was 33.3% compared to 34.0% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

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

We finance our business primarily through cash generated from our operations, revolving credit facilities and debt placements. Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services, and access to products and services from our suppliers. Given current operating, economic and industry conditions, we believe that demand for our products and services may decline slightly.

Net cash flow used in operating activities was $27.1 million for the three months ended March 28, 2009, compared to net cash provided by operating activities of $13.4 million for the comparable prior year period. This net change of $40.5 million was primarily due to changes in net working capital. The timing of vendor payments occurring early in the quarter unfavorably affected cash flow by approximately $40.0 million to $50.0 million.

Net cash used in investing activities was $27.9 million for the three months ended March 28, 2009, compared to $60.1 million for the comparable prior year period. The net change of $32.2 million was primarily due to the absence of purchases of available-for-sale securities, partially offset by an increase in payments for business acquisitions.

We expect to invest approximately $27.0 million to $37.0 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used in financing activities was $6.4 million for the three months ended March 28, 2009, compared to net cash provided by financing activities of $5.3 million for the comparable prior year period. The net change of $11.7 million was primarily due to a reduction in proceeds from the exercise of stock options and reduced tax benefits related to stock-based compensation.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 28,	December 27,
	2009	2008 (1)

Cash and cash equivalents	$308,156	$369,570
Available-for-sale securities - long-term	25,888	29,028
Working capital	928,431	882,401

Debt:
Bank credit lines	$1,911	$4,936
Current maturities of long-term debt	155,044	156,405
Long-term debt	256,333	256,648
Total debt	$413,288	$417,989

(1)   Adjusted to reflect the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

As of March 28, 2009, we have approximately $25.9 million invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $20.6 million of our ARS are backed by student loans that are backed by the federal government and the remaining $5.3 million are invested in closed-end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers. The failure of these auctions has resulted in our inability to liquidate our ARS in the near term. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates. We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities. As of March 28, 2009, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investment and other line within our consolidated balance sheet.

Our business requires a substantial investment in working capital, which is susceptible to fluctuations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory. We anticipate future increases in our working capital requirements.

Our accounts receivable days sales outstanding from continuing operations increased to 43.1 days as of March 28, 2009 from 42.0 days as of March 29, 2008. Our inventory turns from continuing operations decreased to 5.7 as of March 28, 2009 from 6.3 as of March 29, 2008. Our working capital accounts may be impacted by current and future economic conditions.

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

In 2003, we entered into swap agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of March 28, 2009, there is $170.0 million of principal remaining with a weighted-average interest rate of 5.32%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature. The $400.0 million credit line expires in September 2013. This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010. As of March 28, 2009, there were no borrowings outstanding under this revolving credit facility and there were $13.0 million of letters of credit provided to third parties.

Under our common stock repurchase programs approved by our Board of Directors, we have $57.7 million available for future common stock share repurchases. During the quarter ended March 28, 2009, we did not repurchase any of our common stock.

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2008.

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In December 2007, the FASB issued Statement No. 141 (revised 2007), “Business Combinations” (“FAS 141(R)”) and Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS No. 141(R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This standard also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies. FAS 141(R) applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income includes the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. The presentation provisions of FAS 160 are to be applied retrospectively, and FAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of FAS 141(R) and FAS 160 did not have a material impact on our consolidated financial statements.

In January 2008, FASB issued EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”). EITF 03-6-1 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued FSP 157-2, “Partial Deferral of the Effective Date of Statement 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FASB Staff Position (“FSP”) applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS 157. This FSP clarifies the application of SFAS 157 in determining the fair values of assets or liabilities in a market that is not active. This FSP is effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of these FASB Staff Positions did not have a material impact on our consolidated financial statements.

In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format. FAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of FAS 161 did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).” This FSP requires us to allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and will be applied retrospectively to all periods presented. Upon the retrospective implementation of this FSP, we recorded a debt discount of approximately $32.6 million as of August 9, 2004, which is being amortized over a period of six years from the date our convertible debt was issued.

In June 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions. EITF 07-5 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The implementation of EITF 07-5 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141(R)-1 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. FSP 141(R)-1 is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FAS 141(R)-1 did not have a material impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Early adoption of FSP 107-1 and APB 28-1 may be made only if FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” and FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments” are also adopted early. We are currently evaluating the impact that FSP 107-1 and APB 28-1 will have on our consolidated financial statements. See below for discussions of FSP 157-4 and FAS 124-2.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 115-2 or FAS 107-1 and APB 28-1, FSP 157-4 must also be adopted early. We are currently evaluating the impact that FSP 157-4 will have on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. If early adoption is elected for either FAS 157-4 or FAS 107-1 and APB 28-1, FSP 115-2 and FAS 124-2 must also be adopted early. We are currently evaluating the impact that FSP 115-2 and FAS 124-2 will have on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 28, 2009 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended March 28, 2009, we completed two acquisitions with aggregate annual revenues of $10.0 million. In addition, we outsourced the maintenance of the Company’s accounting records for its Long Term Incentive Program consisting of stock options, restricted stock and restricted stock unit grants, which represented share-based compensation expense of $25.4 million for the year ended December 27, 2008.

Post acquisition related activities continued for Dental, Medical and Animal Health businesses acquired since September 2008 within the United States and internationally with approximate aggregate annual revenues of $289.0 million. These acquisitions continue to utilize separate information and financial accounting systems, and have been included in our consolidated financial statements.

All acquisitions, acquisition integrations and systems implementations involve necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

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

We have various insurance policies, including product liability insurance, covering risks in amounts that we consider adequate. In many cases in which we have been sued in connection with products manufactured by others, the manufacturer provides us with indemnification. There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection. In our opinion, all pending matters are covered by insurance or will not have a material adverse effect on our financial condition or results of operations.

As of March 28, 2009, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On both October 31, 2005 and March 28, 2007, our Board of Directors authorized an additional $100.0 million, for a total of $300.0 million, of shares of our common stock to be repurchased under this program. As of March 28, 2009, we had repurchased $242.3 million of common stock (5,633,952 shares) under this initiative, with $57.7 million available for future common stock share repurchases.

During the fiscal quarter ended March 28, 2009, we did not repurchase any of our common stock. The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program

12/28/08 through 01/31/09	1,542,490
02/01/09 through 02/28/09	1,574,029
03/01/09 through 03/28/09	1,443,024

ITEM 6. EXHIBITS

Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: May 4, 2009