Form 10-Q
period 2009-06-27
HENRY SCHEIN INC
filed 2009-08-04
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2009

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

As of July 28, 2009, there were 90,188,602 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 27,	December 27,
	2009	2008
	(unaudited)	(Adjusted - Notes 1 & 8)
ASSETS
Current assets:
Cash and cash equivalents	$393,873	$369,570
Accounts receivable, net of reserves of $46,419 and $42,855	730,996	734,027
Inventories, net	737,956	731,654
Deferred income taxes	38,667	36,974
Prepaid expenses and other	187,798	193,841
Total current assets	2,089,290	2,066,066
Property and equipment, net	254,008	247,835
Goodwill	948,862	922,952
Other intangibles, net	206,429	214,093
Investments and other	146,901	148,264
Total assets	$3,645,490	$3,599,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$435,579	$554,773
Bank credit lines	2,014	4,936
Current maturities of long-term debt	154,251	156,405
Accrued expenses:
Payroll and related	123,182	135,523
Taxes	91,091	69,792
Other	251,495	262,236
Total current liabilities	1,057,612	1,183,665
Long-term debt	261,229	256,648
Deferred income taxes	96,542	95,399
Other liabilities	58,482	58,109

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
90,167,656 outstanding on June 27, 2009 and
89,351,849 outstanding on December 27, 2008	902	894
Additional paid-in capital	740,186	725,540
Retained earnings	1,309,778	1,181,454
Accumulated other comprehensive income	45,578	29,721
Total Henry Schein, Inc. stockholders' equity	2,096,444	1,937,609
Noncontrolling interest	75,181	67,780
Total stockholders' equity	2,171,625	2,005,389
Total liabilities and stockholders' equity	$3,645,490	$3,599,210

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
		(Adjusted - Notes 1 & 8)		(Adjusted - Notes 1 & 8)

Net sales	$1,611,006	$1,640,851	$3,099,611	$3,162,628
Cost of sales	1,132,494	1,152,741	2,180,089	2,223,887
Gross profit	478,512	488,110	919,522	938,741
Operating expenses:
Selling, general and administrative	356,202	374,118	702,282	739,474
Restructuring costs	-	-	4,043	-
Operating income	122,310	113,992	213,197	199,267
Other income (expense):
Interest income	2,486	3,974	5,287	7,957
Interest expense	(6,467)	(9,593)	(13,281)	(17,760)
Other, net	(272)	(291)	(289)	(674)
Income from continuing operations before
taxes, noncontrolling interest and equity in
earnings of affiliates	118,057	108,082	204,914	188,790
Income taxes	(38,841)	(36,874)	(67,763)	(64,320)
Equity in earnings of affiliates	1,212	908	2,577	2,418
Income from continuing operations	80,428	72,116	139,728	126,888
Loss from discontinued operations, net of tax	-	(415)	-	(497)
Net income	80,428	71,701	139,728	126,391
Less: Net income attributable to noncontrolling interests	(6,955)	(7,131)	(11,404)	(10,381)
Net income attributable to Henry Schein, Inc.	$73,473	$64,570	$128,324	$116,010

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$73,473	$64,985	$128,324	$116,507
Loss from discontinued operations, net of tax	-	(415)	-	(497)
Net income	$73,473	$64,570	$128,324	$116,010

Earnings per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$0.83	$0.73	$1.44	$1.30
Diluted	$0.81	$0.71	$1.43	$1.26

From discontinued operations:
Basic	$0.00	$(0.01)	$0.00	$0.00
Diluted	$0.00	$(0.01)	$0.00	$0.00

From net income:
Basic	$0.83	$0.72	$1.44	$1.30
Diluted	$0.81	$0.70	$1.43	$1.26

Weighted-average common shares outstanding:
Basic	88,815	89,587	88,838	89,417
Diluted	90,534	92,012	90,021	92,212

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance, December 27, 2008 - as previously reported	89,351,849	$894	$705,799	$1,195,771	$29,721	$-	$1,932,185
Cumulative impact of adopting FSP APB 14-1	-	-	19,741	(14,317)	-	-	5,424
Cumulative impact of adopting FAS 160	-	-	-	-	-	67,780	67,780
Balance, December 27, 2008 - as adjusted	89,351,849	$894	$725,540	$1,181,454	$29,721	$67,780	$2,005,389

Net income	-	-	-	128,324	-	11,404	139,728
Foreign currency translation gain	-	-	-	-	6,862	1,115	7,977
Unrealized gain from foreign currency hedging activities,
net of tax of $5,878	-	-	-	-	10,461	-	10,461
Unrealized investment loss, net of tax of $409	-	-	-	-	(526)	-	(526)
Pension adjustment loss, net of tax of $127	-	-	-	-	(940)	-	(940)
Total comprehensive income						12,519	156,700
Dividends paid	-	-	-	-	-	(2,072)	(2,072)
Noncontrolling interest of acquired companies	-	-	-	-	-	(3,046)	(3,046)
Shares issued upon exercise of stock options,
including tax benefit of $59	137,382	1	3,868	-	-	-	3,869
Stock-based compensation expense	744,974	7	12,296	-	-	-	12,303
Shares withheld for payroll taxes	(66,549)	-	(2,006)	-	-	-	(2,006)
Liability for cash settlement stock option awards and other	-	-	488	-	-	-	488

Balance, June 27, 2009	90,167,656	$902	$740,186	$1,309,778	$45,578	$75,181	$2,171,625

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 27,	June 28,
	2009	2008
		(Adjusted - Notes 1 & 8)
Cash flows from operating activities:
Net income	$139,728	$126,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,734	39,708
Amortization of bond discount	2,964	2,792
Stock-based compensation expense	12,303	16,216
Provision for losses on trade and other accounts receivable	1,712	2,604
Benefit from deferred income taxes	(5,921)	(3,842)
Undistributed earnings of affiliates	(2,577)	(2,418)
Other	1,491	(1,317)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	14,443	(6,752)
Inventories	13,248	(5,064)
Other current assets	2,470	10,978
Accounts payable and accrued expenses	(141,020)	(40,612)
Net cash provided by operating activities	79,575	138,684

Cash flows from investing activities:
Purchases of fixed assets	(28,403)	(23,466)
Payments for equity investment and business
acquisitions, net of cash acquired	(26,489)	(23,581)
Purchases of available-for-sale securities	-	(35,925)
Proceeds from sales of available-for-sale securities	4,040	847
Net proceeds from (payments for) foreign exchange forward contract settlements	275	(5,052)
Other	(2,680)	4,504
Net cash used in investing activities	(53,257)	(82,673)

Cash flows from financing activities:
Repayments of bank borrowings	(3,393)	(6,508)
Principal payments for long-term debt	(2,612)	(5,949)
Proceeds from issuance of stock upon exercise of stock options	3,928	12,695
Payments for repurchases of common stock	-	(31,647)
Excess tax benefits related to stock-based compensation	683	4,673
Other	(1,748)	(1,401)
Net cash used in financing activities	(3,142)	(28,137)

Net change in cash and cash equivalents	23,176	27,874
Effect of exchange rate changes on cash and cash equivalents	1,127	(4,032)
Cash and cash equivalents, beginning of period	369,570	247,590
Cash and cash equivalents, end of period	$393,873	$271,432

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the six months ended June 27, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2009.

Effective December 28, 2008, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“FAS 160”). FAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income includes the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. As of December 27, 2008, we included noncontrolling interests totaling approximately $67.8 million in stockholders’ equity within our consolidated balance sheets, as the cumulative impact of adopting FAS 160.

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

The following tables present information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008 (1)	2009	2008 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$625,791	$659,539	$1,222,964	$1,271,322
Medical (4)	350,870	324,938	678,258	656,409
International (5)	591,794	615,256	1,115,513	1,154,984
Total healthcare distribution	1,568,455	1,599,733	3,016,735	3,082,715
Technology (6)	42,551	41,118	82,876	79,913
Total	$1,611,006	$1,640,851	$3,099,611	$3,162,628

(1)	Adjusted to reflect the effects of discontinued operations.
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

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008 (1)	2009	2008 (1)
Operating Income:
Healthcare distribution	$107,000	$99,750	$183,007	$171,871
Technology	15,310	14,242	30,190	27,396
Total	$122,310	$113,992	$213,197	$199,267

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense, recorded in accordance with the provisions of FASB Statement No. 123(R), “Share-Based Payment,” of $6.2 million ($4.2 million after-tax) and $12.3 million ($8.2 million after-tax) for the three and six months ended June 27, 2009, respectively, and $6.9 million ($4.6 million after-tax) and $16.2 million ($10.7 million after-tax) for the three and six months ended June 28, 2008, respectively.

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

Prior to March 2009, stock-based awards were provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”). The Plans are administered by the Compensation Committee of the Board of Directors. Awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units).

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

The Plans provide for adjustments to the performance-based restricted stock targets for significant events such as acquisitions, divestitures, new business ventures and share repurchases. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

Restricted stock units, or RSUs, are unit awards that we grant to certain employees that entitle the recipient to shares of common stock upon vesting. We grant restricted stock units with the same time-based and performance-based vesting that we use for restricted stock. The fair value of RSUs is determined on the date of grant, based on our closing stock price.

Total unrecognized compensation cost related to non-vested awards as of June 27, 2009 was $65.3 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 3. Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2009	2008
Expected dividend yield	0%	0%
Expected stock price volatility	28%	20%
Risk-free interest rate	1.88%	2.75%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the six months ended June 27, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,791,828	$39.85
Granted	42,206	38.33
Exercised	(137,382)	28.59		$2,007
Forfeited	(70,229)	47.00
Outstanding at end of period	6,626,423	$40.01	5.8	$65,993

Options exercisable at end of period	5,127,339	$35.67	5.1	$65,482

The following tables summarize the status of our non-vested restricted stock/units for the six months ended June 27, 2009:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	285,225	$14,771
Granted	341,160	11,855
Vested	(1,315)	(49)
Forfeited	(20,449)	(1,037)
Outstanding at end of period	604,621	$25,540	$28,726

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	347,141	$17,704
Granted	904,147	11,830
Vested	(178,593)	(8,448)
Forfeited	(14,686)	(676)
Outstanding at end of period	1,058,009	$20,410	$50,266

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 4. Business Acquisitions and Other Transactions

Acquisitions

We completed certain acquisitions during the six months ended June 27, 2009. The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Loan and Investment Agreement

On December 12, 2008, we converted $10.4 million of loan receivables and related accrued interest into an equity interest of 15.33% in D4D Technologies, LLC (“D4D”). Due to the conversion, we now account for our equity interest in D4D under the equity method of accounting prospectively from the date of conversion.

In addition, under the original agreement (as previously amended), if certain product specification and performance milestones occurred, we were required to pay additional amounts (as equity contributions) to D4D and certain of its members equal to $16.0 million. On August 3, 2009, we entered into a further amendment whereby we agreed to pay D4D and certain of its members $8.0 million upon execution of the agreement and to make two contingent payments in each of 2010 and 2011 of up to $4.0 million each based on D4D’s financial performance. All payments made under the amended agreement will be accounted for as increases in the carrying value of our investment in D4D and any underlying allocations to intangible assets will be determined at time of payment.

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

For the three and six months ended June 27, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

For the three and six months ended June 28, 2008, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt. During the period, the debt was convertible at a premium as a result of the conditions of the debt. As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008	2009	2008
Basic	88,814,906	89,587,080	88,837,941	89,416,532
Effect of dilutive securities:
Stock options, restricted stock and restricted units	1,719,040	1,617,513	1,183,555	1,831,303
Effect of assumed conversion of convertible debt	-	807,540	-	964,164
Diluted	90,533,946	92,012,133	90,021,496	92,211,999

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 5. Earnings Per Share (Continued)

Weighted-average options to purchase 2,741,364 shares of common stock at exercise prices ranging from $45.85 to $62.05 per share and 1,091,672 shares of common stock at exercise prices ranging from $55.18 to $62.05 per share that were outstanding during the three months ended June 27, 2009 and June 28, 2008, respectively, were excluded from the computation of diluted earnings per share. Weighted-average options to purchase 2,856,864 shares of common stock at exercise prices ranging from $40.40 to $62.05 per share and 705,196 shares of common stock at exercise prices ranging from $59.89 to $62.05 per share that were outstanding during the six months ended June 27, 2009 and June 28, 2008, respectively, were excluded from the computation of diluted earnings per share. In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

Note 6. Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income, foreign currency translation adjustments, unrealized gains (losses) on hedging activity and investment and pension adjustments. The following table presents our comprehensive income:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008 (1)	2009	2008 (1)

Comprehensive income	$142,701	$69,391	$156,700	$157,954
Comprehensive income attributable to
Henry Schein, Inc.	131,870	62,205	144,181	145,188
Comprehensive income for noncontrolling interests	10,831	7,186	12,519	12,766

(1) Adjusted to reflect the effects of discontinued operations and the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Note 7. Fair Value Measurements

Effective December 30, 2007, we adopted FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”), as it relates to financial assets and financial liabilities. FAS 157 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The adoption of FAS 157 did not have a material impact on our consolidated financial statements.

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

The following section describes the valuation methodologies that we used to measure different financial instruments at fair value.

Cash equivalents and trade receivables

Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Available-for-sale securities

The fair value of available-for-sale securities at June 27, 2009 is estimated based on internally generated discounted cash flow models.

Long-term investments and notes receivable

There are no quoted market prices available for investments in unconsolidated affiliates and long-term notes receivable; however, we believe the carrying amounts are a reasonable estimate of fair value.

Auction-rate securities

As of June 27, 2009, we have approximately $27.0 million ($24.0 million net of temporary impairments) invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $22.1 million ($19.1 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $4.9 million are invested in closed-end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers. The failure of these auctions has resulted in our inability to liquidate our ARS in the near term. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 7. Fair Value Measurements (Continued)

During 2009, we have received approximately $2.3 million and $1.7 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

As of June 27, 2009, we have classified our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, we have recorded a temporary impairment of $0.9 million during the six months ended June 27, 2009, related to our closed-end municipal bond funds and our student loan portfolios. This adjustment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet and resulted in a cumulative impairment of $3.0 million as of June 27, 2009.

The closed-end municipal bond fund and student loan portfolios have an aggregate carrying value at June 27, 2009 of approximately $24.0 million, net of the temporary impairment, and are included as part of Investments and other within our consolidated balance sheet.

Money market fund

As of June 27, 2009, we had an investment of approximately $2.5 million ($1.7 million net of reserves) invested in the Reserve Primary Fund. This money market fund included in its holdings commercial paper of Lehman Brothers. As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00. Currently, this fund is in the process of being liquidated. As of June 27, 2009, the value of our holdings in this fund has been classified within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt. The fair value of our debt as of June 27, 2009 and December 27, 2008 was estimated at $444.8 million and $426.8 million.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 7. Fair Value Measurements (Continued)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 27, 2009:

	Level 1	Level 2	Level 3	Total

Assets:
Auction-rate securities	$-	$-	$24,053	$24,053
Money market fund	-	-	1,734	1,734
Derivative contracts	-	2,567	-	2,567
Total assets	$-	$2,567	$25,787	$28,354

Liabilities:
Derivative contracts	$-	$8,887	$-	$8,887
Total liabilities	$-	$8,887	$-	$8,887

As of June 27, 2009, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model. The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio. We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc. As a result of these analyses, for the six months ended June 27, 2009, we recorded a temporary impairment loss of $0.9 million related to our ARS portfolio. The reserve recorded in 2008 of $0.8 million related to our holdings within the Reserve Primary Fund remained unchanged as of June 27, 2009. The following table presents a reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (Unobservable Inputs)
Closed-End Municipal Bond Fund and
Student Loan Backed
Auction-Rate Securities
and Money Market Fund

Balance, December 27, 2008	$33,546
Transfers to Level 3	-
Redemptions (at par)	(6,824)
Gains and (losses):
Reported in earnings	-
Reported in accumulated other comprehensive income	(935)
Balance, June 27, 2009	$25,787

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

In 2004, we completed an issuance of $240.0 million of convertible debt. These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034. The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is equivalent to a conversion price of $46.34 per share. For the three and six months ended June 27, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

Upon the retrospective implementation of this FSP, we recorded a debt discount of $32.6 million, as of August 9, 2004, representing the difference between the fair value of our $240.0 million 3% convertible debt at the time of issuance and the face amount of the convertible debt. We also recorded a related deferred tax liability of $12.1 million representing the tax impact of recording the debt discount. This debt discount is being amortized over a period of six years from the date our convertible debt was issued until August 9, 2010. An offsetting amount was recorded in Additional paid-in capital to reflect the impact of the debt discount, net of the related deferred tax liability.

The principal amounts of the outstanding notes, the unamortized discount and the net carrying value at June 27, 2009 was $240.0 million, $7.0 million and $233.0 million and at December 27, 2008 was $240.0 million, $10.0 million and $230.0 million.

As of December 28, 2008, retained earnings includes a cumulative adjustment to interest expense of $22.6 million ($14.7 million, net of taxes) representing the non-cash difference between the stated interest rate (3%) on our convertible debt and our non-convertible debt borrowing rate (5.74%) at the time of issuance of our convertible debt.

For the three and six months ended June 27, 2009, we recorded additional non-cash interest expense of $1.5 million ($1.0 million, net of taxes) and $3.0 million ($2.0 million, net of taxes), respectively, and for the three and six months ended June 28, 2008 we recorded additional non-cash interest expense of $1.4 million ($0.9 million, net of taxes) and $2.8 million ($1.8 million, net of taxes), respectively, representing the difference between the stated interest rate on our convertible debt and our non-convertible debt borrowing rate at the time of issuance of our convertible debt.

For each of the three and six month periods ended June 27, 2009 and June 28, 2008, contractual interest expense relating to our convertible debt was $1.8 million ($1.2 million, net of taxes) and $3.6 million ($2.4 million, net of taxes), respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 9. Income Taxes

The total amount of unrecognized tax benefits as of June 27, 2009 was $14.5 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next twelve months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of accrued interest and penalties were $2.6 million and $0, respectively, as of June 27, 2009.  It is expected that the amount of interest will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2004 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.

Note 10. Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 27,	June 28,
	2009	2008
Interest	$13,254	$15,426
Income taxes	60,202	41,481

During the six months ended June 27, 2009, we had a $9.9 million non-cash net unrealized gain related to hedging activities. During the six months ended June 28, 2008, we had a $0.7 million non-cash net unrealized loss related to hedging activities.

Note 11 – Plan of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs, which have resulted in the elimination of 430 positions from our operations and the closing of several smaller facilities. For the six months ended June 27, 2009, we recorded restructuring costs of approximately $4.0 million (approximately $2.8 million after taxes). The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 27, 2009 and the remaining accrued balance of restructuring costs as of June 27, 2009, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 27, 2008	Provision	Payments and Other Adjustments	Balance at June 27, 2009
Severance costs (1)	$14,330	$2,451	$(10,560)	$6,221
Facility closing costs (2)	3,688	1,531	(1,321)	3,898
Other professional and consulting costs	519	61	(244)	336
Total	$18,537	$4,043	$(12,125)	$10,455

(1)	Represents salaries and related benefits for employees separated from the Company.
(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 11 – Plan of Restructuring (Continued)

We expect that the majority of these costs will be paid in 2009.

The following table shows, by reportable segment, the restructuring costs incurred during 2009 and the remaining accrued balance of restructuring costs as of June 27, 2009:

	Balance at December 27, 2008	Provision	Payments and Other Adjustments	Balance at June 27, 2009
Healthcare distribution	$18,457	$4,043	$(12,121)	$10,379
Technology	80	-	(4)	76
Total	$18,537	$4,043	$(12,125)	$10,455

Note 12 – Derivatives and Hedging Activities

Effective December 28, 2008, we adopted the provisions of FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures of our derivatives and hedging activities. FAS 161 does not change the accounting for derivatives and hedging activities, but rather provides more detailed disclosures concerning our objectives for our use of derivatives, the locations within our consolidated financial statements of both the derivative positions existing at period end and the effect of using derivatives during the period and the impact that the use of derivatives and hedging activities had on our consolidated financial statements.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 12 – Derivatives and Hedging Activities (Continued)

The following table presents the fair value of our derivative instruments:

	Asset Derivatives		Liability Derivatives
	June 27, 2009		June 27, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments under
Statement 133:
Interest rate contracts	Prepaid expenses and other	$708	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	1,487	Accrued expenses other	6,460

Total		2,195		6,460

Derivatives not designated as
hedging instruments under
Statement 133:
Foreign exchange contracts	Prepaid expenses and other	372	Accrued expenses other	2,427

Total derivatives		$2,567		$8,887

Fair Value Hedges

Our fair value hedges consist of foreign exchange contracts. Gains associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $3.4 million and $7.9 million for the three and six months ended June 27, 2009. Forward points related to these foreign exchange contracts, recorded in Interest expense within our consolidated statements of income, totaled $0.1 million and $0.4 million for the three and six months ended June 27, 2009.

Cash Flow Hedges

Our cash flow hedges consist of foreign exchange contracts. The amounts recorded in Accumulated other comprehensive income (“AOCI”) primarily represent the change in spot rates at the time of the initial hedge compared to the spot rate when marked to market. The loss recognized in AOCI (effective portion) for the three months ended June 27, 2009 was $5.7 million. The gain recognized in AOCI (effective portion) for the six months ended June 27, 2009 was $0.5 million.

The activity recorded within our consolidated statements of income relating to cash flow hedges include amounts reclassified from AOCI (effective portion) and forward points (ineffective portion). The following table presents the effect of our cash flow hedges:

Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 27, 2009	Six Months Ended June 27, 2009		Three Months Ended June 27, 2009	Six Months Ended June 27, 2009
Other, net	$231	$1,892	Interest expense	$125	$17
Cost of sales	(66)	210	Other, net	16	(14)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

(unaudited)

Note 12 – Derivatives and Hedging Activities (Continued)

Undesignated Hedges

Our undesignated hedges consist of foreign exchange contracts. Losses associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $5.5 million for the three and six months ended June 27, 2009. Forward points related to these foreign exchange contracts, which are recorded in Interest expense within our consolidated statements of income, totaled $0.1 million for the three and six months ended June 27, 2009.

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

We are headquartered in Melville, New York, employ more than 12,500 people (of which approximately 5,000 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom. We also have affiliates in Iceland, Saudi Arabia and the United Arab Emirates.

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

As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States. Given current operating, economic and industry conditions, we believe that demand for our products and services will grow at slower rates. The Centers for Medicare and Medicaid Services, or CMS, published “National Health Expenditure Projections 2008 – 2018” indicating that total national healthcare spending reached $2.4 trillion in 2008, or 16.6% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States. Healthcare spending is projected to reach $4.4 trillion in 2018, approximately 20.3% of the nation’s gross domestic product.

Government Influences

The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures. National healthcare reform is currently the subject of a major Presidential initiative, and legislation expanding coverage and making other significant changes in the health care system is expected. Currently, and for the foreseeable future, a large portion of the total cost of medical care is and will be paid by government and private insurance programs. The reform effort may substantially modify rules governing such programs, affecting payment methods, rates and limits, as well as other matters.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 has been the largest expansion of the Medicare program since its inception, and provides participants with voluntary outpatient prescription drug benefits. This Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement.

As a distributor of equipment, supplies and drugs for medical, dental and veterinary offices, we are subject to numerous federal laws regulating the intersection between health care providers and suppliers of goods and services to those providers. These laws make it unlawful to pay any remuneration, direct or indirect, to induce the referral, recommendation or arrangement of any health care services paid by a federal reimbursement program (e.g., Medicare and Medicaid). A violation may result in criminal or severe civil damages, and recent changes to the federal False Claims Act adopted in 2009 have expanded the potential liability. Many states have adopted similar laws, and recently, their own state false claims acts. A number of states have also recently passed legislation regulating interactions between vendors and physicians, but as a distributor (as opposed to a manufacturer), we are generally not covered by these laws.

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the human pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  An increasing number of states, including Florida, have already adopted laws and regulations, including drug pedigree tracking requirements, that are intended to protect the integrity of the human pharmaceutical distribution system. Regulations adopted under the federal Prescription Drug Marketing Act, effective December, 2006, require the identification and documentation of transactions involving the receipt and distribution of human prescription drugs, that is, drug pedigree information. Other states and government agencies are currently considering similar laws and regulations. We continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.

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

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations for the three and six months ended June 27, 2009 and June 28, 2008 and cash flows for the six months ended June 27, 2009 and June 28, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2009	2008 (1)	2009	2008 (1)
Operating results:
Net sales	$1,611,006	$1,640,851	$3,099,611	$3,162,628
Cost of sales	1,132,494	1,152,741	2,180,089	2,223,887
Gross profit	478,512	488,110	919,522	938,741
Operating expenses:
Selling, general and administrative	356,202	374,118	702,282	739,474
Restructuring costs	-	-	4,043	-
Operating income	$122,310	$113,992	$213,197	$199,267

Other expense, net	$(4,253)	$(5,910)	$(8,283)	$(10,477)
Income from continuing operations	80,428	72,116	139,728	126,888
Income from continuing operations attributable
to Henry Schein, Inc.	73,473	64,985	128,324	116,507

Cash flows:
Net cash provided by operating activities			$79,575	$138,684
Net cash used in investing activities			(53,257)	(82,673)
Net cash used in financing activities			(3,142)	(28,137)

(1)

Adjusted to reflect the effects of discontinued operations and the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Plan of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs, which included the elimination of 430 positions from our operations and the closing of several smaller facilities. For the six months ended June 27, 2009, we recorded restructuring costs of approximately $4.0 million (approximately $2.8 million after taxes). The costs associated with the restructuring are included in a separate line item, “Restructuring costs”, within our consolidated statements of income. We expect that the majority of these costs will be paid in 2009.

Annual pretax cost savings from this initiative are expected to be between $24.0 million and $27.0 million.

Three Months Ended June 27, 2009 Compared to Three Months Ended June 28, 2008

Net Sales

Net sales from continuing operations for the three months ended June 27, 2009 and June 28, 2008 were as follows (in thousands):

	June 27,	% of	June 28,	% of	Increase / (Decrease)
	2009	Total	2008 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$625,791	38.9%	$659,539	40.2%	$(33,748)	(5.1)%
Medical (4)	350,870	21.8	324,938	19.8	25,932	8.0
International (5)	591,794	36.7	615,256	37.5	(23,462)	(3.8)
Total healthcare distribution	1,568,455	97.4	1,599,733	97.5	(31,278)	(2.0)
Technology (6)	42,551	2.6	41,118	2.5	1,433	3.5
Total	$1,611,006	100.0%	$1,640,851	100.0%	$(29,845)	(1.8)

(1)	Adjusted to reflect the effects of discontinued operations.

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

The $29.8 million, or 1.8%, decrease in net sales for the three months ended June 27, 2009 includes an increase of 5.3% local currency growth (0.7% internally generated and 4.6% from acquisitions) offset by a decrease of 7.1% related to foreign currency exchange.

The $33.7 million, or 5.1%, decrease in dental net sales for the three months ended June 27, 2009 includes a decrease of 3.6% in local currencies (6.0% decline in internally generated growth offset by 2.4% growth from acquisitions) and a decrease of 1.5% related to foreign currency exchange. The 3.6% decline in local currencies was due to a decline in dental equipment sales and service revenues of 17.5% (18.0% decline in internally generated revenue offset by 0.5% growth from acquisitions) offset by dental consumable merchandise sales growth of 1.3% (1.7% decline in internally generated revenue offset by 3.0% growth from acquisitions).

The $25.9 million, or 8.0%, increase in medical net sales for the three months ended June 27, 2009 includes an increase in internal growth of 6.7% and acquisition growth of 1.3%. Approximately 3% of the internal sales growth was due to increased sales of products related to the H1N1 virus.

The $23.5 million, or 3.8%, decrease in international net sales for the three months ended June 27, 2009 includes sales growth of 13.4% in local currencies (4.1% internally generated and 9.3% from acquisitions) offset by a decrease of 17.2% related to foreign currency exchange. The increase in local currency sales was due to strength in our dental equipment and veterinary businesses.

The $1.4 million, or 3.5%, increase in technology net sales for the three months ended June 27, 2009 includes an increase in internal sales growth of 7.3% offset by a decrease of 3.8% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended June 27, 2009 and June 28, 2008 were as follows (in thousands):

	June 27,	Gross	June 28,	Gross	Increase / (Decrease)
	2009	Margin %	2008 (1)	Margin %	$	%

Healthcare distribution	$447,729	28.5%	$457,284	28.6%	$(9,555)	(2.1)%
Technology	30,783	72.3	30,826	75.0	(43)	(0.1)
Total	$478,512	29.7	$488,110	29.7	$(9,598)	(2.0)

(1)	Adjusted to reflect the effects of discontinued operations.

For the three months ended June 27, 2009, gross profit decreased $9.6 million, or 2.0%, from the comparable prior year period. As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies. Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment. These higher gross margins result from being both the developer and seller of software products, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit decreased $9.6 million, or 2.1%, for the three months ended June 27, 2009 from the comparable prior year period. Healthcare distribution gross profit margin decreased to 28.5% for the three months ended June 27, 2009 from 28.6% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit decreased $0.04 million, or 0.1%, for the three months ended June 27, 2009 from the comparable prior year period. Technology gross profit margin decreased to 72.3% for the three months ended June 27, 2009 from 75.0% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended June 27, 2009 and June 28, 2008 were as follows (in thousands):

		% of		% of
	June 27,	Respective	June 28,	Respective	Increase / (Decrease)
	2009	Net Sales	2008 (1)	Net Sales	$	%

Healthcare distribution	$340,729	21.7%	$357,534	22.3%	$(16,805)	(4.7)%
Technology	15,473	36.4	16,584	40.3	(1,111)	(6.7)
Total	$356,202	22.1	$374,118	22.8	$(17,916)	(4.8)

(1)	Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses decreased $17.9 million, or 4.8%, to $356.2 million for the three months ended June 27, 2009 from the comparable prior year period. This decrease consists of $12.0 million in expense reductions and a $5.9 million net reduction from the effects of favorable foreign exchange offset by the additional selling, general and administrative costs from operations acquired. As a percentage of net sales, selling, general and administrative expenses decreased to 22.1% from 22.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses decreased $14.3 million, or 5.7%, to $238.0 million for the three months ended June 27, 2009 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 14.8% from 15.4% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses decreased $3.6 million, or 3.0%, to $118.2 million for the three months ended June 27, 2009 from the comparable prior year period. As a percentage of net sales, general and administrative expenses decreased to 7.3% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended June 27, 2009 and June 28, 2008 were as follows (in thousands):

	June 27,	June 28,	Increase / (Decrease)
	2009	2008 (1)	$	%

Interest income	$2,486	$3,974	$(1,488)	(37.4)%
Interest expense	(6,467)	(9,593)	3,126	32.6
Other, net	(272)	(291)	19	6.5
Other expense, net	$(4,253)	$(5,910)	$1,657	28.0

(1)

Adjusted to reflect the effects of discontinued operations and the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Other expense, net decreased $1.7 million for the three months ended June 27, 2009 from the comparable prior year period. This decrease was primarily the result of decreased interest expense due to interest rate swaps as well as lower interest rates on our floating rate debt, partially offset by a decrease in interest income resulting from lower interest rates on our invested funds.

Income Taxes

For the three months ended June 27, 2009, our effective tax rate from continuing operations was 32.9% compared to 34.1% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Six Months Ended June 27, 2009 Compared to Six Months Ended June 28, 2008

Net Sales

Net sales from continuing operations for the six months ended June 27, 2009 and June 28, 2008 were as follows (in thousands):

	June 27,	% of	June 28,	% of	Increase / (Decrease)
	2009	Total	2008 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$1,222,964	39.4%	$1,271,322	40.2%	$(48,358)	(3.8)%
Medical (4)	678,258	21.9	656,409	20.8	21,849	3.3
International (5)	1,115,513	36.0	1,154,984	36.5	(39,471)	(3.4)
Total healthcare distribution	3,016,735	97.3	3,082,715	97.5	(65,980)	(2.1)
Technology (6)	82,876	2.7	79,913	2.5	2,963	3.7
Total	$3,099,611	100.0%	$3,162,628	100.0%	$(63,017)	(2.0)

(1)	Adjusted to reflect the effects of discontinued operations.

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

The $63.0 million, or 2.0%, decrease in net sales for the six months ended June 27, 2009 includes an increase of 5.4% local currency growth (0.5% internally generated and 4.9% from acquisitions) offset by a decrease of 7.4% related to foreign currency exchange.

The $48.4 million, or 3.8%, decrease in dental net sales for the six months ended June 27, 2009 includes a decrease of 2.1% in local currencies (4.3% decline in internally generated revenue offset by 2.2% growth from acquisitions) and a decrease of 1.7% related to foreign currency exchange. The 2.1% decline in local currencies was due to a decline in dental equipment sales and service revenues of 11.9% (12.3% decline in internally generated revenue offset by 0.4% growth from acquisitions) offset by dental consumable merchandise sales growth of 1.2% (1.7% decline in internally generated revenue offset by 2.9% growth from acquisitions).

The $21.9 million, or 3.3%, increase in medical net sales for the six months ended June 27, 2009 includes an increase from internal growth of 2.1% and acquisition growth of 1.2%.

The $39.5 million, or 3.4%, decrease in international net sales for the six months ended June 27, 2009 includes sales growth of 14.7% in local currencies (4.5% internally generated and 10.2% from acquisitions) offset by a decrease of 18.1% related to foreign currency exchange.

The $3.0 million, or 3.7%, increase in technology net sales for the six months ended June 27, 2009 includes an increase in internal sales growth of 8.0% and a decrease of 4.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the six months ended June 27, 2009 and June 28, 2008 were as follows (in thousands):

	June 27,	Gross	June 28,	Gross	Increase / (Decrease)
	2009	Margin %	2008 (1)	Margin %	$	%

Healthcare distribution	$859,578	28.5%	$879,494	28.5%	$(19,916)	(2.3)%
Technology	59,944	72.3	59,247	74.1	697	1.2
Total	$919,522	29.7	$938,741	29.7	$(19,219)	(2.0)

(1)	Adjusted to reflect the effects of discontinued operations.

For the six months ended June 27, 2009, gross profit decreased $19.2 million, or 2.0%, from the comparable prior year period.

Healthcare distribution gross profit decreased $19.9 million, or 2.3%, for the six months ended June 27, 2009 from the comparable prior year period. Healthcare distribution gross profit margin remained constant at 28.5% for the six months ended June 27, 2009 compared with the comparable prior year period.

Technology gross profit increased $0.7 million, or 1.2%, for the six months ended June 27, 2009 from the comparable prior year period. Technology gross profit margin decreased to 72.3% for the six months ended June 27, 2009 from 74.1% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the six months ended June 27, 2009 and June 28, 2008 were as follows (in thousands):

		% of		% of
	June 27,	Respective	June 28,	Respective	Increase / (Decrease)
	2009	Net Sales	2008 (1)	Net Sales	$	%

Healthcare distribution	$672,528	22.3%	$707,623	23.0%	$(35,095)	(5.0)%
Technology	29,754	35.9	31,851	39.9	(2,097)	(6.6)
Total	$702,282	22.7	$739,474	23.4	$(37,192)	(5.0)

(1)	Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses decreased $37.2 million, or 5.0%, to $702.3 million for the six months ended June 27, 2009 from the comparable prior year period. This decrease consists of $24.5 million in expense reductions and a $12.7 million net reduction from the effects of favorable foreign exchange offset by the additional selling, general and administrative costs from operations acquired. As a percentage of net sales, selling, general and administrative expenses decreased to 22.7% from 23.4% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses decreased $33.5 million, or 6.7%, to $466.9 million for the six months ended June 27, 2009 from the comparable prior year period. As a percentage of net sales, selling expenses decreased to 15.1% from 15.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses decreased $3.7 million, or 1.6%, to $235.4 million for the six months ended June 27, 2009 from the comparable prior year period. As a percentage of net sales, general and administrative expenses remained constant at 7.6% when compared with the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the six months ended June 27, 2009 and June 28, 2008 were as follows (in thousands):

	June 27,	June 28,	Increase / (Decrease)
	2009	2008 (1)	$	%

Interest income	$5,287	$7,957	$(2,670)	(33.6)%
Interest expense	(13,281)	(17,760)	4,479	25.2
Other, net	(289)	(674)	385	57.1
Other expense, net	$(8,283)	$(10,477)	$2,194	20.9

(1)

Adjusted to reflect the effects of discontinued operations and the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Other expense, net decreased $2.2 million for the six months ended June 27, 2009 from the comparable prior year period. This decrease was primarily the result of decreased interest expense due to interest rate swaps as well as lower interest rates on our floating rate debt, partially offset by a decrease in interest income resulting from lower interest rates on our invested funds.

Income Taxes

For the six months ended June 27, 2009, our effective tax rate from continuing operations was 33.1% compared to 34.1% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

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

Net cash flow provided by operating activities was $79.6 million for the six months ended June 27, 2009, compared to $138.7 million for the comparable prior year period. This net change of $59.1 million was primarily due to changes in net working capital. The timing of vendor payments occurring early in the year unfavorably affected cash flow by approximately $40 million to $50 million.

Net cash used in investing activities was $53.3 million for the six months ended June 27, 2009, compared to $82.7 million for the comparable prior year period. The net change of $29.4 million was primarily due to the absence of purchases of available-for-sale securities. We expect to invest approximately $20 million to $30 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used in financing activities was $3.1 million for the six months ended June 27, 2009, compared to net cash used in financing activities of $28.1 million for the comparable prior year period. The net change of $25.0 million was primarily due to the absence of stock repurchases in the current year.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 27,	December 27,
	2009	2008 (1)

Cash and cash equivalents	$393,873	$369,570
Available-for-sale securities - long-term	24,053	29,028
Working capital	1,031,678	882,401

Debt:
Bank credit lines	$2,014	$4,936
Current maturities of long-term debt	154,251	156,405
Long-term debt	261,229	256,648
Total debt	$417,494	$417,989

(1)	Adjusted to reflect the adoption of FASB Staff Position APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

As of June 27, 2009, we have approximately $27.0 million ($24.0 million net of temporary impairments) invested in auction-rate securities (“ARS”). ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process. Approximately $22.1 million ($19.1 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $4.9 million are invested in closed-end municipal bond funds. Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies. Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers. The failure of these auctions has resulted in our inability to liquidate our ARS in the near term. We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS. We continue to earn and receive interest at contractually agreed upon rates. We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities. As of June 27, 2009, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investment and other line within our consolidated balance sheet.

Our business requires a substantial investment in working capital, which is susceptible to fluctuations during the year as a result of inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and our desired level of inventory. We anticipate future increases in our working capital requirements.

Our accounts receivable days sales outstanding from continuing operations increased to 41.9 days as of June 27, 2009 from 40.9 days as of June 28, 2008. Our inventory turns from continuing operations decreased to 5.9 as of June 27, 2009 from 6.5 as of June 28, 2008. Our working capital accounts may be impacted by current and future economic conditions.

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

Our $170.0 million of senior notes include $130.0 million of notes, which bear interest at a fixed rate of 6.9% per annum and matured and were repaid from existing cash balances on June 30, 2009, and $40.0 million of notes which bear interest at a fixed rate of 6.7% per annum and mature at a rate of $20.0 million per annum on September 25, 2009 and September 27, 2010, respectively. Interest on both notes is payable semi-annually.

In 2003, we entered into swap agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates. The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes. As of June 27, 2009, there is $170.0 million of principal remaining with a weighted-average interest rate of 4.92%. This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature. The $400.0 million credit line expires in September 2013. This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010. As of June 27, 2009, there were no borrowings outstanding under this revolving credit facility and there were $13.0 million of letters of credit provided to third parties.

Under our common stock repurchase programs approved by our Board of Directors, we have $57.7 million available for future common stock share repurchases. During the quarter ended June 27, 2009, we did not repurchase any of our common stock.

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations or at a price pursuant to a formula as defined in the agreements, which approximates fair value. Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met. For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt. For 2009 and future acquisitions, as required by FASB Statement No. 141 (revised 2007), “Business Combinations”, we will accrue liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition. Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

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

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made. The provisions of FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 does not change the definition of fair value as detailed in FAS 157, but provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. The provisions of FSP 157-4 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and FAS 124-2”). FSP 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities and provides additional disclosure requirements for other-than-temporary impairments for debt and equity securities. FSP 115-2 and FAS 124-2 addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. The provisions of FSP 115-2 and FAS 124-2 are effective for interim and annual reporting periods ending after June 15, 2009. The adoption of FSP 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“FAS 165”) effective for interim financial periods ending after June 15, 2009. FAS 165 establishes principles and requirements for subsequent events. FAS 165 defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements. Public entities are required to evaluate subsequent events through the date that financial statements are issued. FAS 165 also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements. FAS 165 requires disclosure of the date through which subsequent events have been evaluated. We have evaluated subsequent events through the date of issuance of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2008.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 27, 2009 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended June 27, 2009, we completed two acquisitions with aggregate annual revenues of $28.0 million in Canada and Israel.

Post acquisition related activities continued for Dental, Medical and Animal Health businesses acquired since September 2008 within the United States and internationally with approximate aggregate annual revenues of $299.0 million. These acquisitions continue to utilize separate information and financial accounting systems, and have been included in our consolidated financial statements.

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

As of June 27, 2009, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss. This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows. Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program. On both October 31, 2005 and March 28, 2007, our Board of Directors authorized an additional $100.0 million, for a total of $300.0 million, of shares of our common stock to be repurchased under this program. As of June 27, 2009, we had repurchased $242.3 million of common stock (5,633,952 shares) under this initiative, with $57.7 million available for future common stock share repurchases.

During the fiscal quarter ended June 27, 2009, we did not repurchase any of our common stock. The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program

03/29/09 through 04/25/09	1,448,818
04/26/09 through 05/30/09	1,267,795
05/31/09 through 06/27/09	1,215,226

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Stockholders held on May 28, 2009, our stockholders took the following actions:

(i)	Re-elected the following individuals to our Board of Directors:

Barry J. Alperin	(74,259,047 shares voting for, 9,504,344 shares withheld)
Gerald A. Benjamin	(73,900,754 shares voting for, 9,862,637 shares withheld)
Stanley M. Bergman	(73,862,723 shares voting for, 9,900,668 shares withheld)
James P. Breslawski	(73,900,298 shares voting for, 9,863,093 shares withheld)
Paul Brons	(74,910,104 shares voting for, 8,853,287 shares withheld)
Margaret A. Hamburg, M.D.*	(66,318,598 shares voting for, 17,444,793 shares withheld)
Donald J. Kabat	(74,418,755 shares voting for, 9,344,636 shares withheld)
Philip A. Laskawy	(68,792,415 shares voting for, 14,970,976 shares withheld)
Karyn Mashima	(74,911,475 shares voting for, 8,851,916 shares withheld)
Norman S. Matthews	(74,388,494 shares voting for, 9,374,897 shares withheld)
Mark E. Mlotek	(73,886,144 shares voting for, 9,877,247 shares withheld)
Steven Paladino	(68,495,594 shares voting for, 15,267,797 shares withheld)
Louis W. Sullivan, M.D.	(74,839,217 shares voting for, 8,924,174 shares withheld)

* On May 19, 2009, Dr. Margaret A. Hamburg voluntarily resigned from her position as a member of the Company’s Board of Directors and withdrew her name as a nominee for re-election to the Company’s Board of Directors. Dr. Hamburg advised the Company that she was confirmed as the Commissioner of the U.S. Food and Drug Administration and her responsibilities in that connection precluded her continued service as a member of the Company’s Board of Directors.

(ii)	Amended the Company’s 1994 Stock Incentive Plan (64,763,655 shares voting for; 12,294,971 shares voting against; 225,856 shares abstaining and 6,478,909 broker non-votes).

(iii)	Amended the Company’s 162(m) Cash Bonus Plan (80,675,151 shares voting for; 2,828,409 shares voting against and 259,831 shares abstaining).

(iv)

Ratified the selection of BDO Seidman, LLP as our independent registered public accounting firm for the year ending December 26, 2009 (83,004,607 shares voting for; 704,673 shares voting against and 53,911 shares abstaining).

ITEM 6. EXHIBITS

Exhibits.

10.1	Amendment Number Two to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007)

10.2	Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan

10.3	Amendment Number One to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: August 4, 2009