Form 10-Q
period 2009-09-26
HENRY SCHEIN INC
filed 2009-11-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2009
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

As of October 29, 2009, there were 90,483,640 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 26,	December 27,
	2009	2008
	(unaudited)	(Adjusted - Notes 1 & 8)
ASSETS
Current assets:
Cash and cash equivalents	$317,607	$369,570
Accounts receivable, net of reserves of $47,890 and $42,855	764,285	734,027
Inventories, net	770,370	731,654
Deferred income taxes	40,747	36,974
Prepaid expenses and other	186,744	193,841
Total current assets	2,079,753	2,066,066
Property and equipment, net	257,602	247,835
Goodwill	977,054	922,952
Other intangibles, net	212,042	214,093
Investments and other	176,888	148,264
Total assets	$3,703,339	$3,599,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$507,462	$554,773
Bank credit lines	1,731	4,936
Current maturities of long-term debt	23,933	156,405
Accrued expenses:
Payroll and related	148,665	135,523
Taxes	83,951	69,792
Other	263,392	262,236
Total current liabilities	1,029,134	1,183,665
Long-term debt	242,511	256,648
Deferred income taxes	107,953	95,399
Other liabilities	72,038	58,109

Redeemable noncontrolling interests	177,513	233,035
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
90,448,417 outstanding on September 26, 2009 and
89,351,849 outstanding on December 27, 2008	904	894
Additional paid-in capital	533,508	492,505
Retained earnings	1,406,199	1,181,454
Accumulated other comprehensive income	71,863	29,721
Total Henry Schein, Inc. stockholders' equity	2,012,474	1,704,574
Noncontrolling interests	61,716	67,780
Total stockholders' equity	2,074,190	1,772,354
Total liabilities and stockholders' equity	$3,703,339	$3,599,210

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
		(Adjusted - Notes 1, 4 & 8)	(Adjusted - Note 4)	(Adjusted - Notes 1, 4 & 8)

Net sales	$1,659,433	$1,644,209	$4,752,255	$4,799,234
Cost of sales	1,183,166	1,168,615	3,361,707	3,389,847
Gross profit	476,267	475,594	1,390,548	1,409,387
Operating expenses:
Selling, general and administrative	362,382	360,180	1,060,062	1,094,512
Restructuring costs	-	-	4,043	-
Operating income	113,885	115,414	326,443	314,875
Other income (expense):
Interest income	2,387	4,260	7,674	12,217
Interest expense	(5,171)	(9,240)	(18,329)	(26,816)
Other, net	1,938	(4,863)	1,595	(5,524)
Income from continuing operations before
taxes, equity in earnings of affiliates and
noncontrolling interests	113,039	105,571	317,383	294,752
Income taxes	(15,864)	(34,355)	(83,402)	(98,787)
Equity in earnings of affiliates	1,200	1,602	3,777	4,020
Income from continuing operations	98,375	72,818	237,758	199,985
Income (loss) from discontinued operations, net of tax	2,373	(52)	2,715	(828)
Net income	100,748	72,766	240,473	199,157
Less: Net income attributable to noncontrolling interests	(4,327)	(5,278)	(15,728)	(15,659)
Net income attributable to Henry Schein, Inc.	$96,421	$67,488	$224,745	$183,498

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$94,045	$67,548	$222,143	$184,239
Income (loss) from discontinued operations, net of tax	2,376	(60)	2,602	(741)
Net income	$96,421	$67,488	$224,745	$183,498

Earnings per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$1.06	$0.76	$2.50	$2.07
Diluted	$1.03	$0.74	$2.45	$2.00

From discontinued operations:
Basic	$0.03	$0.00	$0.03	$(0.01)
Diluted	$0.02	$0.00	$0.03	$0.00

From net income:
Basic	$1.09	$0.76	$2.53	$2.06
Diluted	$1.05	$0.74	$2.48	$2.00

Weighted-average common shares outstanding:
Basic	88,796	88,930	88,843	89,216
Diluted	91,513	91,376	90,576	91,908

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Comprehensive Income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance, December 27, 2008 - as previously reported	89,351,849	$894	$705,799	$1,195,771	$29,721	$-	$1,932,185
Cumulative impact of adopting ASC Topic 470-20	-	-	19,741	(14,317)	-	-	5,424
Cumulative impact of adopting ASC Topic 810-10-65	-	-	-	-	-	67,780	67,780
Cumulative impact of adopting ASC Topic 480-10	-	-	(233,035)	-	-	-	(233,035)
Balance, December 27, 2008 - as adjusted	89,351,849	$894	$492,505	$1,181,454	$29,721	$67,780	$1,772,354

Net income	-	-	-	224,745	-	15,728	240,473
Foreign currency translation gain	-	-	-	-	29,060	4,180	33,240
Unrealized gain from foreign currency hedging activities,
net of tax of $7,774	-	-	-	-	14,029	-	14,029
Unrealized investment gain, net of tax of $42	-	-	-	-	13	-	13
Pension adjustment loss, net of tax of $120	-	-	-	-	(960)	-	(960)
Total comprehensive income						19,908	286,795
Dividends paid	-	-	-	-	-	(2,382)	(2,382)
Noncontrolling interest of acquired companies	-	-	(47,533)	-	-	(23,590)	(71,123)
Decrease in redeemable noncontrolling interests	-	-	55,522	-	-	-	55,522
Shares issued to 401(k) plan	100,778	1	5,300	-	-	-	5,301
Shares issued upon exercise of stock options,
including tax benefit of $1,635	311,491	3	11,321	-	-	-	11,324
Stock-based compensation expense	751,560	7	18,337	-	-	-	18,344
Shares withheld for payroll taxes	(67,261)	(1)	(2,028)	-	-	-	(2,029)
Liability for cash settlement stock option awards and other	-	-	84	-	-	-	84

Balance, September 26, 2009	90,448,417	$904	$533,508	$1,406,199	$71,863	$61,716	$2,074,190

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 26,	September 27,
	2009	2008
		(Adjusted - Notes 1 & 8)
Cash flows from operating activities:
Net income	$240,473	$199,157
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operation, net of tax	(2,382)	-
Depreciation and amortization	60,930	59,183
Amortization of bond discount	4,473	4,214
Stock-based compensation expense	18,344	23,060
Provision for losses on trade and other accounts receivable	2,754	3,711
Benefit from deferred income taxes	(29,633)	(2,705)
Stock issued to 401(k) plan	5,301	4,662
Undistributed earnings of affiliates	(3,777)	(4,020)
Other	2,535	(2,132)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(12,788)	(66,751)
Inventories	(10,234)	(68,182)
Other current assets	(806)	(3,460)
Accounts payable and accrued expenses	(56,813)	41,927
Net cash provided by operating activities	218,377	188,664

Cash flows from investing activities:
Purchases of fixed assets	(38,417)	(38,119)
Payments for equity investment and business
acquisitions, net of cash acquired	(97,911)	(25,930)
Cash received from business divestitures	12,716	-
Purchases of available-for-sale securities	-	(35,925)
Proceeds from sales of available-for-sale securities	8,730	1,572
Net proceeds from foreign exchange forward contract settlements	275	9,090
Other	(11,258)	3,607
Net cash used in investing activities	(125,865)	(85,705)

Cash flows from financing activities:
Repayments of bank borrowings	(3,829)	(5,786)
Principal payments for long-term debt	(153,452)	(30,139)
Proceeds from issuance of stock upon exercise of stock options	9,689	25,041
Payments for repurchases of common stock	-	(54,945)
Excess tax benefits related to stock-based compensation	2,821	10,635
Other	(2,127)	(1,856)
Net cash used in financing activities	(146,898)	(57,050)

Net change in cash and cash equivalents	(54,386)	45,909
Effect of exchange rate changes on cash and cash equivalents	2,423	(5,135)
Cash and cash equivalents, beginning of period	369,570	247,590
Cash and cash equivalents, end of period	$317,607	$288,364

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 26, 2009 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2009.

Effective December 28, 2008, we adopted the provisions of Accounting Standards Codification (“ASC”) Topic 810-10-65, which requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income includes the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share will continue to be based on income amounts attributable to the parent.  As of December 27, 2008, we included noncontrolling interests totaling approximately $67.8 million in Stockholders’ equity within our consolidated balance sheets, as the cumulative impact of adopting ASC Topic 810-10-65.

Effective December 28, 2008, we have adopted the provisions of ASC Topic 480-10.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option or other contractual agreements.   As a result of the adoption of the provisions of ASC Topic 480-10, we have recorded the approximate redemption amount fair value of the put options as Redeemable noncontrolling interests ($177.5 million and $233.0 million at September 26, 2009 and December 27, 2008, respectively) and reduced Additional paid-in capital within the Stockholders’ equity section of our consolidated balance sheets.  The change in fair value of put options at September 26, 2009 compared to December 27, 2008 was primarily due to purchases of additional interests in consolidated subsidiaries offset by changes in the fair value of the put options.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to equity.  These adjustments will not impact the calculation of earnings per share.

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

The following tables present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008 (1)	2009 (1)	2008 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$622,065	$641,487	$1,838,240	$1,905,206
Medical (4)	410,617	423,675	1,088,875	1,080,084
International (5)	583,540	538,033	1,699,053	1,693,017
Total healthcare distribution	1,616,222	1,603,195	4,626,168	4,678,307
Technology (6)	43,211	41,014	126,087	120,927
Total	$1,659,433	$1,644,209	$4,752,255	$4,799,234

(1)	Adjusted to reflect the effects of discontinued operations.

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

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008 (1)	2009 (1)	2008 (1)
Operating Income:
Healthcare distribution	$98,250	$100,887	$280,618	$272,952
Technology	15,635	14,527	45,825	41,923
Total	$113,885	$115,414	$326,443	$314,875

(1)	Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3.  Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense, recorded in accordance with the provisions of ASC Topic 718, “Stock Compensation,” of $6.0 million ($4.1 million after-tax) and $18.3 million ($12.4 million after-tax) for the three and nine months ended September 26, 2009, respectively, and $6.9 million ($4.7 million after-tax) and $23.1 million ($15.3 million after-tax) for the three and nine months ended September 27, 2008, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).

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

Restricted stock units are unit awards that we grant to certain employees that entitle the recipient to shares of common stock upon vesting.  We grant restricted stock units with the same time-based and performance-based vesting that we use for restricted stock.  The fair value of restricted stock units is determined on the date of grant, based on our closing stock price.

Total unrecognized compensation cost related to non-vested awards as of September 26, 2009 was $54.9 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3.  Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2009	2008
Expected dividend yield	0%	0%
Expected stock price volatility	28%	20%
Risk-free interest rate	1.88%	2.75%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the nine months ended September 26, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,791,828	$39.85
Granted	42,206	38.33
Exercised	(311,491)	31.11
Forfeited	(90,427)	48.53
Outstanding at end of period	6,432,116	$40.16	5.6	$99,208

Options exercisable at end of period	4,957,845	$35.76	4.9	$95,507

The following tables summarize the status of our non-vested restricted stock/units for the nine months ended September 26, 2009:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	285,225	$14,771
Granted	344,036	12,013
Vested	(1,315)	(49)
Forfeited	(22,783)	(1,100)
Outstanding at end of period	605,163	$25,635	$33,139

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	347,141	$17,704
Granted	780,289	12,110
Vested	(179,719)	(8,503)
Forfeited	(7,980)	(372)
Outstanding at end of period	939,731	$20,939	$51,460

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4.  Business Acquisitions and Other Transactions

Acquisitions

We completed certain acquisitions during the nine months ended September 26, 2009.  The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Divestitures

On August 5, 2009, we completed the sale of a wholesaler of dental consumables for aggregate consideration of $14.2 million.  Prior results for this business have been presented as discontinued operations in the accompanying consolidated statements of income.  The total pretax income from discontinued operations is $6.5 million ($2.6 million after taxes) consisting of a $6.0 million ($2.4 million after taxes) gain on the sale and $0.5 million ($0.2 million after taxes) income from operations.

Loan and Investment Agreement

On December 12, 2008, we converted $10.4 million of loan receivables and related accrued interest into an equity interest of 15.33% in D4D Technologies, LLC (“D4D”).  Due to the conversion, we now account for our equity interest in D4D under the equity method of accounting prospectively from the date of conversion.

In addition, under our previous agreement, if certain product specification and performance milestones occurred, we were required to pay additional amounts (as equity contributions) to D4D and certain of its members equal to $16.0 million.  On August 3, 2009, we entered into an amendment whereby we paid D4D and certain of its members approximately $8.0 million and agreed to make two contingent payments in each of 2010 and 2011 of up to $4.0 million each based on D4D’s financial performance.  All payments made under the amended agreement are being accounted for as increases in the carrying value of our investment in D4D and any underlying allocations to intangible assets are being determined at time of payment.

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

For the nine months ended September 26, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

For the three months ended September 26, 2009 and the three and nine months ended September 27, 2008, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt.  During the period, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 5.  Earnings Per Share (Continued)

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008	2009	2008
Basic	88,796,152	88,929,672	88,843,067	89,216,159
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,241,503	1,579,672	1,732,922	1,760,015
Effect of assumed conversion of convertible debt	475,081	866,457	-	932,091
Diluted	91,512,736	91,375,801	90,575,989	91,908,265

Weighted-average options to purchase 1,971,851 shares of common stock at exercise prices ranging from $51.10 to $62.05 per share and 1,087,289 shares of common stock at exercise prices ranging from $56.21 to $62.05 per share that were outstanding during the three months ended September 26, 2009 and September 27, 2008, respectively, were excluded from the computation of diluted earnings per share.  Weighted-average options to purchase 2,741,364 shares of common stock at exercise prices ranging from $45.85 to $62.05 per share and 833,041 shares of common stock at exercise prices ranging from $56.69 to $62.05 per share that were outstanding during the nine months ended September 26, 2009 and September 27, 2008, respectively, were excluded from the computation of diluted earnings per share.  In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008 (1) (2)	2009 (1)	2008 (1) (2)

Comprehensive income	$130,098	$17,938	$286,795	$175,892
Comprehensive income attributable to
Henry Schein, Inc.	122,706	15,836	266,887	161,024
Comprehensive income attributable to
noncontrolling interests	7,392	2,102	19,908	14,868

(1) Adjusted to reflect the effects of discontinued operations.

(2) Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements

Effective December 30, 2007, we adopted provisions of ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC Topic 820”) as they relate to financial assets and financial liabilities.  ASC Topic 820 establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC Topic 820 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements.  The adoption of ASC Topic 820 did not have a material impact on our consolidated financial statements.

ASC Topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC Topic 820 are described as follows:

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

Available-for-sale securities

The fair value of available-for-sale securities at September 26, 2009 is estimated based on internally generated discounted cash flow models.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

Auction-rate securities

As of September 26, 2009, we have approximately $22.3 million ($20.3 million net of temporary impairments) invested in auction-rate securities (“ARS”), which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $19.6 million ($17.6 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.7 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During 2009, we have received approximately $4.6 million and $4.2 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

As of September 26, 2009, we have classified our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 27, 2008 of $2.0 million related to our closed-end municipal bond funds and our student loan portfolios was unchanged during the nine months ended September 26, 2009.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Money market fund

As of September 26, 2009, we had an investment of approximately $2.5 million ($2.2 million net of reserves) invested in the Reserve Primary Fund.  This money market fund included in its holdings commercial paper of Lehman Brothers.  As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00.  Currently, this fund is in the process of being liquidated.  During 2009, we have received approximately $2.7 million of distributions from the Reserve Primary Fund.  As of September 26, 2009, the value of our holdings in this fund are included within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of September 26, 2009 and December 27, 2008 was estimated at $311.4 million and $426.8 million.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 26, 2009:

	Level 1	Level 2	Level 3	Total

Assets:
Auction-rate securities	$-	$-	$20,353	$20,353
Money market fund	-	-	2,234	2,234
Derivative contracts	-	3,773	-	3,773
Total assets	$-	$3,773	$22,587	$26,360

Liabilities:
Derivative contracts	$-	$7,416	$-	$7,416
Total liabilities	$-	$7,416	$-	$7,416

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

As of September 26, 2009, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 27, 2008 of $2.0 million was unchanged during the nine months ended September 26, 2009.

We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc.  The reserve recorded in 2008 of $0.8 million related to our holdings within the Reserve Primary Fund was reduced by $0.5 million during the third quarter of 2009, based upon anticipated collections, and as of September 26, 2009 the reserve is $0.3 million.  The following table presents a reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (Unobservable Inputs)
Closed-End Municipal Bond Fund and
Student Loan Backed
Auction-Rate Securities
and Money Market Fund

Balance, December 27, 2008	$33,546
Transfers to Level 3	-
Redemptions (at par)	(11,514)
Gains and (losses):
Reported in earnings - Reserve Primary Fund reserve reduction	500
Reported in accumulated other comprehensive income	55
Balance, September 26, 2009	$22,587

Note 8.  Convertible Debt

Effective December 28, 2008, we adopted the provisions of ASC Topic 470-20, “Debt with Conversion and Other Options,” as it relates to our convertible debt.  ASC Topic 470-20 requires that we allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt.

In 2004, we completed an issuance of $240.0 million of convertible debt.  These notes are senior unsecured obligations bearing a fixed annual interest rate of 3.0% and are due to mature on August 15, 2034.  The notes are convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is equivalent to a conversion price of $46.34 per share.  For the nine months ended September 26, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

Upon the retrospective implementation of ASC Topic 470-20, we recorded a debt discount of $32.6 million, as of August 9, 2004, representing the difference between the fair value of our $240.0 million 3% convertible debt at the time of issuance and the face amount of the convertible debt.  We also recorded a related deferred tax liability of $12.1 million representing the tax impact of recording the debt discount.  This debt discount is being amortized over a period of six years from the date our convertible debt was issued until August 9, 2010.  An offsetting amount was recorded in Additional paid-in capital to reflect the impact of the debt discount, net of the related deferred tax liability.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 8.  Convertible Debt (Continued)

The principal amounts of the outstanding notes, the unamortized discount and the net carrying value at September 26, 2009 were $240.0 million, $5.5 million and $234.5 million and at December 27, 2008 were $240.0 million, $10.0 million and $230.0 million.

As of December 28, 2008, retained earnings includes a cumulative adjustment to interest expense of $22.6 million ($14.7 million, net of taxes) representing the non-cash difference between the stated interest rate (3%) on our convertible debt and our non-convertible debt borrowing rate (5.74%) at the time of issuance of our convertible debt.

For the three and nine months ended September 26, 2009, we recorded additional non-cash interest expense of $1.5 million ($1.0 million, net of taxes) and $4.5 million ($3.0 million, net of taxes), respectively, and for the three and nine months ended September 27, 2008 we recorded additional non-cash interest expense of $1.4 million ($1.0 million, net of taxes) and $4.2 million ($2.8 million, net of taxes), respectively, representing the difference between the stated interest rate on our convertible debt and our non-convertible debt borrowing rate at the time of issuance of our convertible debt.

For the three and nine month periods ended September 26, 2009 and September 27, 2008, contractual interest expense relating to our convertible debt was $1.8 million ($1.2 million, net of taxes) and $5.4 million ($3.6 million, net of taxes), respectively.

Note 9.  Income Taxes

For the three months ended September 26, 2009, our effective tax rate from continuing operations was 14.0% compared to 32.5% for the prior year period.  The difference in our effective tax rates is primarily related to a reduction in the valuation allowance on foreign deferred tax assets during the third quarter of 2009.

During the third quarter of 2009, we were able to substantially complete a planned reorganization outside the United States that will allow us to utilize tax loss carryforwards to offset taxable income beginning in 2010 in certain tax jurisdictions.  As a result, we have determined that it is more likely than not that a portion of deferred tax assets previously fully reserved will be realized.  Therefore, the provision for income taxes includes a $21.0 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

The total amount of unrecognized tax benefits as of September 26, 2009 was approximately $13.9 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties resulting from unrecognized tax benefits were approximately $2.4 million and $0, respectively, for the nine months ended September 26, 2009.  It is expected that the amount of interest will change in the next twelve months.  However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1997 and forward for certain foreign jurisdictions.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 10.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 26,	September 27,
	2009	2008
Interest	$20,892	$28,513
Income taxes	114,176	77,516

During the nine months ended September 26, 2009, we had a $15.4 million non-cash net unrealized gain related to hedging activities.  During the nine months ended September 27, 2008, we had a $0.4 million non-cash net unrealized loss related to hedging activities.

Note 11.  Plan of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs, which have resulted in the elimination of 430 positions from our operations and the closing of several smaller facilities.  For the nine months ended September 26, 2009, we recorded restructuring costs of approximately $4.0 million (approximately $2.8 million after taxes).  The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 26, 2009 and the remaining accrued balance of restructuring costs as of September 26, 2009, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheets:

	Balance at December 27, 2008	Provision	Payments and Other Adjustments	Balance at September 26, 2009
Severance costs (1)	$14,330	$2,451	$(12,289)	$4,492
Facility closing costs (2)	3,688	1,531	(2,933)	2,286
Other professional and consulting costs	519	61	(379)	201
Total	$18,537	$4,043	$(15,601)	$6,979

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

We expect that the majority of these costs will be paid in 2009.

The following table shows, by reportable segment, the restructuring costs incurred during 2009 and the remaining accrued balance of restructuring costs as of September 26, 2009:

	Balance at December 27, 2008	Provision	Payments and Other Adjustments	Balance at September 26, 2009
Healthcare distribution	$18,457	$4,043	$(15,592)	$6,908
Technology	80	-	(9)	71
Total	$18,537	$4,043	$(15,601)	$6,979

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 12.  Derivatives and Hedging Activities

Effective December 28, 2008, we adopted provisions of ASC Topic 815-10 relating to our derivative and hedging activities.  ASC Topic 815-10 requires enhanced disclosures of our derivatives and hedging activities.  ASC Topic 815-10 does not change the accounting for derivatives and hedging activities, but rather provides more detailed disclosures concerning our objectives for our use of derivatives, the locations within our consolidated financial statements of both the derivative positions existing at period end and the effect of using derivatives during the period and the impact that the use of derivatives and hedging activities had on our consolidated financial statements.

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

The following table presents the fair value of our derivative instruments:

	Asset Derivatives		Liability Derivatives
	September 26, 2009		September 26, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments under
ASC Topic 815-10:
Interest rate contracts	Prepaid expenses and other	$568	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	1,789	Accrued expenses other	4,260

Total		2,357		4,260

Derivatives not designated as
hedging instruments under
ASC Topic 815-10:
Foreign exchange contracts	Prepaid expenses and other	1,416	Accrued expenses other	3,156

Total derivatives		$3,773		$7,416

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 12.  Derivatives and Hedging Activities (Continued)

Fair Value Hedges

Our fair value hedges consist of interest rate swaps and foreign exchange contracts.  Gains (losses) associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $(0.5) million and $7.4 million for the three and nine months ended September 26, 2009.  Forward points related to these foreign exchange contracts, recorded in Interest expense within our consolidated statements of income, totaled $0 and $0.4 million for the three and nine months ended September 26, 2009.

Cash Flow Hedges

Our cash flow hedges consist of foreign exchange contracts.  The amounts recorded in Accumulated other comprehensive income (“AOCI”) primarily represent the change in spot rates at the time of the initial hedge compared to the spot rate when marked to market.  The gain recognized in AOCI (effective portion) for the three and nine months ended September 26, 2009 was $1.5 million and $2.0 million, respectively.

The activity recorded within our consolidated statements of income relating to cash flow hedges include amounts reclassified from AOCI (effective portion) and forward points (ineffective portion).  The following table presents the effect of our cash flow hedges:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)			Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009	Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Three Months Ended September 26, 2009	Nine Months Ended September 26, 2009
Other, net	$(2,262)	$(370)	Interest income	$123	$140
Cost of sales	4,069	4,279	Other, net	(1)	(15)

 Undesignated Hedges

Our undesignated hedges consist of foreign exchange contracts.  Losses associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $3.4 million and $8.9 million for the three and nine months ended September 26, 2009, respectively.  Forward points related to these foreign exchange contracts, which are recorded in Interest expense within our consolidated statements of income, totaled $0 and $0.1 million for the three and nine months ended September 26, 2009, respectively.

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

Due in part to the inability of office-based healthcare practitioners to store and manage large quantities of supplies in their offices, the distribution of healthcare supplies and small equipment to office-based healthcare practitioners has been characterized by frequent, small quantity orders, and a need for rapid, reliable and substantially complete order fulfillment.  The purchasing decisions within an office-based healthcare practice are typically made by the practitioner or an administrative assistant.

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

Government Influences

The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures.  National healthcare reform is currently the subject of a major Presidential initiative, and legislation expanding coverage and making other significant changes in the healthcare system is expected.  Currently, and for the foreseeable future, a large portion of the total cost of medical care is and will be paid by government and private insurance programs.  The reform effort may substantially modify rules governing such programs, affecting payment methods, rates and limits, as well as other matters.  Additionally, the U.S. Food and Drug Administration (“FDA”) has announced a new enforcement strategy to achieve more effective enforcement through new policies and accelerated procedures.  We continue to work with our suppliers to comply with all applicable FDA rules and regulations.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 has been the largest expansion of the Medicare program since its inception, and provides participants with voluntary outpatient prescription drug benefits.  This Act also includes provisions relating to medication management programs, generic substitution and provider reimbursement.

As a distributor of equipment, supplies and drugs for medical, dental and animal health offices, we are subject to numerous federal laws regulating the intersection between healthcare providers and suppliers of goods and services to those providers.  These laws make it unlawful to pay any remuneration, direct or indirect, to induce the referral, recommendation or arrangement of any healthcare services paid by a federal reimbursement program (e.g., Medicare and Medicaid).  A violation may result in criminal or severe civil damages, and recent changes to the federal False Claims Act adopted in 2009 have expanded the potential liability.  Many states have adopted similar laws, and recently, their own state false claims acts.  A number of states have also recently passed legislation regulating interactions between vendors and practitioners, and more states may effect similar laws in the future.

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the human pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  An increasing number of states, including Florida, have already adopted laws and regulations, including drug pedigree tracking requirements, that are intended to protect the integrity of the human pharmaceutical distribution system. Regulations adopted under the federal Prescription Drug Marketing Act, effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of human prescription drugs, that is, drug pedigree information. Other states and government agencies are currently considering similar laws and regulations. We continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.

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

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations for the three and nine months ended September 26, 2009 and September 27, 2008 and cash flows for the nine months ended September 26, 2009 and September 27, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2009	2008 (1) (2)	2009 (1)	2008 (1) (2)
Operating results:
Net sales	$1,659,433	$1,644,209	$4,752,255	$4,799,234
Cost of sales	1,183,166	1,168,615	3,361,707	3,389,847
Gross profit	476,267	475,594	1,390,548	1,409,387
Operating expenses:
Selling, general and administrative	362,382	360,180	1,060,062	1,094,512
Restructuring costs	-	-	4,043	-
Operating income	$113,885	$115,414	$326,443	$314,875

Other expense, net	$(846)	$(9,843)	$(9,060)	$(20,123)
Income from continuing operations	98,375	72,818	237,758	199,985
Income from continuing operations attributable
to Henry Schein, Inc.	96,421	67,488	224,745	183,498

Cash flows:
Net cash provided by operating activities			$218,377	$188,664
Net cash used in investing activities			(125,865)	(85,705)
Net cash used in financing activities			(146,898)	(57,050)

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Plan of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs, which included the elimination of 430 positions from our operations and the closing of several smaller facilities.  For the nine months ended September 26, 2009, we recorded restructuring costs of approximately $4.0 million (approximately $2.8 million after taxes).  The costs associated with the restructuring are included in a separate line item, “Restructuring costs,” within our consolidated statements of income. We expect that the majority of these costs will be paid in 2009.

Annual pretax cost savings from this initiative are expected to be between $24.0 million and $27.0 million.

Three Months Ended September 26, 2009 Compared to Three Months Ended September 27, 2008

Net Sales

Net sales from continuing operations for the three months ended September 26, 2009 and September 27, 2008 were as follows (in thousands):

	September 26,	% of	September 27,	% of	Increase / (Decrease)
	2009	Total	2008 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$622,065	37.5%	$641,487	39.0%	$(19,422)	(3.0)%
Medical (4)	410,617	24.7	423,675	25.8	(13,058)	(3.1)
International (5)	583,540	35.2	538,033	32.7	45,507	8.5
Total healthcare distribution	1,616,222	97.4	1,603,195	97.5	13,027	0.8
Technology (6)	43,211	2.6	41,014	2.5	2,197	5.4
Total	$1,659,433	100.0%	$1,644,209	100.0%	$15,224	0.9

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

The $15.2 million, or 0.9%, increase in net sales for the three months ended September 26, 2009 includes an increase of 4.0% local currency growth (0.6% decline internally generated revenue offset by 4.6% growth from acquisitions) offset by a decrease of 3.1% related to foreign currency exchange.  Excluding sales of seasonal influenza vaccines, which declined from prior year’s third quarter, net sales increased 3.7%, or 6.9% growth in local currencies.

The $19.4 million, or 3.0%, decrease in dental net sales for the three months ended September 26, 2009 includes a decrease of 2.5% in local currencies (4.9% decline in internally generated revenue offset by 2.4% growth from acquisitions) and a decrease of 0.5% related to foreign currency exchange.  The 2.5% decline in local currency sales was due to a decline in dental equipment sales and service revenues of 12.8% (13.4% decline in internally generated revenue offset by 0.6% growth from acquisitions) offset by dental consumable merchandise sales growth of 1.3% (1.8% decline in internally generated revenue offset by 3.1% growth from acquisitions).

The $13.1 million, or 3.1%, decrease in medical net sales for the three months ended September 26, 2009 includes a decrease in internally generated revenue of 4.2% offset by acquisition growth of 1.1%.  The decrease in medical net sales is primarily due to significantly lower sales of influenza vaccines versus the prior year.  Excluding the effect of influenza vaccine sales, internal medical net sales increased 7.2%.  Approximately 3.1% of that growth was due to products related to the H1N1 virus.

The $45.5 million, or 8.5%, increase in international net sales for the three months ended September 26, 2009 includes sales growth of 16.9% in local currencies (7.0% internally generated growth and 9.9% growth from acquisitions) offset by a decrease of 8.4% related to foreign currency exchange.

The $2.2 million, or 5.4%, increase in technology net sales for the three months ended September 26, 2009 includes an increase of 7.3% local currency growth (4.6% internally generated growth and 2.7% growth from acquisitions) offset by a decrease of 1.9% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended September 26, 2009 and September 27, 2008 were as follows (in thousands):

	September 26,	Gross	September 27,	Gross	Increase / (Decrease)
	2009	Margin %	2008 (1)	Margin %	$	%

Healthcare distribution	$445,060	27.5%	$445,245	27.8%	$(185)	0.0%
Technology	31,207	72.2	30,349	74.0	858	2.8
Total	$476,267	28.7	$475,594	28.9	$673	0.1

(1)   Adjusted to reflect the effects of discontinued operations.

For the three months ended September 26, 2009, gross profit increased $0.7 million, or 0.1%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products, as well as certain financial services.  The software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit decreased $0.2 million for the three months ended September 26, 2009 from the comparable prior year period.  Healthcare distribution gross profit margin decreased to 27.5% for the three months ended September 26, 2009 from 27.8% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit increased $0.9 million, or 2.8%, for the three months ended September 26, 2009 from the comparable prior year period.  Technology gross profit margin decreased to 72.2% for the three months ended September 26, 2009 from 74.0% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended September 26, 2009 and September 27, 2008 were as follows (in thousands):

		% of		% of
	September 26,	Respective	September 27,	Respective	Increase / (Decrease)
	2009	Net Sales	2008 (1)	Net Sales	$	%

Healthcare distribution	$346,810	21.5%	$344,358	21.5%	$2,452	0.7%
Technology	15,572	36.0	15,822	38.6	(250)	(1.6)
Total	$362,382	21.8	$360,180	21.9	$2,202	0.6

(1)   Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses increased $2.2 million, or 0.6%, to $362.4 million for the three months ended September 26, 2009 from the comparable prior year period.  This increase results from $5.7 million in expense reductions offset by a $7.9 million net increase from selling, general and administrative costs of operations acquired offset by foreign exchange favorability.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.8% from 21.9% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses of $241.5 million for the three months ended September 26, 2009 remained consistent with the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.6% from 14.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $2.2 million, or 1.9%, to $120.9 million for the three months ended September 26, 2009 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.3% from 7.2% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended September 26, 2009 and September 27, 2008 were as follows (in thousands):

	September 26,	September 27,	Increase / (Decrease)
	2009	2008 (1)	$	%

Interest income	$2,387	$4,260	$(1,873)	(44.0)%
Interest expense	(5,171)	(9,240)	4,069	44.0
Other, net	1,938	(4,863)	6,801	139.9
Other expense, net	$(846)	$(9,843)	$8,997	91.4

(1) Adjusted to reflect the effects of discontinued operations and the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Other expense, net decreased $9.0 million for the three months ended September 26, 2009 from the comparable prior year period.  This decrease was primarily the result of decreased interest expense of $4.1 million due to repayment of our $130.0 million senior notes on June 30, 2009, interest rate swaps as well as lower interest rates on our floating rate debt, partially offset by a decrease in interest income of $1.9 million resulting from lower interest rates on our invested funds.  In addition, Other, net increased by $6.8 million due primarily to net proceeds received from litigation settlements in the third quarter of 2009 and non-recurring charges incurred during the third quarter of 2008 relating to the bankruptcy of Lehman Brothers Holdings, Inc.

Income Taxes

For the three months ended September 26, 2009, our effective tax rate from continuing operations was 14.0% compared to 32.5% for the prior year period.  The difference in our effective tax rates is primarily related to a reduction in the valuation allowance on foreign deferred tax assets during the third quarter of 2009.  Absent the effects of the reversal of a portion of the valuation allowance on certain foreign deferred tax assets in the third quarter of 2009, our effective tax rate for the three months ended September 26, 2009 would have been 32.5%.

Nine Months Ended September 26, 2009 Compared to Nine Months Ended September 27, 2008

Net Sales

Net sales from continuing operations for the nine months ended September 26, 2009 and September 27, 2008 were as follows (in thousands):

	September 26,	% of	September 27,	% of	Increase / (Decrease)
	2009 (1)	Total	2008 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$1,838,240	38.7%	$1,905,206	39.7%	$(66,966)	(3.5)%
Medical (4)	1,088,875	22.9	1,080,084	22.5	8,791	0.8
International (5)	1,699,053	35.8	1,693,017	35.3	6,036	0.4
Total healthcare distribution	4,626,168	97.4	4,678,307	97.5	(52,139)	(1.1)
Technology (6)	126,087	2.6	120,927	2.5	5,160	4.3
Total	$4,752,255	100.0%	$4,799,234	100.0%	$(46,979)	(1.0)

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

The $47.0 million, or 1.0%, decrease in net sales for the nine months ended September 26, 2009 includes an increase of 4.9% local currency growth (4.7% growth from acquisitions and 0.2% internally generated revenue) offset by a decrease of 5.9% related to foreign currency exchange.  Excluding sales of seasonal influenza vaccines, which declined from prior year’s comparable period, net sales decreased 0.1% and increased 5.9% in local currencies.

The $67.0 million, or 3.5%, decrease in dental net sales for the nine months ended September 26, 2009 includes a decrease of 2.2% in local currencies (4.5% decline in internally generated revenue offset by 2.3% growth from acquisitions) and a decrease of 1.3% related to foreign currency exchange.  The 2.2% decline in local currency sales was due to a decline in dental equipment sales and service revenues of 12.2% (12.7% decline in internally generated revenue offset by 0.5% growth from acquisitions) offset by dental consumable merchandise sales growth of 1.3% (1.7% decline in internally generated revenue offset by 3.0% growth from acquisitions).

The $8.8 million, or 0.8%, increase in medical net sales for the nine months ended September 26, 2009 includes a decrease in internally generated revenue of 0.4% offset by acquisition growth of 1.2%.

The $6.0 million, or 0.4%, increase in international net sales for the nine months ended September 26, 2009 includes sales growth of 15.4% in local currencies (5.3% internally generated growth and 10.1% growth from acquisitions) offset by a decrease of 15.0% related to foreign currency exchange.

The $5.2 million, or 4.3%, increase in technology net sales for the nine months ended September 26, 2009 includes sales growth of 7.7% in local currencies (6.8% internally generated growth and 0.9% growth from acquisitions) offset by a decrease of 3.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the nine months ended September 26, 2009 and September 27, 2008 were as follows (in thousands):

	September 26,	Gross	September 27,	Gross	Increase / (Decrease)
	2009 (1)	Margin %	2008 (1)	Margin %	$	%

Healthcare distribution	$1,299,397	28.1%	$1,319,791	28.2%	$(20,394)	(1.5)%
Technology	91,151	72.3	89,596	74.1	1,555	1.7
Total	$1,390,548	29.3	$1,409,387	29.4	$(18,839)	(1.3)

(1)   Adjusted to reflect the effects of discontinued operations.

For the nine months ended September 26, 2009, gross profit decreased $18.8 million, or 1.3%, from the comparable prior year period.

Healthcare distribution gross profit decreased $20.4 million, or 1.5%, for the nine months ended September 26, 2009 from the comparable prior year period.  Healthcare distribution gross profit margin decreased to 28.1% for the nine months ended September 26, 2009 from 28.2% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit increased $1.6 million, or 1.7%, for the nine months ended September 26, 2009 from the comparable prior year period.  Technology gross profit margin decreased to 72.3% for the nine months ended September 26, 2009 from 74.1% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the nine months ended September 26, 2009 and September 27, 2008 were as follows (in thousands):

		% of		% of
	September 26,	Respective	September 27,	Respective	Increase / (Decrease)
	2009 (1)	Net Sales	2008 (1)	Net Sales	$	%

Healthcare distribution	$1,014,736	21.9%	$1,046,839	22.4%	$(32,103)	(3.1)%
Technology	45,326	35.9	47,673	39.4	(2,347)	(4.9)
Total	$1,060,062	22.3	$1,094,512	22.8	$(34,450)	(3.1)

(1)   Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses decreased $34.5 million, or 3.1%, to $1.1 billion for the nine months ended September 26, 2009 from the comparable prior year period.  This decrease consists of $29.7 million in expense reductions and a $4.8 million net reduction from the effects of favorable foreign exchange offset by the additional selling, general and administrative costs from operations acquired.  As a percentage of net sales, selling, general and administrative expenses decreased to 22.3% from 22.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses decreased $32.9 million, or 4.5%, to $703.8 million for the nine months ended September 26, 2009 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.8% from 15.4% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses decreased $1.6 million, or 0.4%, to $356.3 million for the nine months ended September 26, 2009 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses remained constant at 7.5% when compared with the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the nine months ended September 26, 2009 and September 27, 2008 were as follows (in thousands):

	September 26,	September 27,	Increase / (Decrease)
	2009 (1)	2008 (1) (2)	$	%

Interest income	$7,674	$12,217	$(4,543)	(37.2)%
Interest expense	(18,329)	(26,816)	8,487	31.6
Other, net	1,595	(5,524)	7,119	128.9
Other expense, net	$(9,060)	$(20,123)	$11,063	55.0

(1) Adjusted to reflect the effects of discontinued operations.

(2) Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Other expense, net decreased $11.1 million for the nine months ended September 26, 2009 from the comparable prior year period.  This decrease was primarily the result of decreased interest expense of $8.5 million due to interest rate swaps, repayment of our $130.0 million senior notes on June 30, 2009, as well as lower interest rates on our floating rate debt, partially offset by a decrease in interest income of $4.5 million resulting from lower interest rates on our invested funds.  In addition, Other, net increased by $7.1 million due primarily to net proceeds received from litigation settlements in the third quarter of 2009 and non-recurring charges incurred during the third quarter of 2008 relating to the bankruptcy of Lehman Brothers Holdings, Inc.

Income Taxes

For the nine months ended September 26, 2009, our effective tax rate from continuing operations was 26.3% compared to 33.5% for the prior year period.  The difference in our effective tax rates is primarily related to a reduction in the valuation allowance on foreign deferred tax assets during the third quarter of 2009.  Absent the effects of the reversal of a portion of the valuation allowance on certain foreign deferred tax assets in the third quarter of 2009, our effective tax rate for the nine months ended September 26, 2009 would have been 32.9%.  The remaining difference in our effective tax rate between 2009 and 2008 is due to foreign and state income taxes.

Liquidity and Capital Resources

Our principal capital requirements include the funding of working capital needs, repayments of debt principal, funding of acquisitions, purchases of securities and fixed assets and repurchases of common stock.  Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.  Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, causing our working capital requirements to have been higher from the end of the third quarter to the end of the first quarter of the following year.  While recent history has resulted in flat to declining sales, we expect our historical seasonality of sales to continue in the foreseeable future.

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

Net cash flow provided by operating activities was $218.4 million for the nine months ended September 26, 2009, compared to $188.7 million for the comparable prior year period.  This net change of $29.7 million was primarily due to increased net income and changes in working capital.  The timing of certain vendor payments occurring early in the year unfavorably affected cash flow by approximately $40 million to $50 million.

Net cash used in investing activities was $125.9 million for the nine months ended September 26, 2009, compared to $85.7 million for the comparable prior year period.  The net change of $40.2 million was primarily due to increases in payments for business acquisitions and other investments, partially offset by proceeds received from a business divestiture and the absence of purchases of available-for-sale securities in the current year.  We expect to invest approximately $10 million to $20 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used in financing activities was $146.9 million for the nine months ended September 26, 2009, compared to net cash used in financing activities of $57.1 million for the comparable prior year period.  The net change of $89.8 million was primarily due to increased payments for long-term debt, including repayment of $130.0 million of our senior notes on June 30, 2009, partially offset by the absence of stock repurchases in the current year.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 26,	December 27,
	2009	2008 (1)

Cash and cash equivalents	$317,607	$369,570
Available-for-sale securities - long-term	20,353	29,028
Working capital	1,050,619	882,401

Debt:
Bank credit lines	$1,731	$4,936
Current maturities of long-term debt	23,933	156,405
Long-term debt	242,511	256,648
Total debt	$268,175	$417,989

(1) Adjusted to reflect the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

As of September 26, 2009, we have approximately $22.3 million ($20.3 million net of temporary impairments) invested in auction-rate securities (“ARS”).  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $19.6 million ($17.6 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.7 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of September 26, 2009, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investment and other line within our consolidated balance sheets.

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

Our accounts receivable days sales outstanding from continuing operations increased to 41.7 days as of September 26, 2009 from 41.2 days as of September 27, 2008.  Our inventory turns from continuing operations decreased to 6.1 as of September 26, 2009 from 6.6 as of September 27, 2008.  Our working capital accounts may be impacted by current and future economic conditions.

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

Our $20.0 million of remaining senior notes bear interest at a fixed rate of 6.7% per annum and mature on September 27, 2010.  Interest on our senior notes is payable semi-annually.

In 2003, we entered into swap agreements relating to our $230.0 million senior notes to exchange their fixed interest rates for variable interest rates.  The value of debt exchanged to a variable rate of interest reduces according to the repayment schedule of the senior notes.  As of September 26, 2009, there is $20.0 million of principal remaining with a weighted-average interest rate of 4.72%.  This weighted-average variable interest rate is comprised of LIBOR plus a spread and resets on the interest due dates for such senior notes.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010.  As of September 26, 2009, there were no borrowings outstanding under this revolving credit facility and there were $10.3 million of letters of credit provided to third parties.

Under our common stock repurchase programs approved by our Board of Directors, we have $57.7 million available for future common stock share repurchases.  During the quarter ended September 26, 2009, we did not repurchase any of our common stock.

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations or at a price pursuant to a formula as defined in the agreements, which approximates fair value.  Effective December 28, 2008, we have adopted the provisions of ASC Topic 480-10.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option or other contractual agreements.   As a result of the adoption of the provisions of ASC Topic 480-10, we have recorded the approximate redemption amount fair value of the put options as Redeemable noncontrolling interests ($177.5 million and $233.0 million at September 26, 2009 and December 27, 2008, respectively) and reduced Additional paid-in capital within the Stockholders’ equity section of our consolidated balance sheets.  The change in fair value of put options at September 26, 2009 compared to December 27, 2008 was primarily due to purchases of additional interests in consolidated subsidiaries offset by changes in the fair value of the put options.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to equity.  These adjustments will not impact the calculation of earnings per share.  Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For 2009 and future acquisitions, as required by provisions contained within ASC Topic 805, “Business Combinations,” we will accrue liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

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

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the Board will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification is effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

Effective December 28, 2008, we have adopted the provisions of ASC Topic 480-10.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option or other contractual agreements.   As a result of the adoption of the provisions of ASC Topic 480-10, we have recorded the approximate redemption amount fair value of the put options as Redeemable noncontrolling interests ($177.5 million and $233.0 million at September 26, 2009 and December 27, 2008, respectively) and reduced Additional paid-in capital within the Stockholders’ equity section of our consolidated balance sheets.  The change in fair value of put options at September 26, 2009 compared to December 27, 2008 was primarily due to purchases of additional interests in consolidated subsidiaries offset by changes in the fair value of the put options.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to equity.  These adjustments will not impact the calculation of earnings per share.

New Accounting Pronouncements Not Yet Adopted

On September 23, 2009, the FASB ratified provisions of ASC Topic 605-25 related to revenue recognition for multiple-element arrangements.  ASC Topic 605-25 amends prior guidance and requires an entity to apply the relative selling price allocation method in order to estimate the selling price for all units of accounting, including delivered items, when vendor-specific objective evidence or acceptable third-party evidence does not exist. These provisions contained within ASC Topic 605-25 are effective for revenue arrangements entered into or which contain material modifications in fiscal years beginning on or after June 15, 2010, applied prospectively.  Earlier application is permitted as of the beginning of an entity’s fiscal year.  We are currently evaluating the potential impact that these provisions within ASC Topic 605-25 will have on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2008.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 26, 2009 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

Post-acquisition related activities continued for dental, medical and technology businesses acquired between December 2008 and September 2009 within the United States and internationally with approximate aggregate annual revenues of $116.0 million.  These acquisitions continue to utilize separate information and financial accounting systems, and have been included in our consolidated financial statements.

During the quarter, systems implementation activities related to the upgrade of SAP were completed for European dental, medical, and animal health businesses with approximate aggregate annual revenues of $992.0 million.  Additionally, acquisition integration activities were completed for international dental businesses with approximate aggregate annual revenues of $38.0 million.

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

As of September 26, 2009, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On both October 31, 2005 and March 28, 2007, our Board of Directors authorized an additional $100.0 million, for a total of $300.0 million, of shares of our common stock to be repurchased under this program.  As of September 26, 2009, we had repurchased $242.3 million of common stock (5,633,952 shares) under this initiative, with $57.7 million available for future common stock share repurchases.

During the fiscal quarter ended September 26, 2009, we did not repurchase any of our common stock.  The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program

06/28/09 through 08/01/09	1,123,694
08/02/09 through 08/29/09	1,097,631
08/30/09 through 09/26/09	1,054,335

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

Dated: November 4, 2009