Form 10-K
period 2009-12-26
HENRY SCHEIN INC
filed 2010-02-23
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 26, 2009

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27078

 HENRY SCHEIN, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	135 Duryea Road
(State or other jurisdiction of	Melville, New York
incorporation or organization)	(Address of principal executive offices)
11-3136595	11747
(I.R.S. Employer Identification No.)	(Zip Code)

 (631) 843-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The Nasdaq Stock Market

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
YES:  __     NO: __

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

YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ National Market on June 27, 2009 was approximately $4,283,865,000.

As of February 12, 2010, there were 90,684,358 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 26, 2009) are incorporated by reference in Part III hereof.

PART I

ITEM 1.  Business

General

We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners.  We serve more than 600,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions.  We believe that we have a strong brand identity due to our more than 77 years of experience distributing healthcare products.

We are headquartered in Melville, New York, employ more than 12,500 people (of which over 5,500 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and the United Arab Emirates.

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

Industry

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $27.5 billion in 2009 in the combined North American and European markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

The healthcare products distribution industry continues to experience growth due to the aging population, increased healthcare awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage, partially offset by the effects of reduced insurance coverage due to unemployment.  In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from acute care settings to alternate-care sites, particularly physicians’ offices.

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

In North America, we compete with other distributors, as well as several manufacturers, of dental, medical and animal health products, primarily on the basis of price, breadth of product line, customer service and value-added products and services.  In the sale of our dental products, our primary competitors are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company.  In addition, we compete against a number of other distributors that operate on a national, regional and local level.  Our primary competitors in the sale of medical products are the General Medical division of McKesson Corp., PSS World Medical, Inc. and the Allegiance division of Cardinal Health, Inc., which are national distributors.  In the animal health market, our primary competitors are MWI Veterinary Supply Inc. and the Webster Veterinary division of Patterson Companies, Inc.  We also compete against a number of regional and local medical and animal health distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians.  With regard to our dental practice management software, we compete against numerous companies, including PracticeWorks, Inc. and Patterson Dental division.  In the animal health practice management market, our primary competitor is IDEXX Laboratories, Inc.  The medical practice management and electronic medical records market is very fragmented and therefore we compete with numerous companies such as NextGen Healthcare Information Systems, Inc., eClinicalWorks, Allscripts, LLC and athenahealth, Inc.

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Planmeca Oy, Omega Pharma NV, Billericay Dental Supply Co. Ltd., National Veterinary Services and Alcyon SA, as well as a large number of dental, medical and animal health product distributors and manufacturers in Australia, Austria, Belgium, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 77 years of experience in distributing products to healthcare practitioners resulting in strong awareness of the “Henry Schein” brand.  Our competitive strengths include:

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•
Field sales consultants.  We have approximately 2,750 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•
Direct marketing.  During 2009, we distributed approximately 27.0 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based healthcare customers.

•
Telesales.  We support our direct marketing effort with approximately 1,400 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•
Consumable supplies and equipment.  We offer over 90,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 49,000 are offered to our dental customers, approximately 39,000 to our medical customers and approximately 22,000 to our animal health customers.  We offer over 100,000 additional SKUs to our customers in the form of special order items.

•
Technology and other value-added products and services.  We sell practice management software systems to our dental, medical and animal health customers.  Our practice management software solutions provide practitioners with patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  As of December 26, 2009, we have an active user base of more than 65,000 practices, including Dentrix®, Easy Dental®, Oasis® and EXACT® for dental practices, MicroMD® for physician practices and AVImark® for animal health clinics.

•
Repair services.  We have 192 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our healthcare customers.  Our ProRepair technicians provide installation and repair services for dental handpieces; dental, medical and animal health small equipment; table top sterilizers; and large dental equipment.

•
Financial services.  We offer our customers solutions in operating their practices by providing access to a number of financial services and products (including non-recourse financing for equipment, technology and software products; non-recourse patient financing; collection services and credit card processing) at rates that we believe are generally lower than what they would be able to secure independently.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of healthcare products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2009, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 31% and 8%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	2009	2008 (1)	2007 (1)
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory products
and small equipment (2)	45.9%	46.4%	46.0%
Large dental equipment (3)	17.1	17.9	18.3
Total dental	63.0	64.3	64.3

Medical:
Medical products (4)	23.4	22.9	27.0
Animal health products (5)	11.0	10.2	6.5
Total medical	34.4	33.1	33.5

Total Healthcare Distribution	97.4	97.4	97.8

Technology
Software and related products and
other value-added products (6)	2.6	2.6	2.2

Total	100.0%	100.0%	100.0%

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(3)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(4)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.

(5)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(6)	Includes software and related products and other value-added products, including financial products and continuing education.

Business Strategy

Our objective is to continue to expand as a value-added distributor of healthcare products and services to office-based healthcare practitioners.  To accomplish this, we will apply our competitive strengths in executing the following strategies:

•
Increase penetration of our existing customer base.  We have over 600,000 customers worldwide and we intend to increase sales to our existing customer base and enhance our position as their primary supplier.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services.  Between 2009 and 2019, the 45 and older population is expected to grow by approximately 16%.  Between 2009 and 2029, this age group is expected to grow by approximately 30%.  This compares with expected total U.S. population growth rates of approximately 10% between 2009 and 2019 and approximately 21% between 2009 and 2029.

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

There continues to be a migration of procedures from acute-care settings to physicians’ offices, a trend that we believe provides additional opportunities for us.  There also is the continuing use of vaccines, injectables and other pharmaceuticals in alternate-care settings.  We believe we have established a leading position as a vaccine supplier to the office-based physician practitioner.

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

For information on revenues and long-lived assets by geographic area, see Note 13 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  While recent history has resulted in flat to declining sales, we expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results also may be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	restructuring charges;

•	changes in accounting principles;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service issues with our third-party shippers.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

Governmental Regulations

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Among the federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, the Prescription Drug Marketing Act of 1987, and Section 361 of the Public Health Service Act.  We are also subject to comparable foreign regulations.

The Federal Food, Drug, and Cosmetic Act generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act (“Regulations to Control Communicable Diseases”) serves as the legal basis for such regulation of human cells, tissues, and cellular and tissue-based products.

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

Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the United States Food and Drug Administration, the Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or human cells, tissues, and cellular and tissue-based products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue. The United States Drug Enforcement Administration, the United States Food and Drug Administration and state regulatory authorities have broad enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

Certain of our businesses are subject to federal and state (and similar foreign) healthcare fraud and abuse, referral and reimbursement laws, and regulations with respect to their operations.  Such laws prohibit, among other things, the submission or causing the submission of false or fraudulent claims for reimbursement, and soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by government health care programs.  The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, particularly through “relators,” who file complaints in the name of the United States (and if applicable, particular states) under federal and state False Claims Act statutes.  These laws and regulations are subject to frequent modification and varied interpretation, and can have a material adverse impact on us if a violation is found.  Certain of our businesses also maintain contracts with the governments and are subject to certain regulatory requirements relating to government contractors.

Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions.  In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the supply channel.  For example, Florida and certain other states have implemented or are implementing drug pedigree requirements that require that prescription drugs be distributed with records or information documenting the prior distribution of the drug, back to the manufacturers.  California has enacted a law requiring the implementation of an electronic drug pedigree system that provides track and trace chain of custody technologies, such as radio frequency identification, or RFID, technologies, although the effective date has been postponed until January 1, 2015 for pharmaceutical manufacturers and repackagers, and July 1, 2016 for pharmaceutical wholesalers.  There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.  At the federal level, the United States Food and Drug Administration issued final regulations pursuant to the Prescription Drug Marketing Act, or PDMA, that became effective in December 2006. The regulations impose drug pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling our products and handling product returns.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of some of the federal drug pedigree requirements, in response to a case initiated by secondary distributors.   On December 31, 2009, the U.S. District Court granted a motion to extend the time for either party to re-open the matter (which had been administratively closed in light of potential legislative action by Congress), and the court in effect extended the injunction through September 30, 2010.

The United States Food and Drug Administration Amendments Act of 2007, which went into effect on September 27, 2007, requires the United States Food and Drug Administration to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs.  These standards include any track and trace or authentication technologies, such as RFID and other technologies.  The United States Food and Drug Administration is currently conducting pilot programs and seeking feedback from medical device manufacturers and distributors who are willing to comment prior to unique device identifier (UDI) rulemaking expected mid-2010.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy breaches.

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

Proprietary Rights

We hold trademarks relating to the “Henry Schein” name and logo, as well as certain other trademarks.  Pursuant to agreements executed in connection with our reorganization in 1994, both Henry Schein, Inc. and Schein Pharmaceutical, Inc. (which was acquired by Watson Pharmaceuticals, Inc. in 2000), a company previously engaged in the manufacture and distribution of multi-source pharmaceutical products, are entitled to use the “Schein” name in connection with their respective businesses, but Schein Pharmaceutical, Inc. must always use “Schein” in combination with the word “Pharmaceutical” and is not entitled to use the name “Henry Schein” or to use “Schein” alone or with any other word (other than “Pharmaceutical”).  We intend to protect our trademarks to the fullest extent practicable.

Employees

As of December 26, 2009, we employed more than 12,500 full-time employees, including approximately 1,400 telesales representatives, 2,750 field sales consultants, including equipment sales specialists, 2,250 warehouse employees, 500 computer programmers and technicians, 1,150 management employees and 4,800 office, clerical and administrative employees.  Approximately 279 or 2.2% of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	60	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	57	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	56	President, Chief Operating Officer, Director
Leonard A. David	61	Senior Vice President, Chief Compliance Officer
James Harding	54	Senior Vice President, Chief Technology Officer
Stanley Komaroff	74	Senior Advisor
Mark E. Mlotek	54	Executive Vice President, Corporate Business Development, Director
Steven Paladino	52	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	55	Senior Vice President, Chief Merchandising Officer
Lonnie Shoff	51	President, Global Healthcare Specialties Group
Michael Zack	57	President, International Group

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

Lonnie Shoff has been President of the Henry Schein Global Healthcare Specialties Group since September 2009.  Prior to joining us, Ms. Shoff was employed with Roche Diagnostics, most recently as Senior Vice President General Manager, Applied Science.

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

Disruptions in the financial markets and other macro-economic uncertainties that affect the economy and the economic outlook of the United States and other parts of the world could adversely impact our customers and vendors, which could adversely affect us.  Recessionary conditions and depressed levels of consumer and commercial spending have caused and may continue to cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales.  We generally sell products to customers with payment terms.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us.  Likewise, for similar reasons vendors may restrict credit or impose different payment terms.  Any inability of current and/or potential customers to pay us for our products and/or services or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

Disruptions in the financial market may adversely affect the availability and cost of credit to us.

Our ability to make scheduled payments or refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.  Disruptions in the financial markets may adversely affect the availability and cost of credit to us.

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

The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including the reduction of spending budgets by government and private insurance programs, such as Medicare, Medicaid and corporate health insurance plans; pressures relating to potential healthcare reform; trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements and consolidation among office-based healthcare practitioners; and changes in reimbursements to customers.  Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined.  If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected.  In addition, the enactment of any significant healthcare reforms could have a material adverse effect on our business.

Failure to comply with existing and future regulatory requirements could negatively affect our business.

Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices, and human cells, tissue, and cellular and tissue-based products (“HCT/P”).  Among the federal laws with which we must comply are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, the Prescription Drug Marketing Act of 1987, and Section 361 of the Public Health Services Act (“Regulations to Control Communicable Diseases”).  Among other things, such laws, and the regulations promulgated thereunder:

•	regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs, HCT/P and medical devices;

•	subject us to inspection by the United States Food and Drug Administration and the United States Drug Enforcement Administration;

•	regulate the storage, transportation and disposal of certain of our products that are considered hazardous materials;

•	require registration with the United States Food and Drug Administration and the United States Drug Enforcement Administration and various state agencies;

•	require record keeping and documentation of transactions involving drug products;

•	require us to design and operate a system to identify and report suspicious orders of controlled substances to the United States Drug Enforcement Agency;

•	require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and

•	impose reporting requirements if a pharmaceutical, HCT/P or medical device causes serious illness, injury or death.

Applicable federal, state and local laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment, and the importation and exportation of products.  Our business also is subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.  The United States Food and Drug Administration and Drug Enforcement Administration have recently increased their regulatory and enforcement activities.

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could negatively affect our business.  There can be no assurance that current government regulations will not adversely affect our business.  The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material. Allegations by a governmental body that we have not complied with these laws could have a material adverse impact on our businesses.  If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, and suspension or limitation of product sale and distribution.  If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses.  Non-compliance with government requirements could adversely affect our ability to participate in federal and state government healthcare programs, and damage our reputation.  Any of the foregoing could have a material adverse impact on our businesses.  We believe that the healthcare services industry will continue to be subject to extensive domestic and foreign government regulation and that we have adequate compliance programs and controls in place to ensure substantial compliance with the laws and regulations.

If we fail to comply with laws and regulations relating to healthcare fraud, we could suffer penalties or be required to make significant changes to our operations.

We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud.  These measures, which focus on our relationships with pharmaceutical manufacturers and healthcare providers, have been subject to varying interpretations, as well as heightened enforcement activity, over the past few years.  Significant enforcement activity has been the result of actions brought by “relators,” who file complaints in the name of the United States (and if applicable, particular states) under federal and state False Claims Act statutes.  Damages can be catastrophic if a violation is found.  These healthcare fraud laws and regulations, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing of items or services that are in any way paid for by government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under government healthcare programs.  While we believe that we are substantially compliant with all applicable laws, many of the regulations applicable to us are vague or indefinite and have not been interpreted by the courts.  They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations.  If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in federal and state healthcare programs.

Expansion of group purchasing organizations (“GPO”) or hospital purchasing power and the multi-tiered costing structure may place us at a competitive disadvantage.

The medical-products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. This may threaten our ability to compete effectively, which would in turn negatively impact our results of operations. Although we are seeking to obtain similar terms from manufacturers and obtain access to lower prices demanded by GPO contracts or other contracts, we cannot assure such terms will be obtained or contracts will be executed.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  While recent history has resulted in flat to declining sales, we expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	restructuring charges;

•	changes in accounting principles;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service issues with our third-party shippers.

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

We obtain substantially all of our products from third-party suppliers. Generally, we do not have long-term contracts with our suppliers committing them to supply products to us.  Therefore, suppliers may not provide the products we need in the quantities we request.  Because we generally do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control.  In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis.  There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all.  An extended interruption in the supply of our products, including the supply of our influenza vaccine and any other high sales volume product, would have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

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

Risks generally associated with our information systems could adversely affect our results of operations.

We rely on information systems in our business to obtain, rapidly process, analyze and manage data to, among other things:

•	maintain and manage worldwide systems to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers; and

•	process payments to suppliers.

Our results of operations could be adversely affected if these systems are interrupted, damaged by unforeseen events, or fail for any extended period of time.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the United States Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year.

ITEM 2.  Properties

We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2017
Distribution Center	Denver, PA	Lease	613,000	February 2013
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Indianapolis, IN	Lease	144,000	June 2011
Distribution Center	Grapevine, TX	Lease	242,000	July 2013
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	June 2013
Distribution Center	Niagara on the Lake, Canada	Lease	94,000	September 2016
Distribution Center	Sparks, NV	Lease	338,000	February 2011
Office and Distribution Center	Gillingham, United Kingdom	Lease	103,000	April 2010
Distribution Center	Tours, France	Own	133,000	N/A
Distribution Center	Lyssach, Switzerland	Lease	180,000	July 2016

The properties listed in the table above are our principal properties primarily used by our healthcare distribution segment.  In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom.

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

As of December 26, 2009, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the fourth quarter of fiscal 2009.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the Nasdaq Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2009 and 2008:

	High	Low
Fiscal 2009:
1st Quarter	$40.60	$33.55
2nd Quarter	47.70	38.77
3rd Quarter	56.50	43.82
4th Quarter	56.92	49.10

Fiscal 2008:
1st Quarter	$63.62	$55.25
2nd Quarter	59.43	50.74
3rd Quarter	60.42	48.93
4th Quarter	55.66	32.08

On February 12, 2010, there were approximately 1,040 holders of record of our common stock and the last reported sales price was $56.17.

Purchases of Equity Securities by the Issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On both October 31, 2005 and March 28, 2007, our Board of Directors authorized an additional $100.0 million, for a total of $300.0 million, of shares of our common stock to be repurchased under this program.  As of December 26, 2009, we had repurchased $242.3 million of common stock (5,633,952 shares) under this initiative, with $57.7 million available for future common stock share repurchases.

During the fiscal quarter ended December 26, 2009, we did not repurchase any of our common stock.  The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program

09/27/09 through 10/31/09	1,092,852
11/01/09 through 11/28/09	1,146,226
11/29/09 through 12/26/09	1,089,142

Dividend Policy

We have not declared any cash dividends on our common stock during fiscal years 2009 or 2008.  We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.  The agreements governing our senior notes limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock).  As of December 26, 2009, the amount of retained earnings free of restrictions was $962.6 million.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 25, 2004, the last trading day before the beginning of our 2005 fiscal year, through the end of fiscal 2009 with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market (U.S. companies) Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON DECEMBER 25, 2004
ASSUMES DIVIDENDS REINVESTED

	December 25,	December 31,	December 30,	December 29,	December 27,	December 26,
	2004	2005	2006	2007	2008	2009

Henry Schein, Inc.	$100.00	$129.04	$144.83	$183.47	$104.61	$156.74

Dow Jones U.S. Health
Care Index	100.00	108.32	115.78	125.46	96.85	117.87

NASDAQ Stock Market
(U.S. companies) Composite Index	100.00	101.33	114.01	123.71	73.11	105.61

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 26, 2009, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 26,	December 27,	December 29,	December 30,	December 31,
	2009	2008 (1) (2)	2007 (1) (2)	2006 (1) (2)	2005 (1) (2)
	(in thousands, except per share data)

Income Statement Data:
Net sales	$6,538,336	$6,380,413	$5,889,884	$5,021,523	$4,513,127
Gross profit	1,916,820	1,874,295	1,706,092	1,459,330	1,299,562
Selling, general and administrative
expenses	1,449,715	1,431,769	1,319,153	1,155,215	1,037,445
Restructuring costs (3)	3,020	23,240	-	-	-
Operating income	464,085	419,286	386,939	304,115	262,117
Other expense, net	(11,365)	(23,837)	(8,430)	(13,529)	(20,765)
Income from continuing operations before taxes,
equity in earnings (losses) of affiliates and
noncontrolling interests	452,720	395,449	378,509	290,586	241,352
Income taxes	(127,521)	(131,210)	(128,556)	(103,440)	(88,299)
Equity in earnings (losses)
of affiliates	5,243	5,037	(73)	835	827
Income from continuing operations	330,442	269,276	249,880	187,981	153,880
Income (loss) from discontinued
operations, net of tax (4)	2,715	(7,902)	(20,704)	(19,304)	(11,161)
Net income	333,157	261,374	229,176	168,677	142,719
Less: Net income attributable to
noncontrolling interests	(22,004)	(21,917)	(17,442)	(8,090)	(5,963)
Net income attributable to
Henry Schein, Inc.	$311,153	$239,457	$211,734	$160,587	$136,756

Amounts attributable to
Henry Schein, Inc.:
Income from continuing operations	308,551	247,347	232,529	180,049	147,848
Income (loss) from discontinued
operations, net of tax	2,602	(7,890)	(20,795)	(19,462)	(11,092)
Net income	$311,153	$239,457	$211,734	$160,587	$136,756

Earnings (loss) per share attributable to
Henry Schein, Inc.:

From continuing operations:
Basic	$3.47	$2.78	$2.63	$2.05	$1.70
Diluted	3.41	2.71	2.55	2.00	1.67

From discontinued operations:
Basic	$0.03	$(0.09)	$(0.24)	$(0.22)	$(0.13)
Diluted	0.03	(0.08)	(0.23)	(0.21)	(0.12)

From net income:
Basic	$3.50	$2.69	$2.39	$1.83	$1.57
Diluted	3.44	2.63	2.32	1.79	1.55

Weighted-average common
shares outstanding:
Basic	88,872	89,080	88,559	87,952	87,006
Diluted	90,556	91,221	91,163	89,820	88,489

	Years ended
	December 26,	December 27,	December 29,	December 30,	December 31,
	2009	2008 (1)	2007 (1)	2006 (1)	2005 (1)
	(in thousands)

Net Sales by Market Data:
Healthcare distribution (5):
Dental (6)	$2,509,921	$2,567,064	$2,447,841	$2,122,415	$1,883,748
Medical (7)	1,457,102	1,428,968	1,540,269	1,398,996	1,284,214
International (8)	2,398,105	2,221,092	1,769,881	1,401,889	1,256,910
Total healthcare distribution	6,365,128	6,217,124	5,757,991	4,923,300	4,424,872
Technology (9)	173,208	163,289	131,893	98,223	88,255
Total	$6,538,336	$6,380,413	$5,889,884	$5,021,523	$4,513,127

	As of
	December 26,	December 27,	December 29,	December 30,	December 31,
	2009	2008 (2)	2007 (2)	2006 (2)	2005 (2)
	(in thousands)

Balance Sheet data:
Total assets	$3,835,985	$3,599,210	$3,313,472	$2,880,547	$2,582,436
Long-term debt	243,373	256,648	407,627	434,804	463,455
Redeemable noncontrolling interests	178,570	233,035	150,028	111,902	72,433
Stockholders' equity	2,161,508	1,772,354	1,674,987	1,393,356	1,204,795

(1)	Adjusted to reflect the effects of discontinued operations as further described below.

(2)
Adjusted to reflect the effects of the 2009 adoption of provisions contained within Accounting Standards Codification (“ASC”) Topic 470-20, “Debt with Conversion and Other Options.” Also, reflects the adoption of ASC Topic 810-10-65, relating to consolidations, that requires a noncontrolling interest in a subsidiary be reported as equity in our consolidated financial statements.  Consolidated net income includes the net income for both the parent and the noncontrolling interest.  Additionally, reflects the adoption of provisions of ASC Topic 480-10 related to noncontrolling interests, where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option or other contractual agreement.

(3)
Restructuring costs for the year ended December 26, 2009 consist primarily of employee severance costs, including severance pay and benefits of $1.5 million and facility closing costs of $1.5 million.  Restructuring costs for the year ended December 27, 2008 consist primarily of employee severance costs, including severance pay and benefits of $18.6 million, facility closing costs of $3.8 million and other professional and consulting costs of $0.8 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plans of Restructuring” herein and the consolidated financial statements and related notes contained in ITEM 8.

(4)
On August 5, 2009, we completed the sale of a wholesaler of dental consumables for aggregate consideration of $14.2 million, of which $13.2 million has been received as of December 26, 2009.  As a result of this sale, included in operating results from discontinued operations for 2009 is a net gain, net of tax, of $2.6 million or $0.03 per diluted share.

During the fourth quarter of 2008, we recorded an impairment charge of $11.2 million ($7.3 million, net of tax), or $0.08 per diluted share, related to the exit from our wholesale ultrasound business.

During 2007, we sold substantially all of the assets of our oncology pharmaceutical and specialty pharmacy businesses, previously reported as part of our healthcare distribution reportable segment.  The aggregate sales price was $14.3 million, which was received during the third and fourth quarters of 2007.  As a result of these sales, included in the operating results from discontinued operations for 2007 is a net gain, net of tax, of approximately $0.7 million or $0.01 per diluted share. We recorded an impairment charge to our related long-lived assets of approximately $20.6 million, net of tax, or $(0.23) per diluted share in 2007.

On April 1, 2006, we sold substantially all of the assets of our Hospital Supply Business, previously reported as part of our healthcare distribution reportable segment.  The sale price was $36.5 million, which was received during the second quarter of 2006.  As a result of this sale, included in the operating results from discontinued operations for 2007 is a $0.3 million ($0.2 million after-tax) expense relating to contract contingencies.  Included in operating results from discontinued operations for 2006 is a $32.3 million ($19.4 million after-tax) loss on the sale, including $3.5 million ($2.1 million after-tax) of transitional service obligations and selling costs.  Also, because the decision to divest this business was reached in 2005, we recorded an impairment charge to our long-lived assets of approximately $7.0 million, net of tax, or $(0.08) per diluted share in 2005.

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

(9)
Consists of practice management software and other value-added products and services, which are sold primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand for the years 2007 through 2009 and the United States and Canada for the years 2005 and 2006.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: decreased customer demand and changes in vendor credit terms; disruptions in financial markets; general economic conditions; effects of a highly competitive market; changes in the healthcare industry; changes in regulatory requirements; risks from expansion of customer purchasing power and multi-tiered costing structures; risks associated with our international operations; fluctuations in quarterly earnings; our dependence on third parties for the manufacture and supply of our products; transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies; financial risks associated with acquisitions; regulatory and litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; risks from disruption to our information systems; our dependence upon sales personnel, manufacturers and customers; our dependence on our senior management; possible increases in the cost of shipping our products or other service issues with our third-party shippers; risks from rapid technological change; possible volatility of the market price of our common stock; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation.  The order in which these factors appear should not be construed to indicate their relative importance or priority.

We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict.  Accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.  We undertake no duty and have no obligation to update forward-looking statements.

Executive Level Overview

We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners.  We serve more than 600,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions.  We believe that we have a strong brand identity due to our more than 77 years of experience distributing healthcare products.

We are headquartered in Melville, New York, employ more than 12,500 people (of which over 5,500 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and the United Arab Emirates.

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

Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada, the United Kingdom, Australia and New Zealand.  Our value-added practice solutions include practice management software systems for dental and medical practitioners and animal health clinics.  Our technology group offerings also include financial services, on a non-recourse basis, e-services and continuing education services for practitioners.

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

Industry Consolidation

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $27.5 billion in 2009 in the combined North American and European markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  An increasing number of states, including Florida, have already adopted laws and regulations, including drug pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system. Regulations adopted under the federal Prescription Drug Marketing Act, or PDMA, effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of some of the federal drug pedigree requirements, in response to a case initiated by secondary distributors.  On December 31, 2009, the U.S. District Court granted a motion to extend the time for either party to re-open the matter (which had been administratively closed in light of potential legislative action by Congress), and the Court in effect extended the injunction through September 30, 2010.   Other states and government agencies are currently considering similar laws and regulations. We continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for each of the three years ended December 26, 2009, December 27, 2008 and December 29, 2007 (in thousands):

	Years ended
	December 26,	December 27,	December 29,
	2009	2008 (1) (2)	2007 (1) (2)
Operating Results:
Net sales	$6,538,336	$6,380,413	$5,889,884
Cost of sales	4,621,516	4,506,118	4,183,792
Gross profit	1,916,820	1,874,295	1,706,092
Operating expenses:
Selling, general and administrative	1,449,715	1,431,769	1,319,153
Restructuring costs	3,020	23,240	-
Operating income	$464,085	$419,286	$386,939

Other expense, net	$(11,365)	$(23,837)	$(8,430)
Income from continuing operations	330,442	269,276	249,880
Income from continuing operations attributable
to Henry Schein, Inc.	308,551	247,347	232,529

	Years ended
	December 26,	December 27,	December 29,
	2009	2008 (2)	2007 (2)
Cash Flows:
Net cash provided by operating activities	$396,890	$384,782	$270,344
Net cash used in investing activities	(97,448)	(168,010)	(235,292)
Net cash used in financing activities	(197,675)	(87,970)	(38,008)

(1) Adjusted to reflect the effects of discontinued operations.

(2) Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Plans of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs, which included the elimination of 430 positions from our operations and the closing of several smaller facilities.  During the years ended December 26, 2009 and December 27, 2008, we recorded one-time restructuring costs of approximately $3.0 million (approximately $2.1 million after taxes) and $23.2 million (approximately $16.0 million after taxes), respectively.  The costs associated with the restructuring are included in a separate line item, “Restructuring costs,” within our consolidated statements of income. The majority of these costs have been paid as of December 26, 2009.  Annual pretax cost savings from this initiative are expected to be between $24.0 million and $27.0 million.

In addition, during the first quarter of 2010, we expect to complete an additional restructuring in order to further reduce operating expenses.  This restructuring includes headcount reductions, as well as the closing of facilities.  The restructure is primarily concentrated in our European operations and is part of our overall plan to increase international operating margins.  These restructuring costs are expected to be in the $10 million to $12 million range ($7 million to $9 million after taxes) and are expected to be reported in the first quarter of 2010.  However, timing of certain actions may cause some restructuring costs to be reported later.

2009 Compared to 2008

Net Sales

Net sales for 2009 and 2008 were as follows (in thousands):

		% of		% of	Increase / (Decrease)
	2009	Total	2008 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$2,509,921	38.4%	$2,567,064	40.2%	$(57,143)	(2.2)%
Medical (4)	1,457,102	22.3	1,428,968	22.4	28,134	2.0
International (5)	2,398,105	36.7	2,221,092	34.8	177,013	8.0
Total healthcare distribution	6,365,128	97.4	6,217,124	97.4	148,004	2.4
Technology (6)	173,208	2.6	163,289	2.6	9,919	6.1
Total	$6,538,336	100.0%	$6,380,413	100.0%	$157,923	2.5

(1)	Adjusted to reflect the effects of discontinued operations.

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

The $157.9 million, or 2.5%, increase in net sales for the year ended December 26, 2009 includes an increase of 5.7% local currency growth (0.9% internally generated revenue and 4.8% growth from acquisitions) offset by a decrease of 3.2% related to foreign currency exchange.  Excluding sales of influenza vaccines, sales increased 6.6%.  Sales of influenza vaccines declined in 2009 compared to 2008 due to manufacturers’ supply shortage.

The $57.1 million, or 2.2%, decrease in dental net sales for the year ended December 26, 2009 includes a decrease of 1.6% in local currencies (4.0% decline in internally generated revenue offset by 2.4% growth from acquisitions) and a decrease of 0.6% related to foreign currency exchange.  The 1.6% decline in local currency sales was due to a decline in dental equipment sales and service revenues of 10.6% (11.3% decline in internally generated revenue reduced by 0.7% growth from acquisitions) offset by dental consumable merchandise sales growth of 1.9% (1.2% decrease in internally generated revenue reduced by 3.1% growth from acquisitions).

The $28.1 million, or 2.0%, increase in medical net sales for the year ended December 26, 2009 includes an increase in internally generated revenue of 0.8% and acquisition growth of 1.2%.  Excluding sales of influenza vaccines, which declined in 2009, medical sales increased 5.9%.

The $177.0 million, or 8.0%, increase in international net sales for the year ended December 26, 2009 includes sales growth of 16.4% in local currencies (6.2% internally generated growth and 10.2% growth from acquisitions) offset by a decrease of 8.4% related to foreign currency exchange.

The $9.9 million, or 6.1%, increase in technology net sales for the year ended December 26, 2009 includes an increase of 8.3% in local currency growth (6.7% internally generated growth and 1.6% growth from acquisitions) offset by a decrease of 2.2% related to foreign currency exchange.  During the year, we experienced continued growth in electronic services as well as solid sales of technology products in our international markets.

Gross Profit

Gross profit and gross margins for 2009 and 2008 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase / (Decrease)
	2009	Margin %	2008 (1)	Margin %	$	%

Healthcare distribution	$1,792,516	28.2%	$1,753,655	28.2%	$38,861	2.2%
Technology	124,304	71.8	120,640	73.9	3,664	3.0
Total	$1,916,820	29.3	$1,874,295	29.4	$42,525	2.3

(1)   Adjusted to reflect the effects of discontinued operations.

Gross profit increased $42.5 million, or 2.3%, for the year ended December 26, 2009 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products, as well as certain financial services. For a number of reasons, the software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $38.9 million, or 2.2%, for the year ended December 26, 2009 compared to the prior year period.  Healthcare distribution gross profit margin remained constant at 28.2% for the year ended December 26, 2009 compared with the comparable prior year period.

Technology gross profit increased $3.7 million, or 3.0%, for the year ended December 26, 2009 compared to the prior year period.  Technology gross profit margin decreased to 71.8% for the year ended December 26, 2009 from 73.9% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2009 and 2008 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase / (Decrease)
	2009	Net Sales	2008 (1)	Net Sales	$	%

Healthcare distribution	$1,387,581	21.8%	$1,368,108	22.0%	$19,473	1.4%
Technology	62,134	35.9	63,661	39.0	(1,527)	(2.4)
Total	$1,449,715	22.2	$1,431,769	22.4	$17,946	1.3

(1)   Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses increased by $17.9 million, or 1.3%, for the year ended December 26, 2009 compared to the prior year period.  This increase results from $10.5 million in expense reductions and a $28.4 million net increase from the effects of foreign exchange offset by the additional selling, general and administrative costs from operations acquired.  As a percentage of net sales, selling, general and administrative expenses decreased to 22.2% from 22.4% from the comparable year period.

As a component of total selling, general and administrative expenses, selling expenses decreased $9.7 million, or 1.0%, for the year ended December 26, 2009 from the prior year period.  As a percentage of net sales, selling expenses decreased to 14.7% from 15.2% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $27.6 million, or 6.0%, for the year ended December 26, 2009 from the prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.5% from 7.2% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2009 and 2008 was as follows (in thousands):

			Increase / (Decrease)
	2009	2008 (1) (2)	$	%

Interest income	$9,979	$16,355	$(6,376)	(39.0)%
Interest expense	(23,370)	(34,605)	11,235	32.5
Other, net	2,026	(5,587)	7,613	136.3
Other expense, net	$(11,365)	$(23,837)	$12,472	52.3

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Other expense, net decreased $12.5 million to $11.4 million for the year ended December 26, 2009 from the comparable prior year period.  The decrease was primarily the result of decreased interest expense of $11.2 million due to repayment of our $130.0 million senior notes on June 30, 2009, as well as lower interest rates on our floating debt, partially offset by a decrease in interest income of $6.4 million resulting from lower interest rates on our invested funds.  In addition, Other, net increased by $7.6 million due primarily to net proceeds received from litigation settlements in the third quarter of 2009 and non-recurring charges incurred during the third quarter of 2008 relating to the bankruptcy of Lehman Brothers Holdings, Inc.

Income Taxes

For the year ended December 26, 2009, our effective tax rate from continuing operations was 28.2% compared to 33.2% for the prior year period.  The difference is primarily related to a reduction in the valuation allowance on certain foreign deferred tax assets related to net operating losses, as well as additional tax planning, settlements of tax audits and higher income from lower taxing countries.  Absent the effects of the reversal of a portion of the valuation allowance on certain foreign deferred tax assets in the third quarter of 2009, our effective tax rate for the year ended December 26, 2009 would have been 32.8%.  The remaining difference in our effective tax rate between 2009 and 2008 is due to foreign and state income taxes.  For 2010, we expect our effective tax rate to be in the range of 32.5% to 33.5%.

Loss from Discontinued Operations

During the years ended December 26, 2009 and December 27, 2008, respectively, we recognized aggregate gains and (losses) of $2.6 million and $(7.9) million, net of tax, respectively, related to discontinued operations (see Note 7 in the accompanying annual consolidated financial statements for further discussion).

Net Income

Net income increased $71.8 million, or 27.5%, for the year ended December 26, 2009 compared to the prior year period.  The increase in net income is primarily due to the factors noted above.

2008 Compared to 2007

Net Sales

Net sales for 2008 and 2007 were as follows (in thousands):

		% of		% of	Increase / (Decrease)
	2008 (1)	Total	2007 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$2,567,064	40.2%	$2,447,841	41.6%	$119,223	4.9%
Medical (4)	1,428,968	22.4	1,540,269	26.2	(111,301)	(7.2)
International (5)	2,221,092	34.8	1,769,881	30.0	451,211	25.5
Total healthcare distribution	6,217,124	97.4	5,757,991	97.8	459,133	8.0
Technology (6)	163,289	2.6	131,893	2.2	31,396	23.8
Total	$6,380,413	100.0%	$5,889,884	100.0%	$490,529	8.3

(1)	Adjusted to reflect the effects of discontinued operations.

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

The $490.5 million, or 8.3%, increase in net sales for the year ended December 27, 2008 includes an increase of 7.5% local currency growth (1.3% internally generated revenue and 6.2% growth from acquisitions) and 0.8% related to foreign currency exchange.

The $119.2 million, or 4.9%, increase in dental net sales for the year ended December 27, 2008 includes an increase of 4.8% in local currencies (4.0% internally generated revenue and 0.8% growth from acquisitions) and 0.1% related to foreign exchange.  The 4.8% local currency growth was due to dental consumable merchandise sales growth of 5.0% (4.2% internally generated revenue and 0.8% growth from acquisitions) and dental equipment sales and service growth of 4.2% (3.6% internally generated revenue and 0.6% growth from acquisitions).  The growth in equipment sales was primarily due to gains in both traditional equipment and high-tech products.

The $111.3 million, or 7.2%, decrease in medical net sales for the year ended December 27, 2008 includes a decrease in internally generated revenue of 7.8% offset by acquisition growth of 0.6%.  During 2008, we stopped selling certain low margin pharmaceutical products, which represented approximately $153.0 million of net sales in 2007.  Excluding sales of these lower-margin pharmaceutical products, internal medical net sales increased by 0.9%.

The $451.2 million, or 25.5%, increase in international net sales for the year ended December 27, 2008 includes sales growth of 22.8% in local currencies (17.9% growth from acquisitions and 4.9% internally generated growth) and 2.7% related to foreign currency exchange.

The $31.4 million, or 23.8%, increase in technology net sales for the year ended December 27, 2008 includes sales growth of 25.3% in local currency growth (8.7% internally generated growth and 16.6% growth from acquisitions) offset by a decrease of 1.5% related to foreign currency exchange.  The internal net sales growth was driven by growth in electronic services, financial services and support revenue.

Gross Profit

Gross profit and gross margins for 2008 and 2007 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase / (Decrease)
	2008 (1)	Margin %	2007 (1)	Margin %	$	%

Healthcare distribution	$1,753,655	28.2%	$1,607,967	27.9%	$145,688	9.1%
Technology	120,640	73.9	98,125	74.4	22,515	22.9
Total	$1,874,295	29.4	$1,706,092	29.0	$168,203	9.9

(1)   Adjusted to reflect the effects of discontinued operations.

Gross profit increased $168.2 million, or 9.9%, for the year ended December 27, 2008 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products, as well as certain financial services. For a number of reasons, the software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $145.7 million, or 9.1%, for the year ended December 27, 2008 compared to the prior year period.  Healthcare distribution gross profit margin increased to 28.2% for the year ended December 27, 2008 from 27.9% for the comparable prior year period.

Technology gross profit increased $22.5 million, or 22.9%, for the year ended December 27, 2008 compared to the prior year period.  Technology gross profit margin decreased to 73.9% for the year ended December 27, 2008 from 74.4% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2008 and 2007 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase / (Decrease)
	2008 (1)	Net Sales	2007 (1)	Net Sales	$	%

Healthcare distribution	$1,368,108	22.0%	$1,268,030	22.0%	$100,078	7.9%
Technology	63,661	39.0	51,123	38.8	12,538	24.5
Total	$1,431,769	22.4	$1,319,153	22.4	$112,616	8.5

(1)   Adjusted to reflect the effects of discontinued operations.

Selling, general and administrative expenses increased by $112.6 million, or 8.5%, for the year ended December 27, 2008 compared to the prior year period.  As a percentage of net sales, selling, general and administrative expenses remained constant at 22.4% compared with the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $87.1 million, or 9.8%, for the year ended December 27, 2008 from the prior year period.  This increase was primarily due to payroll, as well as other expenses related to recent acquisitions.  As a percentage of net sales, selling expenses increased to 15.2% from 15.0% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $25.5 million, or 5.9%, for the year ended December 27, 2008 from the prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.2% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2008 and 2007 was as follows (in thousands):

			Increase / (Decrease)
	2008 (1) (2)	2007 (1) (2)	$	%

Interest income	$16,355	$16,531	$(176)	(1.1)%
Interest expense	(34,605)	(29,607)	(4,998)	(16.9)
Other, net	(5,587)	4,646	(10,233)	(220.3)
Other expense, net	$(23,837)	$(8,430)	$(15,407)	(182.8)

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Other expense, net increased $15.4 million to $23.8 million for the year ended December 27, 2008 from the comparable prior year period.  As a component of Other expense, net, Interest income was substantially unchanged from the prior year.  Interest expense increased $5.0 million primarily due to forward points related to foreign currency hedging transactions and the impact of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options,” partially offset by lower interest rates on our floating rate debt.  The change in Other, net resulted from a reserve for losses of $3.7 million for foreign exchange contracts for hedging intercompany loans with Lehman Brothers Special Financing, Inc., whose parent, Lehman Brothers Holdings, Inc., filed for Chapter 11 bankruptcy on September 15, 2008.  An additional $0.8 million was attributable to a reserve for losses in our investment in the Reserve Primary Fund, a money market fund that decreased its net asset value from $1.00 to $0.97 due to investments in Lehman Brothers debt.  The impact of fluctuations in foreign exchange rates also contributed to the increase in Other, net.  The prior period’s Other, net included a gain from the divestiture of certain non-core businesses related to the acquisition of a dental supply company in 2007.

Income Taxes

For the year ended December 27, 2008, our effective tax rate from continuing operations was 33.2% compared to 34.0% for the prior year period.  The difference was impacted by additional tax planning initiatives, settlements of tax audits and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.

Loss from Discontinued Operations

During the years ended December 27, 2008 and December 29, 2007, respectively, we recognized aggregate losses of $7.9 million and $20.7 million, net of tax, related to discontinued operations (see Note 7 in the accompanying annual consolidated financial statements for further discussion).

Net Income

Net income increased $32.2 million, or 14.0%, for the year ended December 27, 2008 compared to the prior year period.  The increase in net income is primarily due to an increase in income from continuing operations.  In 2007, net income included a gain on the sale of discontinued operations of $0.7 million, net of taxes.

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

Net cash provided by operating activities was $396.9 million for the year ended December 26, 2009 compared to $384.8 million for the comparable prior year period.  The net change of $12.1 million results from net income improvements, offset by decreases related to components of our working capital.

Net cash used in investing activities was $97.4 million for the year ended December 26, 2009 compared to $168.0 million for the comparable prior year period.  The net change of $70.6 million was primarily due to a reduction in payments for business acquisitions, proceeds received from a business divestiture and the absence of purchases of available-for-sale securities in the current year, partially offset by a reduction in proceeds from foreign exchange forward contract settlements.

Net cash used in financing activities was $197.7 million for the year ended December 26, 2009 compared to $88.0 million for the comparable prior year period.  The net change of $109.7 million was primarily due to increased payments for long-term debt, including repayment of $130.0 million of our senior notes on June 30, 2009, as well as an increase in acquisitions of noncontrolling interests of subsidiaries, partially offset by the absence of stock repurchases in the current year.

We expect to invest approximately $50 million to $55 million during 2010 in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our core structure.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 26,	December 27,
	2009	2008 (1)

Cash and cash equivalents	$471,154	$369,570
Available-for-sale securities - long-term	18,848	29,028
Working capital	1,127,279	882,401

Debt:
Bank credit lines	$932	$4,936
Current maturities of long-term debt	23,560	156,405
Long-term debt	243,373	256,648
Total debt	$267,865	$417,989

(1) Adjusted to reflect the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

As of December 26, 2009, we have approximately $21.1 million ($18.9 million net of temporary impairments) invested in auction-rate securities (“ARS”).  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $18.7 million ($16.5 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.4 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of December 26, 2009, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

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

Our accounts receivable days sales outstanding from continuing operations decreased to 40.4 days as of December 26, 2009 from 41.4 days as of December 27, 2008.  During the years ended December 26, 2009 and December 27, 2008, we wrote off approximately $6.1 million and $6.5 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from continuing operations decreased to 6.2 for the year ended December 26, 2009 from 6.5 for the year ended December 27, 2008.  Our working capital accounts may be impacted by current and future economic conditions.

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 3.2%), as well as operating and capital lease obligations, capital expenditure obligations and inventory purchase commitments as of December 26, 2009:

	Payments due by period (in thousands)
	< 1 year	1 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$29,402	$15,920	$17,106	$384,000	$446,428
Inventory purchase commitments	162,505	273,282	78,634	145,479	659,900
Operating lease obligations	59,611	77,453	33,259	41,355	211,678
Capital lease obligations, including interest	2,320	2,683	1,115	-	6,118
Total	$253,838	$369,338	$130,114	$570,834	$1,324,124

Inventory purchase commitments include obligations to purchase influenza vaccine from a manufacturer through 2012, which require us to pay an amount per dose based on the prevailing market price or formula price in each respective year.  The amounts included in the above table related to these purchase commitments were determined using current market conditions.  We also have obligations to purchase influenza vaccine from another manufacturer.  Actual amounts may differ.

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

Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock.  We currently have sufficient availability of funds through our $400.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy our debt obligations, including the cash portion of our convertible debt.  We also will pay contingent interest during any six-month-interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels.  We may redeem some or all of the notes on or after August 20, 2010.  The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.  If we are required by the note holders to purchase all or a portion of the notes, we will use our existing credit line to fund such purchase; therefore, we have classified our convertible debt as long-term in our consolidated balance sheet.

Our $20.0 million of remaining senior notes bear interest at a fixed rate of 6.7% per annum and mature on September 27, 2010.  Interest on our senior notes is payable semi-annually.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010.  As of December 26, 2009, there were no borrowings outstanding under this revolving credit facility and there were $10.2 million of letters of credit provided to third parties.

As further discussed in Note 18 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference, effective December 31, 2009 we incurred approximately $320.0 million of debt in connection with the acquisition of a majority interest in Butler Animal Health Supply, LLC.

Under our common stock repurchase programs approved by our Board of Directors, we have $57.7 million available for future common stock share repurchases.  During the year ended December 26, 2009, we did not repurchase any of our common stock.

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  Effective December 28, 2008, we have adopted the provisions of ASC Topic 480-10.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.   As a result of the adoption of the provisions of ASC Topic 480-10, we have recorded the estimated fair value of the redeemable securities ($178.6 million, $233.0 million and $150.0 million at December 26, 2009, December 27, 2008 and December 29, 2007, respectively) and reduced Additional paid-in capital and Noncontrolling interests within the Stockholders’ equity section of our consolidated balance sheets.  The components of the change in the fair value of the Redeemable noncontrolling interests for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 are presented in the following table:

	December 26, 2009	December 27, 2008	December 29, 2007
Balance, beginning of year	$233,035	$150,028	$111,902
Acquisitions of additional ownership from
noncontrolling interests	(69,157)	-	-
Initial noncontrolling interests and adjustments related to
business acquisitions	(3,270)	14,994	270
Net income attributable to noncontrolling interests	21,975	21,929	17,350
Dividends paid	(5,973)	(2,994)	(1,362)
Effect of foreign currency translation attributable to
noncontrolling interests	2,541	(2,060)	854
Change in fair value of redeemable securities	(581)	51,138	21,014
Balance, end of year	$178,570	$233,035	$150,028

Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For 2009 and future acquisitions, as required by ASC Topic 805, “Business Combinations,” we will accrue liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

As more fully disclosed in Note 10 of “Notes to Consolidated Financial Statements,” we adopted ASC Topic 740, “Income Taxes,” effective December 31, 2006.  We cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $20.9 million as of December 26, 2009.

We finance our business to provide adequate funding for at least 12 months.  Funding requirements are based on forecasted profitability and working capital needs, which, on occasion, may change.  Consequently, we may change our funding structure to reflect any new requirements.

We believe that our cash and cash equivalents, our ability to access private debt markets and public equity markets, and our available funds under existing credit facilities provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.  We have no off-balance sheet arrangements.

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

Revenue derived from the sale of equipment is recognized when products are delivered to customers.  Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians.  Some equipment sales require minimal installation, which is typically completed at the time of delivery.

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

Inventories and Reserves

Inventories consist primarily of finished goods and are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method for merchandise or actual cost for large equipment and high tech equipment.  In accordance with our policy for inventory valuation, we consider many factors including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to at least an annual impairment analysis.  Such impairment analyses for goodwill require the comparison of the fair value to the carrying value of reporting units.  Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows.  Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

We regard our reporting units to be our operating segments (dental, medical (including animal health), international and technology).  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  Our impairment analysis for indefinite-lived intangibles consists of a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the end of our third quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  There were no events or circumstances from the date of that assessment through December 26, 2009 that impacted our analysis.  Some factors we consider important, which could trigger an interim impairment review, include:

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

Supplier Rebates

Supplier rebates are included as a reduction of cost of sales and are recognized over the period they are earned.  The factors we consider in estimating supplier rebate accruals include forecasted inventory purchases and sales, in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.  Although we believe our judgments, estimates and/or assumptions related to supplier rebates are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.

Long-Lived Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.  Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and intellectual property.   For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  We measure the impairment loss based on the difference between the carrying amount and the estimated fair value.  When an impairment exists, the related assets are written down to fair value.  Although we believe our judgments, estimates and/or assumptions used in estimating cash flows and determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

Stock-Based Compensation

We measure stock-based compensation at the grant date, based on the estimated fair value of the award.  Prior to March 2009, awards principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).  In March 2009, equity-based awards were granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.

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

With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price.  With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our earnings per share performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors.  Though there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock, based on our closing stock price at time of grant.  Adjustments to the performance-based restricted stock targets are provided for significant events such as acquisitions, divestitures, new business ventures and share repurchases.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined.

Although we believe our judgments, estimates and/or assumptions related to stock-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification was effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued guidance within Topic 855-10 relating to subsequent events.  This guidance establishes principles and requirements for subsequent events.  This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements.  Public entities are required to evaluate subsequent events through the date that financial statements are issued.  This guidance also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.  This guidance requires disclosure of the date through which subsequent events have been evaluated.  We have evaluated subsequent events through the date of issuance of this report.

In April 2009, the FASB issued guidance within ASC Topic 825-10 concerning interim disclosures about fair value instruments.  This guidance requires that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made.  The provisions of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued, within ASC 820, additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased.  The provisions of this additional guidance are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this additional guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB amended previous guidance and issued additional guidance within ASC 320 relating to the disclosure requirements for other-than-temporary impairments for debt and equity securities.  This guidance addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued guidance within ASC Topic 805, “Business Combinations.”  ASC Topic 805 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective December 28, 2008, we have adopted the provisions of ASC Topic 480-10.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase (for a price equal to fair value based on third-party valuations) all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of put options contained in contractual agreements.   As a result of the adoption of the provisions of ASC Topic 480-10, we have recorded the maximum redemption amount which approximates fair value of the noncontrolling interests subject to put options as redeemable noncontrolling interests ($178.6 million, $233.0 million and $150.0 million at December 26, 2009, December 27, 2008 and December 29, 2007, respectively) and reduced Additional paid-in capital and Noncontrolling interests within the Stockholders’ equity section of our consolidated balance sheets.  The change in fair value of the noncontrolling interests subject to put options at December 26, 2009 compared to December 27, 2008 was primarily due to purchases of additional interests in consolidated subsidiaries and income attributable to noncontrolling interests.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital.  These adjustments will not impact the calculation of earnings per share.

In June 2008, the FASB issued guidance within ASC Topic 815-40, “Contracts in Entity’s Own Equity.”  This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instrument’s settlement provisions.  ASC Topic 815-40 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  This guidance is effective for fiscal years beginning after December 15, 2008.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued guidance within ASC Topic 470-20, “Debt with Conversion and Other Options.”  This guidance requires us to allocate the liability and equity components of our convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt.  ASC Topic 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is applied retrospectively to all periods presented.  Upon the retrospective implementation of this guidance, we recorded a debt discount of approximately $32.6 million as of August 9, 2004, which is being amortized over a period of six years from the date our convertible debt was issued until August 9, 2010, the first date that the debt can be called.  We also recorded a related deferred tax liability of $12.1 million representing the tax impact of recording the debt discount.

In March 2008, the FASB issued guidance within ASC Topic 815, “Derivatives and Hedging.”  ASC Topic 815 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format.  ASC Topic 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued guidance within ASC Topic 820, “Fair Value Measurements and Disclosures.”  This guidance within ASC Topic 820 delayed the effective date of certain provisions of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued further guidance under ASC Topic 820 specifically related to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820.  This guidance clarifies the application of ASC Topic 820 in determining the fair values of assets or liabilities in a market that is not active. ASC Topic 820 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In January 2008, the FASB issued guidance within ASC Topic 260, “Earnings Per Share.”  ASC Topic 260 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share.  ASC Topic 260 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC Topic 260 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance within ASC Topic 805-20, “Identifiable Assets and Liabilities, And Any Noncontrolling Interest,” and ASC Topic 810-10-65, relating to consolidations.  ASC Topic 805-20 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This guidance also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies.  ASC Topic 805-20 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

ASC Topic 810-10-65 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income includes the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent. The presentation provisions of ASC Topic 810-10-65 are applied retrospectively, and ASC Topic 810-10-65 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of ASC Topic 805-20 did not have a material impact on our consolidated financial statements.  The cumulative impact of the adoption of ASC Topic 810-10-65 and ASC Topic 480-10 (discussed above) on our consolidated financial statements was to decrease Additional paid-in capital by $93.4 million and increase Noncontrolling interests by $3.2 million as of December 30, 2006.

New Accounting Pronouncements Not Yet Adopted

During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements.  This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques.  The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We are currently evaluating the potential impact that these provisions within ASU 2010-06 will have on our consolidated financial statements.

During October 2009, the FASB issued ASU 2009-13 which amended guidance contained within ASC Topic 605-25 related to revenue recognition for multiple-element arrangements.   The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable.  These amendments also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  The guidance in this update will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the potential impact that these provisions within ASU 2009-13 will have on our consolidated financial statements.

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

Interest Rate Swap Agreements

We have remaining fixed rate senior notes of $20.0 million at 6.7%.  During 2003, we entered into interest rate swap agreements to exchange these fixed interest rates for variable interest rates.  The variable rates are comprised of LIBOR plus spreads and reset on the interest due dates for the senior notes.  As a result of these interest rate swap agreements, as well as our existing variable rate credit lines and loan agreements, we are exposed to risk from changes in interest rates.  A hypothetical 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.2 million.

As of December 26, 2009, the fair value of our interest rate swap agreements recorded in other current and non-current assets in our consolidated balance sheet was $0.5 million, which represented the amount that would be received upon unwinding the interest rate swap agreements based on market conditions at that time.  Changes in the fair value of these interest rate swap agreements are reflected as an adjustment to current and non-current assets or liabilities with an offsetting adjustment to the carrying value of the $20.0 million notes as such hedges are deemed fully effective.

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results.  Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward and swap contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings.  We purchase short-term (i.e., 12 months or less) foreign currency forward and swap contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.

As of December 26, 2009, the fair value of our foreign currency exchange agreements, which expire through August 3, 2010, recorded in other current liabilities was $1.9 million, as determined by quoted market prices.  A hypothetical 5% change in the value of the U.S. dollar would change the fair value of our foreign currency exchange agreements by $2.7 million.  For the year ended December 26, 2009, we had realized net gains of $1.2 million and unrealized losses of $2.5 million relating to such agreements.

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

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
HENRY SCHEIN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 26, 2009 and December 27, 2008 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 26, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 26, 2009 and December 27, 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2009, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.'s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ BDO SEIDMAN, LLP

New York, New York
February 23, 2010

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 26,	December 27,
	2009	2008
		(Adjusted - Notes 1 & 9)
ASSETS
Current assets:
Cash and cash equivalents	$471,154	$369,570
Accounts receivable, net of reserves of $51,724 and $42,855	725,397	734,027
Inventories, net	775,199	731,654
Deferred income taxes	48,001	36,974
Prepaid expenses and other	183,782	193,841
Total current assets	2,203,533	2,066,066
Property and equipment, net	259,576	247,835
Goodwill	986,395	922,952
Other intangibles, net	204,445	214,093
Investments and other	182,036	148,264
Total assets	$3,835,985	$3,599,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$521,079	$554,773
Bank credit lines	932	4,936
Current maturities of long-term debt	23,560	156,405
Accrued expenses:
Payroll and related	155,298	135,523
Taxes	86,034	69,792
Other	289,351	262,236
Total current liabilities	1,076,254	1,183,665
Long-term debt	243,373	256,648
Deferred income taxes	100,976	95,399
Other liabilities	75,304	58,109
Total liabilities	1,495,907	1,593,821

Redeemable noncontrolling interests	178,570	233,035
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
90,630,889 outstanding on December 26, 2009 and
89,351,849 outstanding on December 27, 2008	906	894
Additional paid-in capital	603,772	560,023
Retained earnings	1,492,607	1,181,454
Accumulated other comprehensive income	64,194	29,721
Total Henry Schein, Inc. stockholders' equity	2,161,479	1,772,092
Noncontrolling interest	29	262
Total stockholders' equity	2,161,508	1,772,354
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$3,835,985	$3,599,210

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended
	December 26, 2009	December 27, 2008	December 29, 2007
		(Adjusted - Notes 1, 7 & 9)	(Adjusted - Notes 1, 7 & 9)

Net sales	$6,538,336	$6,380,413	$5,889,884
Cost of sales	4,621,516	4,506,118	4,183,792
Gross profit	1,916,820	1,874,295	1,706,092
Operating expenses:
Selling, general and administrative	1,449,715	1,431,769	1,319,153
Restructuring costs	3,020	23,240	-
Operating income	464,085	419,286	386,939
Other income (expense):
Interest income	9,979	16,355	16,531
Interest expense	(23,370)	(34,605)	(29,607)
Other, net	2,026	(5,587)	4,646
Income from continuing operations before taxes,
equity in earnings (losses) of affiliates and
noncontrolling interests	452,720	395,449	378,509
Income taxes	(127,521)	(131,210)	(128,556)
Equity in earnings (losses) of affiliates	5,243	5,037	(73)
Income from continuing operations	330,442	269,276	249,880
Income (loss) from discontinued operations, net of tax	2,715	(7,902)	(20,704)
Net income	333,157	261,374	229,176
Less: Net income attributable to noncontrolling interests	(22,004)	(21,917)	(17,442)
Net income attributable to Henry Schein, Inc.	$311,153	$239,457	$211,734

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$308,551	$247,347	$232,529
Income (loss) from discontinued operations, net of tax	2,602	(7,890)	(20,795)
Net income	$311,153	$239,457	$211,734

Earnings (loss) per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$3.47	$2.78	$2.63
Diluted	$3.41	$2.71	$2.55

From discontinued operations:
Basic	$0.03	$(0.09)	$(0.24)
Diluted	$0.03	$(0.08)	$(0.23)

From net income:
Basic	$3.50	$2.69	$2.39
Diluted	$3.44	$2.63	$2.32

Weighted-average common shares outstanding:
Basic	88,872	89,080	88,559
Diluted	90,556	91,221	91,163

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance, December 30, 2006 - as previously reported	88,499,321	$885	$614,551	$808,164	$47,363	$-	$1,470,963
Cumulative impact of adopting ASC Topic 470-20	-	-	19,741	(7,192)	-	-	12,549
Cumulative impact of adopting ASC Topic 810-10-65
and ASC Topic 480-10	-	-	(93,365)	-	-	3,209	(90,156)
Balance, December 30, 2006 - as adjusted	88,499,321	$885	$540,927	$800,972	$47,363	$3,209	$1,393,356

Net income (excluding $17,350 attributable to Redeemable
noncontrolling interests)	-	-	-	211,734	-	92	211,826
Foreign currency translation gain (excluding $854 attributable to
Redeemable noncontrolling interests)	-	-	-	-	48,039	-	48,039
Unrealized gain from foreign currency hedging activities,
net of tax of $603	-	-	-	-	1,071	-	1,071
Pension adjustment gain, net of tax of $2,493	-	-	-	-	3,795	-	3,795
Total comprehensive income							264,731

Dividends paid	-	-	-	-	-	(100)	(100)
Purchase of noncontrolling interests	-	-	-	-	-	(2,927)	(2,927)
Change in fair value of redeemable securities	-	-	(21,014)	-	-	-	(21,014)
Stock issued to 401(k) plan	70,525	1	4,103	-	-	-	4,104
Cumulative adjustment for ASC Topic 740	-	-	-	(280)	-	-	(280)
Repurchase and retirement of common stock	(639,100)	(6)	(12,681)	(18,002)	-	-	(30,689)
Stock issued upon exercise of stock options,
including tax benefit of $9,977	1,487,238	14	45,422	-	-	-	45,436
Stock-based compensation expense	185,676	2	22,368	-	-	-	22,370

Balance, December 29, 2007	89,603,660	896	579,125	994,424	100,268	274	1,674,987

Net income (loss) (excluding $21,929 attributable to Redeemable
noncontrolling interests)	-	-	-	239,457	-	(12)	239,445
Foreign currency translation loss (excluding $2,060 attributable to
Redeemable noncontrolling interests)	-	-	-	-	(69,420)	-	(69,420)
Unrealized gain from foreign currency hedging activities,
net of tax of $530	-	-	-	-	86	-	86
Unrealized investment loss, net of tax of $821	-	-	-	-	(1,201)	-	(1,201)
Pension adjustment loss, net of tax of $438	-	-	-	-	(12)	-	(12)
Total comprehensive income							168,898

Change in fair value of redeemable securities	-	-	(51,138)	-	-	-	(51,138)
Stock issued to 401(k) plan	79,723	1	4,661	-	-	-	4,662
Repurchase and retirement of common stock	(1,621,710)	(16)	(30,345)	(52,427)	-	-	(82,788)
Stock issued upon exercise of stock options,
including tax benefit of $6,977	991,259	10	32,616	-	-	-	32,626
Stock-based compensation expense	298,917	3	25,104	-	-	-	25,107

Balance, December 27, 2008	89,351,849	894	560,023	1,181,454	29,721	262	1,772,354

Net income (excluding $21,975 attributable to Redeemable
noncontrolling interests)	-	-	-	311,153	-	29	311,182
Foreign currency translation gain (excluding $2,541 attributable to
Redeemable noncontrolling interests)	-	-	-	-	25,406	-	25,406
Unrealized gain from foreign currency hedging activities,
net of tax of $8,184	-	-	-	-	13,317	-	13,317
Unrealized investment loss, net of tax of $105	-	-	-	-	(120)	-	(120)
Pension adjustment loss, net of tax of $1,092	-	-	-	-	(4,130)	-	(4,130)
Total comprehensive income							345,655

Purchase of noncontrolling interest	-	-	-	-	-	(262)	(262)
Change in fair value of redeemable securities	-	-	581	-	-	-	581
Stock issued to 401(k) plan	100,778	1	5,300	-	-	-	5,301
Stock issued upon exercise of stock options,
including tax benefit of $2,642	445,916	4	14,508	-	-	-	14,512
Stock-based compensation expense	802,068	8	25,916	-	-	-	25,924
Shares withheld for payroll taxes	(69,722)	(1)	(2,149)	-	-	-	(2,150)
Liability for cash settlement stock option awards	-	-	(407)	-	-	-	(407)

Balance, December 26, 2009	90,630,889	$906	$603,772	$1,492,607	$64,194	$29	$2,161,508

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	December 26, 2009	December 27, 2008	December 29, 2007
		(Adjusted Notes 1, 7 & 9)	(Adjusted Notes 1, 7 & 9)

Cash flows from operating activities:
Net income	$333,157	$261,374	$229,176
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of discontinued operation, net of tax	(2,382)	-	(673)
Impairment from write-down of long-lived assets of
discontinued operation	-	8,484	32,667
Depreciation and amortization	81,493	78,127	73,936
Amortization of bond discount	5,990	5,649	5,355
Stock-based compensation expense	25,924	25,429	22,553
Provision for losses on trade and other accounts receivable	4,747	6,255	1,384
Benefit from deferred income taxes	(26,214)	(5,958)	(9,233)
Stock issued to 401(k) plan	5,301	4,662	4,104
Undistributed (earnings) losses of affiliates	(5,243)	(5,037)	73
Other	2,373	150	(6,512)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	20,445	(26,834)	(21,964)
Inventories	(19,242)	(68,360)	(15,946)
Other current assets	375	11,261	(58,148)
Accounts payable and accrued expenses	(29,834)	89,580	13,572
Net cash provided by operating activities	396,890	384,782	270,344

Cash flows from investing activities:
Purchases of fixed assets	(51,627)	(50,870)	(56,821)
Payments for equity investment and business
acquisitions, net of cash acquired	(56,648)	(128,470)	(199,294)
Cash received from business divestiture	12,716	-	15,827
Purchases of available-for-sale securities	-	(35,925)	(115,066)
Proceeds from sales of available-for-sale securities	9,955	5,722	163,065
Net proceeds from (payments for) foreign exchange
forward contract settlements	275	41,336	(32,241)
Other	(12,119)	197	(10,762)
Net cash used in investing activities	(97,448)	(168,010)	(235,292)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(4,481)	(7,197)	1,212
Proceeds from issuance of long-term debt	-	-	483
Principal payments for long-term debt	(154,329)	(33,721)	(47,903)
Proceeds from issuance of stock upon exercise of stock options	11,870	25,649	35,459
Acquisitions of noncontrolling interests in subsidiaries	(52,453)	-	(6,888)
Payments for repurchases of common stock	-	(82,788)	(30,689)
Excess tax benefits related to stock-based compensation	4,680	11,041	12,668
Other	(2,962)	(954)	(2,350)
Net cash used in financing activities	(197,675)	(87,970)	(38,008)

Net change in cash and cash equivalents	101,767	128,802	(2,956)
Effect of exchange rate changes on cash and cash equivalents	(183)	(6,822)	1,899
Cash and cash equivalents, beginning of year	369,570	247,590	248,647
Cash and cash equivalents, end of year	$471,154	$369,570	$247,590

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies

Nature of Operations

We distribute healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets, with operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and the United Arab Emirates.

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December.  The years ended December 26, 2009, December 27, 2008 and December 29, 2007 consisted of 52 weeks.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Outstanding checks in excess of funds on deposit of $48.3 million and $55.1 million, primarily related to payments for inventory, were classified as accounts payable as of December 26, 2009 and December 27, 2008.

Available-for-sale Securities

As of December 26, 2009, we have approximately $21.1 million invested in auction-rate securities (“ARS”).  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $18.7 million of our ARS are backed by student loans that are backed by the federal government and the remaining $2.4 million are invested in closed-end municipal bond funds.

We determine cost of investments in available-for-sale securities on a specific identification basis.  As of December 26, 2009 and December 27, 2008, unrealized losses, which are recorded in Accumulated other comprehensive income within the equity section of our consolidated balance sheets, on our available-for-sale securities totaled $2.2 million and $2.0 million, respectively.  Gross realized gains and losses were immaterial in all periods presented.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

Inventories and Reserves

Inventories consist primarily of finished goods and are valued at the lower of cost or market.  Cost is determined by the first-in, first-out method for merchandise or actual cost for large equipment and high tech equipment.  In accordance with our policy for inventory valuation, we consider many factors including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends.  From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect the value of inventory.

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs from continuing operations were $46.6 million, $49.6 million and $48.8 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses from continuing operations were $12.4 million, $18.4 million and $19.0 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 26, 2009 and December 27, 2008, we had $3.4 million and $3.5 million of deferred direct marketing expenses included in other current assets.

Supplier Rebates

Supplier rebates are included as a reduction of cost of sales and are recognized over the period they are earned.  The factors we consider in estimating supplier rebate accruals include forecasted inventory purchases and sales, in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

Capitalized software costs consist of costs to purchase and develop software.  Costs incurred during the application development stage for software bought and further customized by outside suppliers for our use and software developed by a supplier for our proprietary use are capitalized.  Costs incurred for our own personnel who are directly associated with software development are capitalized.

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

Risk Management and Derivative Financial Instruments

We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates.  Our objective is to manage the impact that interest rate and foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows.  Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract.  We do not enter into derivative instruments for speculative purposes.  Our derivative instruments primarily include interest rate swap agreements related to our long-term fixed rate debt and foreign currency forward and swap agreements related to certain intercompany loans and certain forecasted inventory purchase commitments with foreign suppliers.

Our interest rate swap agreements are designated as fair value hedges.  The terms of our interest rate swap agreements are identical to the senior notes and consequently qualify for an assumption of no ineffectiveness under the provisions of ASC Topic 815, “Derivatives and Hedging.”  Both the interest rate swap agreements and the underlying senior notes are marked-to-market through earnings at the end of each period; however, since our interest rate swap agreements are deemed fully effective, these mark-to-market adjustments have no net impact on earnings.

Our foreign currency forward and swap agreements related to forecasted inventory purchase commitments are designated as cash flow hedges.  Our foreign currency forward and swap agreements related to foreign currency balance sheet exposure provide economic hedges but are not designated as hedges for accounting purposes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

For agreements not designated as hedges, changes in the value of the derivative, along with the transaction gain or loss on the hedged item, are recorded in earnings.  For cash flow hedges, the effective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item, is recorded as a component of Accumulated other comprehensive income in stockholders’ equity and subsequently reclassified into earnings in the period(s) during which the hedged transaction affects earnings.

We classify the cash flows related to our hedging activities in the same category on our consolidated statements of cash flows as the cash flows related to the hedged item.

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  Certain acquisitions provide for contingent consideration, primarily cash, to be paid in the event certain financial performance targets are satisfied over future periods.  We have not accrued any liabilities that may arise from these transactions because the outcome of the contingencies is not determinable beyond a reasonable doubt.  For 2009 and future acquisitions, as required by the provisions contained within ASC Topic 805, “Business Combinations,” we will accrue a liability for additional contingent purchase price based on the estimated fair value at the time of the acquisition.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to at least an annual impairment analysis.  Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units.  Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings, unless supportable information is available for using a present value technique, such as estimates of future cash flows.  We regard our reporting units to be our operating segments (dental, medical (including animal health), international and technology).  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  Our impairment analysis for indefinite-lived intangibles consists of a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the end of our third quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  There were no events or circumstances from the date of that assessment through December 26, 2009 that impacted our analysis.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

Long-Lived Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.  Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and intellectual property.   For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows.  We measure the impairment loss based on the difference between the carrying amount and the estimated fair value.  When an impairment exists, the related assets are written down to fair value.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs from continuing operations were $54.6 million, $56.4 million and $48.8 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 26,	December 27,	December 29,
	2009	2008	2007
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$1,893	$(648)	$1,412

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$54,729	$29,323	$98,743
Unrealized gain from foreign currency hedging activities	14,537	1,220	1,134
Unrealized investment loss	(1,321)	(1,201)	-
Pension adjustment gain (loss)	(3,751)	379	391
Accumulated other comprehensive income	$64,194	$29,721	$100,268

Total Accumulated other comprehensive income	$66,087	$29,073	$101,680

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests, net of applicable taxes for the years ended:

	December 26,	December 27,	December 29,
	2009	2008	2007

Foreign currency translation adjustment	$2,541	$(2,060)	$854

        The following table summarizes our total comprehensive income, net of applicable taxes for the years ended:

	December 26,	December 27,	December 29,
	2009	2008 (1) (2)	2007 (1) (2)

Comprehensive income attributable to
Henry Schein, Inc.	$345,626	$168,910	$264,639
Comprehensive income (loss) attributable to
noncontrolling interests	29	(12)	92
Comprehensive income attributable to redeemable
noncontrolling interests	24,516	19,869	18,204
Comprehensive income	$370,171	$188,767	$282,935

(1)  Adjusted to reflect the effects of discontinued operations.

(2) Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

Accounting Pronouncements Adopted

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASU”) which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

The Codification is not intended to change GAAP, but it will change the way GAAP is organized and presented.  The Codification was effective for our third quarter 2009 financial statements and the principal impact on our financial statements is limited to disclosures as all future references to authoritative accounting literature will be referenced in accordance with the Codification.

In May 2009, the FASB issued guidance within Topic 855-10 relating to subsequent events.  This guidance establishes principles and requirements for subsequent events.  This guidance defines the period after the balance sheet date during which events or transactions that may occur would be required to be disclosed in a company’s financial statements.  Public entities are required to evaluate subsequent events through the date that financial statements are issued.  This guidance also provides guidelines in evaluating whether or not events or transactions occurring after the balance sheet date should be recognized in the financial statements.  This guidance requires disclosure of the date through which subsequent events have been evaluated.

In April 2009, the FASB issued guidance within ASC Topic 825-10 concerning interim disclosures about fair value instruments.  This guidance requires that disclosures about the fair value of a company’s financial instruments be made whenever summarized financial information for interim reporting periods is made.  The provisions of this guidance are effective for interim reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued, within ASC 820, additional guidance for estimating fair value in accordance with ASC 820 when the volume and level of activity for the asset or liability have significantly decreased.  The provisions of this additional guidance are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this additional guidance did not have a material impact on our consolidated financial statements.

In April 2009, the FASB amended previous guidance and issued additional guidance within ASC 320 relating to the disclosure requirements for other-than-temporary impairments for debt and equity securities.  This guidance addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The provisions of this guidance are effective for interim and annual reporting periods ending after June 15, 2009.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

In April 2009, the FASB issued guidance within ASC Topic 805, “Business Combinations.”  ASC Topic 805 amends the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This guidance is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

Effective December 28, 2008, we have adopted the provisions of ASC Topic 480-10.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase (for a price equal to fair value based on third-party valuations) all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of put options contained in contractual agreements.  As a result of the adoption of the provisions of ASC Topic 480-10, we have recorded the maximum redemption amount, which approximates fair value of the noncontrolling interests subject to put options as redeemable noncontrolling interests ($178.6 million, $233.0 million and $150.0 million at December 26, 2009, December 27, 2008 and December 29, 2007, respectively) and reduced Additional paid-in capital and Noncontrolling interests within the Stockholders’ equity section of our consolidated balance sheets.  The components of the change in fair value of put options at December 26, 2009, December 27, 2008 and December 29, 2007 are presented in the following table:

	December 26, 2009	December 27, 2008	December 29, 2007
Balance, beginning of year	$233,035	$150,028	$111,902
Acquisitions of additional ownership from
noncontrolling interests	(69,157)	-	-
Initial noncontrolling interests and adjustments related to
business acquisitions	(3,270)	14,994	270
Net income attributable to noncontrolling interests	21,975	21,929	17,350
Dividends paid	(5,973)	(2,994)	(1,362)
Effect of foreign currency translation attributable to
noncontrolling interests	2,541	(2,060)	854
Change in fair value of redeemable securities	(581)	51,138	21,014
Balance, end of year	$178,570	$233,035	$150,028

Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital.  Future changes to the estimated redemption amounts are subject to a “floor” amount that is equal to the fair value of the redeemable put option at the time it was originally issued.  The recorded value of the redeemable put option cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.

In June 2008, the FASB issued guidance within ASC Topic 815-40, “Contracts in Entity’s Own Equity.”  This guidance provides that an entity should use a two step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and the instruments settlement provisions.  ASC Topic 815-40 clarifies the impact of foreign currency denominated strike prices and market-based employee stock option valuation instruments on the evaluation.  This guidance is effective for fiscal years beginning after

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

December 15, 2008.  The implementation of this guidance did not have a material impact on our consolidated financial statements.

In May 2008, the FASB issued guidance within ASC Topic 470-20, “Debt with Conversion and Other Options.”  This guidance requires us to allocate the liability and equity components of our convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt.  ASC Topic 470-20 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and is applied retrospectively to all periods presented.  Upon the retrospective implementation of this guidance, we recorded a debt discount of approximately $32.6 million as of August 9, 2004, which is being amortized over a period of six years from the date our convertible debt was issued until August 9, 2010, the first date that the debt can be called.  We also recorded a related deferred tax liability of $12.1 million representing the tax impact of recording the debt discount.

In March 2008, the FASB issued guidance within ASC Topic 815, “Derivatives and Hedging.”  ASC Topic 815 requires disclosures of the fair values of derivative instruments and their gains and losses in a tabular format.  ASC Topic 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

In February 2008, the FASB issued guidance within ASC Topic 820, “Fair Value Measurements and Disclosures.”  This guidance within ASC Topic 820 delayed the effective date of certain provisions of ASC Topic 820 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  In October 2008, the FASB issued further guidance under ASC Topic 820 specifically related to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with ASC Topic 820.  This guidance clarifies the application of ASC Topic 820 in determining the fair values of assets or liabilities in a market that is not active. ASC Topic 820 was effective upon issuance, including prior periods for which financial statements have not been issued. The adoption of this guidance did not have an impact on our consolidated financial statements.

In January 2008, the FASB issued guidance within ASC Topic 260, “Earnings Per Share.”  ASC Topic 260 requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the two-class method of computing earnings per share.  ASC Topic 260 is effective for fiscal years beginning after December 15, 2008.  The adoption of ASC Topic 260 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued guidance within ASC Topic 805-20, “Identifiable Assets and Liabilities, And Any Noncontrolling Interest,” and ASC Topic 810-10-65, relating to consolidations.  ASC Topic 805-20 requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. This guidance also requires the fair value measurement of certain other assets and liabilities related to the acquisition such as contingencies.  ASC Topic 805-20 applies prospectively to business combinations and is effective for fiscal years beginning on or after December 15, 2008.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 1 – Significant Accounting Policies – (Continued)

ASC Topic 810-10-65 requires that a noncontrolling interest in a subsidiary be reported as equity in the consolidated financial statements. Consolidated net income includes the net income for both the parent and the noncontrolling interest with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent. The presentation provisions of ASC Topic 810-10-65 are applied retrospectively, and ASC Topic 810-10-65 is effective for fiscal years beginning on or after December 15, 2008.  The adoption of ASC Topic 805-20 did not have a material impact on our consolidated financial statements.  The cumulative impact of the adoption of ASC Topic 810-10-65 and ASC Topic 480-10 (discussed above) on our consolidated financial statements was to decrease Additional paid-in capital by $93.4 million and increase Noncontrolling interests by $3.2 million as of December 30, 2006.

New Accounting Pronouncements Not Yet Adopted

During January 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements.  This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques.  The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  We are currently evaluating the potential impact that these provisions within ASU 2010-06 will have on our consolidated financial statements.

During October 2009, the FASB issued ASU 2009-13 which amended guidance contained within ASC Topic 605-25 related to revenue recognition for multiple-element arrangements.   The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable.  These amendments also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  The guidance in this update will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  We are currently evaluating the potential impact that these provisions within ASU 2009-13 will have on our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

For the year ended December 26, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

For the years ended December 27, 2008 and December 29, 2007, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt.  During the period, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Years ended
	December 26, 2009	December 27, 2008	December 29, 2007
Basic	88,872,032	89,080,457	88,558,553
Effect of dilutive securities:
Stock options, restricted stock and restricted units	1,684,306	1,514,623	1,740,798
Effect of assumed conversion of convertible debt	-	625,906	864,131
Diluted	90,556,338	91,220,986	91,163,482

Weighted-average options to purchase 2,737,820 and 910,359 shares of common stock at prices ranging from $47.31 to $62.05 and $53.43 to $62.05 per share that were outstanding during the years ended December 26, 2009 and December 27, 2008 were excluded from each respective year’s computation of diluted earnings per share.  In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.  During the year ended December 29, 2007, the average market price of our common stock exceeded the exercise price of our options outstanding, resulting in no options being anti-dilutive during 2007.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 3 – Property and Equipment, Net

Property and equipment consisted of the following:

	December 26, 2009	December 27, 2008
Land	$12,644	$12,380
Buildings and permanent improvements	97,983	80,026
Leasehold improvements	60,392	56,596
Machinery and warehouse equipment	73,003	69,106
Furniture, fixtures and other	73,069	62,894
Computer equipment and software	239,543	217,276
	556,634	498,278
Less accumulated depreciation and amortization	(297,058)	(250,443)
Property and equipment, net	$259,576	$247,835

The net carrying value of equipment held under capital leases amounted to approximately $5.5 million and $7.1 million as of December 26, 2009 and December 27, 2008.  Property and equipment related depreciation expense, from continuing operations, for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was $46.4 million, $45.1 million and $46.1 million.

Note 4 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 26, 2009 and December 27, 2008 were as follows:

	Healthcare Distribution	Technology	Total
Balance as of December 29, 2007	$836,796	$80,398	$917,194
Adjustments to goodwill:
Acquisitions	67,446	-	67,446
Discontinued operation impairment	(6,706)	-	(6,706)
Foreign currency translation	(40,913)	(14,069)	(54,982)
Balance as of December 27, 2008	856,623	66,329	922,952
Adjustments to goodwill:
Acquisitions	40,817	4,383	45,200
Discontinued operation impairment	(444)	-	(444)
Foreign currency translation	15,674	3,013	18,687
Balance as of December 26, 2009	$912,670	$73,725	$986,395

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 4 – Goodwill and Other Intangibles, Net – (Continued)

Other intangible assets consisted of the following:

	December 26, 2009			December 27, 2008
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$27,800	$(6,460)	$21,340	$23,874	$(4,489)	$19,385
Trademarks and trade names	45,612	(11,026)	34,586	43,939	(6,479)	37,460
Customer relationships and lists	192,004	(69,235)	122,769	183,051	(49,293)	133,758
Other	36,728	(10,978)	25,750	32,431	(8,941)	23,490
Total	$302,144	$(97,699)	$204,445	$283,295	$(69,202)	$214,093

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately six years as of December 26, 2009.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Certain trademarks and trade names, totaling $26.7 million and $26.2 million as of December 26, 2009 and December 27, 2008, are deemed indefinite-lived intangible assets and are not amortized.  The remainder are deemed definite-lived and are amortized on a straight-line basis over a weighted-average period of approximately six years as of December 26, 2009.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10 years as of December 26, 2009.

Amortization expense, attributable to continuing operations, related to definite-lived intangible assets for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was $30.6 million, $27.9 million and $23.0 million.  The annual amortization expense expected for the years 2010 through 2014 is $27.8 million, $26.1 million, $23.9 million, $20.0 million and $14.8 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 5 – Investments and Other

Investments and other consisted of the following:

	December 26,	December 27,
	2009	2008 (1)
Investment in unconsolidated affiliates	$86,117	$60,439
Non-current deferred foreign, state and local income taxes	33,201	15,231
Notes receivable (2)	23,437	18,613
Auction rate securities, net of temporary impairment	18,848	29,028
Distribution rights, net of amortization	5,311	5,898
Security deposits	3,197	4,037
Debt issuance costs, net of amortization	1,931	2,669
Other long-term assets	9,994	12,349
Total	$182,036	$148,264

(1)	Adjusted to reflect the effects of adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

(2)	Long-term notes receivable carry interest rates ranging from 1.49% to 12.0% and are due in varying installments through 2020.

Amortization of other long-term assets, from continuing operations, for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was $4.5 million, $4.5 million and $3.5 million.

Note 6 – Fair Value Measurements

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 6 – Fair Value Measurements – (Continued)

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

Auction-rate securities

As of December 26, 2009, we have approximately $21.1 million ($18.9 million net of temporary impairments) invested in auction-rate securities (“ARS”), which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $18.7 million ($16.5 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.4 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During 2009, we have received approximately $4.8 million and $5.2 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 6 – Fair Value Measurements – (Continued)

As of December 26, 2009, we have classified our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 27, 2008 of $2.0 million related to our closed-end municipal bond funds and our student loan portfolios was increased to $2.2 million during the year ended December 26, 2009.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Money market fund

As of December 26, 2009, we had an investment of approximately $2.0 million ($1.7 million net of reserves) invested in the Reserve Primary Fund.  This money market fund included in its holdings commercial paper of Lehman Brothers.  As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00.  Currently, this fund is in the process of being liquidated.  During 2009, we have received approximately $3.3 million of distributions from the Reserve Primary Fund.  As of December 26, 2009, the value of our holdings in this fund are included within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying value of these financial instruments approximates fair value due to their short maturities or variable interest rates that approximate current market rates.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of December 26, 2009 and December 27, 2008 was estimated at $307.5 million and $426.8 million.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs.  We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates.  Our derivative instruments primarily include interest rate swap agreements related to our long-term fixed rate debt and foreign currency forward and swap agreements related to intercompany loans and certain forecasted inventory purchase commitments with suppliers.

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying currency, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 6 – Fair Value Measurements – (Continued)

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  In accordance with ASC Topic 480-10, future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 26, 2009 and December 27, 2008:

	December 26, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$18,848	$18,848
Money market fund	-	-	1,746	1,746
Derivative contracts	-	6,177	-	6,177
Total assets	$-	$6,177	$20,594	$26,771

Liabilities:
Derivative contracts	$-	$3,829	$-	$3,829
Total liabilities	$-	$3,829	$-	$3,829

Redeemable noncontrolling interests	$-	$-	$178,570	$178,570

	December 27, 2008
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$29,028	$29,028
Money market fund	-	-	4,518	4,518
Derivative contracts	-	12,955	-	12,955
Total assets	$-	$12,955	$33,546	$46,501

Liabilities:
Derivative contracts	$-	$6,580	$-	$6,580
Total liabilities	$-	$6,580	$-	$6,580

Redeemable noncontrolling interests	$-	$-	$233,035	$233,035

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 6 – Fair Value Measurements – (Continued)

As of December 26, 2009, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 27, 2008 of $2.0 million was increased by $0.2 million to $2.2 million during the year ended December 26, 2009.

We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc.  The reserve recorded in 2008 of $0.8 million related to our holdings within the Reserve Primary Fund was reduced by $0.5 million during 2009, based upon collections, and as of December 26, 2009 the reserve is $0.3 million.  The following table presents a reconciliation of our assets and Redeemable noncontrolling interests measured at fair value on a recurring basis using unobservable inputs (Level 3).  The details of the changes in Redeemable noncontrolling interests are shown in Note 1:

Level 3 (Unobservable Inputs)
Closed-End Municipal Bond Funds,
Student Loan Backed Auction-Rate
Securities, Money Market Fund and
Redeemable Noncontrolling Interests
Balance, December 29, 2007	$150,028
Transfers to Level 3	36,318
Change in redeemable noncontrolling interests	83,007
Gains and (losses):
Reported in earnings - Reserve Primary Fund increase	(750)
Reported in accumulated other comprehensive income	(2,022)
Balance, December 27, 2008	266,581
Transfers to Level 3	-
Change in redeemable noncontrolling interests	(54,465)
Redemptions at par	(13,227)
Gains and (losses):
Reported in earnings - Reserve Primary Fund reduction	500
Reported in accumulated other comprehensive income	(225)
Balance, December 26, 2009	$199,164

Note 7 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain acquisitions during the year ended December 26, 2009, which were immaterial to our financial statements individually and in the aggregate.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

On July 2, 2007, we completed the acquisition of the 50% of Becker-Parkin Dental Supply Co. (“Becker-Parkin”), with annual revenues of approximately $69.5 million, which we did not own for a purchase price of approximately $22 million, less Becker-Parkin debt and subject to an earnout and certain other adjustments.  We then integrated the full service and special markets portions of this business into our existing dental operations.  We recorded a pretax gain of approximately $2.4 million relating to the dispositions of certain non-core businesses of Becker-Parkin.  These dispositions included the contribution of certain non-core businesses of Becker-Parkin into an unconsolidated entity.

In addition to the foregoing acquisitions, we completed other acquisitions during the year ended December 29, 2007.  These other acquisitions were immaterial to our financial statements individually and in the aggregate.

See Note 18 – Subsequent Event for a discussion regarding Butler Animal Health Supply, LLC.

Discontinued Operations and Divestitures

On August 5, 2009, we completed the sale of a wholesaler of dental consumables for aggregate consideration of $14.2 million.  Prior results for this business have been presented as discontinued operations in the accompanying consolidated statements of income.  The total pretax income from discontinued operations for the year ended December 26, 2009 is $6.5 million ($2.6 million after taxes) consisting of a $6.0 million ($2.4 million after taxes) gain on the sale and $0.5 million ($0.2 million after taxes) income from operations.  The total pretax income (loss) from discontinued operations for this business for the years ended December 27, 2008 and December 29, 2007 was $(0.1) million (nil after taxes) and $0.5 million ($0.3 million after taxes), respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 7 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions – (Continued)

Net sales generated by our wholesaler of dental consumables were $8.0 million, $14.5 million and $14.5 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.

During November 2008, we reached a decision to exit the wholesale ultrasound business and dispose of such operations during the fourth quarter of 2008.  This business was a component of our healthcare distribution business.

In connection with this decision, we assessed our long-lived assets for impairment, which resulted in the recording of an impairment charge of approximately $11.2 million (approximately $7.3 million after-tax) for the write-down of all long-lived assets, including goodwill of $6.7 million.  The total pretax loss from discontinued operations for this business for the years ended December 27, 2008 and December 29, 2007 was $12.1 million ($7.9 million after taxes) and $2.0 million ($1.2 million after taxes), respectively.

Net sales generated by this business were $12.7 million and $15.8 million for the years ended December 27, 2008 and December 29, 2007, respectively.

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

Net sales generated by our oncology pharmaceutical and specialty pharmacy businesses were $81.1 million for the year ended December 29, 2007.

We have classified the operating results of these businesses as discontinued operations in the accompanying consolidated statements of income for all periods presented.

Loan and Investment Agreement

On December 12, 2008, we converted $10.4 million of loan receivables and related accrued interest into an equity interest of 15.33% in D4D Technologies, LLC (“D4D”).  Due to the conversion, we now account for our equity interest in D4D under the equity method of accounting prospectively from the date of conversion.

In addition, under our previous agreement, if certain product specification and performance milestones occurred, we were required to pay additional amounts (as equity contributions) to D4D and certain of its members equal to $16.0 million.  On August 3, 2009, we entered into an amendment whereby we paid D4D and certain of its members approximately $8.0 million and agreed to make two contingent payments in each of 2010 and 2011 of up to $4.0 million each based on D4D’s financial performance.  The August 3, 2009 payment of approximately $8.0 million is included in Investments and other in our consolidated financial statements and is being amortized over a period of 15 years.  Amounts due under the amended agreement are being accounted for as increases in the carrying value of our investment in D4D when paid or at such earlier time as the payment is determined to be probable.  Any underlying allocations to intangible assets will be determined at that time.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 8 – Plans of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs.  These actions included the elimination of approximately 430 positions from our operations and the closing of several smaller facilities.

For the years ended December 26, 2009 and December 27, 2008, we incurred one-time restructuring costs of approximately $3.0 million (approximately $2.1 million after taxes) and $23.2 million (approximately $16.0 million after taxes), respectively, consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during 2009 and 2008 and the remaining accrued balance of restructuring costs as of December 26, 2009 and December 27, 2008, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 29, 2007	Provision	Payments and Other Adjustments	Balance at December 27, 2008	Provision	Payments and Other Adjustments	Balance at December 26, 2009
Severance costs (1)	$-	$18,643	$4,313	$14,330	$1,532	$13,697	$2,165
Facility closing costs (2)	-	3,846	158	3,688	1,452	3,110	2,030
Other professional and
consulting costs	-	751	232	519	36	453	102
Total	$-	$23,240	$4,703	$18,537	$3,020	$17,260	$4,297

(1)	Represents salaries and related benefits for employees separated from the Company.
(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

The majority of these costs have been paid as of December 26, 2009.

The following table shows, by reportable segment, the restructuring costs incurred during 2009 and 2008 and the remaining accrued balance of restructuring costs as of December 26, 2009 and December 27, 2008:

	Balance at December 29, 2007	Provision	Payments and Other Adjustments	Balance at December 27, 2008	Provision	Payments and Other Adjustments	Balance at December 26, 2009
Healthcare distribution	$-	$22,650	$4,193	$18,457	$3,020	$17,252	$4,225
Technology	-	590	510	80	-	8	72
Total	$-	$23,240	$4,703	$18,537	$3,020	$17,260	$4,297

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 8 – Plans of Restructuring – (Continued)

In addition, during the first quarter of 2010, we expect to complete an additional restructuring in order to further reduce operating expenses.  This restructuring includes headcount reductions, as well as the closing of facilities.  The restructure is primarily concentrated in our European operations and is part of our overall plan to increase international operating margins.  These restructuring costs are expected to be in the $10 million to $12 million range ($7 million to $9 million after taxes) and are expected to be reported in the first quarter of 2010.  However, timing of certain actions may cause some restructuring costs to be reported later.

Note 9 – Debt

 Bank Credit Lines

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of December 26, 2009, there were no borrowings outstanding under this revolving credit facility and there were $10.2 million of letters of credit provided to third parties.

As of December 26, 2009, we had various short-term bank credit lines available, of which approximately $0.9 million was outstanding.  As of December 26, 2009, such credit lines, which are uncollateralized, had a weighted average interest rate of 3.8%.

Long-term debt

Long-term debt consisted of the following:

	December 26, 2009	December 27, 2008 (1)
Senior notes	$20,453	$172,501
Convertible debt (net of discount of $4.0 million and $10.0 million)	235,993	230,002
Notes payable to banks, at a weighted average interest rate of 4.8%	19	623
Various uncollateralized loans payable with interest, in varying
installments through 2014	4,836	2,677
Capital lease obligations (see Note 15)	5,632	7,250
Total	266,933	413,053
Less current maturities	(23,560)	(156,405)
Total long-term debt	$243,373	$256,648

(1) Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

Our $20.0 million of remaining senior notes bear interest at a fixed rate of 6.7% per annum and mature on September 27, 2010.  Interest on our senior notes is payable semi-annually.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 9 – Debt – (Continued)

The agreement governing our senior notes provides, among other things, that we will maintain on a consolidated basis, certain leverage and priority debt ratios and a minimum net worth.  The agreement also contains restrictions relating to transactions with affiliates, annual dividends, mergers and acquisitions and liens.  The agreements limit the distribution of dividends without the prior written consent of the lenders (limited to $25.0 million, plus 80% of cumulative net income, plus net proceeds from the issuance of additional capital stock).  As of December 26, 2009, the amount of retained earnings free of restrictions was $962.6 million.

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

Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock.  We currently have sufficient availability of funds through our $400.0 million revolving credit facility (discussed above) along with cash on hand to fully satisfy our debt obligations, including the cash portion of our convertible debt.  We also will pay contingent interest during any six-month-interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels.  We may redeem some or all of the notes on or after August 20, 2010.  The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.  If we are required by the note holders to purchase all or a portion of the notes, we will use our existing credit line to fund such purchase; therefore, we have classified our convertible debt as long-term in our consolidated balance sheet.

Effective December 28, 2008, we adopted the provisions of ASC Topic 470-20, “Debt with Conversion and Other Options,” as it relates to our convertible debt.  ASC Topic 470-20 requires that we allocate the liability and equity components of the convertible debt and reflect our non-convertible debt borrowing rate for the interest component of the convertible debt.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 9 – Debt – (Continued)

Upon the retrospective implementation of ASC Topic 470-20, we recorded a debt discount of $32.6 million, as of August 9, 2004, representing the difference between the fair value of our $240.0 million 3% convertible debt at the time of issuance and the face amount of the convertible debt.  We also recorded a related deferred tax liability of $12.1 million representing the tax impact of recording the debt discount.  This debt discount is being amortized over a period of six years from the date our convertible debt was issued until August 9, 2010, the first date that the debt can be called.  An offsetting amount was recorded in Additional paid-in capital to reflect the impact of the debt discount, net of the related deferred tax liability.

The principal amounts of the outstanding notes, the unamortized discount and the net carrying value at December 26, 2009 were $240.0 million, $4.0 million and $236.0 million and at December 27, 2008 they were $240.0 million, $10.0 million and $230.0 million.

As of December 28, 2008, retained earnings includes a cumulative adjustment to interest expense of $22.0 million ($14.3 million, net of taxes) representing the unamortized non-cash difference between the amount of our non-convertible debt, which has a stated interest rate of 3%, and the fair value of our debt computed using our non-convertible debt borrowing rate of 5.74% at the time of issuance of our convertible debt.  The cumulative adjustment to interest expense from August 9, 2004 through December 30, 2006 was $11.3 million ($7.2 million, net of taxes).  For the years ended December 27, 2008 and December 29, 2007, the adjustments to interest expense were $5.5 million ($3.7 million, net of taxes) and $5.2 million ($3.4 million, net of taxes), respectively.

For the years ended December 26, 2009, December 27, 2008 and December 29, 2007, we recorded additional non-cash interest expense of $6.0 million ($4.0 million, net of taxes), $5.6 million ($3.8 million, net of taxes) and $5.4 million ($3.5 million, net of taxes), respectively, representing the difference between the stated interest rate on our convertible debt and our non-convertible debt borrowing rate at the time of issuance of our convertible debt.

For each of the years ended December 26, 2009, December 27, 2008 and December 29, 2007, contractual interest expense relating to our convertible debt was $7.2 million ($4.8 million, net of taxes).

As of December 26, 2009, the aggregate amounts of long-term debt, including capital leases, maturing in each of the next five years and thereafter are as follows:

2010	$23,560
2011	1,418
2012	2,295
2013	438
2014	3,229
Thereafter	235,993
Total	$266,933

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 10 – Income Taxes

Income from continuing operations before taxes, equity in earnings (losses) of affiliates and noncontrolling interests was as follows:

	Years ended
	December 26, 2009	December 27, 2008 (1) (2)	December 29, 2007 (1) (2)
Domestic	$308,238	$300,227	$293,851
Foreign	144,482	95,222	84,658
Total	$452,720	$395,449	$378,509

(1)    Adjusted to reflect the effects of discontinued operations.

(2) Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

The provisions for income taxes attributable to continuing operations were as follows:

	Years ended
	December 26, 2009	December 27, 2008 (1) (2)	December 29, 2007 (1) (2)
Current income tax expense:
U.S. Federal	$101,092	$94,215	$83,971
State and local	16,649	14,310	22,907
Foreign	35,965	22,741	22,478
Total current	153,706	131,266	129,356

Deferred income tax expense (benefit):
U.S. Federal	(5,059)	499	(40)
State and local	(722)	72	(5)
Foreign	(20,404)	(627)	(755)
Total deferred	(26,185)	(56)	(800)
Total provision	$127,521	$131,210	$128,556

(1)    Adjusted to reflect the effects of discontinued operations.

(2) Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 10 – Income Taxes – (Continued)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 26, 2009	December 27, 2008 (1)
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	$18,734	$12,348
Uniform capitalization adjustments to inventories	9,690	8,712
Other current assets	6,742	2,497
Current deferred income tax asset (3)	35,166	23,557

Non-current deferred income tax asset (liability):
Property and equipment	(14,658)	(14,321)
Stock-based compensation	35,312	28,275
Other non-current liabilities	(120,737)	(110,802)
Net operating losses of domestic subsidiaries	9,411	8,537
Net operating losses of foreign subsidiaries	58,980	75,562
Total non-current deferred tax liability	(31,692)	(12,749)
Valuation allowance for non-current deferred tax assets (2)	(36,083)	(67,418)
Net non-current deferred tax liability (3)	(67,775)	(80,167)
Net deferred income tax liability	$(32,609)	$(56,610)

(1)	Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

(2)
Primarily relates to operating losses of acquired foreign subsidiaries, the benefits of which are uncertain.  Any future reductions of such valuation allowances will be reflected as a reduction of income tax expense in accordance with the provisions of ASC Topic 805, “Business Combinations.”

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

As of December 26, 2009, we have net operating loss carryforwards of $25.1 million relating to our domestic unconsolidated affiliates.  Of such losses, $16.2 million can be utilized against future federal income through 2026, and $8.9 million can be utilized against future federal income through 2027.  Foreign net operating loss carryforwards totaled $205.1 million as of December 26, 2009.  Of such losses, $0.8 million can be utilized against future foreign income through 2012, $1.6 million can be utilized against future foreign income through 2013, $2.6 million can be utilized against future foreign income through 2014, $2.9 million can be utilized against future foreign income through 2015, $1.7 million can be utilized against future foreign income through 2016 and $195.5 million has an indefinite life.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 10 – Income Taxes – (Continued)

The tax provisions attributable to continuing operations differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 26, 2009	December 27, 2008 (1) (2)	December 29, 2007 (1)(2)
Income tax provision at federal statutory rate	$158,452	$138,407	$132,479
State income tax provision, net of federal income tax effect	10,078	9,426	15,031
Foreign income tax benefit	(16,743)	(11,902)	(6,503)
Valuation allowance	(19,467)	3,090	(551)
Interest expense related to loans	(7,014)	(7,254)	(8,855)
Other	2,215	(557)	(3,045)
Total income tax provision	$127,521	$131,210	$128,556

(1)   Adjusted to reflect the effects of discontinued operations.

(2) Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

For the year ended December 26, 2009, our effective tax rate from continuing operations was 28.2% compared to 33.2% for the prior year period.  The difference resulted primarily from the reduction of a valuation allowance which is explained below, additional tax planning, settlements of tax audits and higher income from lower taxing countries.  In addition, the difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.  Without the effect of the reduction of the valuation allowance described below, our effective tax rate from continuing operations for the year ended December 26, 2009 would have been 32.8%.

During the third quarter of 2009, we substantially completed a plan of reorganization outside the United States that will allow us to utilize tax loss carryforwards to offset taxable income beginning in 2010 in certain foreign tax jurisdictions.  As a result, we have determined that it is more likely than not that a portion of deferred tax assets previously fully reserved will be realized.  Therefore, the provision for income taxes includes a $20.9 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be, reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on such foreign earnings.  As of December 26, 2009, the cumulative amount of reinvested earnings was approximately $243.0 million.

In July 2006, the FASB issued guidance within ASC Topic 740, “Income Taxes,” which we adopted effective December 31, 2006.  ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 10 – Income Taxes – (Continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement.

The total amount of unrecognized tax benefits, including accrued interest, as of December 26, 2009 was approximately $20.9 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties accrued were approximately $3.9 million and $0, respectively, as of December 26, 2009.  It is expected that the amount of interest will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue Service, the years 1996 and forward for certain states and the years 1998 and forward for certain foreign jurisdictions.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes:

	December 26, 2009	December 27, 2008
Balance, beginning of period	$11,800	$12,100
Additions based on current year tax positions	1,600	800
Additions based on prior year tax positions	6,700	3,300
Reductions based on prior year tax positions	(100)	(2,100)
Reductions resulting from settlements with taxing authorities	(2,000)	(2,000)
Reductions resulting from lapse in statutes of limitations	(1,000)	(300)
Balance, end of period	$17,000	$11,800

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 11 – Concentrations of Risk

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas.  No single customer accounted for more than 1.1% of our net sales in 2009.  With respect to our sources of supply, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 31% and 8%, respectively, of our aggregate purchases in 2009.

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

Note 12 – Derivatives and Hedging Activities

We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets.  We attempt to minimize these risks by primarily using interest rate swap agreements, foreign currency forward and swap contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against interest rate, currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include interest rate volatility, currency markets and availability of hedging instruments and liquidity of the credit markets.  All interest rate swap and foreign currency forward and swap contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 12 – Derivatives and Hedging Activities – (Continued)

Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward and swap contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings.  We purchase short-term (i.e., 12 months or less) foreign currency forward and swap contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to our foreign suppliers.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.

The following table presents the fair value of our derivative instruments:

	Asset Derivatives		Liability Derivatives
	December 26, 2009		December 26, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments under
ASC Topic 815-10:
Interest rate contracts	Prepaid expenses and other	$453	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	427	Accrued expenses other	2,023

Total		880		2,023

Derivatives not designated as
hedging instruments under
ASC Topic 815-10:
Foreign exchange contracts	Prepaid expenses and other	5,297	Accrued expenses other	1,806
Total derivatives		$6,177		$3,829

Fair Value Hedges

Our fair value hedges consist of interest rate swaps and foreign exchange contracts.  Gains associated with these interest rate swaps and foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $1.7 million and $7.5 million, respectively, for the year ended December 26, 2009.  Forward points related to these foreign exchange contracts, recorded in Interest expense within our consolidated statements of income, totaled $0.5 million for the year ended December 26, 2009.

Cash Flow Hedges

Our cash flow hedges consist of foreign exchange contracts.  The amounts recorded in Accumulated other comprehensive income (“AOCI”) primarily represent the change in spot rates at the time of the initial hedge compared to the spot rate when marked to market.  The loss recognized in AOCI (effective portion) for the year ended December 26, 2009 was $0.1 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 12 – Derivatives and Hedging Activities – (Continued)

The activity recorded within our consolidated statements of income relating to cash flow hedges include amounts reclassified from AOCI (effective portion) and forward points (ineffective portion).  The following table presents the effect of our cash flow hedges:

	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Year Ended December 26, 2009	Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Year Ended December 26, 2009
Other, net	$(1,081)	Interest income	$39
Cost of sales	4,886	Other, net	5

Economic Hedges

We are also a party to contracts that serve as economic hedges that we have not designated as hedges for accounting purposes, which consist of foreign exchange contracts.  Losses associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $4.3 million for the year ended December 26, 2009.  Forward points related to these foreign exchange contracts, which are recorded in Interest expense within our consolidated statements of income, totaled $0.2 million for the year ended December 26, 2009.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 13 – Segment and Geographic Data

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

The following tables present information about our business segments:

	Years ended
	December 26, 2009	December 27, 2008 (1)	December 29, 2007 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$2,509,921	$2,567,064	$2,447,841
Medical (4)	1,457,102	1,428,968	1,540,269
International (5)	2,398,105	2,221,092	1,769,881
Total healthcare distribution	6,365,128	6,217,124	5,757,991
Technology (6)	173,208	163,289	131,893
Total	$6,538,336	$6,380,413	$5,889,884

(1)	Adjusted to reflect the effects of discontinued operations.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 13 – Segment and Geographic Data – (Continued)

	Years ended
	December 26,	December 27,	December 29,
	2009	2008 (1) (2)	2007 (1) (2)
Operating Income:
Healthcare distribution	$401,915	$362,307	$339,937
Technology	62,170	56,979	47,002
Total	$464,085	$419,286	$386,939

Income from continuing operations before taxes, equity in earnings (losses) of affiliates and noncontrolling interests :
Healthcare distribution	$373,444	$320,167	$318,068
Technology	79,276	75,282	60,441
Total	$452,720	$395,449	$378,509

Depreciation and Amortization:
Healthcare distribution	$75,290	$71,731	$69,815
Technology	6,203	6,396	4,121
Total	$81,493	$78,127	$73,936

Income Tax Expense Attributable to Continuing Operations:
Healthcare distribution	$99,000	$103,344	$105,371
Technology	28,521	27,866	23,185
Total	$127,521	$131,210	$128,556

Interest Income:
Healthcare distribution	$9,929	$15,982	$16,467
Technology	50	373	64
Total	$9,979	$16,355	$16,531

Interest Expense:
Healthcare distribution	$23,362	$34,583	$29,601
Technology	8	22	6
Total	$23,370	$34,605	$29,607

Purchases of Fixed Assets:
Healthcare distribution	$49,282	$49,336	$54,683
Technology	2,345	1,534	2,138
Total	$51,627	$50,870	$56,821

	As of
	December 26,	December 27,	December 29,
	2009	2008 (2)	2007 (2)
Total Assets:
Healthcare distribution	$3,703,315	$3,457,391	$3,160,063
Technology	132,670	141,819	153,409
Total	$3,835,985	$3,599,210	$3,313,472

(1)   Adjusted to reflect the effects of discontinued operations, except depreciation and amortization amounts.

(2)   Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and
        Other Options.”

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

 Note 13 – Segment and Geographic Data – (Continued)

The following table sets forth our net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	Years Ended
	December 26,	December 27,	December 29,
	2009	2008 (1)	2007 (1)
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory
products and small equipment (2)	$2,994,714	$2,963,657	$2,711,714
Large dental equipment (3)	1,118,500	1,142,948	1,076,084
Total dental	4,113,214	4,106,605	3,787,798

Medical:
Medical products (4)	1,530,704	1,458,629	1,586,608
Animal health products (5)	721,210	651,890	383,585
Total medical	2,251,914	2,110,519	1,970,193

Total Healthcare distribution	6,365,128	6,217,124	5,757,991

Technology
Software and related products and
other value-added products (6)	173,208	163,289	131,893

Total	$6,538,336	$6,380,413	$5,889,884

(1)	Adjusted to reflect the effects of discontinued operations.

(2)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(3)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(4)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.

(5)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(6)	Includes software and related products and other value-added products, including financial products and continuing education.

The following table presents information about our operations by geographic area as of and for the three years ended December 26, 2009.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States and Germany, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2009		2008		2007
	Net Sales	Long-Lived Assets	Net Sales (1)	Long-Lived Assets	Net Sales (1)	Long-Lived Assets
United States	$3,902,353	$590,917	$3,897,520	$588,308	$3,878,585	$551,840
Germany	699,309	182,590	671,341	184,729	620,210	186,784
Other	1,936,674	676,909	1,811,552	611,843	1,391,089	618,661
Consolidated total	$6,538,336	$1,450,416	$6,380,413	$1,384,880	$5,889,884	$1,357,285

(1)   Adjusted to reflect the effects of discontinued operations.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 14 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense, recorded in accordance with the provisions of ASC Topic 718, “Stock Compensation,” of $25.9 million ($17.5 million after-tax), $25.4 million ($17.0 million after-tax) and $22.6 million ($14.9 million after-tax) for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  Additionally, prior to adopting ASC Topic 718, benefits associated with tax deductions in excess of recognized compensation expense were presented as part of operating cash flows on our consolidated statements of cash flows.  However, ASC Topic 718 requires that such excess tax benefits be presented as a cash inflow from financing activities.  In the accompanying consolidated statements of cash flows, we presented $4.7 million, $11.0 million and $12.7 million of such excess tax benefits as a cash inflow from financing activities for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units).  In March 2009, equity-based awards were granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.  As of December 26, 2009, there were 27,077,270 shares authorized and 6,637,926 shares available to be granted under the 1994 Stock Incentive Plan and 800,000 shares authorized and 173,789 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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

Stock-based compensation grants for the year ended December 26, 2009 primarily consisted of restricted stock and restricted stock unit grants.  Stock-based compensation grants for the years ended December 27, 2008 and December 29, 2007 consisted of stock options, restricted stock and restricted stock unit grants.  Certain options granted require us to settle the option in the form of a cash payment.  As of December 26, 2009, we have recorded a liability of $0.4 million relating to fair value measurement of these options.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $34.35, $18.44 and $21.61 per share during the years ended December 26, 2009, December 27, 2008 and December 29, 2007.  For the year ended December 26, 2009, the fair value of stock-based awards issued consisted mainly of restricted stock (including restricted stock units).

Total unrecognized compensation cost related to non-vested awards as of December 26, 2009 was $49.1 million, which is expected to be recognized over a weighted-average period of approximately two years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 14 – Employee Benefit Plans – (Continued)

A summary of the stock option activity under the Plans is presented below:

	Years ended
	December 26,		December 27,		December 29,
	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning
of year	6,791,828	$39.85	6,829,453	$34.67	7,477,321	$30.54
Granted	42,206	38.33	1,124,795	59.78	930,112	51.26
Exercised	(445,916)	26.62	(991,259)	25.87	(1,487,238)	23.85
Forfeited	(93,376)	48.83	(171,161)	45.29	(90,742)	41.92
Outstanding at end of year	6,294,742	40.66	6,791,828	39.85	6,829,453	34.67

Options exercisable at end
of year	4,835,120	36.31	5,141,140	35.11	5,138,783	30.80

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected stock price volatility	28%	20%	20%
Risk-free interest rate	1.88%	2.75%	4.75%
Expected life of options (years)	4.5	4.5	4.5

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

The following table represents the intrinsic values of:

	As of
	December 26,	December 27,	December 29,
	2009	2008	2007
Stock options outstanding	$84,880	$24,928	$186,956
Stock options exercisable	82,476	24,928	160,606

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 14 – Employee Benefit Plans – (Continued)

The total cash received as a result of stock option exercises for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was approximately $11.9 million, $25.6 million and $35.5 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 were $2.6 million, $7.0 million and $10.0 million.  We settle employee stock option exercises with newly issued common shares.

The total intrinsic value of restricted stock (including RSUs) that vested was $8.7 million, $1.4 million and $172 during the years ended December 26, 2009, December 27, 2008 and December 29, 2007.  The following table summarizes the status of our non-vested restricted shares/units for the year ended December 26, 2009:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	285,225	$14,771
Granted	341,931	11,913
Vested	(7,982)	(333)
Forfeited	(21,569)	(689)
Outstanding at end of period	597,605	$25,662	$31,679

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	347,141	$17,704
Granted	852,211	13,495
Vested	(179,881)	(8,512)
Forfeited	(9,509)	(416)
Outstanding at end of period	1,009,962	$22,271	$53,538

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 amounted to $18.9 million, $17.3 million and $17.4 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 14 – Employee Benefit Plans – (Continued)

401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged (credited) to operations during the years ended December 26, 2009, December 27, 2008 and December 29, 2007 amounted to $1.9 million, $(1.6) million and $1.7 million.  The reduction in expense during the year ended December 27, 2008 was due to a decrease in the market value of the plan’s investments during the period.

Note 15 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2025.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 26, 2009 were:

2010	$59,611
2011	44,313
2012	33,140
2013	20,427
2014	12,832
Thereafter	41,355
Total minimum operating lease payments	$211,678

Total rental expense attributable to continuing operations for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 was $56.1 million, $59.0 million and $50.4 million.

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 26, 2009 were:

2010	$2,320
2011	1,541
2012	1,142
2013	416
2014	699
Thereafter	-
Total minimum capital lease payments	6,118
Less: Amount representing interest at 3.20% to 12.27%	(486)
Total present value of minimum capital lease payments	$5,632

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 15 – Commitments and Contingencies – (Continued)

Purchase Commitments

In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 26, 2009 were:

2010	$162,505
2011	134,323
2012	138,959
2013	55,697
2014	22,937
Thereafter	145,479
Total minimum inventory purchase
commitment payments	$659,900

We have obligations to purchase influenza vaccine from a manufacturer through 2012, which require us to pay an amount per dose based on the prevailing market price or a formula price in each respective year.  The amounts included in the above table related to these purchase commitments were determined using current market conditions.  We also have obligations to purchase influenza vaccine from another manufacturer.  Actual amounts may differ.

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

As of December 26, 2009, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 15 – Commitments and Contingencies – (Continued)

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements expiring through 2013 that have varying base aggregate annual payments of approximately $9.8 million in 2010, which decrease periodically to approximately $0.2 million in 2013.  We also have lifetime consulting agreements that provide for current compensation of $0.4 million per year, increasing $25 every fifth year with the next increase in 2012.  In addition, some agreements have provisions for additional incentives and compensation.

Note 16 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 26, 2009	December 27, 2008	December 29, 2007
Interest	$22,202	$30,249	$26,891
Income taxes	170,024	109,103	100,476

There was approximately $3.7 million, $0.8 million and $2.0 million of debt assumed as a part of the acquisitions for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively.  During the years ended December 26, 2009, December 27, 2008 and December 29, 2007, we had $21.5 million, $0.6 million and $1.7 million of non-cash net unrealized gains related to foreign currency hedging activities.  During the year ended December 26, 2009, we exchanged a loan receivable from D4D in the amount of $7.6 million for equity securities in D4D.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 17 – Quarterly Information (Unaudited)

The following presents certain quarterly financial data:

	Quarters ended
	March 28, 2009 (1) (2)	June 27, 2009 (1) (2)	September 26, 2009 (2)	December 26, 2009

Net sales	$1,485,388	$1,607,434	$1,659,433	$1,786,081
Gross profit	438,363	475,918	476,267	526,272
Operating income	90,588	121,970	113,885	137,642
Income from continuing operations	59,183	80,200	98,375	92,684
Net income	59,300	80,425	100,748	92,684

Amounts attributable to
Henry Schein, Inc.:
Income from continuing operations	$54,774	$73,324	$94,045	$86,408
Income from discontinued operations,
net of tax	77	149	2,376	-
Net income	54,851	73,473	96,421	86,408

Earnings per share attributable to
Henry Schein, Inc.:

From continuing operations
per share:
Basic	$0.62	$0.83	$1.06	$0.97
Diluted	0.61	0.81	1.03	0.94
From net income:
Basic	$0.62	$0.83	$1.09	$0.97
Diluted	0.61	0.81	1.05	0.94

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 17 – Quarterly Information (Unaudited) – (Continued)

	Quarters ended
	March 29, 2008 (1) (2) (3)	June 28, 2008 (1) (2) (3)	September 27, 2008 (1) (2) (3)	December 27, 2008 (1) (2) (3)

Net sales	$1,518,243	$1,636,782	$1,644,209	$1,581,179
Gross profit	448,427	485,366	475,594	464,908
Operating income	85,665	113,796	115,414	104,411
Income from continuing operations	55,144	72,023	72,818	69,291
Net income	54,690	71,701	72,766	62,217

Amounts attributable to
Henry Schein, Inc.:
Income from continuing operations	$51,767	$64,924	$67,548	$63,108
Loss from discontinued operations,
net of tax	(327)	(354)	(60)	(7,149)
Net income	51,440	64,570	67,488	55,959

Earnings per share attributable to
Henry Schein, Inc.:

From continuing operations
per share:
Basic	$0.58	$0.72	$0.76	$0.71
Diluted	0.56	0.70	0.74	0.71
From net income:
Basic	$0.58	$0.72	$0.76	$0.63
Diluted	0.56	0.70	0.74	0.63

(1)	Adjusted to reflect the effects of discontinued operations.

(2)
On August 5, 2009, we completed the sale of a wholesaler of dental consumables for aggregate consideration of $14.2 million, of which $13.2 million has been received as of December 26, 2009.  As a result of this sale, included in operating results from discontinued operations for 2009 is a net gain, net of tax, of $2.6 million or $0.03 per diluted share.

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

On November 5, 2008, we announced certain actions to reduce operating costs.  These actions included the elimination of approximately 300 positions from our global operations, or approximately 2.5% of our workforce at that time, and the closing of several smaller facilities.  During the years ended December 26, 2009 and December 27, 2008, we incurred one-time restructuring costs of approximately $3.0 million (approximately $2.1 million after taxes) and $23.2 million (approximately $16.0 million after taxes), respectively, consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.

(3)	Adjusted to reflect the effects of the adoption of provisions contained within ASC Topic 470-20, “Debt with Conversion and Other Options.”

We experience fluctuations in quarterly earnings.  As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 17 – Quarterly Information (Unaudited) – (Continued)

Our business has been subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment and seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	the timing and amount of sales and marketing expenditures;

•	timing or pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	the timing of the release of upgrades and enhancements to our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	restructuring charges;

•	changes in accounting principles;

•	unexpected difficulties in developing and manufacturing products;

•	product availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service issues with our third party shippers.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet or exceed market expectations, our stock price may decline.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except share and per share data)

Note 18 – Subsequent Events

We have evaluated subsequent events through February 23, 2010, the date that we filed our Annual Report on Form 10-K for the year ended December 26, 2009 with the Securities and Exchange Commission.  With the exception of the item listed below, there have been no other subsequent events after December 26, 2009 for which disclosure is required.

Butler Animal Health

Effective December 31, 2009, we acquired a majority interest in Butler Animal Health Supply, LLC (“BAHS”), a distributor of companion animal health supplies to veterinarians.  BAHS further complements our domestic and international animal health operations.  We and certain of our subsidiaries contributed certain assets and liabilities with a net book value of approximately $91.6 million, related to our United States animal health business to BAHS and paid approximately $43.5 million in cash to acquire 50.1% of the equity interests in Butler Animal Health Holding Company LLC (“Butler Holding”) indirectly through W.A. Butler Company, a holding company that will be jointly owned with Oak Hill Capital Partners (“OHCP”).  As part of a recapitalization at closing, BAHS incurred approximately $320.0 million in debt, which will be reflected on our consolidated balance sheet.  The owners of BAHS received a total of approximately $170.5 million in cash from the transaction with us and the recapitalization.  As of February 23, 2010, the date of issuance of this report, we are in the process of calculating the allocation of purchase price to assets acquired and liabilities assumed, as well as valuations for goodwill and other intangible assets.

In connection with the acquisition of a majority interest in BAHS, we entered into (i) a Put Rights Agreement with OHCP and Butler Holding (the “Oak Hill Put Rights Agreement”), and (ii) a Put Rights Agreement with Burns Veterinary Supply, Inc. (“Burns”) and Butler Holding (the “Burns Put Rights Agreement” and together with the Oak Hill Put Rights Agreement, the “Put Rights Agreements”), which provide each of OHCP and Burns with certain rights to require us to purchase their respective direct and indirect ownership interests in Butler Holding at fair value based on third-party valuations (“Put Rights”).  Pursuant to the Oak Hill Put Rights Agreement, OHCP can exercise its Put Rights from and after the earlier of (a) the first anniversary of the closing, and (b) a change of control of us.  Except in connection with a change of control of us prior to the first anniversary of the closing (in which case there will not be any maximum), our maximum annual payment to OHCP under the Oak Hill Put Rights Agreement will not exceed $125.0 million for the first year during which OHCP can exercise its rights, $137.5 million for the second year and $150.0 million for the third year and for each year thereafter.  Pursuant to the Burns Put Rights Agreement, Burns can exercise its Put Rights from and after the fifth anniversary of the closing of the acquisition, at which time Burns will be permitted to sell to us up to 20%, based on fair value, of its ownership interest in Butler Holding, which ownership interest will be measured as of the date of the closing of the acquisition.  If OHCP still owns ownership interests in Butler Holding at the time the Burns Put Rights begin, then the put amounts payable by us to OHCP and Burns in any year will not exceed $150.0 million in the aggregate.

ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 26, 2009 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 26, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 26, 2009.

The effectiveness of our internal control over financial reporting as of December 26, 2009 has been independently audited by BDO Seidman, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Henry Schein, Inc.
Melville, New York

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 26, 2009 and December 27, 2008, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2009 and our report dated February 23, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

New York, New York
February 23, 2010

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors”, with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee”, with respect to corporate governance, in each case in our definitive 2010 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2009 Proxy Statement filed pursuant to Regulation 14A on April 16, 2009.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2010 Proxy Statement.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Vice President of Corporate Finance.  We make available free of charge through our Internet Web site, www.henryschein.com, under the “About Henry Schein—Corporate Governance” caption, our Code of Ethics.  We intend to disclose on our Web site any amendment to, or waiver of, a provision of the Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer or Vice President of Corporate Finance.

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the Section entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2010 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 26, 2009:

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuances

Plans Approved by
Stockholders	6,244,742	$40.82	6,811,715
Plans Not Approved by
Stockholders	50,000	20.41	-
Total	6,294,742	$40.66	6,811,715

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2010 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2010 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2010 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.  Exhibits and Financial Statement Schedules

1.      Financial Statements:
 Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 51.

        2.      Financial Statement Schedules:
 Schedule II
 No other schedules are required.

3.      Exhibits:
 The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit List immediately preceding the exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc.

By: /s/ STANLEY M. BERGMAN
Stanley M. Bergman
Chairman and Chief Executive Officer
February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 23, 2010
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 23, 2010
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 23, 2010
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 23, 2010
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 23, 2010
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 23, 2010
Barry J. Alperin

/s/ PAUL BRONS	Director	February 23, 2010
Paul Brons

/s/ DONALD J. KABAT	Director	February 23, 2010
Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 23, 2010
Philip A. Laskawy

/s/ KARYN MASHIMA	Director	February 23, 2010
Karyn Mashima

/s/ NORMAN S. MATTHEWS	Director	February 23, 2010
Norman S. Matthews

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 23, 2010
Bradley T. Sheares, Ph. D.

/s/ LOUIS W. SULLIVAN, MD	Director	February 23, 2010
Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated February 23, 2010 relating to the consolidated financial statements of Henry Schein, Inc. which is contained in Item 15 of this Form 10-K included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

New York, New York
February 23, 2010

Schedule II
Valuation and Qualifying Accounts

		Additions

Description	Balance at beginning of period	Charged to statement of income	Charged to other accounts	Deductions	Balance at end of period

Year ended December 26, 2009:
Allowance for doubtful accounts,
sales returns and other	$42,855	$4,747	$10,269	$(6,147)	$51,724

Year ended December 27, 2008:
Allowance for doubtful accounts,
sales returns and other	41,315	6,255	1,959	(6,674)	42,855

Year ended December 29, 2007:
Allowance for doubtful accounts,
sales returns and other	40,536	1,384	2,600	(3,205)	41,315

Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.)

3.2
Amendment dated November 12, 1997 to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.)

3.3	Amendment dated June 16, 1998 to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3, Reg. No. 333-59793.)

3.4
Amendment dated May 25, 2005 to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005.)

3.5	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, Reg. No. 33-96528.)

3.6	Amendments to Amended and Restated By-Laws adopted July 15, 1997. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Reg. No. 33-36081.)

4.1
Indenture by and between us and The Bank of New York, as trustee, dated as of August 9, 2004, including form of Note. (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 25, 2004.)

4.2
Registration Rights Agreement dated as of August 9, 2004 by and between us, Lehman Brothers, Inc. and J.P. Morgan Securities Inc. as Initial Purchasers. (Incorporated by reference to Exhibit 4.3 to our Quarterly Report of Form 10-Q for the fiscal quarter ended September 25, 2004.)

10.1
Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007. (Incorporated by reference to our definitive 2007 Proxy Statement on Schedule 14A filed on April 10, 2007.)**

10.2
Amendment No. One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.3
Amendment No. Two to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.)**

10.4
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.5
Amendment No. One to the Henry Schein, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.)**

Exhibits

10.6
Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment No. One, effective as of May 25, 2004. (Incorporated by reference to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

10.7
Amendment No. Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.8	2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to our definitive 2001 Proxy Statement on Schedule 14A, filed on April 30, 2001.)**

10.9
Amendment No. One to 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.10
Amendment No. Two to 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.11
Amendment No. Three to Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.)**

10.12	Henry Schein, Inc. 2001 Non-Employee Director Incentive Plan. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.)**

10.13	Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.14
Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.15	Henry Schein Management Team Performance Incentive Plan and Plan Summary. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 29, 2007.)**

10.16
Amended and Restated Employment Agreement dated as of December 31, 2008 between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.17
Amended and Restated Letter Agreement effective as of December 11, 2008 between us and Stanley Komaroff. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

Exhibits

10.18
Amended and Restated Change in Control Agreements dated December 12, 2008 between us and Gerald Benjamin, James Breslawski, Leonard David, Stanley Komaroff, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively. (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.19
Form of Note Purchase Agreements between us and the Purchasers listed on Schedule A thereto relating to an aggregate of $100,000,000 in principal amount of our 6.66% senior notes due July 15, 2010. (Incorporated by reference to Exhibit 10.111 to our Quarterly Report on Form 10-Q for the quarter ended September 26, 1998.)

10.20
Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.)

10.21
Amendment dated November 29, 2009 to the Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008.+

10.22
Distribution Agreement entered into as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.31 to our Annual Report on form 10-K for the year ended December 25, 2004.)*

10.23
Amendment dated October 2, 2006 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)*

10.24
Second Amendment dated October 5, 2006 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)

10.25
Amendment dated December 20, 2007 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)

10.26
Amendment dated October 15, 2008 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation.  (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)*

10.27	Amendment dated February 9, 2010 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation.*+

Exhibits

10.28
Omnibus Agreement, dated November 29, 2009, by and among Henry Schein, Inc., National Logistics Services, LLC, Winslow Acquisition Company, Butler Animal Health Holding Company LLC, Butler Animal Health Supply, LLC, Oak Hill Capital Partners II, L.P., Oak Hill Capital Management Partners II, L.P., W.A. Butler Company, Burns Veterinary Supply, Inc., and certain other persons party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 30, 2009.)

10.29
Amendment No. 1 to Omnibus Agreement, dated December 31, 209, by and between Henry Schein, Inc. and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.30
Put Rights Agreement, dated December 31, 2009, by and among Henry Schein, Inc., Oak Hill Capital Partners II, L.P., Oak Hill Capital Management Partners II, L.P., and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 4, 2010.)

10.31
Put Rights Agreement, dated December 31, 2009, by and among Henry Schein, Inc., Burns Veterinary Supply, Inc., and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

21.1	List of our Subsidiaries.+

23.1	Consent of BDO Seidman, LLP.+

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
_________
+	Filed herewith

*
Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Indicates management contract or compensatory plan or agreement