Form 10-Q
period 2010-03-27
HENRY SCHEIN INC
filed 2010-05-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010
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

As of April 23, 2010, there were 91,375,697 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	March 27,	December 26,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$355,388	$471,154
Available-for-sale securities	26,980	-
Accounts receivable, net of reserves of $48,159 and $51,724	803,044	725,397
Inventories, net	806,115	775,199
Deferred income taxes	44,445	48,001
Prepaid expenses and other	183,400	183,782
Total current assets	2,219,372	2,203,533
Property and equipment, net	249,720	259,576
Goodwill	1,258,722	986,395
Other intangibles, net	349,657	204,445
Investments and other	185,160	182,036
Total assets	$4,262,631	$3,835,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$483,299	$521,079
Bank credit lines	9	932
Current maturities of long-term debt	25,630	23,560
Accrued expenses:
Payroll and related	129,727	155,298
Taxes	97,379	86,034
Other	277,827	289,351
Total current liabilities	1,013,871	1,076,254
Long-term debt	522,882	243,373
Deferred income taxes	173,269	100,976
Other liabilities	74,504	75,304
Total liabilities	1,784,526	1,495,907

Redeemable noncontrolling interests	286,535	178,570
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
91,319,162 outstanding on March 27, 2010 and
90,630,889 outstanding on December 26, 2009	913	906
Additional paid-in capital	607,679	603,772
Retained earnings	1,553,507	1,492,607
Accumulated other comprehensive income	29,307	64,194
Total Henry Schein, Inc. stockholders' equity	2,191,406	2,161,479
Noncontrolling interest	164	29
Total stockholders' equity	2,191,570	2,161,508
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,262,631	$3,835,985

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 27,	March 28,
	2010	2009

Net sales	$1,760,310	$1,485,388
Cost of sales	1,247,277	1,047,025
Gross profit	513,033	438,363
Operating expenses:
Selling, general and administrative	396,989	343,732
Restructuring costs	12,285	4,043
Operating income	103,759	90,588
Other income (expense):
Interest income	3,388	2,801
Interest expense	(9,087)	(6,752)
Other, net	(115)	30
Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests	97,945	86,667
Income taxes	(32,224)	(28,849)
Equity in earnings of affiliates	1,531	1,365
Income from continuing operations	67,252	59,183
Income from discontinued operation, net of tax	-	117
Net income	67,252	59,300
Less: Net income attributable to noncontrolling interests	(6,352)	(4,449)
Net income attributable to Henry Schein, Inc.	$60,900	$54,851

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$60,900	$54,774
Income from discontinued operation, net of tax	-	77
Net income	$60,900	$54,851

Earnings per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$0.68	$0.62
Diluted	$0.66	$0.61

From discontinued operation:
Basic	$-	$-
Diluted	$-	$-

From net income:
Basic	$0.68	$0.62
Diluted	$0.66	$0.61

Weighted-average common shares outstanding:
Basic	89,508	88,731
Diluted	92,721	89,589

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance, December 26, 2009	90,630,889	$906	$603,772	$1,492,607	$64,194	$29	$2,161,508

Net income (excluding $6,339 attributable to Redeemable
noncontrolling interests)	-	-	-	60,900	-	13	60,913
Foreign currency translation loss (excluding $3,487
attributable to Redeemable noncontrolling interests)	-	-	-	-	(28,033)	-	(28,033)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $3,869	-	-	-	-	(6,996)	-	(6,996)
Unrealized investment gain, net of tax of $20	-	-	-	-	17	-	17
Pension adjustment gain, net of tax of $5	-	-	-	-	125	-	125
Total comprehensive income							26,026

Other adjustments	-	-	-	-	-	122	122
Change in fair value of redeemable securities	-	-	7,630	-	-	-	7,630
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(23,761)	-	-	-	(23,761)
Stock issued upon exercise of stock options,
including tax benefit of $2,960	499,293	5	18,235	-	-	-	18,240
Stock-based compensation expense	248,520	2	6,140	-	-	-	6,142
Shares withheld for payroll taxes	(59,540)	-	(4,219)	-	-	-	(4,219)
Liability for cash settlement stock option awards	-	-	(118)	-	-	-	(118)

Balance, March 27, 2010	91,319,162	$913	$607,679	$1,553,507	$29,307	$164	$2,191,570

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 27,	March 28,
	2010	2009

Cash flows from operating activities:
Net income	$67,252	$59,300
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	24,572	19,921
Amortization of bond discount	1,548	1,464
Stock-based compensation expense	6,142	6,067
Provision for losses on trade and other accounts receivable	994	1,186
Provision for (benefit from) deferred income taxes	272	(5,485)
Undistributed earnings of affiliates	(1,531)	(1,365)
Other	1,361	1,616
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,394)	43,397
Inventories	14,482	(21,039)
Other current assets	7,730	12,669
Accounts payable and accrued expenses	(93,753)	(144,859)
Net cash provided by (used in) operating activities	21,675	(27,128)

Cash flows from investing activities:
Purchases of fixed assets	(9,062)	(12,866)
Payments for equity investment and business
acquisitions, net of cash acquired	(108,946)	(13,743)
Purchases of available-for-sale securities	(26,984)	-
Proceeds from sales of available-for-sale securities	1,300	2,740
Net proceeds from foreign exchange forward contract settlements	-	283
Other	(720)	(4,294)
Net cash used in investing activities	(144,412)	(27,880)

Cash flows from financing activities:
Repayments of bank borrowings	(931)	(3,189)
Principal payments for long-term debt	(1,843)	(1,712)
Proceeds from issuance of stock upon exercise of stock options	15,280	377
Excess tax benefits related to stock-based compensation	4,522	180
Acquisitions of noncontrolling interests in subsidiaries	(10,000)	-
Other	(1,388)	(2,090)
Net cash provided by (used in) financing activities	5,640	(6,434)

Net change in cash and cash equivalents	(117,097)	(61,442)
Effect of exchange rate changes on cash and cash equivalents	1,331	28
Cash and cash equivalents, beginning of period	471,154	369,570
Cash and cash equivalents, end of period	$355,388	$308,156

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 26, 2009.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 27, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 25, 2010.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 2.  Segment Data

We conduct our business through two reportable segments: healthcare distribution and technology.  These segments offer different products and services to the same customer base.  The healthcare distribution reportable segment aggregates our dental, medical, animal health and international operating segments.  This segment consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market.  Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions throughout the United States.  Our animal health group serves animal health practices and clinics throughout the United States.  Our international group serves dental, medical and animal health practitioners in 21 countries outside of North America.

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

The following tables present information about our reportable segments:

	Three Months Ended
	March 27,	March 28,
	2010	2009 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$614,649	$593,956
Medical (4)	284,589	271,762
Animal health (5)	206,646	55,626
International (6)	609,453	523,719
Total healthcare distribution	1,715,337	1,445,063
Technology (7)	44,973	40,325
Total	$1,760,310	$1,485,388

(1)	Adjusted to reflect the effects of a discontinued operation.

(2)
Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)	Consists of products sold in the United States and Canada.

(4)	Consists of products sold in the United States’ medical market.

(5)	Consists of products sold in the United States’ animal health market.

(6)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(7)
Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

	Three Months Ended
	March 27,	March 28,
	2010	2009 (1)
Operating Income:
Healthcare distribution	$88,837	$75,708
Technology	14,922	14,880
Total	$103,759	$90,588

(1)	Adjusted to reflect the effects of a discontinued operation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3.  Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $6.1 million ($4.1 million after-tax) and $6.1 million ($4.0 million after-tax) for the three months ended March 27, 2010 and March 28, 2009, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).  In March 2009 and March 2010, equity-based awards were granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.

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

Total unrecognized compensation cost related to non-vested awards as of March 27, 2010 was $78.7 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3.  Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2010	2009
Expected dividend yield	0%	0%
Expected stock price volatility	20%	28%
Risk-free interest rate	2.37%	1.88%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the three months ended March 27, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,294,742	$40.66
Granted	10,000	56.03
Exercised	(499,293)	30.60
Forfeited	(22,474)	52.01
Outstanding at end of period	5,782,975	$41.51	5.3	$96,391

Options exercisable at end of period	4,983,523	$39.11	4.9	$94,229

The following tables summarize the status of our non-vested restricted stock/units for the three months ended March 27, 2010:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	597,605	$25,662
Granted	220,897	12,377
Vested	(85,811)	(4,061)
Forfeited	(7,873)	(341)
Outstanding at end of period	724,818	$33,637	$ 41,902

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	1,009,962	$22,271
Granted	390,089	22,680
Vested	(128,452)	(6,586)
Forfeited	(6,679)	(282)
Outstanding at end of period	1,264,920	$38,083	$ 73,125

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4.  Business Acquisitions and Other Transactions

Acquisitions

Effective December 31, 2009, we acquired a majority interest in Butler Animal Health Supply, LLC (“BAHS”), a distributor of companion animal health supplies to veterinarians.  BAHS further complements our domestic and international animal health operations and accordingly has been included in our Animal health business unit, which is reported as part of Healthcare distribution.  We and certain of our subsidiaries contributed certain assets and liabilities with a net book value of approximately $86.0 million related to our United States animal health business to BAHS and paid approximately $42.0 million in cash to acquire 50.1% of the equity interests in Butler Animal Health Holding Company LLC (“Butler Holding”) indirectly through W.A. Butler Company, a holding company that is partially owned by Oak Hill Capital Partners (“OHCP”).  As part of a recapitalization at closing, BAHS combined with our animal health business to form Butler Schein Animal Health (“BSAH”), while incurring approximately $127.0 million in incremental debt used primarily to finance BSAH stock redemptions.  As a result, BSAH had $320.0 million of debt at closing, $37.5 million of which was provided by Henry Schein, Inc. and is eliminated in the accompanying consolidated financial statements.  Total consideration for the acquisition of BAHS, including $96.1 million of value for noncontrolling interests, was $351.1 million and was allocated as follows:

Net assets of BAHS at fair value:
Current assets	$164,789
Intangible assets:
Trade name (useful life 3 years)	10,000
Customer relationships (useful life 12 years)	140,000
Non-compete agreements (useful life 2 years)	2,600
Goodwill	270,714
Other assets	14,138
Current liabilities	(62,770)
Bank indebtedness	(200,100)
Deferred income tax liabilities	(74,271)
Net book value of our assets and liabilities contributed	86,048
Total allocation of consideration	$351,148

The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of BAHS. The goodwill is not expected to be tax deductible for income tax purposes.  As a result of our contributed business being under the control of Henry Schein before and after the transaction, the assets and liabilities of this business remain at their original historical accounting basis in the accompanying consolidated financial statements.

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of March 27, 2010.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4.  Business Acquisitions and Other Transactions (Continued)

In connection with the acquisition of a majority interest in BAHS, we entered into (i) a Put Rights Agreement with OHCP and Butler Holding (the “Oak Hill Put Rights Agreement”), and (ii) a Put Rights Agreement with Burns Veterinary Supply, Inc. (“Burns”) and Butler Holding (the “Burns Put Rights Agreement” and together with the Oak Hill Put Rights Agreement, the “Put Rights Agreements”), which provide each of OHCP and Burns with certain rights to require us to purchase their respective direct and indirect ownership interests in Butler Holding at fair value based on third-party valuations (“Put Rights”).  Pursuant to the Oak Hill Put Rights Agreement, OHCP can exercise its Put Rights from and after the earlier of (a) December 31, 2010, and (b) a change of control of Henry Schein, Inc.  Except in connection with a change of control of us prior to the first anniversary of the closing (in which case there will not be any maximum), our maximum annual payment to OHCP under the Oak Hill Put Rights Agreement will not exceed $125.0 million for the first year during which OHCP can exercise its rights, $137.5 million for the second year and $150.0 million for the third year and for each year thereafter.  Pursuant to the Burns Put Rights Agreement, Burns can exercise its Put Rights from and after December 31, 2014, at which time Burns will be permitted to sell to us up to 20% of its closing date ownership interest in Butler Holding each year.  If OHCP still holds ownership interests in Butler Holding at the time the Burns Put Rights begin, then the put amounts payable by us to OHCP and Burns in any year will not exceed $150.0 million in the aggregate.  As a result of the Put Right Agreements, the noncontrolling interest in BAHS has been reflected as part of Redeemable noncontrolling interests in the accompanying consolidated balance sheet.

In addition to the BAHS acquisition, we completed certain other acquisitions during the three months ended March 27, 2010.  The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.  All acquisitions individually and in the aggregate had an immaterial impact on our reported operating results.  Total acquisition costs incurred in the quarter ended March 27, 2010 were immaterial to our financial results.

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

For the three months ended March 27, 2010, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt.  During the period, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 27,	March 28,
	2010	2009
Basic	89,508,056	88,730,633
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,339,132	858,398
Effect of assumed conversion of convertible debt	874,193	-
Diluted	92,721,381	89,589,031

Weighted-average options to purchase 999,783 shares of common stock at exercise prices ranging from $56.21 to $62.05 per share and 4,063,935 shares of common stock at exercise prices ranging from $37.45 to $62.05 per share that were outstanding during the three months ended March 27, 2010 and March 28, 2009, respectively, were excluded from the computation of diluted earnings per share.  In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	March 27,	March 28,
	2010	2009
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(1,594)	$(3,796)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$26,696	$(12,397)
Unrealized gain from foreign currency hedging activities	7,541	1,359
Unrealized investment loss	(1,304)	(1,286)
Pension adjustment loss	(3,626)	(495)
Accumulated other comprehensive income	$29,307	$(12,819)

Total Accumulated other comprehensive income	$27,713	$(16,615)

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests, net of applicable taxes for the three months ended:

	March 27,	March 28,
	2010	2009

Foreign currency translation adjustment	$(3,487)	$(3,148)

The following table summarizes our total comprehensive income, net of applicable taxes for the three months ended:

	March 27,	March 28,
	2010	2009 (1)

Comprehensive income attributable to
Henry Schein, Inc.	$26,013	$12,311
Comprehensive income attributable to
noncontrolling interests	13	6
Comprehensive income attributable to Redeemable
noncontrolling interests	2,852	1,295
Comprehensive income	$28,878	$13,612

(1)  Adjusted to reflect the effects of a discontinued operation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  ASC Topic 820 applies under other previously issued accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

Available-for-sale securities

As of March 27, 2010, we have approximately $19.8 million ($17.6 million net of temporary impairments) invested in auction-rate securities (“ARS”), which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $17.8 million ($15.6 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During the first quarter of 2010, we have received approximately $0.4 million and $0.9 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

As of March 27, 2010, we have classified our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 26, 2009 of $2.2 million related to our closed-end municipal bond funds and our student loan portfolios was decreased to $2.1 million during the three months ended March 27, 2010.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

As of March 27, 2010, we have approximately $27.0 million invested in treasury securities, agency securities and Federal Deposit Insurance Corporation (“FDIC”) backed certificates of deposit.  These securities, which we intend to hold to maturity, have a maturity period of six months or less.  As of March 27, 2010, we have classified our investments in treasury securities, agency securities and FDIC-backed certificates of deposit as Level 1 within the fair value hierarchy.

Money market fund

As of March 27, 2010, we had approximately $0.3 million invested in the Reserve Primary Fund.  This money market fund included in its holdings commercial paper of Lehman Brothers.  As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00.  Currently, this fund is in the process of being liquidated.  During the three months ended March 27, 2010, we have received approximately $1.7 million of distributions from the Reserve Primary Fund.  As of March 27, 2010, the value of our holdings in this fund are included within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

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

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of March 27, 2010 and December 26, 2009 was estimated at $611.2 million and $307.5 million.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.  The details of the changes in Redeemable noncontrolling interests are shown in Note 12.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 27, 2010 and December 26, 2009:

	March 27, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$26,980	$-	$17,649	$44,629
Money market fund	-	-	65	65
Derivative contracts	-	2,717	-	2,717
Total assets	$26,980	$2,717	$17,714	$47,411

Liabilities:
Derivative contracts	$-	$2,437	$-	$2,437
Total liabilities	$-	$2,437	$-	$2,437

Redeemable noncontrolling interests	$-	$-	$286,535	$286,535

	December 26, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$18,848	$18,848
Money market fund	-	-	1,746	1,746
Derivative contracts	-	6,177	-	6,177
Total assets	$-	$6,177	$20,594	$26,771

Liabilities:
Derivative contracts	$-	$3,829	$-	$3,829
Total liabilities	$-	$3,829	$-	$3,829

Redeemable noncontrolling interests	$-	$-	$178,570	$178,570

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

As of March 27, 2010, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 26, 2009 of $2.2 million was decreased by $0.1 million to $2.1 million during the three months ended March 27, 2010.

We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc.  During the three months ended March 27, 2010, we received approximately $1.7 million of distributions from The Reserve Primary Fund, leaving a remaining balance of approximately $0.3 million as of March 27, 2010.  The following table presents a reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 26, 2009	$20,594
Transfers in (out)	-
Redemptions at par	(2,980)
Gains and (losses):
Reported in accumulated other comprehensive income	100
Balance, March 27, 2010	$17,714

(1) Level 3 amounts consist of closed-end municipal bond funds, student loan backed auction-rate securities, money market fund and redeemable noncontrolling interests.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 8.  Income Taxes

For the three months ended March 27, 2010, our effective tax rate from continuing operations was 32.9% compared to 33.3% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of March 27, 2010 was approximately $20.2 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties resulting from unrecognized tax benefits were approximately $3.9 million and $0, respectively, for the three months ended March 27, 2010.  It is expected that the amount of interest will change in the next twelve months.  However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 1998 and forward for certain foreign jurisdictions.

Note 9.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 27, 2010	March 28, 2009
Interest	$10,205	$10,026
Income taxes	13,450	17,654

During the three months ended March 27, 2010, we had a $10.9 million non-cash net unrealized loss related to hedging activities.  During the three months ended March 28, 2009, we had a $5.8 million non-cash net unrealized loss related to hedging activities.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 10.  Plans of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs.  These actions included the elimination of approximately 430 positions from our operations and the closing of several smaller facilities.

During the first quarter of 2010, we completed an additional restructuring in order to further reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

For the three months ended March 27, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 27, 2010 and the remaining accrued balance of restructuring costs as of March 27, 2010, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 26, 2009	Provision	Payments and Other Adjustments	Balance at March 27, 2010
Severance costs (1)	$2,165	$8,800	$2,784	$8,181
Facility closing costs (2)	2,030	3,355	599	4,786
Other professional and
consulting costs	102	130	64	168
Total	$4,297	$12,285	$3,447	$13,135

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

We expect that the majority of these costs will be paid in 2010.

The following table shows, by reportable segment, the restructuring costs incurred during 2010 and the remaining accrued balance of restructuring costs as of March 27, 2010:

	Balance at December 26, 2009	Provision	Payments and Other Adjustments	Balance at March 27, 2010
Healthcare distribution	$4,225	$12,086	$3,385	$12,926
Technology	72	199	62	209
Total	$4,297	$12,285	$3,447	$13,135

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 11.  Derivatives and Hedging Activities

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

The following tables present the fair value of our derivative instruments:

	Asset Derivatives		Liability Derivatives
	March 27, 2010		March 27, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments:
Interest rate contracts	Prepaid expenses and other	$712	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	666	Accrued expenses other	1,273
Total		1,378		1,273

Derivatives not designated as
hedging instruments:
Foreign exchange contracts	Prepaid expenses and other	1,339	Accrued expenses other	1,164
Total derivatives		$2,717		$2,437

	Asset Derivatives		Liability Derivatives
	March 28, 2009		March 28, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments:
Interest rate contracts	Prepaid expenses and other	$1,423	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	6,385	Accrued expenses other	5,603
Total		$7,808		$5,603

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 11.  Derivatives and Hedging Activities (Continued)

Fair Value Hedges

Our fair value hedges consist of interest rate swaps and foreign exchange contracts.  Gains (losses) associated with these interest rate swaps and foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $0.2 million and $(0.8) million, respectively, for the three months ended March 27, 2010.  Forward points related to these foreign exchange contracts, recorded in Interest expense within our consolidated statements of income, were immaterial for the three months ended March 27, 2010.  Gains associated with foreign exchange contracts, recorded in Other, net within our consolidated statements of income, totaled $4.5 million for the three months ended March 28, 2009.  Forward points related to these foreign exchange contracts, recorded in Interest expense within our consolidated statements of income, totaled $0.3 million for the three months ended March 28, 2009.

Cash Flow Hedges

Our cash flow hedges consist of foreign exchange contracts.  The amounts recorded in Accumulated other comprehensive income (“AOCI”) primarily represent the change in spot rates at the time of the initial hedge compared to the spot rate when marked to market.  The gain (loss) recognized in AOCI (effective portion) for the three months ended March 27, 2010 and March 28, 2009 was $(0.6) million and $6.2 million, respectively.

The activity recorded within our consolidated statements of income relating to cash flow hedges include amounts reclassified from AOCI (effective portion) and forward points (ineffective portion).  The following table presents the effect of our cash flow hedges:

Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 27, 2010		Three Months Ended March 27, 2010
Other, net	$(150)	Interest income	$9
Cost of sales	(89)	Other, net	2

Location of Gain Reclassified from AOCI into Income (Effective Portion)	Gain Reclassified from AOCI into Income (Effective Portion)	Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended March 28, 2009		Three Months Ended March 28, 2009
Other, net	$1,661	Interest income	$108
Cost of sales	276	Other, net	(30)

Economic Hedges

We are also a party to contracts that serve as economic hedges that we have not designated as hedges for accounting purposes, which consist of foreign exchange contracts.  Gains associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $0.8 million for the three months ended March 27, 2010.  Forward points related to these foreign exchange contracts, which are recorded in Interest expense within our consolidated statements of income, totaled $42 for the three months ended March 27, 2010.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 12.  Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the periods ended March 27, 2010 and December 26, 2009 are presented in the following table:

	March 27, 2010	December 26, 2009
Balance, beginning of period	$178,570	$233,035
Net increase (decrease) in noncontrolling interests due to
business acquisitions or redemptions	114,021	(72,427)
Net income attributable to noncontrolling interests	6,339	21,975
Dividends paid	(1,278)	(5,973)
Effect of foreign currency translation attributable to
noncontrolling interests	(3,487)	2,541
Change in fair value of redeemable securities	(7,630)	(581)
Balance, end of period	$286,535	$178,570

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in 2009, as required by ASC Topic 805, “Business Combinations,” we will accrue liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2009 Annual Report on Form 10-K, except as follows:

Recently enacted legislation may adversely impact us.

The Patient Protection and Affordable Care Act enacted in March 2010, generally known as The Health Care Reform Bill, imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals beginning in January 2012.  Implementing regulations have not yet been issued, but it is possible that such regulations, when issued, will treat us or one or more of our subsidiaries as a “manufacturer” subject to these reporting requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, and Massachusetts, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities or the activities of one or more of our subsidiaries will subject us to the state’s reporting requirements and prohibitions.

The Patient Protection and Affordable Care Act also imposes (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, which we may need to assist implementing and which may affect sales, and (ii) mandates pharmacy benefit manager transparency regarding rebates, discounts and price concessions, which could affect pricing and competition.

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

We are headquartered in Melville, New York, employ more than 13,500 people (of which over 5,500 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and the United Arab Emirates.

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

We conduct our business through two reportable segments: healthcare distribution and technology.  These segments offer different products and services to the same customer base.  The healthcare distribution reportable segment aggregates our dental, medical, animal health and international operating segments.  This segment consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market.  Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions throughout the United States.  Our animal health group serves animal health practices and clinics throughout the United States.  Our international group serves dental, medical and animal health practitioners in 21 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practitioners.

Our technology group provides software, technology and other value-added services to healthcare practitioners, primarily in the United States, Canada, the United Kingdom, Australia and New Zealand.  Our value-added practice solutions include practice management software systems for dental and medical practitioners and animal health clinics.  Our technology group offerings also include financial services on a non-recourse basis, e-services and continuing education services for practitioners.

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

Industry Consolidation

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $29.0 billion in 2009 in the combined North American and European markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

Government Influences

The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was the largest expansion of the Medicare program since its inception, and provided participants with voluntary outpatient prescription drug benefits beginning in 2006.  This Act also included provisions relating to medication management programs, generic substitution and provider reimbursement.   The Patient Protection and Affordable Care Act, enacted in March 2010, generally known as The Health Care Reform Bill, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of healthcare generally, to reduce fraud and abuse, and to provide access to health coverage for an additional 32 million people.  The Patient

Protection and Affordable Care Act also imposes (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, which we may need to assist implementing and which may affect sales, and (ii) mandates pharmacy benefit manager transparency regarding rebates, discounts and price concessions, which could affect pricing and competition.

In addition to the foregoing, the Patient Protection and Affordable Care Act imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians and dentists, and teaching hospitals beginning in January 2012.  Implementing regulations have not yet been issued, but it is possible that such regulations, when issued, will treat us or one or more of our subsidiaries as a “manufacturer” subject to these reporting requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, and Massachusetts, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities or the activities of one or more of our subsidiaries will subject us to the state’s reporting requirements and prohibitions.

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

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  An increasing number of states, including Florida, have already adopted laws and regulations, including drug pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  Bills have been introduced in Congress that would impose similar requirements at the federal level.

There may be additional legislative initiatives in the future impacting healthcare.

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

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations and cash flows for the three months ended March 27, 2010 and March 28, 2009 (in thousands):

	Three Months Ended
	March 27,	March 28,
	2010	2009 (1)
Operating results:
Net sales	$1,760,310	$1,485,388
Cost of sales	1,247,277	1,047,025
Gross profit	513,033	438,363
Operating expenses:
Selling, general and administrative	396,989	343,732
Restructuring costs	12,285	4,043
Operating income	$103,759	$90,588

Other expense, net	$(5,814)	$(3,921)
Income from continuing operations	67,252	59,183
Income from continuing operations attributable
to Henry Schein, Inc.	60,900	54,774

Cash flows:
Net cash provided by (used in) operating activities	$21,675	$(27,128)
Net cash used in investing activities	(144,412)	(27,880)
Net cash provided by (used in) financing activities	5,640	(6,434)

(1)	Adjusted to reflect the effects of a discontinued operation.

Plans of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs.  These actions included the elimination of approximately 430 positions from our operations and the closing of several smaller facilities.

During the first quarter of 2010, we completed an additional restructuring in order to further reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

For the three months ended March 27, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended March 27, 2010 Compared to Three Months Ended March 28, 2009

Net Sales

Net sales from continuing operations for the three months ended March 27, 2010 and March 28, 2009 were as follows (in thousands):

	March 27,	% of	March 28,	% of	Increase / (Decrease)
	2010	Total	2009 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$614,649	34.9%	$593,956	40.0%	$20,693	3.5%
Medical (4)	284,589	16.2	271,762	18.3	12,827	4.7
Animal health (5)	206,646	11.7	55,626	3.7	151,020	271.5
International (6)	609,453	34.6	523,719	35.3	85,734	16.4
Total healthcare distribution	1,715,337	97.4	1,445,063	97.3	270,274	18.7
Technology (7)	44,973	2.6	40,325	2.7	4,648	11.5
Total	$1,760,310	100.0%	$1,485,388	100.0%	$274,922	18.5

(1) Adjusted to reflect the effects of a discontinued operation.

(2)   Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(3)   Consists of products sold in the United States and Canada.

(4) Consists of products and equipment sold in the United States’ medical markets.

(5) Consists of products sold in the United States’ animal health market.

(6)   Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(7)   Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

The $274.9 million, or 18.5%, increase in net sales for the three months ended March 27, 2010 includes an increase of 14.6% local currency growth (3.2% increase in internally generated revenue and 11.4% growth from acquisitions) as well as an increase of 3.9% related to foreign currency exchange.

The $20.7 million, or 3.5%, increase in dental net sales for the three months ended March 27, 2010 includes an increase of 1.8% in local currencies (1.0% increase in internally generated revenue and 0.8% growth from acquisitions) as well as an increase of 1.7% related to foreign currency exchange.  The 1.8% increase in local currency sales was due to increases in dental equipment sales and service revenues of 0.8% (0.5% increase in internally generated revenue and 0.3% growth from acquisitions) and dental consumable merchandise sales growth of 2.0% (1.2% increase in internally generated revenue and 0.8% growth from acquisitions).

The $12.8 million, or 4.7%, increase in medical net sales for the three months ended March 27, 2010 includes an increase in internally generated revenue of 2.4% and acquisition growth of 2.3%.

The $151.0 million, or 271.5%, increase in animal health sales for the three months ended March 27, 2010 includes an increase in internally generated revenue of 2.5% and acquisition growth of 269.0%, due to the acquisition of a majority interest in Butler Animal Health Supply, LLC.

The $85.7 million, or 16.4%, increase in international net sales for the three months ended March 27, 2010 includes sales growth of 7.5% in local currencies (6.2% internally generated growth and 1.3% growth from acquisitions) as well as an increase of 8.9% related to foreign currency exchange.

The $4.7 million, or 11.5%, increase in technology net sales for the three months ended March 27, 2010 includes an increase of 9.4% local currency growth (4.6% internally generated growth and 4.8% growth from acquisitions) as well as an increase of 2.1% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended March 27, 2010 and March 28, 2009 were as follows (in thousands):

	March 27,	Gross	March 28,	Gross	Increase / (Decrease)
	2010	Margin %	2009 (1)	Margin %	$	%

Healthcare distribution	$482,010	28.1%	$409,202	28.3%	$72,808	17.8%
Technology	31,023	69.0	29,161	72.3	1,862	6.4
Total	$513,033	29.1	$438,363	29.5	$74,670	17.0

 (1)   Adjusted to reflect the effects of a discontinued operation.

For the three months ended March 27, 2010, gross profit increased $74.7 million, or 17.0%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products, as well as certain financial services. For a number of reasons, the software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $72.8 million, or 17.8%, for the three months ended March 27, 2010 from the comparable prior year period.  Healthcare distribution gross profit margin decreased to 28.1% for the three months ended March 27, 2010 from 28.3% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit increased $1.9 million, or 6.4%, for the three months ended March 27, 2010 from the comparable prior year period.  Technology gross profit margin decreased to 69.0% for the three months ended March 27, 2010 from 72.3% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended March 27, 2010 and March 28, 2009 were as follows (in thousands):

		% of		% of
	March 27,	Respective	March 28,	Respective	Increase / (Decrease)
	2010	Net Sales	2009 (1)	Net Sales	$	%

Healthcare distribution	$381,110	22.2%	$329,451	22.8%	$51,659	15.7%
Technology	15,879	35.3	14,281	35.4	1,598	11.2
Total	$396,989	22.6	$343,732	23.1	$53,257	15.5

 (1)   Adjusted to reflect the effects of a discontinued operation.

Selling, general and administrative expenses increased $53.3 million, or 15.5%, to $397.0 million for the three months ended March 27, 2010 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 22.6% from 23.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $34.5 million, or 15.2%, to $261.1 million for the three months ended March 27, 2010 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.9% from 15.2% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $18.8 million, or 16.0%, to $135.9 million for the three months ended March 27, 2010 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.7% from 7.9% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended March 27, 2010 and March 28, 2009 were as follows (in thousands):

	March 27,	March 28,	Increase / (Decrease)
	2010	2009 (1)	$	%

Interest income	$3,388	$2,801	$587	21.0%
Interest expense	(9,087)	(6,752)	(2,335)	(34.6)
Other, net	(115)	30	(145)	(483.3)
Other expense, net	$(5,814)	$(3,921)	$(1,893)	(48.3)

(1) Adjusted to reflect the effects of a discontinued operation.

Other expense, net increased $1.9 million for the three months ended March 27, 2010 from the comparable prior year period.  Interest expense increased $2.3 million due to interest associated with the acquisition of Butler Animal Health Supply, LLC partially offset by reduced interest expense resulting from repayment of our $130.0 million senior notes on June 30, 2009.  Interest income increased $0.6 million as a result of increased late fee income partially offset by lower interest income on our invested funds.

Income Taxes

For the three months ended March 27, 2010, our effective tax rate from continuing operations was 32.9% compared to 33.3% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes.

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

Net cash flow provided by operating activities was $21.7 million for the three months ended March 27, 2010, compared to net cash flow used of $27.1 million for the comparable prior year period.  This net change of $48.8 million was primarily attributable to favorable working capital changes and net income improvements.

Net cash used in investing activities was $144.4 million for the three months ended March 27, 2010, compared to $27.9 million for the comparable prior year period.  The net change of $116.5 million was primarily due to an increase in payments for business acquisitions and purchases of marketable securities.  We expect to invest approximately $35 million to $45 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash provided by financing activities was $5.6 million for the three months ended March 27, 2010, compared to net cash used in financing activities of $6.4 million for the comparable prior year period.  The net change of $12.0 million was primarily due to an increase in proceeds received from the exercise of stock options and increased tax benefits related to stock-based compensation, partially offset by an increase in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 27,	December 26,
	2010	2009

Cash and cash equivalents	$355,388	$471,154
Available-for-sale securities - short-term	26,980	-
Available-for-sale securities - long-term	17,649	18,848
Working capital	1,205,501	1,127,279

Debt:
Bank credit lines	$9	$932
Current maturities of long-term debt	25,630	23,560
Long-term debt	522,882	243,373
Total debt	$548,521	$267,865

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

As of March 27, 2010, we have approximately $19.8 million ($17.6 million net of temporary impairments) invested in auction-rate securities (“ARS”).  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $17.8 million ($15.6 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of March 27, 2010, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

As of March 27, 2010, we have approximately $27.0 million invested in treasury securities, agency securities and FDIC-backed certificates of deposit.  These securities, which we intend to hold to maturity, have a maturity period of six months or less.

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

Our accounts receivable days sales outstanding from continuing operations decreased to 39.6 days as of March 27, 2010 from 43.2 days as of March 28, 2009.  Our inventory turns from continuing operations increased to 6.3 as of March 27, 2010 from 5.8 as of March 28, 2009.  Our working capital accounts may be impacted by current and future economic conditions.

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

Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock.  We currently have sufficient availability of funds through our $400.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy our debt obligations, including the cash portion of our convertible debt.  We also will pay contingent interest during any six-month-interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels.  We may redeem some or all of the notes on or after August 20, 2010.  The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.  If we are required by the note holders to purchase all or a portion of the notes, we expect to use our existing credit line to fund such purchase; therefore, we have classified our convertible debt as long-term in our consolidated balance sheet.

Our $20.0 million of remaining senior notes bear interest at a fixed rate of 6.7% per annum and mature on September 27, 2010.  Interest on our senior notes is payable semi-annually.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010.  As of March 27, 2010, there were no borrowings outstanding under this revolving credit facility and there were $10.2 million of letters of credit provided to third parties.

Effective December 31, 2009, Butler Animal Health Supply, LLC, a majority-owned subsidiary whose financials are consolidated with ours, incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in Butler Animal Health Supply, LLC.  The resulting consolidated balance of $282.5 million is reflected in our consolidated balance sheet as of March 27, 2010.

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of March 27, 2010.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.

Under our common stock repurchase programs approved by our Board of Directors, we have $57.7 million available for future common stock share repurchases.  During the quarter ended March 27, 2010, we did not repurchase any of our common stock.

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.   The components of the change in the fair value of the Redeemable noncontrolling interests for the periods ended March 27, 2010 and December 26, 2009 are presented in the following table:

	March 27, 2010	December 26, 2009
Balance, beginning of period	$178,570	$233,035
Net increase (decrease) in noncontrolling interests due to
business acquisitions or redemptions	114,021	(72,427)
Net income attributable to noncontrolling interests	6,339	21,975
Dividends paid	(1,278)	(5,973)
Effect of foreign currency translation attributable to
noncontrolling interests	(3,487)	2,541
Change in fair value of redeemable securities	(7,630)	(581)
Balance, end of period	$286,535	$178,570

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 26, 2009.

Recently Issued Accounting Standards

Accounting Pronouncements Adopted

During February 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events (Topic 855)”.  The amended guidance in ASU 2010-09 states that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date through which subsequent events have been evaluated.  The adoption of the provisions of this amendment did not have a material impact on our consolidated financial statements.

During January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements.  This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques.  The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Effective December 28, 2009, we have adopted the provisions relating to Level 1 and Level 2 disclosures and such provisions did not have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 26, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 27, 2010 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of recent acquisition activity and integrations undertaken during the quarter, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended March 27, 2010, we completed the acquisition of a U.S. animal health business with approximate aggregate annual revenues of $600.0 million.  This acquisition utilizes separate information and financial accounting systems into which we are in the process of integrating our existing animal health business which has approximate aggregate annual revenues of $240.0 million.  In addition, we completed two U.S. medical business acquisitions with aggregate annual revenues of $27.0 million.  Finally, integration activities were completed during the quarter ended March 27, 2010 for North American and international dental and medical businesses with approximate aggregate annual revenues of $126.0 million.

All acquisitions and integrations involve necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

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

As of March 27, 2010, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On both October 31, 2005 and March 28, 2007, our Board of Directors authorized an additional $100.0 million, for a total of $300.0 million, of shares of our common stock to be repurchased under this program.  As of March 27, 2010, we had repurchased $242.3 million of common stock (5,633,952 shares) under this initiative, with $57.7 million available for future common stock share repurchases.

During the fiscal quarter ended March 27, 2010, we did not repurchase any of our common stock.  The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program

12/27/09 through 01/30/10	1,068,185
01/31/10 through 02/27/10	1,015,932
02/28/10 through 03/27/10	998,709

ITEM 6.  EXHIBITS

                Exhibits.

10.1	Amendment No. Three to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of February 23, 2010.*

10.2	Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007).*

10.3	Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007).*

10.4	Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007).*

10.5
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007).*

10.6
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of April 1, 2004 and January 1, 2005).*

10.7	Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2010.*

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                _____________
* Indicates management contract or compensatory plan or agreement

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: May 4, 2010