Form 10-Q
period 2010-06-26
HENRY SCHEIN INC
filed 2010-08-02
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010
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

As of July 23, 2010, there were 91,516,274 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	June 26,	December 26,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$321,116	$471,154
Available-for-sale securities	14,989	-
Accounts receivable, net of reserves of $48,706 and $51,724	829,917	725,397
Inventories, net	797,603	775,199
Deferred income taxes	42,934	48,001
Prepaid expenses and other	205,986	183,782
Total current assets	2,212,545	2,203,533
Property and equipment, net	248,233	259,576
Goodwill	1,368,106	986,395
Other intangibles, net	406,828	204,445
Investments and other	181,953	182,036
Total assets	$4,417,665	$3,835,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$504,248	$521,079
Bank credit lines	255	932
Current maturities of long-term debt	25,215	23,560
Accrued expenses:
Payroll and related	139,290	155,298
Taxes	91,721	86,034
Other	265,468	289,351
Total current liabilities	1,026,197	1,076,254
Long-term debt	523,421	243,373
Deferred income taxes	187,602	100,976
Other liabilities	72,348	75,304
Total liabilities	1,809,568	1,495,907

Redeemable noncontrolling interests	341,099	178,570
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
91,514,440 outstanding on June 26, 2010 and
90,630,889 outstanding on December 26, 2009	915	906
Additional paid-in capital	632,240	603,772
Retained earnings	1,637,508	1,492,607
Accumulated other comprehensive income (loss)	(3,849)	64,194
Total Henry Schein, Inc. stockholders' equity	2,266,814	2,161,479
Noncontrolling interest	184	29
Total stockholders' equity	2,266,998	2,161,508
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,417,665	$3,835,985

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Net sales	$1,849,401	$1,607,434	$3,609,711	$3,092,822
Cost of sales	1,303,757	1,131,516	2,551,034	2,178,541
Gross profit	545,644	475,918	1,058,677	914,281
Operating expenses:
Selling, general and administrative	407,638	353,948	804,627	697,680
Restructuring costs	-	-	12,285	4,043
Operating income	138,006	121,970	241,765	212,558
Other income (expense):
Interest income	3,508	2,486	6,896	5,287
Interest expense	(9,185)	(6,406)	(18,272)	(13,158)
Other, net	474	(373)	359	(343)
Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests	132,803	117,677	230,748	204,344
Income taxes	(41,435)	(38,689)	(73,659)	(67,538)
Equity in earnings of affiliates	1,795	1,212	3,326	2,577
Income from continuing operations	93,163	80,200	160,415	139,383
Income from discontinued operation, net of tax	-	225	-	342
Net income	93,163	80,425	160,415	139,725
Less: Net income attributable to noncontrolling interests	(9,162)	(6,952)	(15,514)	(11,401)
Net income attributable to Henry Schein, Inc.	$84,001	$73,473	$144,901	$128,324

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$84,001	$73,324	$144,901	$128,098
Income from discontinued operation, net of tax	-	149	-	226
Net income	$84,001	$73,473	$144,901	$128,324

Earnings per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$0.93	$0.83	$1.61	$1.44
Diluted	$0.90	$0.81	$1.56	$1.42

From discontinued operation:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$0.01

From net income:
Basic	$0.93	$0.83	$1.61	$1.44
Diluted	$0.90	$0.81	$1.56	$1.43

Weighted-average common shares outstanding:
Basic	90,021	88,815	89,733	88,838
Diluted	93,352	90,534	92,984	90,021

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance, December 26, 2009	90,630,889	$906	$603,772	$1,492,607	$64,194	$29	$2,161,508

Net income (excluding $15,481 attributable to Redeemable
noncontrolling interests)	-	-	-	144,901	-	33	144,934
Foreign currency translation loss (excluding $7,696
attributable to Redeemable noncontrolling interests)	-	-	-	-	(52,534)	-	(52,534)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $7,512	-	-	-	-	(15,478)	-	(15,478)
Unrealized investment loss, net of tax benefit of $88	-	-	-	-	(323)	-	(323)
Pension adjustment gain, net of tax of $27	-	-	-	-	292	-	292
Total comprehensive income							76,891

Other adjustments	-	-	-	-	-	122	122
Change in fair value of redeemable securities	-	-	18,292	-	-	-	18,292
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(23,482)	-	-	-	(23,482)
Stock issued upon exercise of stock options,
including tax benefit of $4,138	706,077	7	25,167	-	-	-	25,174
Stock-based compensation expense	237,233	2	12,997	-	-	-	12,999
Shares withheld for payroll taxes	(59,759)	-	(4,245)	-	-	-	(4,245)
Liability for cash settlement stock option awards	-	-	(261)	-	-	-	(261)

Balance, June 26, 2010	91,514,440	$915	$632,240	$1,637,508	$(3,849)	$184	$2,266,998

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 26,	June 27,
	2010	2009

Cash flows from operating activities:
Net income	$160,415	$139,725
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	50,344	40,734
Amortization of bond discount	3,135	2,964
Stock-based compensation expense	12,999	12,303
Provision for losses on trade and other accounts receivable	2,322	1,712
Benefit from deferred income taxes	(5,831)	(5,921)
Undistributed earnings of affiliates	(3,326)	(2,577)
Other	2,649	1,491
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(33,854)	14,443
Inventories	32,264	13,248
Other current assets	(18,411)	2,470
Accounts payable and accrued expenses	(73,718)	(141,017)
Net cash provided by operating activities	128,988	79,575

Cash flows from investing activities:
Purchases of fixed assets	(17,542)	(28,403)
Payments for equity investment and business
acquisitions, net of cash acquired	(251,575)	(26,489)
Purchases of available-for-sale securities	(26,984)	-
Proceeds from sales of available-for-sale securities	1,400	4,040
Proceeds from maturities of available-for-sale securities	11,996	-
Net proceeds from foreign exchange forward contract settlements	-	275
Other	307	(2,680)
Net cash used in investing activities	(282,398)	(53,257)

Cash flows from financing activities:
Repayments of bank borrowings	(668)	(3,393)
Principal payments for long-term debt	(3,198)	(2,612)
Proceeds from issuance of stock upon exercise of stock options	21,036	3,928
Excess tax benefits related to stock-based compensation	6,351	683
Distributions to noncontrolling shareholders	(7,736)	(1,569)
Acquisitions of noncontrolling interests in subsidiaries	(10,000)	-
Other	(180)	(179)
Net cash provided by (used in) financing activities	5,605	(3,142)

Net change in cash and cash equivalents	(147,805)	23,176
Effect of exchange rate changes on cash and cash equivalents	(2,233)	1,127
Cash and cash equivalents, beginning of period	471,154	369,570
Cash and cash equivalents, end of period	$321,116	$393,873

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 26, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 25, 2010.

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

The following tables present information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009 (1)	2010	2009 (1)
Net Sales:
Healthcare distribution (2):
Dental (3)	$677,560	$622,219	$1,292,209	$1,216,175
Medical (4)	286,291	287,382	570,880	559,144
Animal health (5)	234,734	63,488	441,380	119,114
International (6)	602,435	591,794	1,211,888	1,115,513
Total healthcare distribution	1,801,020	1,564,883	3,516,357	3,009,946
Technology (7)	48,381	42,551	93,354	82,876
Total	$1,849,401	$1,607,434	$3,609,711	$3,092,822

(1)	Adjusted to reflect the effects of a discontinued operation.

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

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009 (1)	2010	2009 (1)
Operating Income:
Healthcare distribution	$121,134	$106,660	$209,972	$182,368
Technology	16,872	15,310	31,793	30,190
Total	$138,006	$121,970	$241,765	$212,558

(1)	Adjusted to reflect the effects of a discontinued operation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3.  Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $6.9 million ($4.8 million after-tax) and $13.0 million ($8.9 million after-tax) for the three and six months ended June 26, 2010, respectively, and $6.2 million ($4.2 million after-tax) and $12.3 million ($8.2 million after-tax) for the three and six months ended June 27, 2009, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of June 26, 2010 was $68.9 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3.  Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2010	2009
Expected dividend yield	0%	0%
Expected stock price volatility	20%	28%
Risk-free interest rate	2.37%	1.88%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the six months ended June 26, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,294,742	$40.66
Granted	10,000	56.03
Exercised	(706,077)	29.86
Forfeited	(38,210)	48.82
Outstanding at end of period	5,560,455	$42.00	5.1	$80,521

Options exercisable at end of period	4,786,504	$39.61	4.7	$79,207

The following tables summarize the status of our non-vested restricted stock/units for the six months ended June 26, 2010:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	597,605	$25,662
Granted	221,422	12,405
Vested	(86,138)	(4,076)
Forfeited	(11,452)	(501)
Outstanding at end of period	721,437	$33,490	$40,198

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	1,009,962	$22,271
Granted	391,204	22,741
Vested	(128,674)	(6,598)
Forfeited	(10,052)	(431)
Outstanding at end of period	1,262,440	$37,983	$70,343

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4.  Business Acquisitions and Other Transactions

Acquisitions

Effective December 31, 2009, we acquired a majority interest in Butler Animal Health Holding Company, LLC (“Butler Holding”), the holding company of Butler Animal Health Supply, LLC (“BAHS”), a distributor of companion animal health supplies to veterinarians.  BAHS further complements our domestic and international animal health operations and accordingly has been included in our Animal health business unit, which is reported as part of Healthcare distribution.  We and certain of our subsidiaries contributed certain assets and liabilities with a net book value of approximately $86.0 million related to our United States animal health business to BAHS and paid approximately $42.0 million in cash to acquire 50.1% of the equity interests in Butler Holding indirectly through W.A. Butler Company, a holding company that is partially owned by Oak Hill Capital Partners (“OHCP”).  As part of a recapitalization at closing, BAHS combined with our animal health business to form Butler Schein Animal Health (“BSAH”), while incurring approximately $127.0 million in incremental debt used primarily to finance Butler Holding stock redemptions.  As a result, BSAH had $320.0 million of debt at closing, $37.5 million of which was provided by Henry Schein, Inc. and is eliminated in the accompanying consolidated financial statements.  Total consideration for the acquisition of BAHS, including $96.1 million of value for noncontrolling interests, was $351.1 million and was allocated as follows:

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

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of June 26, 2010.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

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

In addition to the BAHS acquisition, we completed certain other acquisitions during the six months ended June 26, 2010.  The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.  All acquisitions individually and in the aggregate had an immaterial impact on our reported operating results.  Total acquisition costs incurred in the three and six months ended June 26, 2010 were immaterial to our financial results.

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

For the three and six months ended June 26, 2010, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt.  During the period, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

For the three and six months ended June 27, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Basic	90,021,051	88,814,906	89,733,189	88,837,941
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,285,918	1,719,040	2,289,266	1,183,555
Effect of assumed conversion of convertible debt	1,044,762	-	961,942	-
Diluted	93,351,731	90,533,946	92,984,397	90,021,496

Weighted-average options to purchase 989,548 shares of common stock at exercise prices ranging from $59.89 to $62.05 per share and 2,741,364 shares of common stock at exercise prices ranging from $45.85 to $62.05 per share that were outstanding during the three months ended June 26, 2010 and June 27, 2009, respectively, were excluded from the computation of diluted earnings per share.  Weighted-average options to purchase 989,548 shares of common stock at exercise prices ranging from $59.89 to $62.05 per share and 2,856,864 shares of common stock at exercise prices ranging from $40.40 to $62.05 per share that were outstanding during the six months ended June 26, 2010 and June 27, 2009, respectively, were excluded from the computation of diluted earnings per share.  In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 6.  Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation adjustments, unrealized gains (losses) on hedging activity, investments and pension adjustments.

The following table summarizes our Accumulated other comprehensive income (loss), net of applicable taxes as of:

	June 26,	December 26,
	2010	2009
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(5,803)	$1,893

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$2,195	$54,729
Unrealized gain (loss) from foreign currency hedging activities	(941)	14,537
Unrealized investment loss	(1,644)	(1,321)
Pension adjustment loss	(3,459)	(3,751)
Accumulated other comprehensive income (loss)	$(3,849)	$64,194

Total Accumulated other comprehensive income (loss)	$(9,652)	$66,087

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009

Foreign currency translation adjustment	$(4,209)	$4,322	$(7,696)	$1,174

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009	2010	2009
Comprehensive income attributable to
Henry Schein, Inc.	$50,845	$131,811	$76,858	$144,122
Comprehensive income attributable to
noncontrolling interests	20	20	33	26
Comprehensive income attributable to
Redeemable noncontrolling interests	4,933	11,254	7,785	12,549
Comprehensive income	$55,798	$143,085	$84,676	$156,697

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

Available-for-sale securities

As of June 26, 2010, we have approximately $19.7 million ($17.6 million net of temporary impairments) invested in auction-rate securities (“ARS”), which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $17.7 million ($15.5 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During 2010, we have received approximately $0.4 million and $1.0 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

As of June 26, 2010, we have continued to classify our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 26, 2009 of $2.2 million related to our closed-end municipal bond funds and our student loan portfolios was decreased to $2.1 million during the six months ended June 26, 2010.  The temporary impairment has been recorded as part of Accumulated other comprehensive income (loss) within the equity section of our consolidated balance sheet.

As of June 26, 2010, we have approximately $15.0 million invested in treasury securities and agency securities.  These securities, which we intend to hold to maturity, have a maturity period of six months or less.  As of June 26, 2010, we have classified our investments in treasury securities and agency securities as Level 1 within the fair value hierarchy.

Money market fund

As of June 26, 2010, we had approximately $0.3 million invested in the Reserve Primary Fund.  This money market fund included in its holdings commercial paper of Lehman Brothers.  As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00.  Currently, this fund is in the process of being liquidated.  During the six months ended June 26, 2010, we have received approximately $1.7 million of distributions from the Reserve Primary Fund.  As of June 26, 2010, the value of our holdings in this fund are included within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

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

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of June 26, 2010 and December 26, 2009 was estimated at $596.7 million and $307.5 million.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs.  We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates.  Our derivative instruments primarily include interest rate swap agreements related to our long-term fixed rate debt, interest rate caps related to our long-term floating rate debt and foreign currency forward and swap agreements related to intercompany loans and certain forecasted inventory purchase commitments with suppliers.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 26, 2010 and December 26, 2009:

	June 26, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$14,989	$-	$17,551	$32,540
Money market fund	-	-	65	65
Derivative contracts	-	2,336	-	2,336
Total assets	$14,989	$2,336	$17,616	$34,941

Liabilities:
Derivative contracts	$-	$4,504	$-	$4,504
Total liabilities	$-	$4,504	$-	$4,504

Redeemable noncontrolling interests	$-	$-	$341,099	$341,099

	December 26, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$18,848	$18,848
Money market fund	-	-	1,746	1,746
Derivative contracts	-	6,177	-	6,177
Total assets	$-	$6,177	$20,594	$26,771

Liabilities:
Derivative contracts	$-	$3,829	$-	$3,829
Total liabilities	$-	$3,829	$-	$3,829

Redeemable noncontrolling interests	$-	$-	$178,570	$178,570

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

As of June 26, 2010, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 26, 2009 of $2.2 million was decreased by $0.1 million to $2.1 million during the six months ended June 26, 2010.

We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc.  During the six months ended June 26, 2010, we received approximately $1.7 million of distributions from The Reserve Primary Fund, leaving a remaining balance of approximately $0.3 million as of June 26, 2010.  The following table presents a reconciliation of our assets measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 27, 2008	$266,581
Transfers to Level 3	-
Change in redeemable noncontrolling interests	(54,465)
Redemptions at par	(13,227)
Gains and (losses):
Reported in earnings - Reserve Primary Fund reduction	500
Reported in accumulated other comprehensive income	(225)
Balance, December 26, 2009	$199,164
Transfers in (out)	-
Change in redeemable noncontrolling interests	162,529
Redemptions at par	(3,080)
Gain reported in accumulated other comprehensive income (loss)	102
Balance, June 26, 2010	$358,715

(1) Level 3 amounts consist of closed-end municipal bond funds, student loan backed auction-rate securities, money market fund and redeemable noncontrolling interests.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 8.  Income Taxes

For the six months ended June 26, 2010, our effective tax rate from continuing operations was 31.9% compared to 33.1% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of June 26, 2010 was approximately $22.8 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties resulting from unrecognized tax benefits were approximately $4.1 million and $0, respectively, for the six months ended June 26, 2010.  It is expected that the amount of interest will change in the next twelve months.  However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 1998 and forward for certain foreign jurisdictions.

Note 9.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 26, 2010	June 27, 2009
Interest	$9,824	$13,254
Income taxes	62,642	60,202

During the six months ended June 26, 2010, we had a $23.0 million non-cash net unrealized loss related to hedging activities.  During the six months ended June 27, 2009, we had a $9.9 million non-cash net unrealized gain related to hedging activities.

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

For the six months ended June 26, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 26, 2010 and the remaining accrued balance of restructuring costs as of June 26, 2010, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 26, 2009	Provision	Payments and Other Adjustments	Balance at June 26, 2010
Severance costs (1)	$2,165	$8,800	$4,837	$6,128
Facility closing costs (2)	2,030	3,355	1,647	3,738
Other professional and
consulting costs	102	130	101	131
Total	$4,297	$12,285	$6,585	$9,997

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

We expect that the majority of these costs will be paid in 2010.

The following table shows, by reportable segment, the restructuring costs incurred during our 2010 fiscal year and the remaining accrued balance of restructuring costs as of June 26, 2010:

	Balance at December 26, 2009	Provision	Payments and Other Adjustments	Balance at June 26, 2010
Healthcare distribution	$4,225	$12,063	$6,419	$9,869
Technology	72	222	166	128
Total	$4,297	$12,285	$6,585	$9,997

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 11.  Derivatives and Hedging Activities (Continued)

The following tables present the fair value of our derivative instruments:

	Asset Derivatives		Liability Derivatives
	June 26, 2010		June 26, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments:
Interest rate contracts	Prepaid expenses and other	$230	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	448	Accrued expenses other	2,678
Total		678		2,678

Derivatives not designated as
hedging instruments:
Foreign exchange contracts	Prepaid expenses and other	1,658	Accrued expenses other	1,826
Total derivatives		$2,336		$4,504

	Asset Derivatives		Liability Derivatives
	June 27, 2009		June 27, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments:
Interest rate contracts	Prepaid expenses and other	$708	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	1,487	Accrued expenses other	6,460
Total		2,195		6,460

Derivatives not designated as
hedging instruments:
Foreign exchange contracts	Prepaid expenses and other	372	Accrued expenses other	2,427
Total derivatives		$2,567		$8,887

Fair Value Hedges

Our fair value hedges consist primarily of interest rate swaps.  Gains associated with these interest rate swaps are recorded in Other, net within our consolidated statements of income and totaled $0.2 million and for the three months ended June 26, 2010.  Gains associated with these interest rate swaps totaled $0.3 million for the six months ended June 26, 2010.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 11.  Derivatives and Hedging Activities (Continued)

Cash Flow Hedges

Our cash flow hedges consist of foreign exchange contracts.  The amounts recorded in Accumulated other comprehensive income (loss) (“AOCI”) primarily represent the change in spot rates at the time of the initial hedge compared to the spot rate when marked to market.  The loss recognized in AOCI (effective portion) for the three and six months ended June 26, 2010 was $1.7 million and $2.3 million, respectively.  The gain (loss) recognized in AOCI (effective portion) for the three and six months ended June 27, 2009 was $(5.7) million and $0.5 million, respectively.

The activity recorded within our consolidated statements of income relating to cash flow hedges include amounts reclassified from AOCI (effective portion) and forward points (ineffective portion).  The following table presents the effect of our cash flow hedges:

Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 26, 2010	Six Months Ended June 26, 2010		Three Months Ended June 26, 2010	Six Months Ended June 26, 2010
Other, net	$81	$(70)	Interest income	$3	$12
Cost of sales	(183)	(272)	Other, net	2	4

Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended June 27, 2009	Six Months Ended June 27, 2009		Three Months Ended June 27, 2009	Six Months Ended June 27, 2009
Other, net	$231	$1,892	Interest expense	$125	$17
Cost of sales	(66)	210	Other, net	16	(14)

Economic Hedges

We are also a party to contracts that serve as economic hedges that we have not designated as hedges for accounting purposes, which consist of foreign exchange contracts.  Losses associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $0.2 million and $0.3 million for the three and six months ended June 26, 2010, respectively.  Gains (losses) associated with these foreign exchange contracts totaled $(2.2) million and $2.3 million for the three and six months ended June 27, 2009, respectively.  Forward points related to these foreign exchange contracts, which are recorded in Interest expense within our consolidated statements of income, totaled $29 and $71 for the three and six months ended June 26, 2010, respectively.  Forward points related to these foreign exchange contracts totaled $0.2 million and $0.5 million for the three and six months ended June 27, 2009, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 12.  Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 26, 2010 and the year ended December 26, 2009 are presented in the following table:

	June 26, 2010	December 26, 2009
Balance, beginning of period	$178,570	$233,035
Net increase (decrease) in noncontrolling interests due to
business acquisitions or redemptions	180,996	(72,427)
Net income attributable to noncontrolling interests	15,481	21,975
Dividends paid	(7,960)	(5,973)
Effect of foreign currency translation attributable to
noncontrolling interests	(7,696)	2,541
Change in fair value of redeemable securities	(18,292)	(581)
Balance, end of period	$341,099	$178,570

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

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

There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  An increasing number of states, including Florida, have already adopted laws and regulations, including drug pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  Other states have passed or are reviewing the same type of requirements.  Bills have been introduced in Congress that would impose similar requirements at the federal level.

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

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations for the three and six months ended June 26, 2010 and June 27, 2009 and cash flows for the six months ended June 26, 2010 and June 27, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 27,	June 26,	June 27,
	2010	2009 (1)	2010	2009 (1)
Operating results:
Net sales	$1,849,401	$1,607,434	$3,609,711	$3,092,822
Cost of sales	1,303,757	1,131,516	2,551,034	2,178,541
Gross profit	545,644	475,918	1,058,677	914,281
Operating expenses:
Selling, general and administrative	407,638	353,948	804,627	697,680
Restructuring costs	-	-	12,285	4,043
Operating income	$138,006	$121,970	$241,765	$212,558

Other expense, net	$(5,203)	$(4,293)	$(11,017)	$(8,214)
Income from continuing operations	93,163	80,200	160,415	139,383
Income from continuing operations attributable
to Henry Schein, Inc.	84,001	73,324	144,901	128,098

Cash flows:
Net cash provided by operating activities			$128,988	$79,575
Net cash used in investing activities			(282,398)	(53,257)
Net cash provided by (used in) financing activities			5,605	(3,142)

(1)	Adjusted to reflect the effects of a discontinued operation.

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

For the six months ended June 26, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended June 26, 2010 Compared to Three Months Ended June 27, 2009

Net Sales

Net sales from continuing operations for the three months ended June 26, 2010 and June 27, 2009 were as follows (in thousands):

	June 26,	% of	June 27,	% of	Increase / (Decrease)
	2010	Total	2009 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$677,560	36.6%	$622,219	38.7%	$55,341	8.9%
Medical (4)	286,291	15.5	287,382	17.9	(1,091)	(0.4)
Animal health (5)	234,734	12.7	63,488	4.0	171,246	269.7
International (6)	602,435	32.6	591,794	36.8	10,641	1.8
Total healthcare distribution	1,801,020	97.4	1,564,883	97.4	236,137	15.1
Technology (7)	48,381	2.6	42,551	2.6	5,830	13.7
Total	$1,849,401	100.0%	$1,607,434	100.0%	$241,967	15.1

(1)	Adjusted to reflect the effects of a discontinued operation.

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

The $242.0 million, or 15.1%, increase in net sales for the three months ended June 26, 2010 includes an increase of 15.6% local currency growth (2.1% increase in internally generated revenue and 13.5% growth from acquisitions) as well as a decrease of 0.5% related to foreign currency exchange.

The $55.3 million, or 8.9%, increase in dental net sales for the three months ended June 26, 2010 includes an increase of 7.5% in local currencies (2.8% increase in internally generated revenue and 4.7% growth from acquisitions) as well as an increase of 1.4% related to foreign currency exchange.  The 7.5% increase in local currency sales was due to increases in dental equipment sales and service revenues of 8.6% (8.0% increase in internally generated revenue and 0.6% growth from acquisitions) and dental consumable merchandise sales growth of 7.1% (1.3% increase in internally generated revenue and 5.8% growth from acquisitions).

The $1.1 million, or 0.4%, decrease in medical net sales for the three months ended June 26, 2010 includes a decrease in internally generated revenue of 4.2% offset by acquisition growth of 3.8%.  Medical sales for the three months ended June 26, 2010 were negatively impacted by reduced sales of products related to the H1N1 virus, which were significant in the comparable prior year period.

The $171.2 million, or 269.7%, increase in animal health sales for the three months ended June 26, 2010 was due to the acquisition of a majority interest in Butler Animal Health Supply, LLC as of December 31, 2009.

The $10.6 million, or 1.8%, increase in international net sales for the three months ended June 26, 2010 includes sales growth of 4.7% in local currencies (4.1% internally generated growth and 0.6% growth from acquisitions) offset by a decrease of 2.9% related to foreign currency exchange.

The $5.8 million, or 13.7%, increase in technology net sales for the three months ended June 26, 2010 includes an increase of 13.2% local currency growth (8.0% internally generated growth and 5.2% growth from acquisitions) as well as an increase of 0.5% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended June 26, 2010 and June 27, 2009 were as follows (in thousands):

	June 26,	Gross	June 27,	Gross	Increase / (Decrease)
	2010	Margin %	2009 (1)	Margin %	$	%

Healthcare distribution	$512,147	28.4%	$445,135	28.4%	$67,012	15.1%
Technology	33,497	69.2	30,783	72.3	2,714	8.8
Total	$545,644	29.5	$475,918	29.6	$69,726	14.7

(1)	Adjusted to reflect the effects of a discontinued operation.

For the three months ended June 26, 2010, gross profit increased $69.7 million, or 14.7%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products, as well as certain financial services. For a number of reasons, the software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $67.0 million, or 15.1%, for the three months ended June 26, 2010 from the comparable prior year period.  Healthcare distribution gross profit margin remained constant at 28.4% compared with the comparable prior year period.

Technology gross profit increased $2.7 million, or 8.8%, for the three months ended June 26, 2010 from the comparable prior year period.  Technology gross profit margin decreased to 69.2% for the three months ended June 26, 2010 from 72.3% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended June 26, 2010 and June 27, 2009 were as follows (in thousands):

		% of		% of
	June 26,	Respective	June 27,	Respective	Increase / (Decrease)
	2010	Net Sales	2009 (1)	Net Sales	$	%

Healthcare distribution	$391,012	21.7%	$338,475	21.6%	$52,537	15.5%
Technology	16,626	34.4	15,473	36.4	1,153	7.5
Total	$407,638	22.0	$353,948	22.0	$53,690	15.2

(1)	Adjusted to reflect the effects of a discontinued operation.

Selling, general and administrative expenses increased $53.7 million, or 15.2%, to $407.6 million for the three months ended June 26, 2010 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses remained constant at 22.0% compared with the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $32.2 million, or 13.7%, to $268.0 million for the three months ended June 26, 2010 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.5% from 14.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $21.5 million, or 18.2%, to $139.6 million for the three months ended June 26, 2010 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.5% from 7.3% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended June 26, 2010 and June 27, 2009 were as follows (in thousands):

	June 26,	June 27,	Increase / (Decrease)
	2010	2009 (1)	$	%

Interest income	$3,508	$2,486	$1,022	41.1%
Interest expense	(9,185)	(6,406)	(2,779)	(43.4)
Other, net	474	(373)	847	227.1
Other expense, net	$(5,203)	$(4,293)	$(910)	(21.2)

(1)	Adjusted to reflect the effects of a discontinued operation.

Other expense, net increased $0.9 million for the three months ended June 26, 2010 from the comparable prior year period.  Interest expense increased $2.8 million due to interest associated with the acquisition of a majority interest in Butler Animal Health Supply, LLC partially offset by reduced interest expense resulting from repayment of our $130.0 million senior notes on June 30, 2009.  Interest income increased $1.0 million as a result of increased late fee income partially offset by lower interest income on our invested funds.

Income Taxes

For the three months ended June 26, 2010, our effective tax rate from continuing operations was 31.2% compared to 32.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes.

Six Months Ended June 26, 2010 Compared to Six Months Ended June 27, 2009

Net Sales

Net sales from continuing operations for the six months ended June 26, 2010 and June 27, 2009 were as follows (in thousands):

	June 26,	% of	June 27,	% of	Increase / (Decrease)
	2010	Total	2009 (1)	Total	$	%
Healthcare distribution (2):
Dental (3)	$1,292,209	35.8%	$1,216,175	39.3%	$76,034	6.3%
Medical (4)	570,880	15.8	559,144	18.1	11,736	2.1
Animal health (5)	441,380	12.2	119,114	3.8	322,266	270.6
International (6)	1,211,888	33.6	1,115,513	36.1	96,375	8.6
Total healthcare distribution	3,516,357	97.4	3,009,946	97.3	506,411	16.8
Technology (7)	93,354	2.6	82,876	2.7	10,478	12.6
Total	$3,609,711	100.0%	$3,092,822	100.0%	$516,889	16.7

(1)	Adjusted to reflect the effects of a discontinued operation.

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

The $516.9 million, or 16.7%, increase in net sales for the six months ended June 26, 2010 includes an increase of 15.1% local currency growth (2.6% increase in internally generated revenue and 12.5% growth from acquisitions) as well as an increase of 1.6% related to foreign currency exchange.

The $76.0 million, or 6.3%, increase in dental net sales for the six months ended June 26, 2010 includes an increase of 4.7% in local currencies (2.0% increase in internally generated revenue and 2.7% growth from acquisitions) as well as an increase of 1.6% related to foreign currency exchange.  The 4.7% increase in local currency sales was due to increases in dental equipment sales and service revenues of 4.8% (4.4% increase in internally generated revenue and 0.4% growth from acquisitions) and dental consumable merchandise sales growth of 4.6% (1.3% increase in internally generated revenue and 3.3% growth from acquisitions).

The $11.7 million, or 2.1%, increase in medical net sales for the six months ended June 26, 2010 includes a decrease in internally generated revenue of 1.0% offset by acquisition growth of 3.1%.

The $322.3 million, or 270.6%, increase in animal health sales for the six months ended June 26, 2010 includes acquisition growth of 269.4%, due to the acquisition of a majority interest in Butler Animal Health Supply, LLC as of December 31, 2009, as well as internally generated revenue of 1.2%.

The $96.4 million, or 8.6%, increase in international net sales for the six months ended June 26, 2010 includes sales growth of 6.0% in local currencies (5.1% internally generated growth and 0.9% growth from acquisitions) as well as an increase of 2.6% related to foreign currency exchange.

The $10.5 million, or 12.6%, increase in technology net sales for the six months ended June 26, 2010 includes an increase of 11.2% local currency growth (6.3% internally generated growth and 4.9% growth from acquisitions) as well as an increase of 1.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the six months ended June 26, 2010 and June 27, 2009 were as follows (in thousands):

	June 26,	Gross	June 27,	Gross	Increase / (Decrease)
	2010	Margin %	2009 (1)	Margin %	$	%

Healthcare distribution	$994,157	28.3%	$854,337	28.4%	$139,820	16.4%
Technology	64,520	69.1	59,944	72.3	4,576	7.6
Total	$1,058,677	29.3	$914,281	29.6	$144,396	15.8

(1)	Adjusted to reflect the effects of a discontinued operation.

For the six months ended June 26, 2010, gross profit increased $144.4 million, or 15.8%, from the comparable prior year period.

Healthcare distribution gross profit increased $139.8 million, or 16.4%, for the six months ended June 26, 2010 from the comparable prior year period.  Healthcare distribution gross profit margin decreased to 28.3% for the six months ended June 26, 2010 from 28.4% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit increased $4.6 million, or 7.6%, for the six months ended June 26, 2010 from the comparable prior year period.  Technology gross profit margin decreased to 69.1% for the six months ended June 26, 2010 from 72.3% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the six months ended June 26, 2010 and June 27, 2009 were as follows (in thousands):

		% of		% of
	June 26,	Respective	June 27,	Respective	Increase / (Decrease)
	2010	Net Sales	2009 (1)	Net Sales	$	%

Healthcare distribution	$772,122	22.0%	$667,926	22.2%	$104,196	15.6%
Technology	32,505	34.8	29,754	35.9	2,751	9.2
Total	$804,627	22.3	$697,680	22.6	$106,947	15.3

(1)	Adjusted to reflect the effects of a discontinued operation.

Selling, general and administrative expenses increased $106.9 million, or 15.3%, to $804.6 million for the six months ended June 26, 2010 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 22.3% from 22.6% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $66.7 million, or 14.4%, to $529.1 million for the six months ended June 26, 2010 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.7% from 15.0% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $40.2 million, or 17.1%, to $275.5 million for the six months ended June 26, 2010 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses remained constant at 7.6% compared with the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the six months ended June 26, 2010 and June 27, 2009 were as follows (in thousands):

	June 26,	June 27,	Increase / (Decrease)
	2010	2009 (1)	$	%

Interest income	$6,896	$5,287	$1,609	30.4%
Interest expense	(18,272)	(13,158)	(5,114)	(38.9)
Other, net	359	(343)	702	204.7
Other expense, net	$(11,017)	$(8,214)	$(2,803)	(34.1)

(1)	Adjusted to reflect the effects of a discontinued operation.

Other expense, net increased $2.8 million for the six months ended June 26, 2010 from the comparable prior year period.  Interest expense increased $5.1 million due to interest associated with the acquisition of a majority interest in Butler Animal Health Supply, LLC partially offset by reduced interest expense resulting from repayment of our $130.0 million senior notes on June 30, 2009.  Interest income increased $1.6 million as a result of increased late fee income partially offset by lower interest income on our invested funds.

Income Taxes

For the six months ended June 26, 2010, our effective tax rate from continuing operations was 31.9% compared to 33.1% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes.

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

Net cash flow provided by operating activities was $129.0 million for the six months ended June 26, 2010, compared to $79.6 million for the comparable prior year period.  This net change of $49.4 million was primarily attributable to favorable working capital changes and net income improvements.

Net cash used in investing activities was $282.4 million for the six months ended June 26, 2010, compared to $53.3 million for the comparable prior year period.  The net change of $229.1 million was primarily due to an increase in payments for business acquisitions and purchases of marketable securities, partially offset by a maturation of marketable securities and a decrease in capital expenditures.  We expect to invest approximately $25 million to $35 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash provided by financing activities was $5.6 million for the six months ended June 26, 2010, compared to net cash used in financing activities of $3.1 million for the comparable prior year period.  The net change of $8.7 million was primarily due to an increase in proceeds received from the exercise of stock options and increased tax benefits related to stock-based compensation, partially offset by an increase in acquisitions of noncontrolling interests in subsidiaries and increased distributions to noncontrolling shareholders.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 26,	December 26,
	2010	2009

Cash and cash equivalents	$321,116	$471,154
Available-for-sale securities - short-term	14,989	-
Available-for-sale securities - long-term	17,551	18,848
Working capital	1,186,348	1,127,279

Debt:
Bank credit lines	$255	$932
Current maturities of long-term debt	25,215	23,560
Long-term debt	523,421	243,373
Total debt	$548,891	$267,865

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

As of June 26, 2010, we have approximately $19.7 million ($17.6 million net of temporary impairments) invested in auction-rate securities (“ARS”).  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $17.7 million ($15.5 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of June 26, 2010, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

As of June 26, 2010, we have approximately $15.0 million invested in treasury securities and agency securities.  These securities, which we intend to hold to maturity, have a maturity period of six months or less.

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

Our accounts receivable days sales outstanding from continuing operations decreased to 39.7 days as of June 26, 2010 from 41.9 days as of June 27, 2009.  Our inventory turns from continuing operations increased to 6.4 as of June 26, 2010 from 6.0 as of June 27, 2009.  Our working capital accounts may be impacted by current and future economic conditions.

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

Upon conversion, we are required to satisfy our conversion obligation with respect to the principal amount of the notes to be converted, in cash, with any remaining amount to be satisfied in shares of our common stock.  We currently have sufficient availability of funds through our $400.0 million revolving credit facility (discussed below) along with cash on hand to fully satisfy our debt obligations, including the cash portion of our convertible debt.  We also will pay contingent interest during any six-month-interest period beginning August 20, 2010, if the average trading price of the notes is above specified levels.  We may redeem some or all of the notes on or after August 20, 2010.  The note holders may require us to purchase all or a portion of the notes on August 15, 2010, 2014, 2019, 2024 and 2029 or, subject to specified exceptions, upon a change of control event.  If we are required by the note holders to purchase all or a portion of the notes, we expect to use our existing credit line to fund such purchase; therefore, we have classified our convertible debt as long-term in our consolidated balance sheet.  We plan to call the notes for redemption before the end of the third quarter 2010.

Our $20.0 million of remaining senior notes bear interest at a fixed rate of 6.7% per annum and mature on September 27, 2010.  Interest on our senior notes is payable semi-annually.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  This credit line replaced our then existing $300.0 million revolving credit line, which would have expired in May 2010.  As of June 26, 2010, there were no borrowings outstanding under this revolving credit facility and there were $9.1 million of letters of credit provided to third parties.

Effective December 31, 2009, Butler Animal Health Supply, LLC, a majority-owned subsidiary whose financials are consolidated with ours, incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in Butler Animal Health Supply, LLC.  The resulting consolidated balance of $280.3 million is reflected in our consolidated balance sheet as of June 26, 2010.

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of June 26, 2010.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

Under our common stock repurchase programs approved by our Board of Directors, we have $57.7 million available for future common stock share repurchases.  During the quarter ended June 26, 2010, we did not repurchase any of our common stock.

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.   The components of the change in the fair value of the Redeemable noncontrolling interests for the six months ended June 26, 2010 and the year ended December 26, 2009 are presented in the following table:

	June 26, 2010	December 26, 2009
Balance, beginning of period	$178,570	$233,035
Net increase (decrease) in noncontrolling interests due to
business acquisitions or redemptions	180,996	(72,427)
Net income attributable to noncontrolling interests	15,481	21,975
Dividends paid	(7,960)	(5,973)
Effect of foreign currency translation attributable to
noncontrolling interests	(7,696)	2,541
Change in fair value of redeemable securities	(18,292)	(581)
Balance, end of period	$341,099	$178,570

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For 2009 and future acquisitions, as required by ASC Topic 805, “Business Combinations,” we have and will accrue liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

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

Recently Issued Accounting Standards

During our fiscal quarter ended June 26, 2010, there were no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements.

Accounting Pronouncements Adopted

During our fiscal quarter ended June 26, 2010, we did not adopt any accounting pronouncements that had a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 26, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 26, 2010 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems integrations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended June 26, 2010, we completed the acquisition of a North American dental business with approximate aggregate annual revenues of $121.0 million.  In addition, post acquisition integration related activities continued for the North American animal health business that we acquired on December 31, 2009 representing aggregate annual revenues of approximately $840.0 million.  These acquired businesses utilize separate information and financial accounting systems, and have been included in our consolidated financial statements.  Finally, integration activities were completed during the quarter ended June 26, 2010 for North American dental and medical businesses with approximate aggregate annual revenues of $33.0 million.

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

As of June 26, 2010, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

Except as previously disclosed in Item 1A on Form 10-Q for our first fiscal quarter ended March 27, 2010, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2009 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On both October 31, 2005 and March 28, 2007, our Board of Directors authorized an additional $100.0 million, for a total of $300.0 million, of shares of our common stock to be repurchased under this program.  As of June 26, 2010, we had repurchased $242.3 million of common stock (5,633,952 shares) under this initiative, with $57.7 million available for future common stock share repurchases.

During the fiscal quarter ended June 26, 2010, we did not repurchase any of our common stock.  The maximum number of shares that may yet be purchased under this program, as shown below, is determined at the end of each month based on the closing price of our common stock at that time.

Maximum Number
of Shares that May Yet
Fiscal Month	Be Purchased Under Our Program

03/28/10 through 04/24/10	925,395
04/25/10 through 05/29/10	1,023,496
05/30/10 through 06/26/10	1,036,170

ITEM 6.  EXHIBITS

Exhibits.

                10.1   Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010.*

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

Dated: August 2, 2010