Form 10-Q
period 2010-09-25
HENRY SCHEIN INC
filed 2010-10-29
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010
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

As of October 22, 2010, there were 92,273,142 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 25,	December 26,
	2010	2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$203,730	$471,154
Accounts receivable, net of reserves of $54,226 and $51,724	923,026	725,397
Inventories, net	849,541	775,199
Deferred income taxes	40,860	48,001
Prepaid expenses and other	230,617	183,782
Total current assets	2,247,774	2,203,533
Property and equipment, net	254,004	259,576
Goodwill	1,425,651	986,395
Other intangibles, net	413,701	204,445
Investments and other	263,329	182,036
Total assets	$4,604,459	$3,835,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$532,274	$521,079
Bank credit lines	201,142	932
Current maturities of long-term debt	25,122	23,560
Accrued expenses:
Payroll and related	154,103	155,298
Taxes	107,040	86,034
Other	267,966	289,351
Total current liabilities	1,287,647	1,076,254
Long-term debt	383,495	243,373
Deferred income taxes	190,565	100,976
Other liabilities	75,582	75,304
Total liabilities	1,937,289	1,495,907

Redeemable noncontrolling interests	299,101	178,570
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
92,366,321 outstanding on September 25, 2010 and
90,630,889 outstanding on December 26, 2009	924	906
Additional paid-in capital	592,646	603,772
Retained earnings	1,722,146	1,492,607
Accumulated other comprehensive income	50,932	64,194
Total Henry Schein, Inc. stockholders' equity	2,366,648	2,161,479
Noncontrolling interest	1,421	29
Total stockholders' equity	2,368,069	2,161,508
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,604,459	$3,835,985

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

Net sales	$1,893,511	$1,659,433	$5,503,222	$4,752,255
Cost of sales	1,356,055	1,183,166	3,907,089	3,361,707
Gross profit	537,456	476,267	1,596,133	1,390,548
Operating expenses:
Selling, general and administrative	400,088	362,382	1,204,715	1,060,062
Restructuring costs	-	-	12,285	4,043
Operating income	137,368	113,885	379,133	326,443
Other income (expense):
Interest income	3,422	2,387	10,318	7,674
Interest expense	(7,824)	(5,171)	(26,096)	(18,329)
Other, net	29	1,938	388	1,595
Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests	132,995	113,039	363,743	317,383
Income taxes	(42,226)	(15,864)	(115,885)	(83,402)
Equity in earnings of affiliates	3,721	1,200	7,047	3,777
Income from continuing operations	94,490	98,375	254,905	237,758
Income from discontinued operation, net of tax	-	2,373	-	2,715
Net income	94,490	100,748	254,905	240,473
Less: Net income attributable to noncontrolling interests	(6,597)	(4,327)	(22,111)	(15,728)
Net income attributable to Henry Schein, Inc.	$87,893	$96,421	$232,794	$224,745

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$87,893	$94,045	$232,794	$222,143
Income from discontinued operation, net of tax	-	2,376	-	2,602
Net income	$87,893	$96,421	$232,794	$224,745

Earnings per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$0.97	$1.06	$2.59	$2.50
Diluted	$0.94	$1.03	$2.50	$2.45

From discontinued operation:
Basic	$-	$0.03	$-	$0.03
Diluted	$-	$0.02	$-	$0.03

From net income:
Basic	$0.97	$1.09	$2.59	$2.53
Diluted	$0.94	$1.05	$2.50	$2.48

Weighted-average common shares outstanding:
Basic	90,326	88,796	89,932	88,843
Diluted	93,270	91,513	93,098	90,576

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interest	Total Stockholders' Equity
	Shares	Amount
Balance, December 26, 2009	90,630,889	$906	$603,772	$1,492,607	$64,194	$29	$2,161,508

Net income (excluding $21,842 attributable to Redeemable
noncontrolling interests)	-	-	-	232,794	-	269	233,063
Foreign currency translation loss (excluding $1,678
attributable to Redeemable noncontrolling interests)	-	-	-	-	(9,929)	-	(9,929)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $1,932	-	-	-	-	(3,857)	-	(3,857)
Unrealized investment gain, net of tax of $411	-	-	-	-	460	-	460
Pension adjustment gain, net of tax benefit of $9	-	-	-	-	64	-	64
Total comprehensive income							219,801

Dividends paid	-	-	-	-	-	(394)	(394)
Other adjustments	-	-	-	-	-	1,517	1,517
Change in fair value of redeemable securities	-	-	(50,750)	-	-	-	(50,750)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(22,222)	-	-	-	(22,222)
Shares issued upon conversion of convertible debt
senior notes	732,422	7	12,129	-	-	-	12,136
Shares issued to 401(k)	107,662	1	5,720	-	-	-	5,721
Repurchase and retirement of common stock	(86,171)	-	(1,564)	(3,255)	-	-	(4,819)
Stock issued upon exercise of stock options,
including tax benefit of $5,141	840,501	8	30,483	-	-	-	30,491
Stock-based compensation expense	201,081	2	19,743	-	-	-	19,745
Shares withheld for payroll taxes	(60,063)	-	(4,260)	-	-	-	(4,260)
Liability for cash settlement stock option awards	-	-	(405)	-	-	-	(405)

Balance, September 25, 2010	92,366,321	$924	$592,646	$1,722,146	$50,932	$1,421	$2,368,069

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 25,	September 26,
	2010	2009
Cash flows from operating activities:
Net income	$254,905	$240,473
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of discontinued operation, net of tax	-	(2,382)
Depreciation and amortization	75,510	60,930
Amortization of bond discount	4,007	4,473
Stock-based compensation expense	19,745	18,344
Provision for losses on trade and other accounts receivable	2,929	2,754
Benefit from deferred income taxes	(2,068)	(29,633)
Stock issued to 401(k) plan	5,721	5,301
Undistributed earnings of affiliates	(7,047)	(3,777)
Other	5,275	2,535
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(104,719)	(12,788)
Inventories	5,799	(10,234)
Other current assets	(37,526)	(806)
Accounts payable and accrued expenses	(45,706)	(56,813)
Net cash provided by operating activities	176,825	218,377

Cash flows from investing activities:
Purchases of fixed assets	(26,926)	(38,417)
Payments for equity investment and business
acquisitions, net of cash acquired	(353,305)	(45,458)
Cash received from business divestiture	-	12,716
Purchases of available-for-sale securities	(26,984)	-
Proceeds from sales of available-for-sale securities	5,950	8,730
Proceeds from maturities of available-for-sale securities	26,984	-
Net proceeds from foreign exchange forward contract settlements	-	275
Other	319	(11,258)
Net cash used in investing activities	(373,962)	(73,412)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	200,195	(3,829)
Proceeds from issuance of long-term debt	100,000	-
Principal payments for long-term debt	(244,699)	(153,452)
Proceeds from issuance of stock upon exercise of stock options	25,350	9,689
Payments for repurchases of common stock	(4,819)	-
Excess tax benefits related to stock-based compensation	7,586	2,821
Distributions to noncontrolling shareholders	(9,739)	(1,858)
Acquisitions of noncontrolling interests in subsidiaries	(149,845)	(52,453)
Other	(269)	(269)
Net cash used in financing activities	(76,240)	(199,351)

Net change in cash and cash equivalents	(273,377)	(54,386)
Effect of exchange rate changes on cash and cash equivalents	5,953	2,423
Cash and cash equivalents, beginning of period	471,154	369,570
Cash and cash equivalents, end of period	$203,730	$317,607

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 25, 2010 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 25, 2010.

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

The following tables present information about our reportable segments:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Net Sales:
Healthcare distribution (1):
Dental (2)	$665,940	$622,065	$1,958,149	$1,838,240
Medical (3)	391,863	347,917	962,743	907,061
Animal health (4)	225,210	62,700	666,590	181,814
International (5)	561,353	583,540	1,773,241	1,699,053
Total healthcare distribution	1,844,366	1,616,222	5,360,723	4,626,168
Technology (6)	49,145	43,211	142,499	126,087
Total	$1,893,511	$1,659,433	$5,503,222	$4,752,255

(1)
Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products sold in the United States’ medical market.

(4)	Consists of products sold in the United States’ animal health market.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)
Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Operating Income:
Healthcare distribution	$121,012	$98,250	$330,984	$280,618
Technology	16,356	15,635	48,149	45,825
Total	$137,368	$113,885	$379,133	$326,443

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3.  Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $6.7 million ($4.6 million after-tax) and $19.7 million ($13.5 million after-tax) for the three and nine months ended September 25, 2010, respectively, and $6.0 million ($4.1 million after-tax) and $18.3 million ($12.4 million after-tax) for the three and nine months ended September 26, 2009, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of September 25, 2010 was $58.9 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 3.  Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2010	2009
Expected dividend yield	0%	0%
Expected stock price volatility	20%	28%
Risk-free interest rate	2.37%	1.88%
Expected life of options (years)	4.5	4.5

The following table summarizes stock option activity under the Plans during the nine months ended September 25, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	6,294,742	$40.66
Granted	10,000	56.03
Exercised	(840,501)	30.21
Forfeited	(41,867)	49.60
Outstanding at end of period	5,422,374	$42.24	4.9	$84,441

Options exercisable at end of period	4,656,508	$39.83	4.5	$82,751

The following tables summarize the status of our non-vested restricted stock/units for the nine months ended September 25, 2010:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	597,605	$25,662
Granted	222,250	12,458
Vested	(86,999)	(4,118)
Forfeited	(12,764)	(565)
Outstanding at end of period	720,092	$33,437	$41,283

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	1,009,962	$22,271
Granted	339,631	20,319
Vested	(129,123)	(6,622)
Forfeited	(10,853)	(469)
Outstanding at end of period	1,209,617	$35,499	$69,347

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 4.  Business Acquisitions and Other Transactions

Acquisitions

Effective December 31, 2009, we acquired a majority interest in Butler Animal Health Holding Company, LLC (“Butler Holding”), the holding company of Butler Animal Health Supply, LLC (“BAHS”), a distributor of companion animal health supplies to veterinarians.  BAHS further complements our domestic and international animal health operations and accordingly has been included in our Animal health business unit, which is reported as part of Healthcare distribution.  We contributed certain assets and liabilities with a net book value of approximately $86.0 million related to our United States animal health business to BAHS and paid approximately $42.0 million in cash to acquire 50.1% of the equity interests in Butler Holding indirectly through W.A. Butler Company, a holding company that is partially owned by Oak Hill Capital Partners (“OHCP”).  As part of a recapitalization at closing, BAHS combined with our animal health business to form Butler Schein Animal Health (“BSAH”), while incurring approximately $127.0 million in incremental debt used primarily to finance Butler Holding stock redemptions.  As a result, BSAH had $320.0 million of debt at closing, $37.5 million of which was provided by Henry Schein, Inc. and is eliminated in the accompanying consolidated financial statements.  Total consideration for the acquisition of BAHS, including $96.1 million of value for noncontrolling interests, was $351.1 million and was allocated as follows:

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

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of September 25, 2010.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

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

In addition to the BAHS acquisition, we completed certain other acquisitions during the nine months ended September 25, 2010.  The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.  All acquisitions individually and in the aggregate had an immaterial impact on our reported operating results.  Total acquisition costs incurred in the three and nine months ended September 25, 2010 were immaterial to our financial results.

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

On September 3, 2010, we redeemed all of our 3% convertible contingent notes originally due in 2034 (the “Convertible Notes”) for approximately $240 million in cash and issued 732,422 shares of our common stock.  The effect of assumed conversion of our Convertible Notes, as it relates to the impact on diluted earnings per share, is included through September 3, 2010 for the three and nine months ended September 25, 2010.  Beginning with the fourth quarter of 2010 and future periods, our diluted earnings per share will no longer be impacted by the assumed conversion of our Convertible Notes.

For the three and nine months ended September 25, 2010 and the three months ended September 26, 2009, diluted earnings per share includes the effect of common shares issuable upon conversion of our Convertible Notes.  During the period, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal was settled in common shares and is reflected in our calculation of diluted earnings per share.

For the nine months ended September 26, 2009, our Convertible Notes were not convertible at a premium and thus the impact of an assumed conversion was not applicable.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Basic	90,325,655	88,796,152	89,932,232	88,843,067
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,212,513	2,241,503	2,265,323	1,732,922
Effect of assumed conversion of convertible debt	731,384	475,081	900,289	-
Diluted	93,269,552	91,512,736	93,097,844	90,575,989

Weighted-average options to purchase 1,008,173 shares of common stock at exercise prices ranging from $54.81 to $62.05 per share and 1,971,851 shares of common stock at exercise prices ranging from $51.10 to $62.05 per share that were outstanding during the three months ended September 25, 2010 and September 26, 2009, respectively, were excluded from the computation of diluted earnings per share.  Weighted-average options to purchase 993,924 shares of common stock at exercise prices ranging from $56.21 to $62.05 per share and 2,741,364 shares of common stock at exercise prices ranging from $45.85 to $62.05 per share that were outstanding during the nine months ended September 25, 2010 and September 26, 2009, respectively, were excluded from the computation of diluted earnings per share.  In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	September 25,	December 26,
	2010	2009
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(261)	$1,417

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$44,800	$54,729
Unrealized gain from foreign currency hedging activities	10,680	14,537
Unrealized investment loss	(861)	(1,321)
Pension adjustment loss	(3,687)	(3,751)
Accumulated other comprehensive income	$50,932	$64,194

Total Accumulated other comprehensive income	$50,671	$65,611

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009

Foreign currency translation adjustment	$6,018	$2,530	$(1,678)	$3,704

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Comprehensive income attributable to
Henry Schein, Inc.	$142,674	$122,765	$219,532	$266,887
Comprehensive income attributable to
noncontrolling interests	236	16	269	42
Comprehensive income attributable to
Redeemable noncontrolling interests	12,379	6,841	20,164	19,390
Comprehensive income	$155,289	$129,622	$239,965	$286,319

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

Available-for-sale securities

As of September 25, 2010, we have approximately $15.1 million ($13.9 million net of temporary impairments) invested in auction-rate securities (“ARS”), which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $13.1 million ($11.9 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During 2010, we have received approximately $0.4 million and $5.6 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

As of September 25, 2010, we have continued to classify our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 26, 2009 of $2.2 million related to our closed-end municipal bond funds and our student loan portfolios was decreased to $1.2 million during the nine months ended September 25, 2010.  The decrease in the temporary impairment was due to the level of redemptions and changes in interest rates during the quarter.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Money market fund

As of September 25, 2010, we had approximately $0.2 million, $0 net of reserves, invested in the Reserve Primary Fund.  This money market fund included in its holdings commercial paper of Lehman Brothers.  As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00.  During the nine months ended September 25, 2010, we received approximately $1.8 million of distributions from the Reserve Primary Fund.  We do not expect to receive any additional redemptions from the Reserve Primary Fund.  As of September 25, 2010, the value of our holdings in this fund are included within Prepaid expenses and other in our consolidated balance sheets and as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

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

Debt

On September 3, 2010, we paid approximately $240 million in cash and issued 732,422 shares of our common stock in connection with the redemption of our $240.0 million of Convertible Notes, which were issued in 2004.

On August 10, 2010, we entered into new $400 million private placement facilities with two insurance companies.  These facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  As of September 25, 2010 we have an outstanding balance under the facilities of $100 million at 3.79%, which is due on September 2, 2020.

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of September 25, 2010 and December 26, 2009 was estimated at $609.8 million and $307.5 million.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 25, 2010 and December 26, 2009:

	September 25, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$13,917	$13,917
Money market fund	-	-	-	-
Derivative contracts	-	3,631	-	3,631
Total assets	$-	$3,631	$13,917	$17,548

Liabilities:
Derivative contracts	$-	$3,603	$-	$3,603
Total liabilities	$-	$3,603	$-	$3,603

Redeemable noncontrolling interests	$-	$-	$299,101	$299,101

	December 26, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$18,848	$18,848
Money market fund	-	-	1,746	1,746
Derivative contracts	-	6,177	-	6,177
Total assets	$-	$6,177	$20,594	$26,771

Liabilities:
Derivative contracts	$-	$3,829	$-	$3,829
Total liabilities	$-	$3,829	$-	$3,829

Redeemable noncontrolling interests	$-	$-	$178,570	$178,570

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 7.  Fair Value Measurements (Continued)

As of September 25, 2010, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 26, 2009 of $2.2 million was decreased by $1.0 million to $1.2 million during the nine months ended September 25, 2010.

We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc.  During the nine months ended September 25, 2010, we received approximately $1.8 million of distributions from The Reserve Primary Fund, leaving a remaining balance of approximately $0.2 million, $0 net of reserves, as of September 25, 2010.  The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 27, 2008	$266,581
Change in redeemable noncontrolling interests	(54,465)
Redemptions at par	(13,227)
Gains and (losses):
Reported in earnings - Reserve Primary Fund reduction	500
Reported in accumulated other comprehensive income	(225)
Balance, December 26, 2009	$199,164
Change in redeemable noncontrolling interests	120,531
Redemptions at par	(7,731)
Gains:
Reported in earnings - Reserve Primary Fund reduction	35
Reported in accumulated other comprehensive income	1,019
Balance, September 25, 2010	$313,018

(1)
Level 3 amounts consist of closed-end municipal bond funds, student loan backed auction-rate securities, money market fund and redeemable noncontrolling interests.  See Note 12 for the components of the changes in Redeemable noncontrolling interests.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 8.  Income Taxes

For the nine months ended September 25, 2010, our effective tax rate from continuing operations was 31.9% compared to 26.3% for the prior year period.  The difference in our effective tax rates is primarily related to a reduction in the valuation allowance on foreign deferred tax assets during the third quarter of 2009.  Absent the effects of the reversal of a portion of the valuation allowance on certain foreign deferred tax assets in the third quarter of 2009, our effective tax rate for the nine months ended September 26, 2009 would have been 32.9%.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of September 25, 2010 was approximately $24.4 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months.  However, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties resulting from unrecognized tax benefits were approximately $4.8 million and $0, respectively, for the nine months ended September 25, 2010.  It is expected that the amount of interest will change in the next twelve months.  However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 1998 and forward for certain foreign jurisdictions.

Note 9.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 25, 2010	September 26, 2009
Interest	$19,233	$20,892
Income taxes	93,800	114,176

During the nine months ended September 25, 2010, we had a $5.8 million non-cash net unrealized loss related to hedging activities.  During the nine months ended September 26, 2009, we had a $15.4 million non-cash net unrealized gain related to hedging activities.

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

For the nine months ended September 25, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 25, 2010 and the remaining accrued balance of restructuring costs as of September 25, 2010, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 26, 2009	Provision	Payments and Other Adjustments	Balance at September 25, 2010
Severance costs (1)	$2,165	$8,800	$6,584	$4,381
Facility closing costs (2)	2,030	3,355	1,967	3,418
Other professional and
consulting costs	102	130	158	74
Total	$4,297	$12,285	$8,709	$7,873

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

We expect that the majority of these costs will be paid in 2010.

The following table shows, by reportable segment, the restructuring costs incurred during our 2010 fiscal year and the remaining accrued balance of restructuring costs as of September 25, 2010:

	Balance at December 26, 2009	Provision	Payments and Other Adjustments	Balance at September 25, 2010
Healthcare distribution	$4,225	$12,063	$8,486	$7,802
Technology	72	222	223	71
Total	$4,297	$12,285	$8,709	$7,873

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 11.  Derivatives and Hedging Activities (Continued)

The following tables present the fair value of our derivative instruments:

	Asset Derivatives		Liability Derivatives
	September 25, 2010		September 25, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments:
Interest rate contracts	Prepaid expenses and other	$3	Accrued expenses other	$32
Foreign exchange contracts	Prepaid expenses and other	1,135	Accrued expenses other	963
Total		1,138		995

Derivatives not designated as
hedging instruments:
Foreign exchange contracts	Prepaid expenses and other	2,493	Accrued expenses other	2,608
Total derivatives		$3,631		$3,603

	Asset Derivatives		Liability Derivatives
	September 26, 2009		September 26, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments:
Interest rate contracts	Prepaid expenses and other	$568	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	1,789	Accrued expenses other	4,260
Total		2,357		4,260

Derivatives not designated as
hedging instruments:
Foreign exchange contracts	Prepaid expenses and other	1,416	Accrued expenses other	3,156
Total derivatives		$3,773		$7,416

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 11.  Derivatives and Hedging Activities (Continued)

Cash Flow Hedges

Our cash flow hedges consist of foreign exchange contracts.  The amounts recorded in Accumulated other comprehensive income (“AOCI”) primarily represent the change in spot rates at the time of the initial hedge compared to the spot rate when marked to market.  The gain (loss) recognized in AOCI (effective portion) for the three and nine months ended September 25, 2010 was $1.5 million and $(0.8) million, respectively.  The gain recognized in AOCI (effective portion) for the three and nine months ended September 26, 2009 was $1.5 million and $2.0 million, respectively.

The activity recorded within our consolidated statements of income relating to cash flow hedges include amounts reclassified from AOCI (effective portion) and forward points (ineffective portion).  The following table presents the effect of our cash flow hedges:

Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	September 25, 2010	September 25, 2010		September 25, 2010	September 25, 2010
Cost of sales	$(1,473)	$(1,815)	Interest expense	$(541)	$(525)

Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)		Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Three Months Ended	Nine Months Ended		Three Months Ended	Nine Months Ended
	September 26, 2009	September 26, 2009		September 26, 2009	September 26, 2009
Other, net	$(2,262)	$(370)	Interest income	$122	$125
Cost of sales	4,069	4,279

Economic Hedges

We are also a party to contracts that serve as economic hedges that we have not designated as hedges for accounting purposes, which consist of foreign exchange contracts.  Gains associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $2.6 million and $2.3 million for the three and nine months ended September 25, 2010, respectively.  Losses associated with these foreign exchange contracts totaled $3.4 million and $8.9 million for the three and nine months ended September 26, 2009, respectively.  Forward points related to these foreign exchange contracts, which are recorded in Interest expense within our consolidated statements of income, totaled $0.4 and $0.5 for the three and nine months ended September 25, 2010, respectively.  Forward points related to these foreign exchange contracts totaled $0 and $0.1 million for the three and nine months ended September 26, 2009, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except share and per share data)
(unaudited)

Note 11.  Derivatives and Hedging Activities (Continued)

Fair Value Hedges

Our fair value hedges consist primarily of interest rate swaps.  Gains (losses) associated with these interest rate swaps are recorded in Other, net within our consolidated statements of income and totaled $0.2 million and $(0.5) million and for the three months ended September 25, 2010 and September 26, 2009, respectively.  Gains associated with these interest rate swaps totaled $0.5 million and $7.4 million for the nine months ended September 25, 2010 and September 26, 2009, respectively.

Note 12.  Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 25, 2010 and the year ended December 26, 2009 are presented in the following table:

	September 25, 2010	December 26, 2009
Balance, beginning of period	$178,570	$233,035
Net increase (decrease) in redeemable noncontrolling interests due to
business acquisitions or redemptions and other adjustments	59,280	(71,951)
Net income attributable to redeemable noncontrolling interests	21,842	21,975
Dividends paid	(9,663)	(5,973)
Effect of foreign currency translation attributable to
redeemable noncontrolling interests	(1,678)	2,065
Change in fair value of redeemable securities	50,750	(581)
Balance, end of period	$299,101	$178,570

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain profitability targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the three and nine months ended September 25, 2010, there were no material adjustments recorded in our consolidated statement of income relating to changes in Redeemable noncontrolling interests.

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

Government Influences

The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 was the largest expansion of the Medicare program since its inception, and provided participants with voluntary outpatient prescription drug benefits beginning in 2006.  This Act also included provisions relating to medication management programs, generic substitution and provider reimbursement.   The Patient Protection and Affordable Care Act, enacted in March 2010, generally known as The Health Care Reform Bill, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of healthcare generally, to reduce fraud and abuse, and to provide access to health coverage for an additional 32 million people.  The Patient

Protection and Affordable Care Act also imposes (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a “fee” on branded prescription drugs and biologics beginning in 2011, which may affect sales, and (ii) mandates pharmacy benefit manager transparency regarding rebates, discounts and price concessions, which could affect pricing and competition. Numerous challenges to the constitutionality of the Patient Protection and Affordable Care Act have been filed, including in Florida, Michigan and Virginia, and the first decision on the merits is expected by December 31, 2010.

In addition to the foregoing, the Patient Protection and Affordable Care Act imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians and dentists, and teaching hospitals beginning in January 2012.  Implementing regulations have not yet been issued, but it is possible that such regulations, when issued, will treat us or one or more of our subsidiaries as a “manufacturer” subject to these reporting requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada and Massachusetts, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities, including on behalf of manufacturers, or the activities of one or more of our subsidiaries will subject us to the state’s reporting requirements and prohibitions.

Regulations adopted under the federal Prescription Drug Marketing Act, effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction, enjoining the implementation of some of the federal drug pedigree requirements, in response to a case initiated by secondary distributors.  On December 31, 2009, the U.S. District Court granted a motion to extend the time for either party to re-open the matter (which had been administratively closed in light of potential legislative action by Congress), and the Court in effect extended the injunction through June 30, 2011.   Other states and government agencies are currently considering similar laws and regulations. We continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.

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

The Combat Methamphetamine Enhancement Act of 2009, signed by President Obama in October 2010, prohibits distributors from selling listed chemical products, used to manufacture methamphetamine and amphetamine illegally, to individuals not currently registered with the Drug Enforcement Administration (DEA) or not on the United States Attorney General’s published list of self-certified entities.  The Secure and Responsible Drug Disposal Act of 2010, also signed by President Obama in October 2010, is intended to allow individuals to more easily and safely dispose of controlled substances while reducing the chance of diversion, by facilitating the return of unused portions of controlled substances to designated entities including long term care facilities and law enforcement agencies.  The law does not authorize the DEA to mandate that entities establish a drug disposal program.

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

Results of Operations

The following table summarizes the significant components of our operating results from continuing operations for the three and nine months ended September 25, 2010 and September 26, 2009 and cash flows for the nine months ended September 25, 2010 and September 26, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 26,	September 25,	September 26,
	2010	2009	2010	2009
Operating results:
Net sales	$1,893,511	$1,659,433	$5,503,222	$4,752,255
Cost of sales	1,356,055	1,183,166	3,907,089	3,361,707
Gross profit	537,456	476,267	1,596,133	1,390,548
Operating expenses:
Selling, general and administrative	400,088	362,382	1,204,715	1,060,062
Restructuring costs	-	-	12,285	4,043
Operating income	$137,368	$113,885	$379,133	$326,443

Other expense, net	$(4,373)	$(846)	$(15,390)	$(9,060)
Income from continuing operations	94,490	98,375	254,905	237,758
Income from continuing operations attributable
to Henry Schein, Inc.	87,893	94,045	232,794	222,143

Cash flows:
Net cash provided by operating activities			$176,825	$218,377
Net cash used in investing activities			(373,962)	(73,412)
Net cash used in financing activities			(76,240)	(199,351)

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

For the nine months ended September 25, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  The costs associated with the restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended September 25, 2010 Compared to Three Months Ended September 26, 2009

Net Sales

Net sales from continuing operations for the three months ended September 25, 2010 and September 26, 2009 were as follows (in thousands):

	September 25,	% of	September 26,	% of	Increase / (Decrease)
	2010	Total	2009	Total	$	%
Healthcare distribution (1):
Dental (2)	$665,940	35.2%	$622,065	37.5%	$43,875	7.1%
Medical (3)	391,863	20.7	347,917	20.9	43,946	12.6
Animal health (4)	225,210	11.9	62,700	3.8	162,510	259.2
International (5)	561,353	29.6	583,540	35.2	(22,187)	(3.8)
Total healthcare distribution	1,844,366	97.4	1,616,222	97.4	228,144	14.1
Technology (6)	49,145	2.6	43,211	2.6	5,934	13.7
Total	$1,893,511	100.0%	$1,659,433	100.0%	$234,078	14.1

(1)
Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products and equipment sold in the United States’ medical markets.

(4)	Consists of products sold in the United States’ animal health market.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)
Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

The $234.1 million, or 14.1%, increase in net sales for the three months ended September 25, 2010 includes an increase of 16.4% local currency growth (3.7% increase in internally generated revenue and 12.7% growth from acquisitions) as well as a decrease of 2.3% related to foreign currency exchange.

The $43.9 million, or 7.1%, increase in dental net sales for the three months ended September 25, 2010 includes an increase of 6.5% in local currencies (1.5% increase in internally generated revenue and 5.0% growth from acquisitions) as well as an increase of 0.6% related to foreign currency exchange.  The 6.5% increase in local currency sales was due to increases in dental equipment sales and service revenues of 1.4% (1.3% increase in internally generated revenue and 0.1% growth from acquisitions) and dental consumable merchandise sales growth of 8.1% (1.5% increase in internally generated revenue and 6.6% growth from acquisitions).

The $43.9 million, or 12.6%, increase in medical net sales for the three months ended September 25, 2010 includes an increase in internally generated revenue of 8.9% and acquisition growth of 3.7%.  Excluding the effect of influenza vaccine sales, internal medical net sales decreased 3.7%.

The $162.5 million, or 259.2%, increase in animal health sales for the three months ended September 25, 2010 was due to the acquisition of a majority interest in Butler Animal Health Supply, LLC as of December 31, 2009.

The $22.2 million, or 3.8%, decrease in international net sales for the three months ended September 25, 2010 includes sales growth of 3.4% in local currencies (2.9% internally generated growth and 0.5% growth from acquisitions) offset by a decrease of 7.2% related to foreign currency exchange.

The $5.9 million, or 13.7%, increase in technology net sales for the three months ended September 25, 2010 includes an increase of 14.1% local currency growth (10.7% internally generated growth and 3.4% growth from acquisitions) as well as a decrease of 0.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the three months ended September 25, 2010 and September 26, 2009 were as follows (in thousands):

	September 25,	Gross	September 26,	Gross	Increase / (Decrease)
	2010	Margin %	2009	Margin %	$	%

Healthcare distribution	$503,867	27.3%	$445,060	27.5%	$58,807	13.2%
Technology	33,589	68.3	31,207	72.2	2,382	7.6
Total	$537,456	28.4	$476,267	28.7	$61,189	12.8

For the three months ended September 25, 2010, gross profit increased $61.2 million, or 12.8%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products, as well as certain financial services. For a number of reasons, the software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $58.8 million, or 13.2%, for the three months ended September 25, 2010 from the comparable prior year period.  Healthcare distribution gross profit margin decreased to 27.3% for the three months ended September 25, 2010 from 27.5% for the comparable prior year period.

Technology gross profit increased $2.4 million, or 7.6%, for the three months ended September 25, 2010 from the comparable prior year period.  Technology gross profit margin decreased to 68.3% for the three months ended September 25, 2010 from 72.2% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the three months ended September 25, 2010 and September 26, 2009 were as follows (in thousands):

		% of		% of
	September 25,	Respective	September 26,	Respective	Increase / (Decrease)
	2010	Net Sales	2009	Net Sales	$	%

Healthcare distribution	$382,855	20.8%	$346,810	21.5%	$36,045	10.4%
Technology	17,233	35.1	15,572	36.0	1,661	10.7
Total	$400,088	21.1	$362,382	21.8	$37,706	10.4

Selling, general and administrative expenses increased $37.7 million, or 10.4%, to $400.1 million for the three months ended September 25, 2010 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.1% from 21.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $26.7 million, or 11.1%, to $268.1 million for the three months ended September 25, 2010 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.1% from 14.6% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $11.0 million, or 9.1%, to $132.0 million for the three months ended September 25, 2010 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.0% from 7.3% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the three months ended September 25, 2010 and September 26, 2009 were as follows (in thousands):

	September 25,	September 26,	Increase / (Decrease)
	2010	2009	$	%

Interest income	$3,422	$2,387	$1,035	43.4%
Interest expense	(7,824)	(5,171)	(2,653)	(51.3)
Other, net	29	1,938	(1,909)	(98.5)
Other expense, net	$(4,373)	$(846)	$(3,527)	(416.9)

Other expense, net increased $3.5 million for the three months ended September 25, 2010 from the comparable prior year period.  Interest expense increased $2.7 million due to interest associated with the acquisition of a majority interest in Butler Animal Health Supply, LLC partially offset by reduced interest expense resulting from the redemption of all of our 3% convertible contingent notes originally due in 2034 (the “Convertible Notes”) on September 3, 2010.  Interest income increased $1.0 million as a result of increased late fee income.  In addition, Other, net decreased by $1.9 million due primarily to net proceeds received from litigation settlements in the third quarter of 2009, partially offset by the impact of foreign currency exchange.

Income Taxes

For the three months ended September 25, 2010, our effective tax rate from continuing operations was 31.8% compared to 14.0% for the prior year period.  The difference in our effective tax rates is primarily related to a reduction in the valuation allowance on foreign deferred tax assets during the third quarter of 2009.  Absent the effects of the an adjustment to the valuation allowance on certain foreign deferred tax assets in the third quarter of 2009, our effective tax rate for the three months ended September 26, 2009 would have been 32.5%. The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Nine Months Ended September 25, 2010 Compared to Nine Months Ended September 26, 2009

Net Sales

Net sales from continuing operations for the nine months ended September 25, 2010 and September 26, 2009 were as follows (in thousands):

	September 25,	% of	September 26,	% of	Increase / (Decrease)
	2010	Total	2009	Total	$	%
Healthcare distribution (1):
Dental (2)	$1,958,149	35.6%	$1,838,240	38.7%	$119,909	6.5%
Medical (3)	962,743	17.5	907,061	19.1	55,682	6.1
Animal health (4)	666,590	12.1	181,814	3.8	484,776	266.6
International (5)	1,773,241	32.2	1,699,053	35.8	74,188	4.4
Total healthcare distribution	5,360,723	97.4	4,626,168	97.4	734,555	15.9
Technology (6)	142,499	2.6	126,087	2.6	16,412	13.0
Total	$5,503,222	100.0%	$4,752,255	100.0%	$750,967	15.8

(1)
Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canada.

(3)	Consists of products and equipment sold in the United States’ medical markets.

(4)	Consists of products sold in the United States’ animal health market.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe.

(6)
Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

The $751.0 million, or 15.8%, increase in net sales for the nine months ended September 25, 2010 includes an increase of 15.6% local currency growth (3.0% increase in internally generated revenue and 12.6% growth from acquisitions) as well as an increase of 0.2% related to foreign currency exchange.

The $119.9 million, or 6.5%, increase in dental net sales for the nine months ended September 25, 2010 includes an increase of 5.3% in local currencies (1.9% increase in internally generated revenue and 3.4% growth from acquisitions) as well as an increase of 1.2% related to foreign currency exchange.  The 5.3% increase in local currency sales was due to increases in dental equipment sales and service revenues of 3.6% (3.2% increase in internally generated revenue and 0.4% growth from acquisitions) and dental consumable merchandise sales growth of 5.8% (1.5% increase in internally generated revenue and 4.3% growth from acquisitions).

The $55.7 million, or 6.1%, increase in medical net sales for the nine months ended September 25, 2010 includes an increase in internally generated revenue of 2.8% and acquisition growth of 3.3%.  Excluding the effect of influenza vaccine sales, internal medical net sales decreased 2.0%.

The $484.8 million, or 266.6%, increase in animal health sales for the nine months ended September 25, 2010 includes acquisition growth of 265.8%, due to the acquisition of a majority interest in Butler Animal Health Supply, LLC as of December 31, 2009, as well as internally generated revenue of 0.8%.

The $74.2 million, or 4.4%, increase in international net sales for the nine months ended September 25, 2010 includes sales growth of 5.1% in local currencies (4.3% internally generated growth and 0.8% growth from acquisitions) as well as a decrease of 0.7% related to foreign currency exchange.

The $16.4 million, or 13.0%, increase in technology net sales for the nine months ended September 25, 2010 includes an increase of 12.2% local currency growth (7.8% internally generated growth and 4.4% growth from acquisitions) as well as an increase of 0.8% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages from continuing operations by segment and in total for the nine months ended September 25, 2010 and September 26, 2009 were as follows (in thousands):

	September 25,	Gross	September 26,	Gross	Increase / (Decrease)
	2010	Margin %	2009	Margin %	$	%

Healthcare distribution	$1,498,024	27.9%	$1,299,397	28.1%	$198,627	15.3%
Technology	98,109	68.8	91,151	72.3	6,958	7.6
Total	$1,596,133	29.0	$1,390,548	29.3	$205,585	14.8

For the nine months ended September 25, 2010, gross profit increased $205.6 million, or 14.8%, from the comparable prior year period.

Healthcare distribution gross profit increased $198.6 million, or 15.3%, for the nine months ended September 25, 2010 from the comparable prior year period.  Healthcare distribution gross profit margin decreased to 27.9% for the nine months ended September 25, 2010 from 28.1% for the comparable prior year period primarily due to changes in the product sales mix.

Technology gross profit increased $7.0 million, or 7.6%, for the nine months ended September 25, 2010 from the comparable prior year period.  Technology gross profit margin decreased to 68.8% for the nine months ended September 25, 2010 from 72.3% for the comparable prior year period primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses from continuing operations by segment and in total for the nine months ended September 25, 2010 and September 26, 2009 were as follows (in thousands):

		% of		% of
	September 25,	Respective	September 26,	Respective	Increase / (Decrease)
	2010	Net Sales	2009	Net Sales	$	%

Healthcare distribution	$1,154,977	21.5%	$1,014,736	21.9%	$140,241	13.8%
Technology	49,738	34.9	45,326	35.9	4,412	9.7
Total	$1,204,715	21.9	$1,060,062	22.3	$144,653	13.6

Selling, general and administrative expenses increased $144.7 million, or 13.6%, to $1.2 billion for the nine months ended September 25, 2010 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.9% from 22.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $93.4 million, or 13.3%, to $797.2 million for the nine months ended September 25, 2010 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.5% from 14.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $51.3 million, or 14.4%, to $407.5 million for the nine months ended September 25, 2010 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.4% from 7.5% for the comparable prior year period.

Other Expense, Net

Other expense, net, from continuing operations for the nine months ended September 25, 2010 and September 26, 2009 were as follows (in thousands):

	September 25,	September 26,	Increase / (Decrease)
	2010	2009	$	%

Interest income	$10,318	$7,674	$2,644	34.5%
Interest expense	(26,096)	(18,329)	(7,767)	(42.4)
Other, net	388	1,595	(1,207)	(75.7)
Other expense, net	$(15,390)	$(9,060)	$(6,330)	(69.9)

Other expense, net increased $6.3 million for the nine months ended September 25, 2010 from the comparable prior year period.  Interest expense increased $7.8 million due to interest associated with the acquisition of a majority interest in Butler Animal Health Supply, LLC partially offset by reduced interest expense resulting from the redemption of all of our Convertible Notes on September 3, 2010 and reduced interest expense resulting from repayment of our $130.0 million senior notes on June 30, 2009.  Interest income increased $2.6 million as a result of increased late fee income partially offset by lower interest income on our invested funds.  In addition, Other, net decreased by $1.2 million due primarily to net proceeds received from litigation settlements in the third quarter of 2009, partially offset by the impact of foreign currency exchange.

Income Taxes

For the nine months ended September 25, 2010, our effective tax rate from continuing operations was 31.9% compared to 26.3% for the prior year period.  The difference in our effective tax rates is primarily related to a reduction in the valuation allowance on foreign deferred tax assets during the third quarter of 2009.  Absent the effects of an adjustment to the valuation allowance on certain foreign deferred tax assets in the third quarter of 2009, our effective tax rate for the nine months ended September 26, 2009 would have been 32.9%.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Liquidity and Capital Resources

Our principal capital requirements include repayments of debt principal, the funding of working capital needs, funding of acquisitions, purchases of securities and fixed assets and repurchases of common stock.  Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.  Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, causing our working capital requirements to have been higher from the end of the third quarter to the end of the first quarter of the following year.

We finance our business primarily through cash generated from our operations, revolving credit facilities and debt placements.  Our ability to generate sufficient cash flows from operations is dependent on the continued demand of our customers for our products and services, and access to products and services from our suppliers.

Net cash flow provided by operating activities was $176.8 million for the nine months ended September 25, 2010, compared to $218.4 million for the comparable prior year period.  This net change of $41.6 million was primarily attributable to unfavorable working capital changes offset by net income improvements after taking into account the effects of depreciation and amortization and deferred taxes.

Net cash used in investing activities was $374.0 million for the nine months ended September 25, 2010, compared to $73.4 million for the comparable prior year period.  The net change of $300.6 million was primarily due to an increase in payments for business acquisitions.  We expect to invest approximately $15 million to $20 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used in financing activities was $76.2 million for the nine months ended September 25, 2010, compared to $199.4 million for the comparable prior year period.  The net change of $123.2 million was primarily due to increased net borrowings, partially offset by increased acquisitions of noncontrolling interests in certain of our subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 25,	December 26,
	2010	2009

Cash and cash equivalents	$203,730	$471,154
Available-for-sale securities - long-term	13,917	18,848
Working capital	960,127	1,127,279

Debt:
Bank credit lines	$201,142	$932
Current maturities of long-term debt	25,122	23,560
Long-term debt	383,495	243,373
Total debt	$609,759	$267,865

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of September 25, 2010, we have approximately $15.1 million ($13.9 million net of temporary impairments) invested in auction-rate securities (“ARS”).  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $13.1 million ($11.9 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of September 25, 2010, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

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

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from continuing operations decreased to 40.8 days as of September 25, 2010 from 41.7 days as of September 26, 2009.  Our inventory turns from continuing operations increased to 6.5 as of September 25, 2010 from 6.1 as of September 26, 2009.  Our working capital accounts may be impacted by current and future economic conditions.

Redemption of convertible debt

On September 3, 2010, we paid approximately $240 million in cash and issued 732,422 shares of our common stock in connection with the redemption of our $240.0 million of Convertible Notes, which were issued in 2004.

The Convertible Notes were senior unsecured obligations bearing a fixed annual interest rate of 3.0% and were due to mature on August 15, 2034.  The Convertible Notes were convertible into our common stock at a conversion ratio of 21.58 shares per one thousand dollars of principal amount of notes, which is equivalent to a conversion price of $46.34 per share, under the following circumstances:

•	if the price of our common stock was above 130% of the conversion price measured over a specified number of trading days;

•
during the five-business-day period following any 10-consecutive-trading-day period in which the average of the trading prices for the Convertible Notes for that 10-trading-day period was less than 98% of the average conversion value for the Convertible Notes during that period;

•	if the Convertible Notes have been called for redemption; or

•	upon the occurrence of a fundamental change or specified corporate transactions, as defined in the Convertible Note agreement.

Debt

We have $20.0 million of senior notes that bear interest at a fixed rate of 6.7% per annum and mature on September 27, 2010.  Interest on our senior notes is payable semi-annually.

On September 5, 2008, we entered into a new $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  In addition to the amounts outstanding under our shelf facilities, we have outstanding borrowings of approximately $195 million under our $400 million credit facility.  As of September 25, 2010, there were $10.0 million of letters of credit provided to third parties.

On August 10, 2010, we entered into new $400 million private placement facilities with two insurance companies.  These facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  As of September 25, 2010 we have an outstanding balance under the facilities of $100 million at 3.79%, which is due on September 2, 2020.

Acquisitions and acquisition commitment

On October 14, 2010 we announced an agreement to acquire 100% of the outstanding shares of Provet Holdings Limited (ASX: PVT), Australia's largest distributor of veterinary products, for approximately $91 million, in a cash-for-stock exchange.

This transaction, which is subject to Provet Holdings shareholder and court approval and other customary closing conditions, is expected to close at or around year end.

Effective December 31, 2009, Butler Animal Health Supply, LLC, a majority-owned subsidiary whose financials are consolidated with ours, incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in Butler Animal Health Supply, LLC.  The resulting consolidated balance of $279.7 million is reflected in our consolidated balance sheet as of September 25, 2010.

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of September 25, 2010.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

Stock repurchases

During the quarter ended September 25, 2010, we repurchased $4.8 million or 86,171 shares under our common stock repurchase programs.  As of September 25, 2010, we have $52.9 million available for future common stock share repurchases, under repurchase programs approved by our Board of Directors.  We expect to purchase a total of $50 million of our common stock by the end of the year.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.   The components of the change in the fair value of the Redeemable noncontrolling interests for the nine months ended September 25, 2010 and the year ended December 26, 2009 are presented in the following table:

	September 25, 2010	December 26, 2009
Balance, beginning of period	$178,570	$233,035
Net increase (decrease) in redeemable noncontrolling interests due to
business acquisitions or redemptions and other adjustments	59,280	(71,951)
Net income attributable to redeemable noncontrolling interests	21,842	21,975
Dividends paid	(9,663)	(5,973)
Effect of foreign currency translation attributable to
redeemable noncontrolling interests	(1,678)	2,065
Change in fair value of redeemable securities	50,750	(581)
Balance, end of period	$299,101	$178,570

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

Recently Issued Accounting Standards

During our fiscal quarter ended September 25, 2010, there were no recently issued accounting standards that are expected to have a material impact on our consolidated financial statements.

Accounting Pronouncements Adopted

During our fiscal quarter ended September 25, 2010, we did not adopt any accounting pronouncements that had a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 26, 2009.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 25, 2010 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems integrations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 25, 2010, we completed the acquisition of North American and international Dental and Animal Health businesses with approximate aggregate annual revenues of $17.0 million.  In addition, post-acquisition and integration related activities continued for the North American Animal Health and Dental businesses acquired during 2010 representing aggregate annual revenues of approximately $880.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.  Integration activities were completed during the quarter ended September 25, 2010 for international Dental and Medical businesses with approximate aggregate annual revenues of $30.0 million.  Finally, for our Dental business in the United States, we completed the implementation of a new sales compensation system which supports accounting for annual sales commissions of approximately $104.0 million.

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

As of September 25, 2010, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

Except as previously disclosed in Item 1A on Form 10-Q for our first fiscal quarter ended March 27, 2010, there have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our 2009 Annual Report on Form 10-K.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On both October 31, 2005 and March 28, 2007, our Board of Directors authorized an additional $100.0 million, for a total of $300.0 million, of shares of our common stock to be repurchased under this program.  As of September 25, 2010, we had repurchased $247.1 million of common stock (5,720,123 shares) under this initiative, with $52.9 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 25, 2010:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
06/27/10 through 07/31/10	-	$-	-	1,099,931
08/01/10 through 08/28/10	-	-	-	1,086,477
08/29/10 through 09/25/10	86,171	$55.92	86,171	923,020
	86,171		86,171

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

Dated: October 29, 2010