Form 10-K
period 2010-12-25
HENRY SCHEIN INC
filed 2011-02-22
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 25, 2010

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-27078

 HENRY SCHEIN, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	135 Duryea Road
(State or other jurisdiction of	Melville, New York
incorporation or organization)	(Address of principal executive offices)
11-3136595	11747
(I.R.S. Employer Identification No.)	(Zip Code)

 (631) 843-5500
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	The NASDAQ Global Select Market

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
YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on June 26, 2010 was approximately $5,099,185,000.

As of February 11, 2011, there were 91,897,104 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 25, 2010) are incorporated by reference in Part III hereof.

PART I

ITEM 1.  Business

General

We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners.  We serve more than 700,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions.  We believe that we have a strong brand identity due to our more than 78 years of experience distributing healthcare products.

We are headquartered in Melville, New York, employ more than 13,500 people (of which over 6,000 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia, Turkey and the United Arab Emirates.

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

Industry

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $28 billion in 2010 in the combined North American, European and Australian/New Zealand markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

In North America, we compete with other distributors, as well as several manufacturers, of dental, medical and animal health products, primarily on the basis of price, breadth of product line, customer service and value-added products and services.  In the sale of our dental products, our primary competitors are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company.  In addition, we compete against a number of other distributors that operate on a national, regional and local level.  Our primary competitors in the sale of medical products are McKesson Corp., PSS World Medical, Inc. and Cardinal Health, Inc., which are national distributors.  In the animal health market, our primary competitors are MWI Veterinary Supply Inc. and the Webster Veterinary division of Patterson Companies, Inc.  We also compete against a number of regional and local medical and animal health distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians.  With regard to our dental practice management software, we compete against numerous companies, including PracticeWorks, Inc. and the Patterson Dental division of Patterson Companies, Inc.  The medical practice management and electronic medical records market is very fragmented and therefore we compete with numerous companies such as NextGen Healthcare Information Systems, Inc., eClinicalWorks, Allscripts, LLC and athenahealth, Inc.  In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and the Webster Veterinary division of Patterson Companies, Inc.

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Planmeca Oy, Arseus NV, Billericay Dental Supply Co. Ltd., National Veterinary Services and Alcyon SA, as well as a large number of dental, medical and animal health product distributors and manufacturers in Australia, Austria, Belgium, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Turkey and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 78 years of experience in distributing products to healthcare practitioners resulting in strong awareness of the “Henry Schein” brand.  Our competitive strengths include:

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•
Field sales consultants.  We have approximately 3,100 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•
Direct marketing.  During 2010, we distributed approximately 30.8 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based healthcare customers.

•
Telesales.  We support our direct marketing effort with approximately 1,600 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•
Consumable supplies and equipment.  We offer over 90,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 51,000 are offered to our dental customers, approximately 38,000 to our medical customers and approximately 21,000 to our animal health customers.  We offer over 100,000 additional SKUs to our customers in the form of special order items.

•
Technology and other value-added products and services.  We sell practice management software systems to our dental, medical and animal health customers.  Our practice management and electronic medical records software solutions provide practitioners with patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  As of December 25, 2010, we have an active user base of more than 70,000 practices, including Dentrix®, Easy Dental®, Oasis® and EXACT® for dental practices, MicroMD® for physician practices and AVImark® and DVM Manager® for animal health clinics.

•
Repair services.  We have 188 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our healthcare customers.  Our ProRepair technicians provide installation and repair services for dental handpieces; dental, medical and animal health small equipment; table top sterilizers; and large dental equipment.

•
Financial services.  We offer our customers solutions in operating their practices by providing access to a number of financial services and products (including non-recourse financing for equipment, technology and software products; non-recourse patient financing; collection services and credit card processing) at rates that we believe are generally lower than what they would be able to secure independently.  We also provide dental practice valuation and brokerage services.

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

Cost-effective purchasing. We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of healthcare products. We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost. In 2010, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 31% and 8%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	2010	2009	2008
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory products
and small equipment (1)	42.2%	45.9%	46.4%
Large dental equipment (2)	15.5	17.1	17.9
Total dental	57.7	63.0	64.3

Medical products (3)	19.2	23.4	22.9
Animal health products (4)	20.4	11.0	10.2

Total Healthcare Distribution	97.3	97.4	97.4

Technology
Software and related products and
other value-added products (5)	2.7	2.6	2.6

Total	100.0%	100.0%	100.0%

(1)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(2)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(3)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.

(4)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(5)	Includes software and related products and other value-added products, including financial products and continuing education.

Business Strategy

Our objective is to continue to expand as a value-added distributor of healthcare products and services to office-based healthcare practitioners.  To accomplish this, we will apply our competitive strengths in executing the following strategies:

•
Increase penetration of our existing customer base.  We have over 700,000 customers worldwide and we intend to increase sales to our existing customer base and enhance our position as their primary supplier.

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

•
Pursue strategic acquisitions and joint ventures.  Our acquisition strategy includes acquiring businesses and entering into joint ventures complementary to ours that will provide, among other things, additional sales to be channeled through our existing distribution infrastructure, access to additional product lines and field sales consultants and an opportunity to further expand into new geographic markets.

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services.  Between 2010 and 2020, the 45 and older population is expected to grow by approximately 15%.  Between 2010 and 2030, this age group is expected to grow by approximately 29%.  This compares with expected total U.S. population growth rates of approximately 10% between 2010 and 2020 and approximately 20% between 2010 and 2030.

In the dental industry, there is predicted to be a rise in oral healthcare expenditures as the 45 and older segment of the population increases.  Cosmetic dentistry is another growing aspect of dental practices as new technologies allow dentists to offer cosmetic solutions that patients seek.  At the same time, there is an expected increase in dental insurance coverage.

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

For information on revenues and long-lived assets by geographic area, see Note 15 of “Notes to Consolidated Financial Statements,” which is incorporated herein by reference.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results also may be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	restructuring costs;

•	changes in accounting principles;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service issues with our third-party shippers.

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

The Federal Food, Drug, and Cosmetic Act generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act, which provides authority to prevent the spread of communicable diseases, serves as the legal basis for the United States Food and Drug Administration’s regulation of human cells, tissues, and cellular and tissue-based products, also known as HCT/P products.

The Prescription Drug Marketing Act of 1987, or PDMA, which amended the Federal Food, Drug, and Cosmetic Act, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed by each state in which they conduct business, provide certain drug pedigree information on the distribution of prescription drugs and act in accordance with federally established guidelines on storage, handling and record maintenance.

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

Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the United States Food and Drug Administration, the United States Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue. The United States Drug Enforcement Administration, the United States Food and Drug Administration and state regulatory authorities have broad enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

Certain of our businesses are subject to federal and state (and similar foreign) healthcare fraud and abuse, referral and reimbursement laws, and regulations with respect to their operations.  Such laws prohibit, among other things, the submission or causing the submission of false or fraudulent claims for reimbursement, and soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by government health care programs (known as “anti-kickback” laws). Violations of these laws could result in civil and criminal penalties.  The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, particularly through “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state False Claims Act statutes, and an anti-kickback violation could be a basis for a False Claims action.  These laws and regulations are subject to frequent modification and varied interpretation, and can have a material adverse impact on us if a violation is found.  The Patient Protection and Affordable Care Act, enacted in March 2010, known as The Health Care Reform Bill or PPACA, significantly strengthened the federal False Claims Act, and the anti-kickback provisions, which could lead to the possibility of increased whistleblower or relator suits.

PPACA also included other provisions to reduce fraud and abuse and Medicare expenditures and the cost of healthcare generally, to increase federal oversight of private health insurance plans and to provide access to health coverage for an additional 32 million people, some of which impact and further regulate some of our businesses. In addition to the foregoing, PPACA imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians and dentists, and teaching hospitals beginning in January 2012.  A provision in PPACA requiring those without insurance to pay a penalty was recently declared unconstitutional by a Virginia federal district court, which permitted other provisions of the legislation that do not relate to health insurance, as well as those provisions that could improve insurance coverage, to remain in effect.  PPACA in its entirety was declared unconstitutional by a Florida federal district court on January 31, 2011.  Two other federal district courts (in Michigan and Virginia) have affirmed the constitutionality of PPACA.  Appeals are pending, and the matter is expected to be determined by the Supreme Court of the United States.

Certain of our businesses also maintain contracts with governmental agencies and are subject to certain regulatory requirements specific to government contractors.

Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions.  In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the medical supply channel.  For example, Florida and certain other states have implemented or are implementing drug pedigree requirements that require that prescription drugs be distributed with records or information documenting the prior distribution of the drug, back to the manufacturers.  California has enacted a law requiring the implementation of an electronic drug pedigree system that provides track and trace chain of custody technologies, such as radio frequency identification, or RFID, technologies, although the effective date has been postponed until January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers.  There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.  At the federal level, the United States Food and Drug Administration issued final regulations pursuant to PDMA that became effective in December 2006. The regulations impose drug pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling our products and handling product returns.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of some of the federal drug pedigree requirements in response to a case initiated by secondary distributors.   The court has continued to extend the injunction.

The United States Food and Drug Administration Amendments Act of 2007, which went into effect on September 27, 2007, requires the United States Food and Drug Administration to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs.  These standards include any track and trace or authentication technologies, such as RFID and other technologies.  The United States Food and Drug Administration has indicated that it is currently drafting a proposed rule as required by the statute.  The United States Food and Drug Administration has also indicated that it is developing a proposal to require unique device identifiers for medical devices.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches.  As a result of the federal Health Information Technology for Economic and Clinical Health Act (HITECH Act), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers. Additional rules under the HITECH Act are expected to be issued in early 2011, further expanding the privacy and security requirements applicable to some of our businesses.

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

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business, there can be no assurance that regulations that impact our business or customers’ practices will not have a material adverse impact on our business.  As a result of political, economic and regulatory influences, the healthcare distribution industry in the United States is under intense scrutiny and subject to fundamental changes.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

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

Employees

As of December 25, 2010, we employed more than 13,500 full-time employees, including approximately 1,600 telesales representatives, 3,100 field sales consultants, including equipment sales specialists, 2,575 warehouse employees, 600 computer programmers and technicians, 1,250 management employees and 4,775 office, clerical and administrative employees.  Approximately 305 or 2.3% of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

Available Information

We make available free of charge through our Internet Web site, www.henryschein.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, statements of beneficial ownership of securities on Forms 3, 4 and 5 and amendments to these reports and statements filed or furnished pursuant to Section 13(a) and Section 16 of the Securities Exchange Act of 1934 as soon as reasonably practicable after such materials are electronically filed with, or furnished to, the United States Securities and Exchange Commission, or SEC.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	61	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	58	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	57	President, Chief Operating Officer, Director
Leonard A. David	62	Senior Vice President, Chief Compliance Officer
James Harding	55	Senior Vice President, Chief Technology Officer
Stanley Komaroff	75	Senior Advisor
Mark E. Mlotek	55	Executive Vice President, Corporate Business Development, Director
Steven Paladino	53	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	56	Senior Vice President, Chief Merchandising Officer
Lonnie Shoff	52	President, Global Healthcare Specialties Group
Michael Zack	58	President, International Group

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

Steven Paladino has been our Executive Vice President and Chief Financial Officer since 2000.  Prior to holding his current position, Mr. Paladino was Senior Vice President and Chief Financial Officer from 1993 to 2000 and has been a director since 1992.  From 1990 to 1992, Mr. Paladino served as Vice President and Treasurer and from 1987 to 1990 served as Corporate Controller.  Before joining us, Mr. Paladino was employed in public accounting for seven years, most recently with the international accounting firm of BDO USA, LLP.  Mr. Paladino is a certified public accountant.

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

Lonnie Shoff has been President of the Global Healthcare Specialties Group since September 2009.  Prior to joining us, Ms. Shoff was employed with Roche Diagnostics, where she held a series of positions of increasing responsibility in the United States and Switzerland over the past 20 years, most recently as Senior Vice President General Manager, Applied Science.

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

The Patient Protection and Affordable Care Act enacted in March 2010, generally known as The Health Care Reform Bill, imposes new reporting and disclosure requirements for pharmaceutical and medical device manufacturers with regard to payments or other transfers of value made to physicians and teaching hospitals beginning in January 2012.  Implementing regulations have not yet been issued, but it is possible that such regulations, when issued, will treat us or one or more of our subsidiaries as a “manufacturer” subject to these reporting requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, and Massachusetts, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities or the activities of one or more of our subsidiaries will subject us to the state’s reporting requirements and prohibitions.

The Patient Protection and Affordable Care Act also imposes (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, which we may need to assist in implementing and which may affect sales, and (ii) mandates pharmacy benefit manager transparency regarding rebates, discounts and price concessions, which could affect pricing and competition.

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

Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices, and human cells, tissue, and cellular and tissue-based products, also known as HCT/P products.  Among the federal laws with which we must comply are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, the Prescription Drug Marketing Act of 1987, and Section 361 of the Public Health Services Act.  Among other things, such laws, and the regulations promulgated thereunder:

•	regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs, HCT/P products and medical devices;

•	subject us to inspection by the United States Food and Drug Administration and the United States Drug Enforcement Administration;

•	regulate the storage, transportation and disposal of certain of our products that are considered hazardous materials;

•	require registration with the United States Food and Drug Administration and the United States Drug Enforcement Administration and various state agencies;

•	require record keeping and documentation of transactions involving drug products;

•	require us to design and operate a system to identify and report suspicious orders of controlled substances to the United States Drug Enforcement Agency;

•	require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and

•	impose reporting requirements if a pharmaceutical, HCT/P products or medical device causes serious illness, injury or death.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	restructuring costs;

•	changes in accounting principles;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service issues with our third-party shippers.

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

We have expanded our domestic and international markets in part through acquisitions and joint ventures, and we expect to continue to make acquisitions and enter into joint ventures in the future.  Such transactions involve numerous risks, including possible adverse effects on our operating results or the market price of our common stock.  Some of our acquisitions and future acquisitions may also give rise to an obligation by us to make contingent payments or to satisfy certain repurchase obligations, which payments could have an adverse effect on our results of operations.  In addition, integrating acquired businesses and joint ventures:

•	may result in a loss of customers or product lines of the acquired businesses or joint ventures;

•	requires significant management attention;

•	may place significant demands on our operations, information systems and financial resources; and

•	results in additional acquisition and integration expenses.

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

Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical products, medical devices, bone regeneration and other healthcare products.  Additionally, we own interests in companies that manufacture certain dental products. As a result, we are subject to the potential risk of product liability or other claims relating to the manufacture and distribution of products by those entities.  One of the potential risks we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.  In addition, some of the products that we transport and sell are considered hazardous materials.  The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability.  We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate.  In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection.  A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business.

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

Macro-economic uncertainties that affect the economy and the economic outlook of the United States and other parts of the world could adversely impact our customers and vendors, which could adversely affect us.  Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales.  We generally sell products to customers with payment terms.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us.  Likewise, for similar reasons vendors may restrict credit or impose different payment terms.  Any inability of current and/or potential customers to pay us for our products and/or services or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2010 fiscal year.

ITEM 2.  Properties

We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2017
Distribution Center	Denver, PA	Lease	613,000	February 2013
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Indianapolis, IN	Lease	243,000	August 2013
Distribution Center	Grapevine, TX	Lease	242,000	July 2013
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	June 2013
Office and Distribution Center	Niagara on the Lake, Canada	Lease	128,000	September 2016
Distribution Center	Sparks, NV	Lease	338,000	February 2013
Office and Distribution Center	Gillingham, United Kingdom	Lease	103,000	April 2020
Distribution Center	Tours, France	Own	133,000	N/A
Distribution Center	Lyssach, Switzerland	Lease	180,000	July 2016

The properties listed in the table above are our principal properties primarily used by our healthcare distribution segment.  In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Turkey and the United Kingdom.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business.  We have additional operating capacity at certain distribution center facilities.

ITEM 3.  Legal Proceedings

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes and other matters arising out of the ordinary course of our business.  In our opinion, pending matters will not have a material adverse effect on our financial condition or results of operations.

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

As of December 25, 2010, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 4.  [Removed and Reserved]

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2010 and 2009:

	High	Low
Fiscal 2010:
1st Quarter	$58.50	$51.49
2nd Quarter	62.63	53.41
3rd Quarter	57.60	50.96
4th Quarter	62.62	55.55

Fiscal 2009:
1st Quarter	$40.60	$33.55
2nd Quarter	47.70	38.77
3rd Quarter	56.50	43.82
4th Quarter	56.92	49.10

On February 11, 2011, there were approximately 962 holders of record of our common stock and the last reported sales price was $67.36.

Purchases of Equity Securities by the Issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On October 31, 2005, March 28, 2007 and November 16, 2010, our Board of Directors authorized an additional $100.0 million, for a total of $400.0 million, of shares of our common stock to be repurchased under this program.  As of December 25, 2010, we had repurchased $300.0 million of common stock (6,639,821 shares) under this initiative, with $100.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 25, 2010:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
09/26/10 through 10/30/10	127,085	$59.02	127,085	808,847
10/31/10 through 11/27/10	792,613	57.30	792,613	1,732,202
11/28/10 through 12/25/10	-	-	-	1,608,752
	919,698		919,698

(1)   All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)   The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash dividends on our common stock during fiscal years 2010 or 2009.  We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2005, the last trading day before the beginning of our 2006 fiscal year, through the end of fiscal 2010 with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index, the NASDAQ Stock Market (U.S. companies) Composite Index and the NASDAQ Stock Market Composite Index.

This year, we selected the NASDAQ Stock Market Composite Index for the comparison as opposed to only the U.S. companies of the NASDAQ Stock Market Composite Index in order to compare our stock performance against a published index as opposed to a segment of a published index.  We included both in the graph below for comparison purposes.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

$150
$140
$130
$120
$110
$100
$90
$80
$70
$60
DOLLARS
December 2005
December 2006
December 2007
December 2008
December 2009
December 2010
Henry Schein, Inc.
Dow Jones U.S. Health Care Index
NASDAQ Stock Market Composite Index
NASDAQ Stock Market (U.S. Companies) Composite Index

ASSUMES $100 INVESTED ON DECEMBER 31, 2005
ASSUMES DIVIDENDS REINVESTED

	December 31,	December 30,	December 29,	December 27,	December 26,	December 25,
	2005	2006	2007	2008	2009	2010
Henry Schein, Inc.	$100.00	$112.24	$142.19	$81.07	$121.47	$142.44

Dow Jones U.S. Health
Care Index	100.00	106.88	116.82	87.10	109.87	114.50

NASDAQ Stock Market
Composite Index	100.00	110.25	122.90	70.92	106.98	125.95

NASDAQ Stock Market
(U.S. companies) Composite Index	100.00	112.51	122.09	72.15	104.22	120.63

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 25, 2010, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 25,	December 26,	December 27,	December 29,	December 30,
	2010	2009	2008	2007	2006
	(in thousands, except per share data)

Income Statement Data:
Net sales	$7,526,790	$6,538,336	$6,380,413	$5,889,884	$5,021,523
Gross profit	2,170,876	1,916,820	1,874,295	1,706,092	1,459,330
Selling, general and administrative
expenses	1,637,460	1,449,715	1,431,769	1,319,153	1,155,215
Restructuring costs (1)	12,285	3,020	23,240	-	-
Operating income	521,131	464,085	419,286	386,939	304,115
Other expense, net	(19,096)	(11,365)	(23,837)	(8,430)	(13,529)
Income from continuing operations before taxes,
equity in earnings (losses) of affiliates and
noncontrolling interests	502,035	452,720	395,449	378,509	290,586
Income taxes	(160,069)	(127,521)	(131,210)	(128,556)	(103,440)
Equity in earnings (losses) of affiliates	10,165	5,243	5,037	(73)	835
Income from continuing operations	352,131	330,442	269,276	249,880	187,981
Income (loss) from discontinued
operations, net of tax (2)	-	2,715	(7,902)	(20,704)	(19,304)
Net income	352,131	333,157	261,374	229,176	168,677
Less: Net income attributable to
noncontrolling interests	(26,342)	(22,004)	(21,917)	(17,442)	(8,090)
Net income attributable to Henry Schein, Inc.	$325,789	$311,153	$239,457	$211,734	$160,587

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	325,789	308,551	247,347	232,529	180,049
Income (loss) from discontinued
operations, net of tax	-	2,602	(7,890)	(20,795)	(19,462)
Net income	$325,789	$311,153	$239,457	$211,734	$160,587

Earnings (loss) per share attributable to
Henry Schein, Inc.:

From continuing operations:
Basic	$3.62	$3.47	$2.78	$2.63	$2.05
Diluted	3.49	3.41	2.71	2.55	2.00

From discontinued operations:
Basic	$-	$0.03	$(0.09)	$(0.24)	$(0.22)
Diluted	-	0.03	(0.08)	(0.23)	(0.21)

From net income:
Basic	$3.62	$3.50	$2.69	$2.39	$1.83
Diluted	3.49	3.44	2.63	2.32	1.79

Weighted-average common shares outstanding:
Basic	90,097	88,872	89,080	88,559	87,952
Diluted	93,268	90,556	91,221	91,163	89,820

	Years ended
	December 25,	December 26,	December 27,	December 29,	December 30,
	2010	2009	2008	2007	2006
	(in thousands)

Net Sales by Market Data:
Healthcare distribution (3):
Dental (4)	$2,678,830	$2,509,921	$2,567,064	$2,447,841	$2,122,415
Medical (5)	1,290,428	1,217,020	1,210,875	1,340,146	1,235,125
Animal health (6)	889,303	240,082	218,093	200,123	163,871
International (7)	2,468,277	2,398,105	2,221,092	1,769,881	1,401,889
Total healthcare distribution	7,326,838	6,365,128	6,217,124	5,757,991	4,923,300
Technology (8)	199,952	173,208	163,289	131,893	98,223
Total	$7,526,790	$6,538,336	$6,380,413	$5,889,884	$5,021,523

	As of
	December 25,	December 26,	December 27,	December 29,	December 30,
	2010	2009	2008	2007	2006
	(in thousands)

Balance Sheet data:
Total assets	$4,547,471	$3,835,985	$3,599,210	$3,313,472	$2,880,547
Long-term debt	395,309	243,373	256,648	407,627	434,804
Redeemable noncontrolling interests	304,140	178,570	233,035	150,028	111,902
Stockholders' equity	2,412,957	2,161,508	1,772,354	1,674,987	1,393,356

(1)
Restructuring costs for the year ended December 25, 2010 consist primarily of severance costs, including severance pay and benefits of $8.8 million, facility closing costs of $3.4 million and other professional and consulting costs of $0.1 million.  Restructuring costs for the year ended December 26, 2009 consist primarily of employee severance costs, including severance pay and benefits of $1.5 million and facility closing costs of $1.5 million.  Restructuring costs for the year ended December 27, 2008 consist primarily of employee severance costs, including severance pay and benefits of $18.6 million, facility closing costs of $3.8 million and other professional and consulting costs of $0.8 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plans of Restructuring” herein and the consolidated financial statements and related notes contained in ITEM 8.

(2)
On August 5, 2009, we completed the sale of a wholesaler of dental consumables for aggregate consideration of $14.2 million, of which $13.2 million has been received as of December 26, 2009.  As a result of this sale, included in operating results from discontinued operations for 2009 is a net gain, net of tax, of $2.6 million or $0.03 per diluted share.

During the fourth quarter of 2008, included in operating results from discontinued operations, we recorded an impairment charge of $11.2 million ($7.3 million, net of tax), or $0.08 per diluted share, related to the exit from our wholesale ultrasound business.

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

(3)
Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(4)	Consists of products sold in the United States and Canadian dental markets.

(5)	Consists of products sold in the United States’ medical market.

(6)	Consists of products sold in the United States’ animal health market.

(7)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe, Australia and New Zealand.

(8)
Consists of practice management software, financial services and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand for the years 2007 through 2010 and the United States and Canada for the year 2006.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: recently enacted healthcare legislation; effects of a highly competitive market; changes in the healthcare industry; changes in regulatory requirements; risks from expansion of customer purchasing power and multi-tiered costing structures; risks associated with our international operations; fluctuations in quarterly earnings; our dependence on third parties for the manufacture and supply of our products; transitional challenges associated with acquisitions, including the failure to achieve anticipated synergies; financial risks associated with acquisitions; regulatory and litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; risks from disruption to our information systems; general economic conditions; decreased customer demand and changes in vendor credit terms; disruptions in financial markets; our dependence upon sales personnel, manufacturers and customers; our dependence on our senior management; possible increases in the cost of shipping our products or other service issues with our third-party shippers; risks from rapid technological change; possible volatility of the market price of our common stock; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation.  The order in which these factors appear should not be construed to indicate their relative importance or priority.

We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict.  Accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.  We undertake no duty and have no obligation to update forward-looking statements.

Executive Level Overview

We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners.  We serve more than 700,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions.  We believe that we have a strong brand identity due to our more than 78 years of experience distributing healthcare products.

We are headquartered in Melville, New York, employ more than 13,500 people (of which over 6,000 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia, Turkey and the United Arab Emirates.

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

We conduct our business through two reportable segments: healthcare distribution and technology.  These segments offer different products and services to the same customer base.  The healthcare distribution reportable segment aggregates our dental, medical, animal health and international operating segments.  This segment consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market.  Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions throughout the United States.  Our animal health group serves animal health practices and clinics throughout the United States.  Our international group serves dental, medical and animal health practitioners in 23 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practitioners.

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

Industry Consolidation

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $28 billion in 2010 in the combined North American, European and Australian/New Zealand markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

Our trend with regard to acquisitions and joint ventures has been to expand our role as a provider of products and services to the healthcare industry.  This trend has resulted in expansion into service areas that complement our existing operations and provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

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

As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States.  Given current operating, economic and industry conditions, we believe that demand for our products and services will grow at slower rates.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2009 – 2019” indicating that total national healthcare spending reached approximately $2.5 trillion in 2009, or 17.3% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Healthcare spending is projected to reach approximately $4.6 trillion in 2019, approximately 19.6% of the nation’s gross domestic product.

Government

The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, was the largest expansion of the Medicare program since its inception, and provided participants with voluntary outpatient prescription drug benefits beginning in 2006.  The MMA also included provisions relating to medication management programs, generic substitution and provider reimbursement.   The Patient Protection and Affordable Care Act, enacted in March 2010, generally known as The Health Care Reform Bill or PPACA, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of healthcare generally, to reduce fraud and abuse, and to provide access to health coverage for an additional 32 million people.  PPACA also imposes (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a “fee” on branded prescription drugs and biologics beginning in 2011, which may affect sales, (ii) mandates pharmacy benefit manager transparency regarding rebates, discounts and price concessions, which could affect pricing and competition and (iii) reduces the amount of out-of-pocket liability for patients participating in the Medicare outpatient drug benefit program created by the MMA.  A provision in PPACA requiring those without insurance to pay a penalty was recently declared unconstitutional by a Virginia federal district court, which permitted other provisions of the legislation that do not relate to health insurance, as well as those provisions that could improve insurance coverage, to remain in effect.  PPACA in its entirety was declared unconstitutional by a Florida federal district court on January 31, 2011.  Two other federal district courts (in Michigan and Virginia) have affirmed the constitutionality of PPACA.  Appeals are pending, and the matter is expected to be determined by the Supreme Court of the United States.

In addition to the foregoing, PPACA imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians and dentists, and teaching hospitals beginning in January 2012.  Implementing regulations have not yet been issued, but it is possible that such regulations, when issued, will treat us or one or more of our subsidiaries as a “manufacturer” subject to these reporting requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, Massachusetts and Connecticut, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities, including on behalf of manufacturers, or the activities of one or more of our subsidiaries will subject us to the state’s reporting requirements and prohibitions.

Regulations adopted under the federal Prescription Drug Marketing Act, effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of some of the federal drug pedigree requirements in response to a case initiated by secondary distributors.  On December 31, 2009, the U.S. District Court granted a motion to extend the time for either party to re-open the matter (which had been administratively closed in light of potential legislative action by Congress), and the Court in effect extended the injunction through June 30, 2011.   Other states and government agencies are currently considering similar laws and regulations. We continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 25, 2010, December 26, 2009 and December 27, 2008 (in thousands):

	Years ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Operating Results:
Net sales	$7,526,790	$6,538,336	$6,380,413
Cost of sales	5,355,914	4,621,516	4,506,118
Gross profit	2,170,876	1,916,820	1,874,295
Operating expenses:
Selling, general and administrative	1,637,460	1,449,715	1,431,769
Restructuring costs	12,285	3,020	23,240
Operating income	$521,131	$464,085	$419,286

Other expense, net	$(19,096)	$(11,365)	$(23,837)
Income from continuing operations	352,131	330,442	269,276
Income from continuing operations attributable
to Henry Schein, Inc.	325,789	308,551	247,347

	Years ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Cash Flows:
Net cash provided by operating activities	$388,874	$396,890	$384,782
Net cash used in investing activities	(428,404)	(97,448)	(168,010)
Net cash used in financing activities	(283,256)	(197,675)	(87,970)

Plans of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs.  These actions included the elimination of approximately 430 positions from our operations and the closing of several smaller facilities.  Also, during the first quarter of 2010, we completed an additional restructuring in order to further reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

During the years ended December 25, 2010, December 26, 2009 and December 27, 2008, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes), $3.0 million (approximately $2.1 million after taxes) and $23.2 million (approximately $16.0 million after taxes), respectively.  These costs primarily consisted of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plans.  The costs associated with these restructurings are included in a separate line item, “Restructuring costs,” within our consolidated statements of income.

2010 Compared to 2009

Net Sales

Net sales for 2010 and 2009 were as follows (in thousands):

		% of		% of	Increase
	2010	Total	2009	Total	$	%
Healthcare distribution (1):
Dental (2)	$2,678,830	35.6%	$2,509,921	38.4%	$168,909	6.7%
Medical (3)	1,290,428	17.1	1,217,020	18.6	73,408	6.0
Animal health (4)	889,303	11.8	240,082	3.7	649,221	270.4
International (5)	2,468,277	32.8	2,398,105	36.7	70,172	2.9
Total healthcare distribution	7,326,838	97.3	6,365,128	97.4	961,710	15.1
Technology (6)	199,952	2.7	173,208	2.6	26,744	15.4
Total	$7,526,790	100.0%	$6,538,336	100.0%	$988,454	15.1

(1)
Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canadian dental markets.

(3)	Consists of products sold in the United States’ medical market.

(4)	Consists of products sold in the United States’ animal health market.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe, Australia and New Zealand.

(6)
Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

The $988.5 million, or 15.1%, increase in net sales for the year ended December 25, 2010 includes an increase of 15.4% local currency growth (3.1% internally generated revenue and 12.3% growth from acquisitions) offset by a decrease of 0.3% related to foreign currency exchange.

The $168.9 million, or 6.7%, increase in dental net sales for the year ended December 25, 2010 includes a increase of 5.7% in local currencies (2.2% increase in internally generated revenue and 3.5% growth from acquisitions) and an increase of 1.0% related to foreign currency exchange.  The 5.7% increase in local currency sales was due to increases in dental equipment sales and service revenues of 2.5% (2.3% increase in internally generated revenue and 0.2% growth from acquisitions) and dental consumable merchandise sales growth of 6.7% (2.2% increase in internally generated revenue and 4.5% growth from acquisitions).

The $73.4 million, or 6.0%, increase in medical net sales for the year ended December 25, 2010 includes an increase in internally generated revenue of 2.3% and acquisition growth of 3.7%.

The $649.2 million, or 270.4%, increase in animal health net sales for the year ended December 25, 2010 includes acquisition growth of 269.8%, due to the acquisition of a majority interest in Butler Animal Health Supply, LLC as of December 31, 2009, as well as internally generated revenue of 0.6%.

The $70.1 million, or 2.9%, increase in international net sales for the year ended December 25, 2010 includes sales growth of 4.9% in local currencies (4.2% internally generated growth and 0.7% growth from acquisitions) offset by a decrease of 2.0% related to foreign currency exchange.

The $26.7 million, or 15.4%, increase in technology net sales for the year ended December 25, 2010 includes an increase of 14.8% in local currency growth (10.4% internally generated growth and 4.4% growth from acquisitions) and an increase of 0.6% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2010 and 2009 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2010	Margin %	2009	Margin %	$	%
Healthcare distribution	$2,033,860	27.8%	$1,792,516	28.2%	$241,344	13.5%
Technology	137,016	68.5	124,304	71.8	12,712	10.2
Total	$2,170,876	28.8	$1,916,820	29.3	$254,056	13.3

Gross profit increased $254.1 million, or 13.3%, for the year ended December 25, 2010 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. For a number of reasons, the software industry typically realizes higher gross margins to recover investments in research and development.

Healthcare distribution gross profit increased $241.3 million, or 13.5%, for the year ended December 25, 2010 compared to the prior year period.  Healthcare distribution gross profit margin decreased to 27.8% for the year ended December 25, 2010 from 28.2% for the comparable prior year period due to changes in product sales mix.

Technology gross profit increased $12.7 million, or 10.2%, for the year ended December 25, 2010 compared to the prior year period.  Technology gross profit margin decreased to 68.5% for the year ended December 25, 2010 from 71.8% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2010 and 2009 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2010	Net Sales	2009	Net Sales	$	%
Healthcare distribution	$1,566,915	21.4%	$1,387,581	21.8%	$179,334	12.9%
Technology	70,545	35.3	62,134	35.9	8,411	13.5
Total	$1,637,460	21.8	$1,449,715	22.2	$187,745	13.0

Selling, general and administrative expenses increased by $187.7 million, or 13.0%, for the year ended December 25, 2010 compared to the prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.8% from 22.2% from the comparable year period.

As a component of total selling, general and administrative expenses, selling expenses increased $117.7 million, or 12.2%, for the year ended December 25, 2010 from the prior year period.  As a percentage of net sales, selling expenses decreased to 14.3% from 14.7% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $70.0 million, or 14.4%, for the year ended December 25, 2010 from the prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.4% from 7.5% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2010 and 2009 was as follows (in thousands):

			Increase / (Decrease)
	2010	2009	$	%
Interest income	$14,098	$9,979	$4,119	41.3%
Interest expense	(33,641)	(23,370)	(10,271)	(43.9)
Other, net	447	2,026	(1,579)	(77.9)
Other expense, net	$(19,096)	$(11,365)	$(7,731)	(68.0)

Other expense, net increased $7.7 million to $19.1 million for the year ended December 25, 2010 from the comparable prior year period.  Interest expense increased $10.3 million primarily due to debt associated with the acquisition of a majority interest in Butler Animal Health Supply, LLC, partially offset by reduced interest expense from the redemption of all of our Convertible Notes on September 3, 2010 and from repayment of our $130.0 million senior notes on June 30, 2009.  Interest income increased $4.1 million as a result of increased late fee income, partially offset by lower interest income on our invested funds.  Other, net decreased by $1.6 million due primarily to net proceeds received from litigation settlements in the third quarter of 2009, partially offset by the impact of foreign currency exchange.

Income Taxes

For the year ended December 25, 2010, our effective tax rate from continuing operations was 31.9% compared to 28.2% for the prior year period.  The difference resulted primarily from the reduction of a valuation allowance in 2009 as explained below.  Without the effect of the reduction of the valuation allowance described below, our effective tax rate from continuing operations for the year ended December 26, 2009 would have been 32.8%.  The net reduction in our 2010 effective tax rate results from additional tax planning initiatives, settlements of tax audits, a reduction of valuation allowances and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.

During the third quarter of 2009, we substantially completed a plan of reorganization outside the United States that allowed us to utilize tax loss carryforwards to offset taxable income beginning in 2010 in certain foreign tax jurisdictions.  As a result, we determined that it is more likely than not that a portion of deferred tax assets previously fully reserved will be realized.  Therefore, the 2009 provision for income taxes includes a $20.9 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Loss from Discontinued Operations

During the year ended December 26, 2009, we recognized aggregate gains of $2.6 million, net of tax, related to discontinued operations (see Note 9 in the accompanying annual consolidated financial statements for further discussion).

Net Income

Net income increased $19.0 million, or 5.7%, for the year ended December 25, 2010 compared to the prior year period.  The increase in net income is primarily due to increased net sales.

2009 Compared to 2008

Net Sales

Net sales for 2009 and 2008 were as follows (in thousands):

		% of		% of	Increase / (Decrease)
	2009	Total	2008	Total	$	%
Healthcare distribution (1):
Dental (2)	$2,509,921	38.4%	$2,567,064	40.2%	$(57,143)	(2.2)%
Medical (3)	1,217,020	18.6	1,210,875	19.0	6,145	0.5
Animal health (4)	240,082	3.7	218,093	3.4	21,989	10.1
International (5)	2,398,105	36.7	2,221,092	34.8	177,013	8.0
Total healthcare distribution	6,365,128	97.4	6,217,124	97.4	148,004	2.4
Technology (6)	173,208	2.6	163,289	2.6	9,919	6.1
Total	$6,538,336	100.0%	$6,380,413	100.0%	$157,923	2.5

(1)
Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canadian dental markets.

(3)	Consists of products sold in the United States’ medical market.

(4)	Consists of products sold in the United States’ animal health market.

(5)	Consists of products sold in the dental, medical and animal health markets, primarily in Europe, Australia and New Zealand.

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

The $6.1 million, or 0.5%, increase in medical net sales for the year ended December 26, 2009 includes a decline in internally generated revenue of 0.9% and acquisition growth of 1.4%.  Excluding sales of influenza vaccines, which declined in 2009, medical sales increased 5.0%.

The $22.0 million, or 10.1%, increase in animal net sales for the year ended December 26, 2009 was all internally generated.

The $177.0 million, or 8.0%, increase in international net sales for the year ended December 26, 2009 includes sales growth of 16.4% in local currencies (6.2% internally generated growth and 10.2% growth from acquisitions) offset by a decrease of 8.4% related to foreign currency exchange.

The $9.9 million, or 6.1%, increase in technology net sales for the year ended December 26, 2009 includes an increase of 8.3% in local currency growth (6.7% internally generated growth and 1.6% growth from acquisitions) offset by a decrease of 2.2% related to foreign currency exchange.  During the year, we experienced continued growth in electronic services as well as sales of technology products in our international markets.

Gross Profit

Gross profit and gross margins for 2009 and 2008 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2009	Margin %	2008	Margin %	$	%
Healthcare distribution	$1,792,516	28.2%	$1,753,655	28.2%	$38,861	2.2%
Technology	124,304	71.8	120,640	73.9	3,664	3.0
Total	$1,916,820	29.3	$1,874,295	29.4	$42,525	2.3

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

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2009 and 2008 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase / (Decrease)
	2009	Net Sales	2008	Net Sales	$	%
Healthcare distribution	$1,387,581	21.8%	$1,368,108	22.0%	$19,473	1.4%
Technology	62,134	35.9	63,661	39.0	(1,527)	(2.4)
Total	$1,449,715	22.2	$1,431,769	22.4	$17,946	1.3

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

Other Expense, Net

Other expense, net for the years ended 2009 and 2008 was as follows (in thousands):

			Increase / (Decrease)
	2009	2008	$	%
Interest income	$9,979	$16,355	$(6,376)	(39.0)%
Interest expense	(23,370)	(34,605)	11,235	32.5
Other, net	2,026	(5,587)	7,613	136.3
Other expense, net	$(11,365)	$(23,837)	$12,472	52.3

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

Income Taxes

For the year ended December 26, 2009, our effective tax rate from continuing operations was 28.2% compared to 33.2% for the prior year period.  The difference is primarily related to a reduction in the valuation allowance on certain foreign deferred tax assets, as well as additional tax planning initiatives, settlements of tax audits and higher income from lower taxing countries.  Absent the effects of the reversal of a portion of the valuation allowance on certain foreign deferred tax assets in 2009, our effective tax rate for the year ended December 26, 2009 would have been 32.8%.  The remaining difference in our effective tax rate between 2009 and 2008 is due to foreign and state income taxes.

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

Liquidity and Capital Resources

Our principal capital requirements include funding of acquisitions, repayments of debt principal, the funding of working capital needs, purchases of securities and fixed assets and repurchases of common stock.  Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.  Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, causing our working capital requirements to have been higher from the end of the third quarter to the end of the first quarter of the following year.

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

Net cash provided by operating activities was $388.9 million for the year ended December 25, 2010 compared to $396.9 million for the comparable prior year period.  The net change of $8.0 million was primarily attributable to unfavorable working capital changes, offset by net income improvements.

Net cash used in investing activities was $428.4 million for the year ended December 25, 2010 compared to $97.4 million for the comparable prior year period.  The net change of $331.0 million was primarily due to increased payments for business acquisitions.

Net cash used in financing activities was $283.3 million for the year ended December 25, 2010 compared to $197.7 million for the comparable prior year period.  The net change of $85.6 million was primarily due to increased acquisitions of noncontrolling interests in certain subsidiaries, net repayments of long-term debt and increased repurchases of our common stock, partially offset by an increase in proceeds from stock option exercises.

We expect to invest approximately $55 million to $60 million during 2011 in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 25,	December 26,
	2010	2009
Cash and cash equivalents	$150,348	$471,154
Available-for-sale securities - long-term	13,367	18,848
Working capital	1,001,215	1,127,279

Debt:
Bank credit lines	$41,508	$932
Current maturities of long-term debt	4,487	23,560
Long-term debt	395,309	243,373
Total debt	$441,304	$267,865

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of December 25, 2010, we have approximately $15.1 million ($13.4 million net of temporary impairments) invested in auction-rate securities (“ARS”).  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $13.1 million ($11.4 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of December 25, 2010, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from continuing operations remained constant at 40.4 days as of December 25, 2010 when compared to the prior year.  During the years ended December 25, 2010 and December 26, 2009, we wrote off approximately $6.7 million and $6.1 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from continuing operations increased to 6.5 for the year ended December 25, 2010 from 6.2 for the year ended December 26, 2009.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 4.9%), as well as operating and capital lease obligations, capital expenditure obligations and inventory purchase commitments as of December 25, 2010:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$23,129	$46,987	$58,388	$385,409	$513,913
Inventory purchase commitments	127,518	131,907	44,100	124,091	427,616
Operating lease obligations	60,100	79,156	32,333	35,423	207,012
Capital lease obligations, including interest	1,959	2,062	507	-	4,528
Total	$212,706	$260,112	$135,328	$544,923	$1,153,069

Inventory purchase commitments include obligations to purchase certain pharmaceutical products from a manufacturer through 2013, which require us to pay a price based on the prevailing market price or formula price in each respective year.  The amounts included in the above table related to these purchase commitments were determined using current market conditions.  We also have obligations to purchase certain pharmaceutical products from another manufacturer.  Actual amounts may differ.

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

Debt

On September 5, 2008, we entered into a $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  In addition to the amounts outstanding under our shelf facilities, as discussed below, we have outstanding borrowings of approximately $30.0 million under our $400.0 million credit facility.  As of December 25, 2010, there were $9.8 million of letters of credit provided to third parties.

On August 10, 2010, we entered into a $400.0 million private placement facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  As of December 25, 2010, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

Acquisitions and acquisition commitment

On October 14, 2010, we announced an agreement to acquire 100% of the outstanding shares of Provet Holdings Limited (ASX: PVT), Australia's largest distributor of veterinary products with sales in its 2010 fiscal year of approximately $278 million, for approximately $91 million, in a cash-for-stock exchange.  This transaction closed after year end.

Effective December 31, 2009, Butler Animal Health Supply, LLC, or BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.  The remaining outstanding balance of $279.1 million is reflected in our consolidated balance sheet as of December 25, 2010.

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of December 25, 2010.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

Stock repurchases

From June 21, 2004 through December 25, 2010, we repurchased $300.0 million, or 6,639,821 shares, under our common stock repurchase programs.  On November 16, 2010, our Board of Directors authorized an additional $100.0 million for additional repurchases of our common stock, all of which is available as of December 25, 2010 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities.  Such redemption prices are equal to fair value based on third-party valuations.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.   The components of the change in the Redeemable noncontrolling interests for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 are presented in the following table:

	December 25, 2010	December 26, 2009	December 27, 2008
Balance, beginning of period	$178,570	$233,035	$150,028
Net increase (decrease) in redeemable noncontrolling interests
due to business acquisitions or redemptions	62,314	(71,951)	14,994
Net income attributable to redeemable noncontrolling interests	26,054	21,975	21,929
Dividends declared	(12,360)	(5,973)	(2,994)
Effect of foreign currency translation attributable to
redeemable noncontrolling interests	(2,281)	2,065	(2,060)
Change in fair value of redeemable securities	51,843	(581)	51,138
Balance, end of period	$304,140	$178,570	$233,035

Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For 2009 and future acquisitions, as required by ASC Topic 805, “Business Combinations,” we have and will accrue liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we adopted ASC Topic 740, “Income Taxes,” effective December 31, 2006.  We cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $26.9 million as of December 25, 2010.

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

Revenue derived from the sale of consumable products is recognized when products are shipped to customers.  Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers.  We believe that the shipment date is the most appropriate point in time indicating the completion of the earnings process because we have no post-shipment obligations, the product price is fixed and determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

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

Revenue derived from the sale of products consisting of multiple elements (i.e., hardware, software, installation, training and technical support) is allocated to the various elements based upon vendor-specific objective evidence of fair value or deferred until such time as vendor-specific objective evidence of fair value is obtained.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to impairment analysis at least once annually.  Such impairment analyses for goodwill require the comparison of the fair value to the carrying value of reporting units.  Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings.  Although we believe our judgments, estimates and/or assumptions used in determining fair value are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect such impairment analyses and our financial results.

We regard our reporting units to be our operating segments (dental, medical, animal health and international) and technology.  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  Our impairment analysis for indefinite-lived intangibles consists of a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the end of our third quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For certain indefinite-lived intangible assets, a present value technique, such as estimates of future cash flows, is utilized.  There were no events or circumstances from the date of that assessment through December 25, 2010 that impacted our analysis.  Some factors we consider important, which could trigger an interim impairment review, include:

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

For the year ended December 25, 2010, the results of our goodwill impairment testing did not result in any impairments.

Supplier Rebates

Supplier rebates are included as a reduction of cost of sales and are recognized over the period they are earned.  The factors we consider in estimating supplier rebate accruals include forecasted inventory purchases and sales in conjunction with supplier rebate contract terms which generally provide for increasing rebates based on either increased purchase or sales volume.  Although we believe our judgments, estimates and/or assumptions related to supplier rebates are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.

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

With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price.  With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors.  Though there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock, based on our closing stock price at time of grant.  Adjustments to the performance-based restricted stock targets are provided for significant events such as acquisitions, divestitures, new business ventures and share repurchases.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined.

Although we believe our judgments, estimates and/or assumptions related to stock-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.

Recently Issued Accounting Standards

Accounting pronouncements adopted by us and recently issued accounting pronouncements not yet adopted by us are included in “Note 1 – Significant Accounting Policies” to the consolidated financial statements in Part II, Item 8 of this Form 10-K.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets.  We attempt to minimize these risks by using an interest rate cap agreement and foreign currency forward contracts and through maintaining counter-party credit limits.  These hedging activities provide only limited protection against interest rate and currency exchange and credit risks.  Factors that could influence the effectiveness of our programs include volatility of the interest rate and currency markets and availability of hedging instruments and liquidity of the credit markets.  All interest rate cap and foreign currency forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate or currency exposure.  We do not enter into such contracts for speculative purposes.  We manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

Interest Rate Hedges

In connection with the debt incurred as part of the acquisition of Butler Animal Health Supply, LLC (“BAHS”), BAHS incurred $320.0 million of debt.  Interest on the debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2%.  The debt agreement contains a provision that required BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS has entered into series of interest rate caps, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3% through March 12, 2012.

As of December 25, 2010, the fair value of our interest rate cap agreements recorded in other current and non-current assets in our consolidated balance sheet was $14 thousand, which represented the amount that would be received upon unwinding the interest rate cap agreements based on market conditions at that time.  Changes in the fair value of these interest rate cap agreements are reflected as an adjustment to current and non-current assets or liabilities with an offsetting adjustment to Accumulated other comprehensive income since the hedge is deemed fully effective.

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar may affect our financial results.  Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings.  We purchase short-term (i.e., 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.

As of December 25, 2010, the fair value of our foreign currency exchange agreements, which expire through May 26, 2011, recorded in other current liabilities was $1.6 million, as determined by quoted market prices.  A hypothetical 5% change in the value of the U.S. dollar would change the fair value of our foreign currency exchange agreements by $2.3 million.

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

ITEM 8.  Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
HENRY SCHEIN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 25, 2010 and December 26, 2009 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 25, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 25, 2010 and December 26, 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 25, 2010, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.'s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 22, 2011

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 25,	December 26,
	2010	2009

ASSETS
Current assets:
Cash and cash equivalents	$150,348	$471,154
Accounts receivable, net of reserves of $56,267 and $51,724	885,784	725,397
Inventories, net	870,206	775,199
Deferred income taxes	48,951	48,001
Prepaid expenses and other	214,013	183,782
Total current assets	2,169,302	2,203,533
Property and equipment, net	252,573	259,576
Goodwill	1,424,794	986,395
Other intangibles, net	405,468	204,445
Investments and other	295,334	182,036
Total assets	$4,547,471	$3,835,985

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$590,029	$521,079
Bank credit lines	41,508	932
Current maturities of long-term debt	4,487	23,560
Accrued expenses:
Payroll and related	172,746	155,298
Taxes	91,581	86,034
Other	267,736	289,351
Total current liabilities	1,168,087	1,076,254
Long-term debt	395,309	243,373
Deferred income taxes	190,225	100,976
Other liabilities	76,753	75,304
Total liabilities	1,830,374	1,495,907

Redeemable noncontrolling interests	304,140	178,570
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
91,939,477 outstanding on December 25, 2010 and
90,630,889 outstanding on December 26, 2009	919	906
Additional paid-in capital	601,014	603,772
Retained earnings	1,779,178	1,492,607
Accumulated other comprehensive income	30,514	64,194
Total Henry Schein, Inc. stockholders' equity	2,411,625	2,161,479
Noncontrolling interests	1,332	29
Total stockholders' equity	2,412,957	2,161,508
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,547,471	$3,835,985

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Years ended
	December 25, 2010	December 26, 2009	December 27, 2008

Net sales	$7,526,790	$6,538,336	$6,380,413
Cost of sales	5,355,914	4,621,516	4,506,118
Gross profit	2,170,876	1,916,820	1,874,295
Operating expenses:
Selling, general and administrative	1,637,460	1,449,715	1,431,769
Restructuring costs	12,285	3,020	23,240
Operating income	521,131	464,085	419,286
Other income (expense):
Interest income	14,098	9,979	16,355
Interest expense	(33,641)	(23,370)	(34,605)
Other, net	447	2,026	(5,587)
Income from continuing operations before taxes,
equity in earnings of affiliates and noncontrolling
interests	502,035	452,720	395,449
Income taxes	(160,069)	(127,521)	(131,210)
Equity in earnings of affiliates	10,165	5,243	5,037
Income from continuing operations	352,131	330,442	269,276
Income (loss) from discontinued operations, net of tax	-	2,715	(7,902)
Net income	352,131	333,157	261,374
Less: Net income attributable to noncontrolling interests	(26,342)	(22,004)	(21,917)
Net income attributable to Henry Schein, Inc.	$325,789	$311,153	$239,457

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$325,789	$308,551	$247,347
Income (loss) from discontinued operations, net of tax	-	2,602	(7,890)
Net income	$325,789	$311,153	$239,457

Earnings (loss) per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$3.62	$3.47	$2.78
Diluted	$3.49	$3.41	$2.71

From discontinued operations:
Basic	$-	$0.03	$(0.09)
Diluted	$-	$0.03	$(0.08)

From net income:
Basic	$3.62	$3.50	$2.69
Diluted	$3.49	$3.44	$2.63

Weighted-average common shares outstanding:
Basic	90,097	88,872	89,080
Diluted	93,268	90,556	91,221

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance, December 29, 2007	89,603,660	$896	$579,125	$994,424	$100,268	$274	$1,674,987

Net income (loss) (excluding $21,929 attributable to Redeemable
noncontrolling interests)	-	-	-	239,457	-	(12)	239,445
Foreign currency translation loss (excluding $2,060 attributable to
Redeemable noncontrolling interests)	-	-	-	-	(75,666)	-	(75,666)
Unrealized gain from foreign currency hedging activities,
net of tax of $2,526	-	-	-	-	6,929	-	6,929
Unrealized investment loss, net of tax benefit of $821	-	-	-	-	(1,201)	-	(1,201)
Pension adjustment loss, net of tax benefit of $443	-	-	-	-	(609)	-	(609)
Total comprehensive income							168,898

Change in fair value of redeemable securities	-	-	(51,138)	-	-	-	(51,138)
Stock issued to 401(k) plan	79,723	1	4,661	-	-	-	4,662
Repurchase and retirement of common stock	(1,621,710)	(16)	(30,345)	(52,427)	-	-	(82,788)
Stock issued upon exercise of stock options,
including tax benefit of $6,977	991,259	10	32,616	-	-	-	32,626
Stock-based compensation expense	298,917	3	25,104	-	-	-	25,107
Balance, December 27, 2008	89,351,849	894	560,023	1,181,454	29,721	262	1,772,354

Net income (excluding $21,975 attributable to Redeemable
noncontrolling interests)	-	-	-	311,153	-	29	311,182
Foreign currency translation gain (excluding $2,065 attributable to
Redeemable noncontrolling interests)	-	-	-	-	46,364	-	46,364
Unrealized gain from foreign currency hedging activities,
net of tax benefit of $3,228	-	-	-	-	(8,238)	-	(8,238)
Unrealized investment loss, net of tax benefit of $105	-	-	-	-	(120)	-	(120)
Pension adjustment loss, net of tax benefit of $1,086	-	-	-	-	(3,533)	-	(3,533)
Total comprehensive income							345,655

Purchase of noncontrolling interest	-	-	-	-	-	(262)	(262)
Change in fair value of redeemable securities	-	-	581	-	-	-	581
Stock issued to 401(k) plan	100,778	1	5,300	-	-	-	5,301
Stock issued upon exercise of stock options,
including tax benefit of $2,642	445,916	4	14,508	-	-	-	14,512
Stock-based compensation expense	802,068	8	25,916	-	-	-	25,924
Shares withheld for payroll taxes	(69,722)	(1)	(2,149)	-	-	-	(2,150)
Liability for cash settlement stock option awards	-	-	(407)	-	-	-	(407)
Balance, December 26, 2009	90,630,889	906	603,772	1,492,607	64,194	29	2,161,508

Net income (excluding $26,054 attributable to Redeemable
noncontrolling interests)	-	-	-	325,789	-	288	326,077
Foreign currency translation loss (excluding $2,281 attributable to
Redeemable noncontrolling interests)	-	-	-	-	(28,303)	-	(28,303)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $255	-	-	-	-	(885)	-	(885)
Unrealized investment gain, net of tax of $215	-	-	-	-	145	-	145
Pension adjustment loss, net of tax benefit of $1,710	-	-	-	-	(4,637)	-	(4,637)
Total comprehensive income							292,397

Dividends paid	-	-	-	-	-	(501)	(501)
Reclassification of noncontrolling interests no longer
subject to redemption	-	-	-	-	-	1,516	1,516
Initial noncontrollling interests and adjustments related to
business acquisitions	-	-	(22,077)	-	-	-	(22,077)
Change in fair value of redeemable securities	-	-	(51,843)	-	-	-	(51,843)
Stock issued upon conversion of convertible senior notes	732,422	7	12,129	-	-	-	12,136
Stock issued to 401(k) plan	107,662	1	5,720	-	-	-	5,721
Repurchase and retirement of common stock	(1,005,869)	(10)	(18,507)	(39,218)	-	-	(57,735)
Stock issued upon exercise of stock options,
including tax benefit of $8,304	1,248,643	12	46,729	-	-	-	46,741
Stock-based compensation expense	285,742	3	29,907	-	-	-	29,910
Shares withheld for payroll taxes	(60,012)	-	(4,260)	-	-	-	(4,260)
Liability for cash settlement stock option awards	-	-	(556)	-	-	-	(556)
Balance, December 25, 2010	91,939,477	919	601,014	1,779,178	30,514	1,332	2,412,957

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended
	December 25, 2010	December 26, 2009	December 27, 2008

Cash flows from operating activities:
Net income	$352,131	$333,157	$261,374
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of discontinued operation, net of tax	-	(2,382)	-
Impairment from write-down of long-lived assets of
discontinued operation	-	-	8,484
Depreciation and amortization	101,214	81,493	78,127
Amortization of bond discount	4,007	5,990	5,649
Stock-based compensation expense	29,910	25,924	25,429
Provision for losses on trade and other accounts receivable	5,564	4,747	6,255
Benefit from deferred income taxes	(6,051)	(26,214)	(5,958)
Stock issued to 401(k) plan	5,721	5,301	4,662
Undistributed earnings of affiliates	(10,165)	(5,243)	(5,037)
Other	3,702	2,373	150
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(76,129)	20,445	(26,834)
Inventories	(21,307)	(19,242)	(68,360)
Other current assets	(26,640)	375	11,261
Accounts payable and accrued expenses	26,917	(29,834)	89,580
Net cash provided by operating activities	388,874	396,890	384,782

Cash flows from investing activities:
Purchases of fixed assets	(39,000)	(51,627)	(50,870)
Payments for equity investments and business
acquisitions, net of cash acquired	(399,575)	(56,648)	(128,470)
Cash received from business divestiture	-	12,716	-
Purchases of available-for-sale securities	(26,984)	-	(35,925)
Proceeds from sales of available-for-sale securities	6,000	9,955	5,722
Proceeds from maturities of available-for-sale securities	26,984	-	-
Net proceeds from foreign exchange forward contract
settlements	-	275	41,336
Other	4,171	(12,119)	197
Net cash used in investing activities	(428,404)	(97,448)	(168,010)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	40,500	(4,481)	(7,197)
Proceeds from issuance of long-term debt	110,000	-	-
Principal payments for long-term debt	(266,051)	(154,329)	(33,721)
Proceeds from issuance of stock upon exercise of stock options	38,437	11,870	25,649
Payments for repurchases of common stock	(57,735)	-	(82,788)
Excess tax benefits related to stock-based compensation	11,292	4,680	11,041
Distributions to noncontrolling shareholders	(12,531)	(2,604)	(2,150)
Acquisitions of noncontrolling interests in subsidiaries	(146,811)	(52,453)	-
Other	(357)	(358)	1,196
Net cash used in financing activities	(283,256)	(197,675)	(87,970)

Net change in cash and cash equivalents	(322,786)	101,767	128,802
Effect of exchange rate changes on cash and cash equivalents	1,980	(183)	(6,822)
Cash and cash equivalents, beginning of year	471,154	369,570	247,590
Cash and cash equivalents, end of year	$150,348	$471,154	$369,570

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)

Note 1 – Significant Accounting Policies

Nature of Operations

We distribute healthcare products and services primarily to office-based healthcare practitioners in the combined North American and European markets, with operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia, Turkey and the United Arab Emirates.

Principles of Consolidation

Our consolidated financial statements include the accounts of Henry Schein, Inc. and all of our controlled subsidiaries.  All intercompany accounts and transactions are eliminated in consolidation.  Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned or investments in unconsolidated affiliates of less than 20% in which we have the ability to influence the operating or financial decisions, are accounted for under the equity method.  See Note 6 for accounting treatment of Redeemable noncontrolling interests.  Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December.  The years ended December 25, 2010, December 26, 2009 and December 27, 2008 consisted of 52 weeks.

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

Revenue derived from the sale of consumable products is recognized when products are shipped to customers.  Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers.  We believe that the shipment date is the most appropriate point in time indicating the completion of the earnings process because we have no post-shipment obligations, the product price is fixed and determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

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

Revenue derived from the sale of products consisting of multiple elements (i.e., hardware, software, installation, training and technical support) is allocated to the various elements based upon vendor-specific objective evidence of fair value or deferred until such time as vendor-specific evidence of fair value is obtained.

Revenue derived from other sources including freight charges, equipment repairs and financial services, is recognized when the related product revenue is recognized or when the services are provided.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Outstanding checks in excess of funds on deposit of $44.7 million and $48.3 million, primarily related to payments for inventory, were classified as accounts payable as of December 25, 2010 and December 26, 2009.

Available-for-sale Securities

As of December 25, 2010, we have approximately $15.1 million invested in auction-rate securities (“ARS”).  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $13.1 million of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.

We determine cost of investments in available-for-sale securities on a specific identification basis.  As of December 25, 2010 and December 26, 2009, unrealized losses, which are recorded in Accumulated other comprehensive income within the equity section of our consolidated balance sheets, on our available-for-sale securities totaled $1.7 million and $2.2 million, respectively.  Gross realized gains and losses were immaterial in all periods presented.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs from continuing operations were $57.0 million, $46.6 million and $49.6 million for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses from continuing operations were $12.7 million, $12.4 million and $18.4 million for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 25, 2010 and December 26, 2009, we had $3.5 million and $3.4 million of deferred direct marketing expenses included in other current assets.

Supplier Rebates

Supplier rebates are included as a reduction of cost of sales and are recognized over the period they are earned.  The factors we consider in estimating supplier rebate accruals include forecasted inventory purchases and sales, in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization.  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.  Depreciation is computed primarily under the straight-line method (see Note 2, Property and Equipment, Net for estimated useful lives).

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
(In thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

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

Risk Management and Derivative Financial Instruments

We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates.  Our objective is to manage the impact that interest rate and foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows.  Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract.  We do not enter into derivative instruments for speculative purposes.  Our derivative instruments primarily include interest rate caps related to our long-term floating rate debt and foreign currency forward agreements related to certain intercompany loans and certain forecasted inventory purchase commitments with foreign suppliers.

Our interest rate cap agreements are designated as cash flow hedges.  At each balance sheet date, the interest rate caps are recorded at estimated fair value.  Changes in the fair value of the cap are expected to be highly effective in offsetting the unpredictability in expected future cash flows on floating rate indebtedness attributable to fluctuations in interest rates.  Unrealized gains and losses on the outstanding balances of the interest rate caps are recorded as a component of Accumulated other comprehensive income.  Gains and losses realized at the time of our quarterly interest payments due to the expiration of applicable portions of the interest rate caps are reclassified to Interest expense.

Our foreign currency forward agreements related to forecasted inventory purchase commitments are designated as cash flow hedges.  Our foreign currency forward agreements related to foreign currency balance sheet exposure provide economic hedges but are not designated as hedges for accounting purposes.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the year ended December 25, 2010, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to impairment analysis at least once annually.  Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units.  Measuring fair value of a reporting unit is generally based on valuation techniques using multiples of sales or earnings. We regard our reporting units to be our operating segments (dental, medical, animal health and international) and technology.  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  Our impairment analysis for indefinite-lived intangibles consists of a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the end of our third quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For certain indefinite-lived intangible assets, a present value technique, such as estimates of future cash flows, is utilized.  There were no events or circumstances from the date of that assessment through December 25, 2010 that impacted our analysis.

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

For the year ended December 25, 2010, the results of our goodwill impairment testing did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs from continuing operations were $54.2 million, $54.6 million and $56.4 million for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under accounting principles generally accepted in the United States, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation adjustments, unrealized gains (losses) on hedging and investment activity and pension adjustments.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

During January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements.  This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques.  The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Effective December 27, 2009, we have adopted the provisions relating to Level 1 and Level 2 disclosures and such provisions did not have a material impact on our consolidated financial statements.  We do not expect the provisions relating to Level 3 disclosures to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Accounting Standards Update No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

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

Effective December 28, 2008, we have adopted the provisions of ASC Topic 480-10.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase (for a price equal to fair value based on third-party valuations) all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of put options contained in contractual agreements.   As a result of the adoption of the provisions of ASC Topic 480-10, we have recorded the maximum redemption amount which approximates fair value of the noncontrolling interests subject to put options as redeemable noncontrolling interests ($304.1 million, $178.6 million and $233.0 million at December 25, 2010, December 26, 2009 and December 27, 2008, respectively) and reduced Additional paid-in capital and Noncontrolling interests within the Stockholders’ equity section of our consolidated balance sheets.  The change in carrying value of the noncontrolling interests subject to put options at December 25, 2010 compared to December 26, 2009 was primarily due to purchases of additional interests in consolidated subsidiaries and income attributable to noncontrolling interests.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital.  These adjustments do not impact the calculation of earnings per share.

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
(In thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

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

New Accounting Pronouncements Not Yet Adopted

In December 2010, the FASB issued ASU 2010-29, which contains updated accounting guidance to clarify the acquisition date that should be used for reporting pro forma financial information when comparative financial statements are issued.  This update requires that a company should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  This update also requires disclosure of the nature and amount of material, nonrecurring pro forma adjustments.  The provisions of this update, which are to be applied prospectively, are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted.  The impact of this update on our consolidated financial statements will depend on the size and nature of future business combinations.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

During October 2009, the FASB issued ASU 2009-13 which amended guidance contained within ASC Topic 605-25 related to revenue recognition for multiple-element arrangements.   The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable.  These amendments also will replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  The guidance in this update will require that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  The amendments in this update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  The provisions are not expected to have a material impact on our consolidated financial statements.

Note 2 – Property and Equipment, Net

Property and equipment consisted of the following:

	December 25, 2010	December 26, 2009
Land	$13,151	$12,644
Buildings and permanent improvements	98,501	97,983
Leasehold improvements	58,228	60,392
Machinery and warehouse equipment	60,927	73,003
Furniture, fixtures and other	72,406	73,069
Computer equipment and software	209,095	239,543
	512,308	556,634
Less accumulated depreciation and amortization	(259,735)	(297,058)
Property and equipment, net	$252,573	$259,576

The decrease in gross property and equipment during the year ended December 25, 2010 is primarily attributable to the write-off of fully depreciated property and equipment.

Depreciation is computed primarily under the straight-line method over the following estimated useful lives:

Years
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

The net carrying value of equipment held under capital leases amounted to approximately $3.2 million and $5.5 million as of December 25, 2010 and December 26, 2009.  Property and equipment related depreciation expense, from continuing operations, for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 was $49.1 million, $46.4 million and $45.1 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 25, 2010 and December 26, 2009 were as follows:

	Healthcare Distribution	Technology	Total
Balance as of December 27, 2008	$856,623	$66,329	$922,952
Adjustments to goodwill:
Acquisitions	40,817	4,383	45,200
Discontinued operation impairment	(444)	-	(444)
Foreign currency translation	15,674	3,013	18,687
Balance as of December 26, 2009	912,670	73,725	986,395
Adjustments to goodwill:
Acquisitions	445,089	5,530	450,619
Foreign currency translation	(10,934)	(1,286)	(12,220)
Balance as of December 25, 2010	$1,346,825	$77,969	$1,424,794

Other intangible assets consisted of the following:

	December 25, 2010			December 26, 2009
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$44,309	$(6,089)	$38,220	$27,800	$(6,460)	$21,340
Trademarks / trade names - definite lived	40,346	(13,666)	26,680	18,892	(11,026)	7,866
Trademarks / trade names - indefinite lived	25,059	-	25,059	26,720	-	26,720
Customer relationships and lists	384,365	(98,906)	285,459	192,004	(69,235)	122,769
Other	42,309	(12,259)	30,050	36,728	(10,978)	25,750
Total	$536,388	$(130,920)	$405,468	$302,144	$(97,699)	$204,445

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately six years as of December 25, 2010.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately six years as of December 25, 2010.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 11 years as of December 25, 2010.  The increase in customer relationships and customer lists during the year ended December 25, 2010 is primarily attributable to the acquisition of BAHS.

Amortization expense, attributable to continuing operations, related to definite-lived intangible assets for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 was $47.2 million, $30.6 million and $27.9 million.  The annual amortization expense expected for the years 2011 through 2015 is $50.2 million, $48.3 million, $41.2 million, $35.0 million and $32.3 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 25,	December 26,
	2010	2009
Investment in unconsolidated affiliates (1)	$198,613	$86,117
Non-current deferred foreign, state and local income taxes	30,894	33,201
Notes receivable (2)	17,098	23,437
Auction rate securities, net of temporary impairment	13,367	18,848
Distribution rights and exclusivity agreements, net of amortization	4,978	5,311
Security deposits	3,435	3,197
Debt issuance costs, net of amortization	9,015	1,931
Other long-term assets	17,934	9,994
Total	$295,334	$182,036

(1)	Increase in investment in unconsolidated affiliates during the year ended December 25, 2010 is primarily due to the purchase of new equity interests.

(2)	Long-term notes receivable carry interest rates ranging from 1.52% to 12.0% and are due in varying installments through 2020.

Amortization of other long-term assets, from continuing operations, for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 was $4.9 million, $4.5 million and $4.5 million.

Note 5 – Debt

 Bank Credit Lines

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The $400 million credit line expires in September 2013.  This credit line replaced our then existing $300 million revolving credit line, which would have expired in May 2010.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  In addition to the amounts outstanding under our shelf facilities, discussed below, we have outstanding borrowings of approximately $30.0 million under our $400 million credit facility.  As of December 25, 2010, there were $9.8 million of letters of credit provided to third parties.

As of December 25, 2010, we had various other short-term bank credit lines available, of which approximately $11.5 million was outstanding.  As of December 25, 2010, borrowings under our credit lines had a weighted average interest rate of 2.58% and were collateralized by assets with an aggregate net carrying value of $245.6 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 5 – Debt – (Continued)

On August 10, 2010, we entered into a $400 million private placement shelf facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of December 25, 2010, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

The debt incurred as part of the acquisition of Butler Animal Health Supply, LLC (“BAHS”) is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of December 25, 2010.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, capital expenditures, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.   In addition, the debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

Long-term debt

Long-term debt consisted of the following:

	December 25, 2010	December 26, 2009
Private placement debt	$100,000	$-
Senior notes	-	20,453
Convertible debt (net of discount of $4.0 million)	-	235,993
Notes payable to banks (net of a discount of $1.3 million) at an
interest rate of 5.5% (1)	279,055	19
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2015 at interest rates ranging
from 3.3% to 8.25%	16,522	4,836
Capital lease obligations (see Note 17)	4,219	5,632
Total	399,796	266,933
Less current maturities	(4,487)	(23,560)
Total long-term debt	$395,309	$243,373

(1)	Increase in notes payable balance at December 25, 2010 is primarily attributable to the debt incurred as part of the acquisition of BAHS.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 5 – Debt – (Continued)

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

On September 3, 2010, we paid approximately $240 million in cash and issued 732 shares of our common stock in connection with the redemption of our $240.0 million of Convertible Notes, which were issued in 2004.

As of December 25, 2010, the aggregate amounts of long-term debt, including capital leases, maturing in each of the next five years and thereafter are as follows:

2011	$4,487
2012	5,533
2013	3,322
2014	15,298
2015	4,899
Thereafter	366,257

Total	$399,796

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 6 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities.  Such redemption prices are equal to fair value based on third-party valuations.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 are presented in the following table:

	December 25, 2010	December 26, 2009	December 27, 2008
Balance, beginning of period	$178,570	$233,035	$150,028
Net increase (decrease) in redeemable noncontrolling interests
due to business acquisitions or redemptions	62,314	(71,951)	14,994
Net income attributable to redeemable noncontrolling interests	26,054	21,975	21,929
Dividends declared	(12,360)	(5,973)	(2,994)
Effect of foreign currency translation attributable to
redeemable noncontrolling interests	(2,281)	2,065	(2,060)
Change in fair value of redeemable securities	51,843	(581)	51,138
Balance, end of period	$304,140	$178,570	$233,035

Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the year ended December 25, 2010, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 7 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation adjustments, unrealized gains (losses) on hedging and investment activity and pension adjustments.

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 25,	December 26,	December 27,
	2010	2009	2008
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(864)	$1,417	$(648)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$41,138	$69,441	$23,077
Unrealized gain (loss) from foreign currency
hedging activities	(1,060)	(175)	8,063
Unrealized investment loss	(1,176)	(1,321)	(1,201)
Pension adjustment loss	(8,388)	(3,751)	(218)
Accumulated other comprehensive income	$30,514	$64,194	$29,721

Total Accumulated other comprehensive income	$29,650	$65,611	$29,073

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests, net of applicable taxes for the years ended:

	December 25,	December 26,	December 27,
	2010	2009	2008
Foreign currency translation adjustment	$(2,281)	$2,065	$(2,060)

The following table summarizes our total comprehensive income, net of applicable taxes for the years ended:

	December 25,	December 26,	December 27,
	2010	2009	2008
Comprehensive income attributable to
Henry Schein, Inc.	$292,109	$345,626	$168,910
Comprehensive income (loss) attributable to
noncontrolling interests	288	29	(12)
Comprehensive income attributable to Redeemable
noncontrolling interests	23,773	24,040	19,869
Comprehensive income	$316,170	$369,695	$188,767

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 8 – Fair Value Measurements

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

Auction-rate securities

As of December 25, 2010, we have approximately $15.1 million ($13.4 million net of temporary impairments) invested in auction-rate securities (“ARS”), which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Approximately $13.1 million ($11.4 million net of temporary impairments) of our ARS are backed by student loans that are backed by the federal government and the remaining $2.0 million are invested in closed-end municipal bond funds.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During 2010, we received approximately $0.4 million and $5.6 million of redemptions, at par, for our closed-end municipal bond funds and our student loan portfolios, respectively.

As of December 25, 2010, we have continued to classify our closed-end municipal bond funds, as well as our student loan portfolios, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 26, 2009 of $2.2 million related to our closed-end municipal bond funds and our student loan portfolios was decreased to $1.7 million during the year ended December 25, 2010.  The decrease in the temporary impairment was due to the level of redemptions and changes in interest rates during the year.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Money market fund

As of December 25, 2010, we had approximately $0.2 million, $0 net of reserves, invested in the Reserve Primary Fund.  This money market fund included in its holdings commercial paper of Lehman Brothers.  As a result of the Chapter 11 bankruptcy of Lehman Brothers Holdings, Inc., the net asset value of the fund decreased below $1.00.  During the year ended December 25, 2010, we received approximately $1.8 million of distributions from the Reserve Primary Fund.  We do not expect to receive any additional redemptions from the Reserve Primary Fund.  As of December 25, 2010, the value of our holdings in this fund are classified as Level 3 within the fair value hierarchy, due to the lack of observable inputs and the absence of trading activity.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities. The carrying value of these financial instruments approximates fair value due to their short maturities.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of December 25, 2010 and December 26, 2009 was estimated at $441.3 million and $307.5 million.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs.  We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates.  Our derivative instruments primarily include interest rate caps related to our long-term floating rate debt and foreign currency forward agreements related to intercompany loans and certain forecasted inventory purchase commitments with suppliers.

The fair values for the majority of our foreign currency and interest rate derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rates, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.  The details of the changes in Redeemable noncontrolling interests are shown in Note 6.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 25, 2010 and December 26, 2009:

	December 25, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$13,367	$13,367
Money market fund	-	-	-	-
Derivative contracts	-	1,213	-	1,213
Total assets	$-	$1,213	$13,367	$14,580

Liabilities:
Derivative contracts	$-	$2,771	$-	$2,771
Total liabilities	$-	$2,771	$-	$2,771

Redeemable noncontrolling interests	$-	$-	$304,140	$304,140

	December 26, 2009
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$18,848	$18,848
Money market fund	-	-	1,746	1,746
Derivative contracts	-	6,177	-	6,177
Total assets	$-	$6,177	$20,594	$26,771

Liabilities:
Derivative contracts	$-	$5,234	$-	$5,234
Total liabilities	$-	$5,234	$-	$5,234

Redeemable noncontrolling interests	$-	$-	$178,570	$178,570

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

As of December 25, 2010, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 26, 2009 of $2.2 million was decreased by $0.5 million to $1.7 million during the year ended December 25, 2010.

We estimated the value of our holdings within the Reserve Primary Fund based upon the net asset value of the fund as of September 16, 2008, subsequent to the declaration of bankruptcy by Lehman Brothers Holdings, Inc.  During the year ended December 25, 2010, we received approximately $1.8 million of distributions from The Reserve Primary Fund, leaving a remaining balance of approximately $0.2 million, $0 net of reserves, as of December 25, 2010.

The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 29, 2007	$150,028
Transfers to Level 3	36,318
Change in redeemable noncontrolling interests	83,007
Losses:
Reported in earnings - Reserve Primary Fund increase	(750)
Reported in accumulated other comprehensive income	(2,022)
Balance, December 27, 2008	$266,581
Change in redeemable noncontrolling interests	(54,465)
Redemptions at par	(13,227)
Gains and (losses):
Reported in earnings - Reserve Primary Fund reduction	500
Reported in accumulated other comprehensive income	(225)
Balance, December 26, 2009	$199,164
Change in redeemable noncontrolling interests	125,728
Redemptions at par	(7,781)
Gains:
Reported in earnings - Reserve Primary Fund reduction	36
Reported in accumulated other comprehensive income	360
Balance, December 25, 2010	$317,507

(1)
Level 3 amounts consist of closed-end municipal bond funds, student loan backed auction-rate securities, money market fund and redeemable noncontrolling interests.  See Note 6 for the components of the changes in Redeemable noncontrolling interests.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 9 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

Effective December 31, 2009, we acquired a majority interest in Butler Animal Health Holding Company, LLC (“Butler Holding”), the holding company of BAHS, a distributor of companion animal health supplies to veterinarians.  BAHS further complements our domestic and international animal health operations and accordingly has been included in our Animal health operating segment, which is reported as part of Healthcare distribution.  We contributed certain assets and liabilities with a net book value of approximately $86.0 million related to our United States animal health business to BAHS and paid approximately $42.0 million in cash to acquire 50.1% of the equity interests in Butler Holding indirectly through W.A. Butler Company, a holding company that is partially owned by Oak Hill Capital Partners (“OHCP”).  As part of a recapitalization at closing, BAHS combined with our animal health business to form Butler Schein Animal Health (“BSAH”), while incurring approximately $127.0 million in incremental debt used primarily to finance Butler Holding stock redemptions.  As a result, BSAH had $320.0 million of debt at closing, $37.5 million of which was provided by Henry Schein, Inc. and is eliminated in the accompanying consolidated financial statements.  Total consideration for the acquisition of BAHS, including $96.1 million of value for noncontrolling interests, was $351.1 million and was allocated as follows:

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 9 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions – (Continued)

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of December 25, 2010.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

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

In addition to the BAHS acquisition, we completed certain other acquisitions during the year ended December 25, 2010, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $162.9 million of initial goodwill through preliminary purchase price allocations.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 9 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions – (Continued)

In addition to these acquisitions, we completed other acquisitions during the year ended December 27, 2008 which resulted in the recording of approximately $28.9 million of initial goodwill through preliminary purchase price allocations.  These other acquisitions were immaterial to our financial statements individually and in the aggregate.

Discontinued Operations and Divestitures

On August 5, 2009, we completed the sale of a wholesaler of dental consumables for aggregate consideration of $14.2 million.  Prior results for this business have been presented as discontinued operations in the accompanying consolidated statements of income.  The total pretax income from discontinued operations for the year ended December 26, 2009 was $6.5 million ($2.6 million after taxes) consisting of a $6.0 million ($2.4 million after taxes) gain on the sale and $0.5 million ($0.2 million after taxes) income from operations.  The total pretax loss from discontinued operations for this business for the year ended December 27, 2008 was $0.1 million (nil after taxes).

Net sales generated by our wholesaler of dental consumables were $8.0 million and $14.5 million for the years ended December 26, 2009 and December 27, 2008, respectively.

During November 2008, we reached a decision to exit the wholesale ultrasound business and dispose of such operations during the fourth quarter of 2008.  This business was a component of our healthcare distribution business.

In connection with this decision, we assessed our long-lived assets for impairment, which resulted in the recording of an impairment charge of approximately $11.2 million (approximately $7.3 million after-tax) for the write-down of all long-lived assets, including goodwill of $6.7 million.  The total pretax loss from discontinued operations for this business for the year ended December 27, 2008 was $12.1 million ($7.9 million after taxes).

Net sales generated by this business were $12.7 million for the year ended December 27, 2008.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 9 – Business Acquisitions, Discontinued Operations, Divestitures and Other Transactions – (Continued)

In addition, under our previous agreement, if certain product specification and performance milestones occurred, we were required to pay additional amounts (as equity contributions) to certain of D4D’s members equal to $16.0 million.  On August 3, 2009, we entered into an amendment whereby we paid certain of D4D’s members approximately $8.0 million and agreed to make two contingent payments of up to $4.0 million each based on D4D meeting certain financial performance criteria in 2009, 2010 and 2011.  A total of $2.6 million of these amounts have been earned and will be paid in two equal payments upon receipt of audited financials for fiscal 2010 and 2011.  A contingent payment with respect to fiscal 2010 and 2011 of up to an additional $2.7 million per year may be earned based on D4D’s financial performance.  The August 3, 2009 payment of approximately $8.0 million is included in Investments and other in our consolidated financial statements and is being amortized over a period of 15 years.  Amounts due under the amended agreement are being accounted for as increases in the carrying value of our investment in D4D when paid or at such earlier time as the payment is determined to be probable.  Any underlying allocations to intangible assets will be determined at that time.

Note 10 – Plans of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs.  These actions included the elimination of approximately 430 positions from our operations and the closing of several smaller facilities.

For the years ended December 26, 2009 and December 27, 2008, we incurred restructuring costs of approximately $3.0 million (approximately $2.1 million after taxes) and $23.2 million (approximately $16.0 million after taxes), respectively, consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.

During the first quarter of 2010, we completed an additional restructuring in order to further reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

For the year ended December 25, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.

The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 10 – Plans of Restructuring – (Continued)

The following table shows the amounts expensed and paid for restructuring costs that were incurred during 2010 and 2009 and the remaining accrued balance of restructuring costs as of December 25, 2010 and December 26, 2009, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 27, 2008	Provision	Payments and Other Adjustments	Balance at December 26, 2009	Provision	Payments and Other Adjustments	Balance at December 25, 2010
Severance costs (1)	$14,330	$1,532	$13,697	$2,165	$8,800	$8,978	$1,987
Facility closing costs (2)	3,688	1,452	3,110	2,030	3,355	3,034	2,351
Other professional and
consulting costs	519	36	453	102	130	227	5
Total	$18,537	$3,020	$17,260	$4,297	$12,285	$12,239	$4,343

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

The following table shows, by reportable segment, the restructuring costs incurred during 2010 and 2009 and the remaining accrued balance of restructuring costs as of December 25, 2010 and December 26, 2009:

	Balance at December 27, 2008	Provision	Payments and Other Adjustments	Balance at December 26, 2009	Provision	Payments and Other Adjustments	Balance at December 25, 2010
Healthcare distribution	$18,457	$3,020	$17,252	$4,225	$12,063	$11,945	$4,343
Technology	80	-	8	72	222	294	-
Total	$18,537	$3,020	$17,260	$4,297	$12,285	$12,239	$4,343

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 11 – Earnings Per Share

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

On September 3, 2010, we redeemed all of our 3% convertible contingent notes originally due in 2034 (the “Convertible Notes”) for approximately $240 million in cash and issued 732 shares of our common stock.  The effect of assumed conversion of our Convertible Notes, as it relates to the impact on diluted earnings per share, was included through September 3, 2010.

For the years ended December 25, 2010 and December 27, 2008, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt.  During these periods, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.  For the year ended December 26, 2009, our convertible debt was not convertible at a premium and thus the impact of an assumed conversion was not applicable.

A reconciliation of shares used in calculating basic and diluted earnings per share follows:

	Years ended
	December 25, 2010	December 26, 2009	December 27, 2008
Basic	90,097	88,872	89,080
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,271	1,684	1,515
Effect of assumed conversion of convertible debt	900	-	626
Diluted	93,268	90,556	91,221

Weighted-average options to purchase 991, 2,738 and 910 shares of common stock at prices ranging from $59.89 to $62.05, $47.31 to $62.05 and $53.43 to $62.05 per share that were outstanding during the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively, were excluded from each respective year’s computation of diluted earnings per share.  In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 12 – Income Taxes

Income from continuing operations before taxes, equity in earnings of affiliates and noncontrolling interests was as follows:

	Years ended
	December 25, 2010	December 26, 2009	December 27, 2008
Domestic	$343,502	$308,238	$300,227
Foreign	158,533	144,482	95,222
Total	$502,035	$452,720	$395,449

The provisions for income taxes attributable to continuing operations were as follows:

	Years ended
	December 25, 2010	December 26, 2009	December 27, 2008
Current income tax expense:
U.S. Federal	$108,540	$101,092	$94,215
State and local	22,227	16,649	14,310
Foreign	35,353	35,965	22,741
Total current	166,120	153,706	131,266

Deferred income tax expense (benefit):
U.S. Federal	(9,096)	(5,059)	499
State and local	(1,299)	(722)	72
Foreign	4,344	(20,404)	(627)
Total deferred	(6,051)	(26,185)	(56)
Total provision	$160,069	$127,521	$131,210

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 25, 2010	December 26, 2009
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	$18,047	$18,734
Uniform capitalization adjustments to inventories	8,131	9,690
Other current assets	19,244	6,742
Current deferred income tax asset (1)	45,422	35,166

Non-current deferred income tax asset (liability):
Property and equipment	(13,131)	(14,658)
Stock-based compensation	38,663	35,312
Other non-current liabilities	(215,162)	(120,737)
Net operating losses of domestic subsidiaries	8,300	9,411
Net operating losses of foreign subsidiaries	49,107	58,980
Total non-current deferred tax liability	(132,223)	(31,692)
Valuation allowance for non-current deferred tax assets (2)	(27,108)	(36,083)
Net non-current deferred tax liability (1)	(159,331)	(67,775)
Net deferred income tax liability	$(113,909)	$(32,609)

(1)	Certain deferred tax amounts do not have a right of offset and are therefore reflected on a gross basis in current assets and non-current liabilities in our consolidated balance sheets.

(2)
Primarily relates to operating losses of acquired foreign subsidiaries, the benefits of which are uncertain.  Any future reductions of such valuation allowances will be reflected as a reduction of income tax expense in accordance with the provisions of ASC Topic 805, “Business Combinations.”

All net deferred income tax assets are realizable as we have sufficient taxable income in prior years and anticipate sufficient taxable income in future years to realize the tax benefit for deductible temporary differences.

As of December 25, 2010, we have federal net operating loss carryforwards of $21.7 million relating to our domestic subsidiaries.  Of such losses, $16.2 million can be utilized against future federal income through 2026, and $5.5 million can be utilized against future federal income through 2027.  We have state net operating loss carryforwards of $7.0 million relating to our domestic subsidiaries, which can be utilized against future state income through 2029.  Foreign net operating loss carryforwards totaled $178.0 million as of December 25, 2010.  Of such losses, $0.8 million can be utilized against future foreign income through 2012, $1.5 million can be utilized against future foreign income through 2013, $2.4 million can be utilized against future foreign income through 2014, $3.2 million can be utilized against future foreign income through 2015, $1.5 million can be utilized against future foreign income through 2016, $1.1 million can be utilized against future foreign income through 2017 and $167.5 million has an indefinite life.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax provisions attributable to continuing operations differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 25, 2010	December 26, 2009	December 27, 2008
Income tax provision at federal statutory rate	$175,713	$158,452	$138,407
State income tax provision, net of federal income tax effect	13,224	10,078	9,426
Foreign income tax benefit	(17,109)	(16,743)	(11,902)
Valuation allowance	(7,085)	(19,467)	3,090
Interest expense related to loans	(9,714)	(7,014)	(7,254)
Other	5,040	2,215	(557)
Total income tax provision	$160,069	$127,521	$131,210

        For the year ended December 25, 2010, our effective tax rate from continuing operations was 31.9% compared to 28.2% for the prior year period.  The difference resulted primarily from the reduction of a valuation allowance in 2009 as explained below.  Without the effect of the reduction of the valuation allowance described below, our effective tax rate from continuing operations for the year ended December 26, 2009 would have been 32.8%.  The net reduction in our 2010 effective tax rate results from additional tax planning initiatives, settlements of tax audits, a reduction of valuation allowances and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.

During the third quarter of 2009, we substantially completed a plan of reorganization outside the United States that allowed us to utilize tax loss carryforwards to offset taxable income beginning in 2010 in certain foreign tax jurisdictions.  As a result, we determined that it is more likely than not that a portion of deferred tax assets previously fully reserved will be realized.  Therefore, the 2009 provision for income taxes includes a $20.9 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings.  As of December 25, 2010, the cumulative amount of reinvested earnings was approximately $344.0 million.

        ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.  This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The total amount of unrecognized tax benefits as of December 25, 2010 was approximately $26.9 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties were approximately $5.1 million and $0, respectively, as of December 25, 2010.  It is expected that the amount of interest will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 2003 and forward for certain foreign jurisdictions.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes:

	December 25, 2010	December 26, 2009
Balance, beginning of period	$17,000	$11,800
Additions based on current year tax positions	2,500	1,600
Additions based on prior year tax positions	5,100	6,700
Reductions based on prior year tax positions	(700)	(100)
Reductions resulting from settlements with taxing authorities	(2,100)	(2,000)
Reductions resulting from lapse in statutes of limitations	-	(1,000)
Balance, end of period	$21,800	$17,000

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 13 – Concentrations of Risk

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas.  No single customer accounted for more than 0.9% of our net sales in 2010.  With respect to our sources of supply, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 31% and 8%, respectively, of our aggregate purchases in 2010.

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

Note 14 – Derivatives and Hedging Activities

We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets.  We attempt to minimize these risks by primarily using interest rate cap agreements, foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against interest rate, currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include interest rate volatility, currency markets and availability of hedging instruments and liquidity of the credit markets.  All interest rate cap and foreign currency forward and interest rate cap contracts (see Note 5 for discussion of interest rate cap related to BAHS) that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward and interest rate caps contracts aimed at limiting the impact of foreign currency exchange rate and interest rate fluctuations on earnings.  We purchase short-term (i.e., 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to our foreign suppliers.  We purchase interest rate caps to protect against interest rate risk on variable rate debt payable to third parties.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 14 – Derivatives and Hedging Activities – (Continued)

The following table presents the fair value of our derivative instruments:

	Asset Derivatives		Liability Derivatives
	December 25, 2010		December 25, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments under
ASC Topic 815-10:
Interest rate contracts	Prepaid expenses and other	$14	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	509	Accrued expenses other	1,178
Total		523		1,178

Derivatives not designated as
hedging instruments under
ASC Topic 815-10:
Foreign exchange contracts	Prepaid expenses and other	690	Accrued expenses other	1,593
Total derivatives		$1,213		$2,771

	Asset Derivatives		Liability Derivatives
	December 26, 2009		December 26, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as
hedging instruments under
ASC Topic 815-10:
Interest rate contracts	Prepaid expenses and other	$453	Accrued expenses other	$-
Foreign exchange contracts	Prepaid expenses and other	427	Accrued expenses other	3,428
Total		880		3,428

Derivatives not designated as
hedging instruments under
ASC Topic 815-10:
Foreign exchange contracts	Prepaid expenses and other	5,297	Accrued expenses other	1,806
Total derivatives		$6,177		$5,234

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 14 – Derivatives and Hedging Activities – (Continued)

Cash Flow Hedges

Our cash flow hedges consist of foreign exchange contracts and interest rate caps.  The amounts recorded in Accumulated other comprehensive income (“AOCI”) primarily represent the change in spot rates at the time of the initial hedge compared to the spot rate when marked to market.  The loss recognized in AOCI (effective portion) for the years ended December 25, 2010 and December 26, 2009 was $0.5 million and $0.1 million, respectively.

The activity recorded within our consolidated statements of income relating to cash flow hedges include amounts reclassified from AOCI (effective portion) and forward points (ineffective portion).  The following table presents the effect of our cash flow hedges:

Location of Loss Reclassified from AOCI into Income (Effective Portion)	Loss Reclassified from AOCI into Income (Effective Portion)	Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 25, 2010		Year Ended December 25, 2010
Other, net	$(593)	Interest expense	$(185)
Cost of sales	(2,440)

Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Location where Forward Points are Recognized in Income on Derivative (Ineffective Portion)	Amount of Forward Points Recognized in Income on Derivative (Ineffective Portion)
	Year Ended December 26, 2009		Year Ended December 26, 2009
Other, net	$(1,081)	Interest income	$39
Cost of sales	4,886	Other, net	5

Economic Hedges

We are also a party to contracts that serve as economic hedges that we have not designated as hedges for accounting purposes, which consist of foreign exchange contracts.  Gains (losses) associated with these foreign exchange contracts are recorded in Other, net within our consolidated statements of income and totaled $1.4 million and $(4.3) million for the years ended December 25, 2010 and December 26, 2009, respectively.  Forward points related to these foreign exchange contracts, which are recorded in Interest expense within our consolidated statements of income, totaled $0.5 and $0.2 million for the years ended December 25, 2010 and December 26, 2009, respectively.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 15 – Segment and Geographic Data

We conduct our business through two reportable segments: healthcare distribution and technology.  These segments offer different products and services to the same customer base.  The healthcare distribution reportable segment aggregates our dental, medical, animal health and international operating segments.  This segment consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market.  Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions throughout the United States.  Our animal health group serves animal health practices and clinics throughout the United States.  Our international group serves dental, medical and animal health practitioners in 23 countries outside of North America.

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

The following tables present information about our business segments:

	Years ended
	December 25, 2010	December 26, 2009	December 27, 2008
Net Sales:
Healthcare distribution (1):
Dental (2)	$2,678,830	$2,509,921	$2,567,064
Medical (3)	1,290,428	1,217,020	1,210,875
Animal health (4)	889,303	240,082	218,093
International (5)	2,468,277	2,398,105	2,221,092
Total healthcare distribution	7,326,838	6,365,128	6,217,124
Technology (6)	199,952	173,208	163,289
Total	$7,526,790	$6,538,336	$6,380,413

(1)
Consists of consumable products, small equipment, laboratory products, large dental and medical equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canadian dental markets.

(3)	Consists of products sold in the United States’ medical market.

(4)	Consists of products sold in the United States’ animal health market.

(5)	Consists of products sold in dental, medical and animal health markets, primarily in Europe, Australia and New Zealand.

(6)
Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

	Years ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Operating Income:
Healthcare distribution	$454,660	$401,915	$362,307
Technology	66,471	62,170	56,979
Total	$521,131	$464,085	$419,286

Income from continuing operations before taxes, equity in earnings of affiliates and noncontrolling interests :
Healthcare distribution	$437,971	$392,431	$337,617
Technology	64,064	60,289	57,832
Total	$502,035	$452,720	$395,449

Depreciation and Amortization:
Healthcare distribution	$95,267	$75,290	$71,731
Technology	5,947	6,203	6,396
Total	$101,214	$81,493	$78,127

Income Tax Expense Attributable to Continuing Operations:
Healthcare distribution	$132,785	$99,000	$103,344
Technology	27,284	28,521	27,866
Total	$160,069	$127,521	$131,210

Interest Income:
Healthcare distribution	$14,088	$9,929	$15,982
Technology	10	50	373
Total	$14,098	$9,979	$16,355

Interest Expense:
Healthcare distribution	$33,627	$23,362	$34,583
Technology	14	8	22
Total	$33,641	$23,370	$34,605

Purchases of Fixed Assets:
Healthcare distribution	$37,158	$49,282	$49,336
Technology	1,842	2,345	1,534
Total	$39,000	$51,627	$50,870

	As of
	December 25,	December 26,	December 27,
	2010	2009	2008
Total Assets:
Healthcare distribution	$4,405,389	$3,703,315	$3,457,391
Technology	142,082	132,670	141,819
Total	$4,547,471	$3,835,985	$3,599,210

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

 Note 15 – Segment and Geographic Data – (Continued)

The following table sets forth our net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

	Years Ended
	December 25,	December 26,	December 27,
	2010	2009	2008
Healthcare Distribution
Dental:
Consumable dental products, dental laboratory
products and small equipment (1)	$3,180,366	$2,994,714	$2,963,657
Large dental equipment (2)	1,167,934	1,118,500	1,142,948
Total dental	4,348,300	4,113,214	4,106,605

Medical products (3)	1,441,396	1,530,704	1,458,629
Animal health products (4)	1,537,142	721,210	651,890

Total Healthcare distribution	7,326,838	6,365,128	6,217,124

Technology
Software and related products and
other value-added products (5)	199,952	173,208	163,289

Total	$7,526,790	$6,538,336	$6,380,413

(1)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(2)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(3)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products, equipment and vitamins.

(4)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(5)	Includes software and related products and other value-added products, including financial products and continuing education.

The following table presents information about our operations by geographic area as of and for the three years ended December 25, 2010.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States and Germany, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2010		2009		2008
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$4,777,172	$1,248,837	$3,902,353	$590,917	$3,897,520	$588,308
Germany	689,159	187,112	699,309	182,590	671,341	184,729
Other	2,060,459	646,886	1,936,674	676,909	1,811,552	611,843
Consolidated total	$7,526,790	$2,082,835	$6,538,336	$1,450,416	$6,380,413	$1,384,880

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 16 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense, recorded in accordance with the provisions of ASC Topic 718, “Stock Compensation,” of $29.9 million ($20.4 million after-tax), $25.9 million ($17.5 million after-tax) and $25.4 million ($17.0 million after-tax) for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, we presented $11.3 million, $4.7 million and $11.0 million of benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units).  In March 2009 and March 2010, equity-based awards were granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.  As of December 25, 2010, there were 27,077 shares authorized and 5,730 shares available to be granted under the 1994 Stock Incentive Plan and 800 shares authorized and 147 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price.  With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors.  Though there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock, based on our closing stock price at time of grant.

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

Stock-based compensation grants for the years ended December 25, 2010 and December 26, 2009 primarily consisted of restricted stock and restricted stock unit grants.  Stock-based compensation grants for the year ended December 27, 2008 consisted of stock options, restricted stock and restricted stock unit grants.  Certain options granted require us to settle the option in the form of a cash payment.  As of December 25, 2010, we have recorded a liability of $0.6 million relating to fair value measurement of these options.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $55.59, $34.35 and $18.44 per share during the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

Total unrecognized compensation cost related to non-vested awards as of December 25, 2010 was $56.2 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

A summary of the stock option activity under the Plans is presented below:

	Years ended
	December 25,		December 26,		December 27,
	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning
of year	6,295	$40.66	6,792	$39.85	6,829	$34.67
Granted	10	56.03	42	38.33	1,125	59.78
Exercised	(1,249)	30.84	(446)	26.62	(991)	25.87
Forfeited	(44)	50.12	(93)	48.83	(171)	45.29
Outstanding at end of year	5,012	43.05	6,295	40.66	6,792	39.85

Options exercisable at end
of year	4,252	40.58	4,835	36.31	5,141	35.11

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected stock price volatility	20%	28%	20%
Risk-free interest rate	2.37%	1.88%	2.75%
Expected life of options (years)	4.5	4.5	4.5

We have not declared cash dividends on our stock in the past and we do not anticipate declaring cash dividends in the foreseeable future.  The expected stock price volatility is based on the evaluation of implied volatilities from traded call options on our stock and from call options embedded in our convertible debt, historical volatility of our stock and other factors.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant in conjunction with considering the expected life of options.  The expected life of options represents the approximate period of time that granted options are expected to be outstanding and is based on historical data, including, among other things, option exercises, forfeitures and cancellations.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

The following table represents the intrinsic values of:

	As of
	December 25,	December 26,	December 27,
	2010	2009	2008
Stock options outstanding	$95,777	$84,880	$24,928
Stock options exercisable	91,741	82,476	24,928

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

The total cash received as a result of stock option exercises for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 was approximately $38.4 million, $11.9 million and $25.6 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 were $8.3 million, $2.6 million and $7.0 million.  We settle employee stock option exercises with newly issued common shares.

The total intrinsic value of restricted stock (including RSUs) that vested was $12.3 million, $8.7 million and $1.4 million during the years ended December 25, 2010, December 26, 2009 and December 27, 2008.  The following table summarizes the status of our non-vested restricted shares/units for the year ended December 25, 2010:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	598	$25,662
Granted	246	13,881
Vested	(87)	(4,125)
Forfeited	(14)	(614)
Outstanding at end of period	743	$34,804	$46,190

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	1,010	$22,271
Granted	478	26,942
Vested	(129)	(6,622)
Forfeited	(12)	(508)
Outstanding at end of period	1,347	$42,083	$83,748

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 25, 2010, December 26, 2009 and December 27, 2008 amounted to $22.2 million, $18.9 million and $17.3 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged (credited) to operations during the years ended December 25, 2010, December 26, 2009 and December 27, 2008 amounted to $0.6 million, $1.9 million and $(1.6) million.  The reduction in expense during the year ended December 27, 2008 was due to a decrease in the market value of the plan’s investments during the period.

Note 17 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2025.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 25, 2010 were:

2011	$60,100
2012	48,162
2013	30,994
2014	18,608
2015	13,725
Thereafter	35,423

Total minimum operating lease payments	$207,012

Total rental expense attributable to continuing operations for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 was $62.6 million, $56.1 million and $59.0 million.

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 25, 2010 were:

2011	$1,959
2012	1,537
2013	525
2014	496
2015	11
Thereafter	-
Total minimum capital lease payments	4,528
Less: Amount representing interest at 2.80% to 10.71%	(309)
Total present value of minimum capital lease payments	$4,219

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 17 – Commitments and Contingencies – (Continued)

Purchase Commitments

In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 25, 2010 were:

2011	$127,518
2012	110,165
2013	21,742
2014	22,712
2015	21,388
Thereafter	124,091
Total minimum inventory purchase
commitment payments	$427,616

We have obligations to purchase certain pharmaceutical products from a manufacturer through 2013, which require us to pay a price based on the prevailing market price or a formula price in each respective year.  The amounts included in the above table related to these purchase commitments were determined using current market conditions.  We also have obligations to purchase certain pharmaceutical products from another manufacturer.  Actual amounts may differ.

Litigation

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes and other matters arising out of the ordinary course of our business.  In our opinion, pending matters will not have a material adverse effect on our financial condition or results of operations.

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

As of December 25, 2010, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements expiring through 2015 that have varying base aggregate annual payments of approximately $13.4 million in 2011, which decrease periodically to approximately $0.3 million in 2015.  We also have a lifetime consulting agreement that provides for current compensation of $0.4 million per year, increasing $25 every fifth year with the next increase in 2012.  In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 18 – Quarterly Information (Unaudited)

The following presents certain quarterly financial data:

	Quarters ended
	March 27, 2010	June 26, 2010	September 25, 2010	December 25, 2010
Net sales	$1,760,310	$1,849,401	$1,893,511	$2,023,568
Gross profit	513,033	545,644	537,456	574,743
Operating income	103,759	138,006	137,368	141,998
Net income	67,252	93,163	94,490	97,226

Amounts attributable to
Henry Schein, Inc.:
Net income	60,900	84,001	87,893	92,995

Earnings per share attributable to
Henry Schein, Inc.:

From net income:
Basic	$0.68	$0.93	$0.97	$1.03
Diluted	0.66	0.90	0.94	1.00

	Quarters ended
	March 28, 2009 (1)	June 27, 2009 (1)	September 26, 2009 (1)	December 26, 2009
Net sales	$1,485,388	$1,607,434	$1,659,433	$1,786,081
Gross profit	438,363	475,918	476,267	526,272
Operating income	90,588	121,970	113,885	137,642
Income from continuing operations	59,183	80,200	98,375	92,684
Net income	59,300	80,425	100,748	92,684

Amounts attributable to
Henry Schein, Inc.:
Income from continuing operations	$54,774	$73,324	$94,045	$86,408
Income from discontinued operations,
net of tax	77	149	2,376	-
Net income	54,851	73,473	96,421	86,408

Earnings per share attributable to
Henry Schein, Inc.:

From continuing operations
per share:
Basic	$0.62	$0.83	$1.06	$0.97
Diluted	0.61	0.81	1.03	0.94
From net income:
Basic	$0.62	$0.83	$1.09	$0.97
Diluted	0.61	0.81	1.05	0.94

(1)
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
(In thousands, except per share data)

Note 18 – Quarterly Information (Unaudited) – (Continued)

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

Our business has been subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of software, equipment and seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	costs of developing new applications and services;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	our success in establishing or maintaining business relationships;

•	restructuring costs;

•	changes in accounting principles;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury; and

•	increases in the cost of shipping or service issues with our third-party shippers.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet or exceed market expectations, our stock price may decline.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(In thousands, except per share data)

Note 19 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 25, 2010	December 26, 2009	December 27, 2008
Interest	$25,531	$22,202	$30,249
Income taxes	145,758	170,024	109,103

There was approximately $286.3 million, $3.7 million and $0.8 million of debt assumed as a part of the acquisitions for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively.  Debt assumed in the year ended December 25, 2010 primarily relates to the acquisition of Butler Animal Health Supply, LLC.  On September 3, 2010, we paid approximately $240 million in cash and issued 732 shares of our common stock in connection with the redemption of our $240.0 million Convertible Notes, which were issued in 2004.  During the years ended December 25, 2010, December 26, 2009 and December 27, 2008, we had $(1.1) million, $(11.5) million and $9.5 million of non-cash net unrealized gains (losses) related to foreign currency hedging activities.  During the year ended December 26, 2009, we exchanged a loan receivable from D4D in the amount of $7.6 million for equity securities in D4D.

ITEM 9.  Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 25, 2010 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended December 25, 2010, post-acquisition and integration related activities continued for the North American Animal Health, Dental and Medical businesses acquired during 2010 representing aggregate annual revenues of approximately $756.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.  In addition, for our Dental business in the United States, post-implementation related activities continued for the new sales compensation system which supports accounting for annual sales commissions of approximately $131.0 million.

All acquisitions, acquisition integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 25, 2010.

The effectiveness of our internal control over financial reporting as of December 25, 2010 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Henry Schein, Inc.
Melville, New York

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 25, 2010 and December 26, 2009, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 25, 2010 and our report dated February 22, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 22, 2011

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors”, with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee”, with respect to corporate governance, in each case in our definitive 2011 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2010 Proxy Statement filed pursuant to Regulation 14A on March 31, 2010.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2011 Proxy Statement.

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

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the Section entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2011 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 25, 2010:

	Number of Common Shares to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options	Number of Common Shares Available for Future Issuances

Plans Approved by
Stockholders	4,961,763	$43.28	5,877,277
Plans Not Approved by
Stockholders	50,000	20.41	-
Total	5,011,763	$43.05	5,877,277

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2011 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2011 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2011 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.     Exhibits and Financial Statement Schedules

1.      Financial Statements:
 Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 52.

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

                                                                                                                                                   Henry Schein, Inc.

                                                                                                                                                   By:  /s/ STANLEY M. BERGMAN
                                                                                                                                                   Stanley M. Bergman
                                                                                                                                                   Chairman and Chief Executive Officer
                                                                                                                                                   February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 22, 2011
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 22, 2011
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 22, 2011
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 22, 2011
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 22, 2011
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 22, 2011
Barry J. Alperin

/s/ PAUL BRONS	Director	February 22, 2011
Paul Brons

/s/ DONALD J. KABAT	Director	February 22, 2011
Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 22, 2011
Philip A. Laskawy

/s/ KARYN MASHIMA	Director	February 22, 2011
Karyn Mashima

/s/ NORMAN S. MATTHEWS	Director	February 22, 2011
Norman S. Matthews

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 22, 2011
Bradley T. Sheares, Ph. D.

/s/ LOUIS W. SULLIVAN, MD	Director	February 22, 2011
Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated February 22, 2011 relating to the consolidated financial statements of Henry Schein, Inc. which is contained in Item 15 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
February 22, 2011

Schedule II
Valuation and Qualifying Accounts

		Additions

Description	Balance at beginning of period	Charged to statement of income (1)	Charged to other accounts (2)	Deductions (3)	Balance at end of period

Year ended December 25, 2010:
Allowance for doubtful accounts,
sales returns and other	$51,724	$5,564	$5,700	$(6,721)	$56,267

Year ended December 26, 2009:
Allowance for doubtful accounts,
sales returns and other	$42,855	$4,747	$10,269	$(6,147)	$51,724

Year ended December 27, 2008:
Allowance for doubtful accounts,
sales returns and other	$41,315	$6,255	$1,959	$(6,674)	$42,855

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged to net sales primarily relate to increases in allowances for sales returns.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.

Exhibits

3.1	Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006.)

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

4.1
Master Note Facility, dated as of August 9, 2010, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto.  (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on August 10, 2010.)

4.2
Private Shelf Agreement, dated as of August 9, 2010, by and among the Company, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on August 10, 2010.)

10.1
Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007. (Incorporated by reference to our definitive 2007 Proxy Statement on Schedule 14A filed on April 10, 2007.)**

10.2
Amendment No. One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.3
Amendment No. Two to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.)**

10.4
Amendment Number Three to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010.)**

Exhibits

10.5
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010.)**

10.6
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010.)**

10.7
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010.)**

10.8
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010.)**

10.9
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of April 1, 2004 and January 1, 2005). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010.)**

10.10
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.11
Amendment No. One to the Henry Schein, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009.)**

10.12	Amendment Number Two to the Henry Schein, Inc. Supplemental Executive Retirement Plan, effective as of January 1, 2008.** +

10.13
Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment No. One, effective as of May 25, 2004. (Incorporated by reference to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

10.14
Amendment No. Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.15
Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010.)**

Exhibits

10.16	2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to our definitive 2001 Proxy Statement on Schedule 14A, filed on April 30, 2001.)**

10.17
Amendment No. One to 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.18
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

10.20	Henry Schein, Inc. 2001 Non-Employee Director Incentive Plan. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002.)**

10.21	Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.22
Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.23	Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011.**+

10.24
Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010.)**

10.25
Amended and Restated Employment Agreement dated as of December 31, 2008 between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.26
Amended and Restated Letter Agreement effective as of December 11, 2008 between us and Stanley Komaroff. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

10.27
Amended and Restated Change in Control Agreements dated December 12, 2008 between us and Gerald Benjamin, James Breslawski, Leonard David, Stanley Komaroff, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively. (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)**

Exhibits

10.28
Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 27, 2008.)

10.29
Amendment dated November 29, 2009 to the Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.)

10.30
Second Amendment dated August 9, 2010 to the Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008.+

10.31
Third Amendment dated October 29, 2010 to the Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008.+

10.32	Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009. +

10.33
First Amendment dated December 21, 2010 to the Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009. *+

10.34
Distribution Agreement entered into as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.31 to our Annual Report on form 10-K for the year ended December 25, 2004.)*

10.35
Amendment dated October 2, 2006 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)*

10.36
Second Amendment dated October 5, 2006 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)

10.37
Amendment dated December 20, 2007 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation. (Incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)

Exhibits

10.38
Amendment dated October 15, 2008 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation.  (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008.)*

10.39
Amendment dated February 9, 2010 to Distribution Agreement, dated as of December 2, 2004, by and between us and ID Biomedical Corporation.* (Incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the fiscal year ended December 26, 2009.)

10.40
Omnibus Agreement, dated November 29, 2009, by and among Henry Schein, Inc., National Logistics Services, LLC, Winslow Acquisition Company, Butler Animal Health Holding Company LLC, Butler Animal Health Supply, LLC, Oak Hill Capital Partners II, L.P., Oak Hill Capital Management Partners II, L.P., W.A. Butler Company, Burns Veterinary Supply, Inc. and certain other persons party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 30, 2009.)

10.41
Amendment No. 1 to Omnibus Agreement, dated December 31, 209, by and between Henry Schein, Inc. and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.42
Put Rights Agreement, dated December 31, 2009, by and among Henry Schein, Inc., Oak Hill Capital Partners II, L.P., Oak Hill Capital Management Partners II, L.P. and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on January 4, 2010.)

10.43
First Amendment dated December 1, 2010 to Put Rights Agreement among Henry Schein, Inc., Oak Hill Capital Partners II, L.P., Oak Hill Capital Management Partners II, L.P. and Butler Animal Health Holding Company LLC.+

10.44
Put Rights Agreement, dated December 31, 2009, by and among Henry Schein, Inc., Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

10.45	First Amendment dated December 1, 2010 to Put Rights Agreement among Henry Schein, Inc., Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company LLC.+

21.1	List of our Subsidiaries.+

23.1	Consent of BDO USA, LLP.+

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
_________
+	Filed herewith.

*
Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**	Indicates management contract or compensatory plan or agreement.