Form 10-Q
period 2011-03-26
HENRY SCHEIN INC
filed 2011-05-03
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011
or

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

As of April 25, 2011, there were 92,251,522 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 26,	December 25,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,712	$150,348
Accounts receivable, net of reserves of $58,745 and $56,267	934,952	885,784
Inventories, net	930,341	870,206
Deferred income taxes	51,363	48,951
Prepaid expenses and other	228,143	214,013
Total current assets	2,261,511	2,169,302
Property and equipment, net	271,750	252,573
Goodwill	1,499,689	1,424,794
Other intangibles, net	458,480	405,468
Investments and other	303,564	295,334
Total assets	$4,794,994	$4,547,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$579,474	$590,029
Bank credit lines	97,194	41,508
Current maturities of long-term debt	8,357	4,487
Accrued expenses:
Payroll and related	153,892	172,746
Taxes	131,387	91,581
Other	263,899	267,736
Total current liabilities	1,234,203	1,168,087
Long-term debt	407,462	395,309
Deferred income taxes	196,358	190,225
Other liabilities	82,711	76,753
Total liabilities	1,920,734	1,830,374

Redeemable noncontrolling interests	426,060	304,140
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
92,261,494 outstanding on March 26, 2011 and
91,939,477 outstanding on December 25, 2010	923	919
Additional paid-in capital	518,842	601,014
Retained earnings	1,837,229	1,779,178
Accumulated other comprehensive income	89,836	30,514
Total Henry Schein, Inc. stockholders' equity	2,446,830	2,411,625
Noncontrolling interests	1,370	1,332
Total stockholders' equity	2,448,200	2,412,957
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,794,994	$4,547,471

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 26,	March 27,
	2011	2010

Net sales	$1,947,761	$1,760,310
Cost of sales	1,381,939	1,247,277
Gross profit	565,822	513,033
Operating expenses:
Selling, general and administrative	441,522	396,989
Restructuring costs	-	12,285
Operating income	124,300	103,759
Other income (expense):
Interest income	3,933	3,388
Interest expense	(8,085)	(9,087)
Other, net	323	(115)
Income before taxes, equity in earnings of affiliates and
noncontrolling interests	120,471	97,945
Income taxes	(39,153)	(32,224)
Equity in earnings of affiliates	1,653	1,531
Net income	82,971	67,252
Less: Net income attributable to noncontrolling interests	(6,476)	(6,352)
Net income attributable to Henry Schein, Inc.	$76,495	$60,900

Earnings per share attributable to Henry Schein, Inc.:

Basic	$0.84	$0.68
Diluted	$0.82	$0.66

Weighted-average common shares outstanding:
Basic	90,615	89,508
Diluted	93,161	92,721

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance, December 25, 2010	91,939,477	$919	$601,014	$1,779,178	$30,514	$1,332	$2,412,957

Net income (excluding $6,381 attributable to Redeemable
noncontrolling interests)	-	-	-	76,495	-	95	76,590
Foreign currency translation gain (excluding $1,892
attributable to Redeemable noncontrolling interests)	-	-	-	-	57,817	-	57,817
Unrealized gain from foreign currency hedging activities,
net of tax of $406	-	-	-	-	1,887	-	1,887
Unrealized investment gain, net of tax benefit of $100	-	-	-	-	136	-	136
Pension adjustment loss, net of tax benefit of $31	-	-	-	-	(518)	-	(518)
Total comprehensive income							135,912

Dividends paid	-	-	-	-	-	(103)	(103)
Other adjustments	-	-	-	-	-	46	46
Change in fair value of redeemable securities	-	-	(101,033)	-	-	-	(101,033)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(2,138)	-	-	-	(2,138)
Repurchase and retirement of common stock	(409,755)	(4)	(8,650)	(18,444)	-	-	(27,098)
Stock issued upon exercise of stock options,
including tax benefit of $5,513	538,813	6	24,321	-	-	-	24,327
Stock-based compensation expense	302,184	3	8,342	-	-	-	8,345
Shares withheld for payroll taxes	(109,225)	(1)	(2,872)	-	-	-	(2,873)
Liability for cash settlement stock option awards	-	-	(142)	-	-	-	(142)

Balance, March 26, 2011	92,261,494	$923	$518,842	$1,837,229	$89,836	$1,370	$2,448,200

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 26,	March 27,
	2011	2010

Cash flows from operating activities:
Net income	$82,971	$67,252
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	28,348	24,572
Amortization of bond discount	-	1,548
Stock-based compensation expense	8,345	6,142
Provision for losses on trade and other accounts receivable	1,728	994
Provision for (benefit from) deferred income taxes	(6,772)	272
Undistributed earnings of affiliates	(1,653)	(1,531)
Other	1,835	1,361
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,990	(7,394)
Inventories	(6,944)	14,482
Other current assets	(1,131)	7,730
Accounts payable and accrued expenses	(70,138)	(93,753)
Net cash provided by operating activities	47,579	21,675

Cash flows from investing activities:
Purchases of fixed assets	(10,458)	(9,062)
Payments for equity investments and business
acquisitions, net of cash acquired	(133,614)	(108,946)
Purchases of available-for-sale securities	-	(26,984)
Proceeds from sales of available-for-sale securities	2,100	1,300
Other	1,308	(720)
Net cash used in investing activities	(140,664)	(144,412)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	55,660	(931)
Proceeds from issuance of long-term debt	3,000	-
Principal payments for long-term debt	(1,526)	(1,843)
Proceeds from issuance of stock upon exercise of stock options	18,814	15,280
Payments for repurchases of common stock	(27,098)	-
Excess tax benefits related to stock-based compensation	5,797	4,522
Distributions to noncontrolling shareholders	(1,062)	(1,298)
Acquisitions of noncontrolling interests in subsidiaries	(366)	(10,000)
Other	(90)	(90)
Net cash provided by financing activities	53,129	5,640

Net change in cash and cash equivalents	(39,956)	(117,097)
Effect of exchange rate changes on cash and cash equivalents	6,320	1,331
Cash and cash equivalents, beginning of period	150,348	471,154
Cash and cash equivalents, end of period	$116,712	$355,388

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 25, 2010.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 26, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2011.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2.  Segment Data (Continued)

The following tables present information about our reportable segments:

	Three Months Ended
	March 26,	March 27,
	2011	2010
Net Sales:
Healthcare distribution (1):
Dental (2)	$662,783	$614,649
Medical (3)	319,795	284,589
Animal health (4)	230,565	206,646
International (5)	678,972	609,453
Total healthcare distribution	1,892,115	1,715,337
Technology (6)	55,646	44,973
Total	$1,947,761	$1,760,310

(1)
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

	Three Months Ended
	March 26,	March 27,
	2011	2010
Operating Income:
Healthcare distribution	$109,532	$88,837
Technology	14,768	14,922
Total	$124,300	$103,759

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3.  Debt

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The $400 million credit line expires in September 2013.  The interest rate, which was 0.75% during the three months ended March 26, 2011, is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  In addition to the amounts outstanding under our shelf facilities, discussed below, we have outstanding borrowings of approximately $79.0 million under our $400 million credit facility.  As of March 26, 2011, there were $9.8 million of letters of credit provided to third parties.

As of March 26, 2011, we had various other short-term bank credit lines available, of which approximately $18.2 million was outstanding.  As of March 26, 2011, borrowings under all of our credit lines had a weighted average interest rate of 1.65%.

On August 10, 2010, we entered into $400 million private placement shelf facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of March 26, 2011, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

Effective December 31, 2009, Butler Animal Health Supply, LLC, or BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.  The remaining outstanding balance of $278.4 million is reflected in our consolidated balance sheet as of March 26, 2011.  Borrowings incurred as part of the acquisition of BAHS, along with certain of our credit lines, are collateralized by assets with an aggregate net carrying value of $325.0 million.

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of March 26, 2011.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, capital expenditures, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.   In addition, the debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps, for which we have elected hedge accounting treatment, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4.  Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 26, 2011 and the year ended December 25, 2010 are presented in the following table:

	March 26, 2011	December 25, 2010
Balance, beginning of period	$304,140	$178,570
Net increase in redeemable noncontrolling interests
due to business acquisitions, net of redemptions	13,354	62,314
Net income attributable to redeemable noncontrolling interests	6,381	26,054
Dividends declared	(740)	(12,360)
Effect of foreign currency translation attributable to
redeemable noncontrolling interests	1,892	(2,281)
Change in fair value of redeemable securities	101,033	51,843
Balance, end of period	$426,060	$304,140

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

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the three months ended March 26, 2011, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5.  Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation adjustments, unrealized gains (losses) on hedging and investment activity and pension adjustments.

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	March 26,	December 25,
	2011	2010
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$1,028	$(864)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$98,955	$41,138
Unrealized gain (loss) from foreign currency hedging activities	827	(1,060)
Unrealized investment loss	(1,040)	(1,176)
Pension adjustment loss	(8,906)	(8,388)
Accumulated other comprehensive income	$89,836	$30,514

Total Accumulated other comprehensive income	$90,864	$29,650

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests, net of applicable taxes as follows:

	Three Months Ended
	March 26,	March 27,
	2011	2010

Foreign currency translation adjustment	$1,892	$(3,487)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 26,	March 27,
	2011	2010
Comprehensive income attributable to
Henry Schein, Inc.	$135,817	$26,013
Comprehensive income attributable to
noncontrolling interests	95	13
Comprehensive income attributable to
Redeemable noncontrolling interests	8,273	2,852
Comprehensive income	$144,185	$28,878

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

Auction-rate securities

As of March 26, 2011, we have approximately $13.0 million ($11.3 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans that are backed by the federal government and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During the first quarter of 2011, we received approximately $2.1 million of redemptions of our ARS.  As of March 26, 2011, we have continued to classify our ARS, as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model, including assumptions for estimated interest rates, timing and amount of cash flows and expected holding period for the ARS portfolio, in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 25, 2010 of $1.7 million related to our ARS remained unchanged during the three months ended March 26, 2011.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.  The carrying value of these financial instruments approximates fair value due to their short maturities.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of March 26, 2011 and December 25, 2010 was estimated at $513.0 million and $441.3 million.

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

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.  The details of the changes in Redeemable noncontrolling interests are shown in Note 4.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 26, 2011 and December 25, 2010:

	March 26, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$11,306	$11,306
Derivative contracts	-	1,435	-	1,435
Total assets	$-	$1,435	$11,306	$12,741

Liabilities:
Derivative contracts	$-	$1,068	$-	$1,068
Total liabilities	$-	$1,068	$-	$1,068

Redeemable noncontrolling interests	$-	$-	$426,060	$426,060

	December 25, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$13,367	$13,367
Derivative contracts	-	1,213	-	1,213
Total assets	$-	$1,213	$13,367	$14,580

Liabilities:
Derivative contracts	$-	$2,771	$-	$2,771
Total liabilities	$-	$2,771	$-	$2,771

Redeemable noncontrolling interests	$-	$-	$304,140	$304,140

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 25, 2010	$317,507
Change in redeemable noncontrolling interests	121,920
Redemptions at par	(2,100)
Gain reported in accumulated other comprehensive income	39
Balance, March 26, 2011	$437,366

Level 3 (1)
Balance, December 26, 2009	$199,164
Change in redeemable noncontrolling interests	107,965
Redemptions at par	(2,980)
Gain reported in accumulated other comprehensive income	100
Balance, March 27, 2010	$304,249

(1)
Level 3 amounts consist of closed-end municipal bond funds, student loan backed auction-rate securities and redeemable noncontrolling interests.  See Note 4 for the components of the changes in Redeemable noncontrolling interests.

Note 7.  Business Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On December 31, 2010, we acquired 100% of the outstanding shares of Provet Holdings Limited (ASX: PVT), Australia’s largest distributor of veterinary products with sales in its 2010 fiscal year of approximately $278 million, for approximately $91 million, in a cash-for-stock exchange.

We completed other acquisitions during the three months ended March 26, 2011, the operating results of which are reflected in our financial statements from their respective acquisition dates.  All acquisitions individually and in the aggregate had an immaterial impact on our reported operating results.  Total acquisition costs incurred in the three months ended March 26, 2011 were immaterial to our financial results.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7.  Business Acquisitions (Continued)

Effective December 31, 2009, we acquired a majority interest in Butler Animal Health Holding Company, LLC (“Butler Holding”), the holding company of BAHS, a distributor of companion animal health supplies to veterinarians.  BAHS further complements our domestic and international animal health operations and accordingly has been included in our Animal health operating segment, which is reported as part of Healthcare distribution.  We contributed certain assets and liabilities with a net book value of approximately $86.0 million related to our United States animal health business to BAHS and paid approximately $42.0 million in cash to acquire 50.1% of the equity interests in Butler Holding indirectly through W.A. Butler Company, a holding company that is partially owned by Oak Hill Capital Partners (“OHCP”).  As part of a recapitalization at closing, BAHS combined with our animal health business to form Butler Schein Animal Health (“BSAH”), while incurring approximately $127.0 million in incremental debt used primarily to finance Butler Holding stock redemptions.  As a result, BSAH had incurred $320.0 million of debt at closing, $37.5 million of which was provided by Henry Schein, Inc. and is eliminated in the accompanying consolidated financial statements.

Total consideration for the acquisition of BAHS, including $96.1 million of value for noncontrolling interests, was $351.1 million, summarized as follows:

Net cash consideration paid by Henry Schein, Inc.	$41,990
Net book value of the United States animal health operations' assets and liabilities contributed	86,048
Fair value of noncontrolling interest in BAHS	96,110
Incremental debt incurred	127,000
Total consideration	$351,148

We estimated the $96.1 million fair value of noncontrolling interest in BAHS as of the acquisition date by applying an income approach as our valuation technique.  Our income approach followed a discounted cash flow method, which applied our best estimates of future cash flows and an estimated terminal value discounted to present value at a rate of return taking into account the relative risk of the cash flows.  To confirm the reasonableness of the value derived from the income approach, we also analyzed the values of comparable companies which are publicly traded.

The total consideration of $351.1 million was allocated as follows:

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7.  Business Acquisitions (Continued)

The goodwill recognized is primarily attributable to expected synergies and the assembled workforce of BAHS. The goodwill is not expected to be tax deductible for income tax purposes.  As a result of our contributed business being under the control of Henry Schein, Inc. before and after the transaction, the assets and liabilities of this business remain at their original historical accounting basis in the accompanying consolidated financial statements.

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of March 26, 2011.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps, for which we have elected hedge accounting treatment, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8.  Plans of Restructuring

During the first quarter of 2010, we completed a restructuring in order to reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

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

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 26, 2011 and the remaining accrued balance of restructuring costs as of March 26, 2011, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 25, 2010	Provision	Payments and Other Adjustments	Balance at March 26, 2011
Severance costs (1)	$1,992	$-	$630	$1,362
Facility closing costs (2)	2,351	-	561	1,790
Total	$4,343	$-	$1,191	$3,152

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

The following table shows, by reportable segment, the restructuring costs incurred during our 2010 fiscal year and the remaining accrued balance of restructuring costs as of March 26, 2011:

	Balance at December 25, 2010	Provision	Payments and Other Adjustments	Balance at March 26, 2011
Healthcare distribution	$4,343	$-	$1,191	$3,152
Technology	-	-	-	-
Total	$4,343	$-	$1,191	$3,152

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 9.  Earnings Per Share

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

For the three months ended March 27, 2010, diluted earnings per share includes the effect of common shares issuable upon conversion of our convertible debt.  During this period, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal is presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 26,	March 27,
	2011	2010
Basic	90,615	89,508
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,546	2,339
Effect of assumed conversion of convertible debt	-	874
Diluted	93,161	92,721

Weighted-average options to purchase 2 shares of common stock at an exercise of $69.45 per share and 1,000 shares of common stock at exercise prices ranging from $56.21 to $62.05 per share that were outstanding during the three months ended March 26, 2011 and March 27, 2010, respectively, were excluded from the computation of diluted earnings per share.  In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10.  Income Taxes

For the three months ended March 26, 2011, our effective tax rate from operations was 32.5% compared to 32.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of March 26, 2011 was approximately $28.5 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties were approximately $5.8 million and $0, respectively.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 2003 and forward for certain foreign jurisdictions.

Note 11.  Derivatives and Hedging Activities

We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets.  We attempt to minimize these risks by primarily using interest rate cap agreements, foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against interest rate, currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include interest rate volatility, currency markets and availability of hedging instruments and liquidity of the credit markets.  All interest rate cap and foreign currency forward and interest rate cap contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward and interest rate caps contracts aimed at limiting the impact of foreign currency exchange rate and interest rate fluctuations on earnings.  We purchase short-term (i.e., 12 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to our foreign suppliers.  We purchase interest rate caps to protect against interest rate risk on variable rate debt payable to third parties.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.  The impact of our hedging activities has historically not had a material impact on our consolidated financial statements.  Accordingly, additional disclosures related to derivatives and hedging activities required by ASC Topic 815 have been omitted.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12.  Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $8.3 million ($5.6 million after-tax) and $6.1 million ($4.1 million after-tax) for the three months ended March 26, 2011 and March 27, 2010, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally include a combination of at-the-money stock options and restricted stock (including restricted stock units).  In March 2009, March 2010 and March 2011, equity-based awards were granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions.  We issue restricted stock that vests solely based on the recipient’s continued service over time (four-year cliff vesting) and restricted stock that vests based on our achieving specified performance measurements and the recipient’s continued service over time (three-year cliff vesting).

With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price.  With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors.  Although there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock, based on our closing stock price at time of grant.

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

Restricted stock units are awards that we grant to certain employees that entitle the recipient to shares of common stock upon vesting.  We grant restricted stock units with the same time-based and performance-based vesting that we use for restricted stock.  The fair value of restricted stock units is determined on the date of grant, based on our closing stock price.

Total unrecognized compensation cost related to non-vested awards as of March 26, 2011 was $88.9 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12.  Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2011	2010
Expected dividend yield	0%	0%
Expected stock price volatility	20%	20%
Risk-free interest rate	2.13%	2.37%
Expected life of options (years)	4.75	4.5

The following table summarizes stock option activity under the Plans during the three months ended March 26, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	5,012	$43.05
Granted	10	69.45
Exercised	(539)	35.04
Forfeited	(7)	35.44
Outstanding at end of period	4,476	$44.09	4.7	$104,541

Options exercisable at end of period	4,176	$43.04	4.5	$102,005

The following tables summarize the status of our non-vested restricted stock/units for the three months ended March 26, 2011:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	743	$34,804
Granted	207	14,371
Vested	(85)	(4,365)
Forfeited	(3)	(127)
Outstanding at end of period	862	$44,683	$58,083

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	1,347	$42,083
Granted	438	30,939
Vested	(45)	(2,685)
Forfeited	(2)	(92)
Outstanding at end of period	1,738	$70,245	$117,245

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 26, 2011	March 27, 2010
Interest	$7,496	$10,205
Income taxes	19,276	13,450

During the three months ended March 26, 2011, we had a $2.3 million non-cash net unrealized gain related to hedging activities.  During the three months ended March 27, 2010, we had a $10.9 million non-cash net unrealized loss related to hedging activities.

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

We are headquartered in Melville, New York, employ more than 14,000 people (of which over 6,400 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia, Turkey and the United Arab Emirates.

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

The U.S. Census Bureau’s “Statistical Abstract of the United States: 2011,” reports that, in 2010, more than five million Americans were aged 85 or older, the segment of the population most in need of long-term care and elder-care services.  By the year 2050, that number is projected to more than triple to more than 19 million.  The population aged 65 to 84 years is projected to more than double in the same time period.

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

Government

The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, was the largest expansion of the Medicare program since its inception, and provided participants with voluntary outpatient prescription drug benefits beginning in 2006.  The MMA also included provisions relating to medication management programs, generic substitution and provider reimbursement.   The Patient Protection and Affordable Care Act, enacted in March 2010, generally known as The Health Care Reform Bill or PPACA, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of healthcare generally, to reduce fraud and abuse, and to provide access to health coverage for an additional

32 million people.  PPACA also imposes (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a “fee” on branded prescription drugs and biologics beginning in 2011, which may affect sales, (ii) mandates pharmacy benefit manager transparency regarding rebates, discounts and price concessions, which could affect pricing and competition and (iii) reduces the amount of out-of-pocket liability for patients participating in the Medicare outpatient drug benefit program created by the MMA.  Certain federal district courts have declared PPACA, or portions of it, to be unconstitutional, while certain other courts have affirmed its constitutionality.  Appeals are pending, and the matter is expected to be determined by the Supreme Court of the United States.

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

Regulations adopted under the federal Prescription Drug Marketing Act, effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  These requirements include tracking sales and distribution of prescription products from distributors and potentially manufacturers.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of some of the federal drug pedigree requirements, including the requirement to identify transactions back to the manufacturer, in response to a case initiated by secondary distributors.  On October 8, 2010, the U.S. District Court granted a motion to extend the time for either party to re-open the matter (which had been administratively closed in light of potential legislative action by Congress), until June 30, 2011, effectively continuing the injunction through this time. We continue to work with our suppliers to help minimize the risks associated with counterfeit products in the supply chain and potential litigation.

Other states and government agencies are currently considering similar drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  An increasing number of states, including Florida, have already adopted laws and regulations, including drug pedigree tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  Other states have passed or are reviewing the same type of requirements.  Bills have been proposed in Congress that would impose similar requirements at the federal level.

        The Combat Methamphetamine Enhancement Act of 2010, which became effective in April 2011, requires retail sellers of products containing certain chemicals, such as pseudoephedrine, to self certify to the Drug Enforcement Administration (“DEA”) that they are in compliance with the laws and regulations regarding such sales.  The law also prohibits distributors from selling these products to retailers who are not registered with the DEA or who have not self-certified compliance with the laws and regulations.  The

Secure and Responsible Drug Disposal Act of 2010, signed by President Obama in October 2010, is intended to allow individuals to return unused controlled substances to designated entities to more easily and safely dispose of controlled substances while reducing the chance of diversion.  The law authorizes DEA to designate certain entities to receive returned controlled substances but it does not mandate that entities must participate in a drug disposal program.

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended March 26, 2011 and March 27, 2010 (in thousands):

	Three Months Ended
	March 26,	March 27,
	2011	2010
Operating results:
Net sales	$1,947,761	$1,760,310
Cost of sales	1,381,939	1,247,277
Gross profit	565,822	513,033
Operating expenses:
Selling, general and administrative	441,522	396,989
Restructuring costs	-	12,285
Operating income	$124,300	$103,759

Other expense, net	$(3,829)	$(5,814)
Net income	82,971	67,252
Net income attributable to Henry Schein, Inc.	76,495	60,900

Cash flows:
Net cash provided by operating activities	$47,579	$21,675
Net cash used in investing activities	(140,664)	(144,412)
Net cash provided by financing activities	53,129	5,640

Plans of Restructuring

During the first quarter of 2010, we completed a restructuring in order to reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

During the three months ended March 27, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes).  These costs primarily consisted of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plans.  The costs associated with these restructurings are included in a separate line item, “Restructuring costs,” within our consolidated statements of income.

Three Months Ended March 26, 2011 Compared to Three Months Ended March 27, 2010

Net Sales

Net sales for the three months ended March 26, 2011 and March 27, 2010 were as follows (in thousands):

	March 26,	% of	March 27,	% of	Increase
	2011	Total	2010	Total	$	%
Healthcare distribution (1):
Dental (2)	$662,783	34.0%	$614,649	34.9%	$48,134	7.8%
Medical (3)	319,795	16.4	284,589	16.2	35,206	12.4
Animal health (4)	230,565	11.8	206,646	11.7	23,919	11.6
International (5)	678,972	34.9	609,453	34.6	69,519	11.4
Total healthcare distribution	1,892,115	97.1	1,715,337	97.4	176,778	10.3
Technology (6)	55,646	2.9	44,973	2.6	10,673	23.7
Total	$1,947,761	100.0%	$1,760,310	100.0%	$187,451	10.6

(1)
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

The $187.5 million, or 10.6%, increase in net sales for the three months ended March 26, 2011 includes an increase of 9.9% local currency growth (3.8% increase in internally generated revenue and 6.1% growth from acquisitions) as well as a increase of 0.7% related to foreign currency exchange.

The $48.1 million, or 7.8%, increase in dental net sales for the three months ended March 26, 2011 includes an increase of 7.2% in local currencies (2.9% increase in internally generated revenue and 4.3% growth from acquisitions) as well as an increase of 0.6% related to foreign currency exchange.  The 7.2% increase in local currency sales was due to increases in dental equipment sales and service revenues of 1.3% (all internally generated) and dental consumable merchandise sales growth of 8.9% (3.3% increase in internally generated revenue and 5.6% growth from acquisitions).

The $35.2 million, or 12.4%, increase in medical net sales for the three months ended March 26, 2011 includes an increase in internally generated revenue of 9.9% and acquisition growth of 2.5%.

The $23.9 million, or 11.6%, increase in animal health net sales for the three months ended March 26, 2011 includes an increase in internally generated revenue of 7.5% and acquisition growth of 4.1%.

The $69.5 million, or 11.4%, increase in international net sales for the three months ended March 26, 2011 includes sales growth of 9.8% in local currencies (9.9% growth from acquisitions offset by an internally generated decrease of 0.1%) as well as an increase of 1.6% related to foreign currency exchange.

The $10.7 million, or 23.7%, increase in technology net sales for the three months ended March 26, 2011 includes an increase of 22.9% local currency growth (13.8% internally generated growth and 9.1% growth from acquisitions) as well as a increase of 0.8% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 26, 2011 and March 27, 2010 were as follows (in thousands):

	March 26,	Gross	March 27,	Gross	Increase
	2011	Margin %	2010	Margin %	$	%
Healthcare distribution	$529,040	28.0%	$482,010	28.1%	$47,030	9.8%
Technology	36,782	66.1	31,023	69.0	5,759	18.6
Total	$565,822	29.0	$513,033	29.1	52,789	10.3

For the three months ended March 26, 2011, gross profit increased $52.8 million, or 10.3%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

Within our healthcare distribution segment, gross profit margins may vary from one period to the next.  Changes in the mix of products sold as well as changes in our customer mix have been the most significant drivers affecting our gross profit margin.  For example, sales of pharmaceutical products are generally at lower gross profit margins than other products.  Conversely, sales of our private label products achieve gross profit margins that are better than average.  With respect to customer mix, sales to our large-group customers are typically completed at lower gross margins due to the higher volumes sold as opposed to the gross margin on sales to office-based practitioners who normally purchase lower volumes at higher frequencies.

Healthcare distribution gross profit increased $47.0 million, or 9.8%, for the three months ended March 26, 2011 compared to the prior year period.  Healthcare distribution gross profit margin decreased to 28.0% for the three months ended March 26, 2011 from 28.1% for the comparable prior year period.  The decrease in our gross profit margin is primarily due to the relative increase in sales of pharmaceutical products which occurred following our acquisition of Butler Animal Health Holding Company (BAHS).

Technology gross profit increased $5.8 million, or 18.6%, for the three months ended March 26, 2011 compared to the prior year period.  Technology gross profit margin decreased to 66.1% for the three months ended March 26, 2011 from 69.0% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from network installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.), which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 26, 2011 and March 27, 2010 were as follows (in thousands):

		% of		% of
	March 26,	Respective	March 27,	Respective	Increase
	2011	Net Sales	2010	Net Sales	$	%
Healthcare distribution	$419,508	22.2%	$381,110	22.2%	$38,398	10.1%
Technology	22,014	39.6	15,879	35.3	6,135	38.6
Total	$441,522	22.7	$396,989	22.6	$44,533	11.2

Selling, general and administrative expenses increased $44.5 million, or 11.2%, to $441.5 million for the three months ended March 26, 2011 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses increased to 22.7% from 22.6% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $27.5 million, or 10.6%, to $288.1 million for the three months ended March 26, 2011 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.8% from 14.9% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $17.0 million, or 12.5%, to $153.4 million for the three months ended March 26, 2011 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.9% from 7.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended March 26, 2011 and March 27, 2010 were as follows (in thousands):

	March 26,	March 27,	Increase
	2011	2010	$	%
Interest income	$3,933	$3,388	$545	16.1%
Interest expense	(8,085)	(9,087)	1,002	11.0
Other, net	323	(115)	438	380.9
Other expense, net	$(3,829)	$(5,814)	$1,985	34.1

Other expense, net decreased $2.0 million for the three months ended March 26, 2011 from the comparable prior year period.  Interest income increased $0.5 million primarily due to higher investment income.  Interest expense decreased $1.0 million primarily due to reduced interest expense from the redemption of our Convertible Notes on September 3, 2010, partially offset by increased interest expense related to borrowings under our private placement shelf facilities and debt associated with the acquisition on a majority interest in Butler Animal Health Supply, LLC, as well as interest expense related to our credit lines.  In addition, Other, net increased by $0.4 million due primarily to the impact of foreign currency exchange.

Income Taxes

For the three months ended March 26, 2011, our effective tax rate was 32.5% compared to 32.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

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

Net cash flow provided by operating activities was $47.6 million for the three months ended March 26, 2011, compared to $21.7 million for the comparable prior year period.  This net change of $25.9 million was primarily attributable to favorable working capital changes as well as net income improvements, after taking into account depreciation and amortization and deferred taxes.

Net cash used in investing activities was $140.7 million for the three months ended March 26, 2011, compared to $144.4 million for the comparable prior year period.  The net change of $3.7 million was primarily due to a decrease in purchases of available-for-sale securities, partially offset by increased payments for business acquisitions.  We expect to invest approximately $40 million to $50 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash provided by financing activities was $53.1 million for the three months ended March 26, 2011, compared to $5.6 million provided by financing activities for the comparable prior year period.  The net change of $47.5 million was primarily due to increased net borrowings and a reduction in acquisitions of noncontrolling interests in subsidiaries, partially offset by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 26,	December 25,
	2011	2010
Cash and cash equivalents	$116,712	$150,348
Available-for-sale securities - long-term	11,306	13,367
Working capital	1,027,308	1,001,215

Debt:
Bank credit lines	$97,194	$41,508
Current maturities of long-term debt	8,357	4,487
Long-term debt	407,462	395,309
Total debt	$513,013	$441,304

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of March 26, 2011, we have approximately $13.0 million ($11.3 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans that are backed by the federal government and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of March 26, 2011, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 42.7 days as of March 26, 2011 from 39.6 days as of March 27, 2010.  Our inventory turns from operations decreased to 6.1 as of March 26, 2011 from 6.3 as of March 27, 2010.  Our working capital accounts may be impacted by current and future economic conditions.

Debt

On September 5, 2008, we entered into a $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  The interest rate, which was 0.75% during the three months ended March 26, 2011, is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  In addition to the amounts outstanding under our shelf facilities, as discussed below, we have outstanding borrowings of approximately $79.0 million under our $400.0 million credit facility.  As of March 26, 2011, we had various other short-term bank credit lines available, of which approximately $18.2 million was outstanding.  As of March 26, 2011, there were $9.8 million of letters of credit provided to third parties.

On August 10, 2010, we entered into $400.0 million private placement facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  As of March 26, 2011, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

Effective December 31, 2009, Butler Animal Health Supply, LLC, or BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.  The remaining outstanding balance of $278.4 million is reflected in our consolidated balance sheet as of March 26, 2011.

The debt incurred as part of the acquisition of BAHS is repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million on December 31, 2015.  Interest on the BAHS debt is charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2% for a current effective rate of 5.5% as of March 26, 2011.  The debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.  The debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps, for which we elected hedge accounting treatment, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

Acquisitions

On December 31, 2010, we acquired 100% of the outstanding shares of Provet Holdings Limited (ASX: PVT), Australia's largest distributor of veterinary products with sales in its 2010 fiscal year of approximately $278 million, for approximately $91 million, in a cash-for-stock exchange.

Stock repurchases

From June 21, 2004 through March 26, 2011, we repurchased $327.1 million, or 7,049,576 shares, under our common stock repurchase programs.  On November 16, 2010, our Board of Directors authorized an additional $100.0 million for additional repurchases of our common stock, $72.9 million of which is available as of March 26, 2011 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.   The components of the change in the Redeemable noncontrolling interests for the three months ended March 26, 2011 and the year ended December 25, 2010 are presented in the following table:

	March 26, 2011	December 25, 2010
Balance, beginning of period	$304,140	$178,570
Net increase in redeemable noncontrolling interests
due to business acquisitions, net of redemptions	13,354	62,314
Net income attributable to redeemable noncontrolling interests	6,381	26,054
Dividends declared	(740)	(12,360)
Effect of foreign currency translation attributable to
redeemable noncontrolling interests	1,892	(2,281)
Change in fair value of redeemable securities	101,033	51,843
Balance, end of period	$426,060	$304,140

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 26, 2011 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended March 26, 2011, we completed acquisitions of North American and international Animal Health, Dental and Technology businesses with approximate aggregate annual revenues of $284.0 million.  In addition, post-acquisition related activities continued for the North American Animal Health and Dental businesses acquired during 2010, representing aggregate annual revenues of approximately $979.0 million.  These acquisitions, which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.  Integration activities were completed during the quarter ended March 26, 2011 for international Dental, Medical and Animal Health businesses with approximate aggregate annual revenues of $751.0 million.  Finally, for our Dental business in the United States, post-implementation related activities continued for the new sales compensation system which supports accounting for annual sales commissions of approximately $131.0 million.

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

As of March 26, 2011, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On October 31, 2005, March 28, 2007 and November 16, 2010, our Board of Directors authorized an additional $100.0 million, for a total of $400.0 million, of shares of our common stock to be repurchased under this program.  As of March 26, 2011, we had repurchased $327.1 million of common stock (7,049,576 shares) under this initiative, with $72.9 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 26, 2011:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
12/26/10 through 01/29/11	120,355	$62.32	120,355	1,413,941
01/30/11 through 02/26/11	-	-	-	1,332,470
02/27/11 through 03/26/11	289,400	$67.72	289,400	1,080,676
	409,755		409,755

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

4.1	Master Note Facility, dated as of August 9, 2010, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto.+*

4.2	Private Shelf Agreement, dated as of August 9, 2010, by and among the Company, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto.+*

10.1
Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008.+*

10.2
Amendment dated November 29, 2009 to the Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008.+*

10.3	Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009.+*

10.4
First Amendment dated December 21, 2010 to the Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009.+*

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

Dated: May 3, 2011