Form 10-Q
period 2011-06-25
HENRY SCHEIN INC
filed 2011-08-02
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011
or

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

As of July 22, 2011, there were 92,415,293 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.

PART I.   FINANCIAL INFORMATION
ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 25,	December 25,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$161,789	$150,348
Accounts receivable, net of reserves of $61,216 and $56,267	963,073	885,784
Inventories, net	926,722	870,206
Deferred income taxes	54,178	48,951
Prepaid expenses and other	243,248	214,013
Total current assets	2,349,010	2,169,302
Property and equipment, net	270,021	252,573
Goodwill	1,512,702	1,424,794
Other intangibles, net	447,501	405,468
Investments and other	304,525	295,334
Total assets	$4,883,759	$4,547,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$605,785	$590,029
Bank credit lines	49,236	41,508
Current maturities of long-term debt	21,186	4,487
Accrued expenses:
Payroll and related	170,314	172,746
Taxes	125,721	91,581
Other	264,703	267,736
Total current liabilities	1,236,945	1,168,087
Long-term debt	372,924	395,309
Deferred income taxes	197,538	190,225
Other liabilities	77,368	76,753
Total liabilities	1,884,775	1,830,374

Redeemable noncontrolling interests	424,164	304,140
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
92,384,610 outstanding on June 25, 2011 and
91,939,477 outstanding on December 25, 2010	924	919
Additional paid-in capital	541,373	601,014
Retained earnings	1,928,138	1,779,178
Accumulated other comprehensive income	102,921	30,514
Total Henry Schein, Inc. stockholders' equity	2,573,356	2,411,625
Noncontrolling interests	1,464	1,332
Total stockholders' equity	2,574,820	2,412,957
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,883,759	$4,547,471

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Net sales	$2,130,640	$1,849,401	$4,078,401	$3,609,711
Cost of sales	1,518,416	1,303,757	2,900,355	2,551,034
Gross profit	612,224	545,644	1,178,046	1,058,677
Operating expenses:
Selling, general and administrative	461,009	407,638	902,531	804,627
Restructuring costs	-	-	-	12,285
Operating income	151,215	138,006	275,515	241,765
Other income (expense):
Interest income	4,192	3,508	8,125	6,896
Interest expense	(7,902)	(9,185)	(15,987)	(18,272)
Other, net	758	474	1,081	359
Income before taxes, equity in earnings of affiliates and
noncontrolling interests	148,263	132,803	268,734	230,748
Income taxes	(47,340)	(41,435)	(86,493)	(73,659)
Equity in earnings of affiliates	4,133	1,795	5,786	3,326
Net income	105,056	93,163	188,027	160,415
Less: Net income attributable to noncontrolling interests	(10,581)	(9,162)	(17,057)	(15,514)
Net income attributable to Henry Schein, Inc.	$94,475	$84,001	$170,970	$144,901

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.04	$0.93	$1.88	$1.61
Diluted	$1.01	$0.90	$1.83	$1.56

Weighted-average common shares outstanding:
Basic	90,766	90,021	90,710	89,733
Diluted	93,446	93,352	93,330	92,984

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total Stockholders' Equity
	Shares	Amount
Balance, December 25, 2010	91,939,477	$919	$601,014	$1,779,178	$30,514	$1,332	$2,412,957

Net income (excluding $16,819 attributable to Redeemable
noncontrolling interests)	-	-	-	170,970	-	238	171,208
Foreign currency translation gain (excluding $2,192
attributable to Redeemable noncontrolling interests)	-	-	-	-	70,755	-	70,755
Unrealized gain from foreign currency hedging activities,
net of tax of $298	-	-	-	-	1,810	-	1,810
Unrealized investment gain, net of tax benefit of $9	-	-	-	-	197	-	197
Pension adjustment loss, net of tax benefit of $29	-	-	-	-	(355)	-	(355)
Total comprehensive income							243,615

Dividends paid	-	-	-	-	-	(152)	(152)
Other adjustments	-	-	-	-	-	46	46
Change in fair value of redeemable securities	-	-	(96,740)	-	-	-	(96,740)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(2,000)	-	-	-	(2,000)
Repurchase and retirement of common stock	(481,093)	(4)	(10,084)	(22,010)	-	-	(32,098)
Stock issued upon exercise of stock options,
including tax benefit of $6,510	742,649	7	34,440	-	-	-	34,447
Stock-based compensation expense	294,383	3	17,957	-	-	-	17,960
Shares withheld for payroll taxes	(110,806)	(1)	(2,911)	-	-	-	(2,912)
Liability for cash settlement stock option awards	-	-	(303)	-	-	-	(303)

Balance, June 25, 2011	92,384,610	$924	$541,373	$1,928,138	$102,921	$1,464	$2,574,820

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 25,	June 26,
	2011	2010

Cash flows from operating activities:
Net income	$188,027	$160,415
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	57,469	50,344
Amortization of bond discount	-	3,135
Stock-based compensation expense	17,960	12,999
Provision for losses on trade and other accounts receivable	2,722	2,322
Benefit from deferred income taxes	(10,265)	(5,831)
Undistributed earnings of affiliates	(5,786)	(3,326)
Other	2,242	2,649
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,902)	(33,854)
Inventories	3,902	32,264
Other current assets	(11,100)	(18,411)
Accounts payable and accrued expenses	(49,977)	(73,718)
Net cash provided by operating activities	185,292	128,988

Cash flows from investing activities:
Purchases of fixed assets	(20,764)	(17,542)
Payments for equity investments and business
acquisitions, net of cash acquired	(143,636)	(204,598)
Purchases of available-for-sale securities	-	(26,984)
Proceeds from sales of available-for-sale securities	2,150	1,400
Proceeds from maturities of available-for-sale securities	-	11,996
Other	230	307
Net cash used in investing activities	(162,020)	(235,421)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	7,671	(668)
Proceeds from issuance of long-term debt	3,101	-
Principal payments for long-term debt	(23,916)	(50,175)
Proceeds from issuance of stock upon exercise of stock options	27,938	21,036
Payments for repurchases of common stock	(32,098)	-
Excess tax benefits related to stock-based compensation	6,852	6,351
Distributions to noncontrolling shareholders	(6,417)	(7,736)
Acquisitions of noncontrolling interests in subsidiaries	(3,366)	(10,000)
Other	(90)	(180)
Net cash used in financing activities	(20,325)	(41,372)

Net change in cash and cash equivalents	2,947	(147,805)
Effect of exchange rate changes on cash and cash equivalents	8,494	(2,233)
Cash and cash equivalents, beginning of period	150,348	471,154
Cash and cash equivalents, end of period	$161,789	$321,116

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 25, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2011.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2.  Segment Data (Continued)

The following tables present information about our reportable segments:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Net Sales:
Healthcare distribution (1):
Dental (2)	$709,338	$677,560	$1,372,121	$1,292,209
Medical (3)	317,263	286,291	637,058	570,880
Animal health (4)	260,307	234,734	490,872	441,380
International (5)	781,675	602,435	1,460,647	1,211,888
Total healthcare distribution	2,068,583	1,801,020	3,960,698	3,516,357
Technology (6)	62,057	48,381	117,703	93,354
Total	$2,130,640	$1,849,401	$4,078,401	$3,609,711

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

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Operating Income:
Healthcare distribution	$134,010	$121,134	$243,542	$209,972
Technology	17,205	16,872	31,973	31,793
Total	$151,215	$138,006	$275,515	$241,765

Note 3.  Debt

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The $400 million credit line expires in September 2013.  The interest rate, which was 0.70% during the six months ended June 25, 2011, is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  In addition to the amounts outstanding under our shelf facilities, discussed below, we have outstanding borrowings of approximately $25.0 million under our $400 million credit facility.  As of June 25, 2011, there were $9.7 million of letters of credit provided to third parties.

As of June 25, 2011, we had various other short-term bank credit lines available, of which approximately $24.2 million was outstanding.  As of June 25, 2011, borrowings under all of our credit lines had a weighted average interest rate of 2.12%.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3.  Debt (Continued)

On August 10, 2010, we entered into $400 million private placement shelf facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of June 25, 2011, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

Effective December 31, 2009, Butler Animal Health Supply, LLC, or BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.

On May 27, 2011, BAHS refinanced the terms and amount of its debt.  The refinanced debt consists of the following three components:

•
Term loan A -  $100.0 million repayable in 14 quarterly installments in payment amounts ranging from $1.25 million per quarter for the period September 30, 2011 through June 30, 2012, approximately $1.88 million per quarter for the period September 30, 2012 through June 30, 2013, $2.5 million per quarter for the period September 30, 2013 through June 30, 2014, approximately $3.13 million for the quarter ended September 30, 2014 and a final installment of approximately $74.4 million due on December 31, 2014.  Interest on the $100.0 million term loan is charged at LIBOR plus a margin of 3%;

•
Term loan B -  $216.0 million ($55.0 million provided by Henry Schein, Inc.) repayable in 17 quarterly installments of $540 thousand from September 30, 2011 through September 30, 2015, and a final installment of approximately $206.8 million due on December 31, 2015.  Interest on the $216.0 million term loan is charged at LIBOR plus a margin of 3.25% with a LIBOR floor of 1.25%; and

•	Revolver of $50.0 million with interest charged at LIBOR plus a margin of 3%.

The outstanding balance of $280.8 million is reflected in our consolidated balance sheet as of June 25, 2011.  Borrowings incurred as part of the acquisition of BAHS are collateralized by assets of BAHS with an aggregate net carrying value of $244.3 million.

Certain of our other subsidiaries maintain credit lines which are collateralized by assets of those subsidiaries with an aggregate net carrying value of $84.8 million.

Prior to the debt refinancing discussed above, the debt incurred as part of the acquisition of BAHS was repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million was due on December 31, 2015.  Interest on the BAHS debt was charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2%.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3.  Debt (Continued)

The revised debt agreement continues to provide, among other things, that BAHS maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, capital expenditures, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.   In addition, the revised debt agreement continues to contain provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.  The revised debt agreement also contains provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps, for which we have elected hedge accounting treatment, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

Note 4.  Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 25, 2011 and the year ended December 25, 2010 are presented in the following table:

	June 25, 2011	December 25, 2010
Balance, beginning of period	$304,140	$178,570
Net increase in redeemable noncontrolling interests
due to business acquisitions, net of redemptions	10,354	62,314
Net income attributable to redeemable noncontrolling interests	16,819	26,054
Dividends declared	(6,081)	(12,360)
Effect of foreign currency translation attributable to
redeemable noncontrolling interests	2,192	(2,281)
Change in fair value of redeemable securities	96,740	51,843
Balance, end of period	$424,164	$304,140

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

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the six months ended June 25, 2011, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	June 25,	December 25,
	2011	2010
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$1,328	$(864)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$111,893	$41,138
Unrealized gain (loss) from foreign currency hedging activities	750	(1,060)
Unrealized investment loss	(979)	(1,176)
Pension adjustment loss	(8,743)	(8,388)
Accumulated other comprehensive income	$102,921	$30,514

Total Accumulated other comprehensive income	$104,249	$29,650

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010

Foreign currency translation adjustment	$300	$(4,209)	$2,192	$(7,696)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Comprehensive income attributable to
Henry Schein, Inc.	$107,560	$50,845	$243,377	$76,858
Comprehensive income attributable to
noncontrolling interests	143	20	238	33
Comprehensive income attributable to
Redeemable noncontrolling interests	10,738	4,933	19,011	7,785
Comprehensive income	$118,441	$55,798	$262,626	$84,676

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

Auction-rate securities

As of June 25, 2011, we have approximately $12.9 million ($11.4 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans that are backed by the federal government and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During the six months ended June 25, 2011, we received approximately $2.2 million of redemptions of our ARS.  As of June 25, 2011, we have continued to classify our ARS as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model, including assumptions for estimated interest rates, timing and amount of cash flows and expected holding period for the ARS portfolio, in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 25, 2010 of $1.7 million related to our ARS decreased by $0.2 million during the six months ended June 25, 2011.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.  The carrying value of these financial instruments approximates fair value due to their short maturities.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of June 25, 2011 and December 25, 2010 was estimated at $443.3 million and $441.3 million, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.  The details of the changes in Redeemable noncontrolling interests are presented in Note 4.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 25, 2011 and December 25, 2010:

	June 25, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$11,405	$11,405
Derivative contracts	-	1,463	-	1,463
Total assets	$-	$1,463	$11,405	$12,868

Liabilities:
Derivative contracts	$-	$1,057	$-	$1,057
Total liabilities	$-	$1,057	$-	$1,057

Redeemable noncontrolling interests	$-	$-	$424,164	$424,164

	December 25, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$13,367	$13,367
Derivative contracts	-	1,213	-	1,213
Total assets	$-	$1,213	$13,367	$14,580

Liabilities:
Derivative contracts	$-	$2,771	$-	$2,771
Total liabilities	$-	$2,771	$-	$2,771

Redeemable noncontrolling interests	$-	$-	$304,140	$304,140

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 25, 2010	$317,507
Change in redeemable noncontrolling interests	120,024
Redemptions at par	(2,150)
Gain reported in accumulated other comprehensive income	188
Balance, June 25, 2011	$435,569

Level 3 (1)
Balance, December 26, 2009	$199,164
Change in redeemable noncontrolling interests	162,529
Redemptions at par	(3,080)
Gain reported in accumulated other comprehensive income	102
Balance, June 26, 2010	$358,715

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

We completed other acquisitions during the six months ended June 25, 2011, the operating results of which are reflected in our financial statements from their respective acquisition dates.  All acquisitions individually and in the aggregate had an immaterial impact on our reported operating results.  Total acquisition costs incurred in the six months ended June 25, 2011 were immaterial to our financial results.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7.  Business Acquisitions (Continued)

Effective December 31, 2009, we acquired a majority interest in Butler Animal Health Holding Company, LLC (“Butler Holding”), the holding company of BAHS, a distributor of companion animal health supplies to veterinarians.  BAHS further complements our domestic and international animal health operations and accordingly has been included in our Animal health operating segment, which is reported as part of Healthcare distribution.  We contributed certain assets and liabilities with a net book value of approximately $86.0 million related to our United States animal health business to BAHS and paid approximately $42.0 million in cash to acquire 50.1% of the equity interests in Butler Holding indirectly through W.A. Butler Company, a holding company that is partially owned by Oak Hill Capital Partners (“OHCP”).  As part of a recapitalization at closing, BAHS combined with our animal health business to form Butler Schein Animal Health (“BSAH”), while incurring approximately $127.0 million in incremental debt used primarily to finance Butler Holding stock redemptions.  As a result, BSAH had incurred $320.0 million of debt at closing, $37.5 million of which was provided by Henry Schein, Inc. and is eliminated in the accompanying consolidated financial statements.  See below for a discussion of the refinancing of debt incurred as part of the acquisition of BAHS.

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

On May 27, 2011, BAHS refinanced the terms and amount of its debt.  The refinanced debt consists of the following three components:

•
Term loan A -  $100.0 million repayable in 14 quarterly installments in payment amounts ranging from $1.25 million per quarter for the period September 30, 2011 through June 30, 2012, approximately $1.88 million per quarter for the period September 30, 2012 through June 30, 2013, $2.5 million per quarter for the period September 30, 2013 through June 30, 2014, approximately $3.13 million for the quarter ended September 30, 2014 and a final installment of approximately $74.4 million due on December 31, 2014.  Interest on the $100.0 million term loan is charged at LIBOR plus a margin of 3%;

•
Term loan B -  $216.0 million ($55.0 million provided by Henry Schein, Inc.) repayable in 17 quarterly installments of $540 thousand from September 30, 2011 through September 30, 2015, and a final installment of approximately $206.8 million due on December 31, 2015.  Interest on the $216.0 million term loan is charged at LIBOR plus a margin of 3.25% with a LIBOR floor of 1.25%; and

•	Revolver of $50.0 million with interest charged at LIBOR plus a margin of 3%.

Prior to the debt refinancing discussed above, the debt incurred as part of the acquisition of BAHS was repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million was due on December 31, 2015.  Interest on the BAHS debt was charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2%.

The revised debt agreement continues to contain provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.  The revised debt agreement also continues to contain provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps, for which we have elected hedge accounting treatment, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8.  Plan of Restructuring

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

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2010 fiscal year and the remaining accrued balance of restructuring costs as of June 25, 2011, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at December 25, 2010	Provision	Payments and Other Adjustments	Balance at June 25, 2011
Severance costs (1)	$1,992	$-	$1,015	$977
Facility closing costs (2)	2,351	-	829	1,522
Total	$4,343	$-	$1,844	$2,499

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

The following table shows, by reportable segment, the restructuring costs incurred during our 2010 fiscal year and the remaining accrued balance of restructuring costs as of June 25, 2011:

	Balance at December 25, 2010	Provision	Payments and Other Adjustments	Balance at June 25, 2011
Healthcare distribution	$4,343	$-	$1,844	$2,499
Technology	-	-	-	-
Total	$4,343	$-	$1,844	$2,499

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Basic	90,766	90,021	90,710	89,733
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,680	2,286	2,620	2,289
Effect of assumed conversion of convertible debt	-	1,045	-	962
Diluted	93,446	93,352	93,330	92,984

Weighted-average options to purchase 990 thousand shares of common stock at exercise prices ranging from $59.89 to $62.05 per share that were outstanding during the three months ended June 26, 2010 were excluded from the computation of diluted earnings per share.  Weighted-average options to purchase 6 thousand shares of common stock at an exercise price of $69.45 and 990 thousand shares of common stock at exercise prices ranging from $59.89 to $62.05 per share that were outstanding during the six months ended June 25, 2011 and June 26, 2010, respectively, were excluded from the computation of diluted earnings per share.  In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

On September 3, 2010, we redeemed all of our 3% convertible contingent notes originally due in 2034 (the “Convertible Notes”) for approximately $240 million in cash and issued 732 thousand shares of our common stock.  The effect of assumed conversion of our Convertible Notes, as it relates to the impact on diluted earnings per share, was included through September 3, 2010.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10.  Income Taxes

For the six months ended June 25, 2011, our effective tax rate from operations was 32.2% compared to 31.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of June 25, 2011 was approximately $29.0 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties were approximately $6.1 million and $0, respectively, for the six months ended June 25, 2011.

The tax years subject to examination by major tax jurisdictions include the years 2006 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 2003 and forward for certain foreign jurisdictions.

Note 11.  Derivatives and Hedging Activities

We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets.  We attempt to minimize these risks by primarily using interest rate cap agreements, foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against interest rate, currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include interest rate volatility, currency markets and availability of hedging instruments and liquidity of the credit markets.  All foreign currency forward and interest rate cap contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12.  Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $9.6 million ($6.5 million after-tax) and $18.0 million ($12.2 million after-tax) for the three and six months ended June 25, 2011, respectively, and $6.9 million ($4.8 million after-tax) and $13.0 million ($8.9 million after-tax) for the three and six months ended June 26, 2010, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of June 25, 2011 was $84.2 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12.  Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2011	2010
Expected dividend yield	0%	0%
Expected stock price volatility	20%	20%
Risk-free interest rate	2.13%	2.37%
Expected life of options (years)	4.75	4.5

The following table summarizes stock option activity under the Plans during the six months ended June 25, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
Outstanding at beginning of period	5,012	$43.05
Granted	10	69.45
Exercised	(743)	37.85
Forfeited	(15)	39.72
Outstanding at end of period	4,264	$44.02	4.4	$108,750

Options exercisable at end of period	3,972	$42.92	4.2	$105,655

The following tables summarize the status of our non-vested restricted stock/units for the six months ended June 25, 2011:

	Time-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	743	$34,804
Granted	230	15,981
Vested	(85)	(4,369)
Forfeited	(8)	(381)
Outstanding at end of period	880	$46,035	$61,212

	Performance-Based Restricted Stock/Units
	Shares/Units	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding at beginning of period	1,347	$42,083
Granted	451	32,339
Vested	(45)	(2,720)
Forfeited	(7)	(349)
Outstanding at end of period	1,746	$71,353	$121,350

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 25, 2011	June 26, 2010
Interest	$16,159	$9,824
Income taxes	81,235	62,642

During the six months ended June 25, 2011, we had a $2.1 million non-cash net unrealized gain related to hedging activities.  During the six months ended June 26, 2010, we had a $23.0 million non-cash net unrealized loss related to hedging activities.

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

We are headquartered in Melville, New York, employ more than 14,000 people (of which over 6,500 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia, Turkey and the United Arab Emirates.

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

In addition to the foregoing, PPACA imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians and dentists, and teaching hospitals beginning in January 2012.  Implementing regulations have not yet been issued, but it is possible that such regulations, when issued, will treat us or one or more of our subsidiaries as a “manufacturer” subject to these reporting requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, Massachusetts and Connecticut, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities, including on behalf of manufacturers, or the activities of one or more of our subsidiaries, will subject us to the state’s reporting requirements and prohibitions.

Regulations adopted under the federal Prescription Drug Marketing Act, or PDMA, effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  These requirements include tracking sales and distribution of prescription drug products from distributors and potentially manufacturers.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of certain of the federal drug pedigree requirements, including the requirement to identify transactions back to the manufacturer.  Nonetheless, prescription drug pedigrees are required under federal regulations and the PDMA, and the pedigree must track back to the last authorized distributor of record, or ADR, that handled the drug.

Many states have implemented or are considering similar drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  Approximately 21 states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, that are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  Other states have passed or are reviewing the same type of requirements.  Bills have been proposed in Congress that would impose similar requirements at the federal level.

The Combat Methamphetamine Enhancement Act of 2010, which became effective in April 2011, requires retail sellers of products containing certain chemicals, such as pseudoephedrine, to self certify to the Drug Enforcement Administration (“DEA”) that they are in compliance with the laws and regulations regarding such sales.  The law also prohibits distributors from selling these products to retailers who are not registered with the DEA or who have not self-certified compliance with the laws and regulations.  The Secure and Responsible Drug Disposal Act of 2010, signed by President Obama in October 2010, is intended to allow patients to deliver unused controlled substances to designated entities to more easily and safely dispose of controlled substances while reducing the chance of diversion.  The law authorizes the DEA to promulgate regulations to allow, but not require, designated entities to receive unused controlled substances.
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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 25, 2011and June 26, 2010 and cash flows for the six months ended June 25, 2011 and June 26, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 26,	June 25,	June 26,
	2011	2010	2011	2010
Operating results:
Net sales	$2,130,640	$1,849,401	$4,078,401	$3,609,711
Cost of sales	1,518,416	1,303,757	2,900,355	2,551,034
Gross profit	612,224	545,644	1,178,046	1,058,677
Operating expenses:
Selling, general and administrative	461,009	407,638	902,531	804,627
Restructuring costs	-	-	-	12,285
Operating income	$151,215	$138,006	$275,515	$241,765

Other expense, net	$(2,952)	$(5,203)	$(6,781)	$(11,017)
Net income	105,056	93,163	188,027	160,415
Net income attributable to Henry Schein, Inc.	94,475	84,001	170,970	144,901

Cash flows:
Net cash provided by operating activities			$185,292	$128,988
Net cash used in investing activities			(162,020)	(235,421)
Net cash used in financing activities			(20,325)	(41,372)

Plan of Restructuring

During the first quarter of 2010, we completed a restructuring in order to reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

During the six months ended June 26, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes).  These costs primarily consisted of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plans.  The costs associated with these restructurings are included in a separate line item, “Restructuring costs,” within our consolidated statements of income.

Three Months Ended June 25, 2011 Compared to Three Months Ended June 26, 2010

Net Sales

Net sales for the three months ended June 25, 2011 and June 26, 2010 were as follows (in thousands):

	June 25,	% of	June 26,	% of	Increase
	2011	Total	2010	Total	$	%
Healthcare distribution (1):
Dental (2)	$709,338	33.3%	$677,560	36.6%	$31,778	4.7%
Medical (3)	317,263	14.9	286,291	15.5	30,972	10.8
Animal health (4)	260,307	12.2	234,734	12.7	25,573	10.9
International (5)	781,675	36.7	602,435	32.6	179,240	29.8
Total healthcare distribution	2,068,583	97.1	1,801,020	97.4	267,563	14.9
Technology (6)	62,057	2.9	48,381	2.6	13,676	28.3
Total	$2,130,640	100.0%	$1,849,401	100.0%	$281,239	15.2

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

The $281.2 million, or 15.2%, increase in net sales for the three months ended June 25, 2011 includes an increase of 10.1% local currency growth (5.6% increase in internally generated revenue and 4.5% growth from acquisitions) as well as an increase of 5.1% related to foreign currency exchange.

The $31.8 million, or 4.7%, increase in dental net sales for the three months ended June 25, 2011 includes an increase of 4.0% in local currencies (3.4% increase in internally generated revenue and 0.6% growth from acquisitions) as well as an increase of 0.7% related to foreign currency exchange.  The 4.0% increase in local currency sales was due to increases in dental equipment sales and service revenues of 1.3% (all internally generated) and dental consumable merchandise sales growth of 4.8% (4.0% increase in internally generated revenue and 0.8% growth from acquisitions).

The $31.0 million, or 10.8%, increase in medical net sales for the three months ended June 25, 2011 includes an increase in internally generated revenue of 8.7% and acquisition growth of 2.1%.

The $25.5 million, or 10.9%, increase in animal health net sales for the three months ended June 25, 2011 was all internally generated.

The $179.2 million, or 29.8%, increase in international net sales for the three months ended June 25, 2011 includes sales growth of 15.1% in local currencies (3.8% internally generated revenue and 11.3% growth from acquisitions) as well as an increase of 14.7% related to foreign currency exchange.

The $13.7 million, or 28.3%, increase in technology net sales for the three months ended June 25, 2011 includes an increase of 26.3% local currency growth (12.6% internally generated growth and 13.7% growth from acquisitions) as well as a increase of 2.0% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 25, 2011 and June 26, 2010 were as follows (in thousands):

	June 25,	Gross	June 26,	Gross	Increase
	2011	Margin %	2010	Margin %	$	%
Healthcare distribution	$571,990	27.7%	$512,147	28.4%	$59,843	11.7%
Technology	40,234	64.8	33,497	69.2	6,737	20.1
Total	$612,224	28.7	$545,644	29.5	$66,580	12.2

For the three months ended June 25, 2011, gross profit increased $66.6 million, or 12.2%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Healthcare distribution gross profit increased $59.8 million, or 11.7%, for the three months ended June 25, 2011 compared to the prior year period.  Healthcare distribution gross profit margin decreased to 27.7% for the three months ended June 25, 2011 from 28.4% for the comparable prior year period.  The decrease in our healthcare distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of pharmaceutical products than our other operating units.  The increase in animal health sales results from internal growth in the United States and the acquisition of Provet Holdings Limited (see Note 7 “Business Acquisitions” within our notes to our consolidated financial statements) at the beginning of our 2011 fiscal year.

Technology gross profit increased $6.7 million, or 20.1%, for the three months ended June 25, 2011 compared to the prior year period.  Technology gross profit margin decreased to 64.8% for the three months ended June 25, 2011 from 69.2% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from network installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.), which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 25, 2011 and June 26, 2010 were as follows (in thousands):

		% of		% of
	June 25,	Respective	June 26,	Respective	Increase
	2011	Net Sales	2010	Net Sales	$	%
Healthcare distribution	$437,980	21.1%	$391,012	21.7%	$46,968	12.0%
Technology	23,029	37.1	16,626	34.4	6,403	38.5
Total	$461,009	21.6	$407,638	22.0	$53,371	13.1

Selling, general and administrative expenses increased $53.4 million, or 13.1%, to $461.0 million for the three months ended June 25, 2011 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.6% from 22.0% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $31.9 million, or 11.9%, to $300.0 million for the three months ended June 25, 2011 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.1% from 14.5% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $21.5 million, or 15.4%, to $161.0 million for the three months ended June 25, 2011 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.6% from 7.5% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 25, 2011 and June 26, 2010 were as follows (in thousands):

	June 25,	June 26,	Increase
	2011	2010	$	%
Interest income	$4,192	$3,508	$684	19.5%
Interest expense	(7,902)	(9,185)	1,283	14.0
Other, net	758	474	284	59.9
Other expense, net	$(2,952)	$(5,203)	$2,251	43.3

Other expense, net decreased $2.3 million for the three months ended June 25, 2011 from the comparable prior year period.  Interest income increased $0.7 million primarily due to higher investment income.  Interest expense decreased $1.3 million primarily due to reduced interest expense from the redemption of our Convertible Notes on September 3, 2010, partially offset by increased interest expense related to borrowings under our private placement shelf facilities and debt associated with the acquisition of a majority interest in Butler Animal Health Supply, LLC, or BAHS, as well as interest expense related to our credit lines.  In addition, Other, net increased by $0.3 million due primarily to proceeds received from a legal settlement, partially offset by the impact of foreign currency exchange.

Income Taxes

For the three months ended June 25, 2011, our effective tax rate was 31.9% compared to 31.2% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Six Months Ended June 25, 2011 Compared to Six Months Ended June 26, 2010

Net Sales

Net sales for the six months ended June 25, 2011 and June 26, 2010 were as follows (in thousands):

	June 25,	% of	June 26,	% of	Increase
	2011	Total	2010	Total	$	%
Healthcare distribution (1):
Dental (2)	$1,372,121	33.7%	$1,292,209	35.8%	$79,912	6.2%
Medical (3)	637,058	15.6	570,880	15.8	66,178	11.6
Animal health (4)	490,872	12.0	441,380	12.2	49,492	11.2
International (5)	1,460,647	35.8	1,211,888	33.6	248,759	20.5
Total healthcare distribution	3,960,698	97.1	3,516,357	97.4	444,341	12.6
Technology (6)	117,703	2.9	93,354	2.6	24,349	26.1
Total	$4,078,401	100.0%	$3,609,711	100.0%	$468,690	13.0

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

The $468.7 million, or 13.0%, increase in net sales for the six months ended June 25, 2011 includes an increase of 10.0% local currency growth (4.7% increase in internally generated revenue and 5.3% growth from acquisitions) as well as an increase of 3.0% related to foreign currency exchange.

The $79.9 million, or 6.2%, increase in dental net sales for the six months ended June 25, 2011 includes an increase of 5.5% in local currencies (3.2% increase in internally generated revenue and 2.3% growth from acquisitions) as well as an increase of 0.7% related to foreign currency exchange.  The 5.5% increase in local currency sales was due to increases in dental equipment sales and service revenues of 1.3% (all internally generated) and dental consumable merchandise sales growth of 6.7% (3.7% increase in internally generated revenue and 3.0% growth from acquisitions).

The $66.2 million, or 11.6%, increase in medical net sales for the six months ended June 25, 2011 includes an increase in internally generated revenue of 9.3% and acquisition growth of 2.3%.

The $49.5 million, or 11.2%, increase in animal health net sales for the six months ended June 25, 2011 includes an increase in internally generated revenue of 9.3% and acquisition growth of 1.9%.

The $248.8 million, or 20.5%, increase in international net sales for the six months ended June 25, 2011 includes sales growth of 12.4% in local currencies (1.9% increase in internally generated revenue and 10.5% growth from acquisitions) as well as an increase of 8.1% related to foreign currency exchange.

The $24.3 million, or 26.1%, increase in technology net sales for the six months ended June 25, 2011 includes an increase of 24.7% local currency growth (13.2% internally generated growth and 11.5% growth from acquisitions) as well as a increase of 1.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 25, 2011 and June 26, 2010 were as follows (in thousands):

	June 25,	Gross	June 26,	Gross	Increase
	2011	Margin %	2010	Margin %	$	%
Healthcare distribution	$1,101,030	27.8%	$994,157	28.3%	$106,873	10.8%
Technology	77,016	65.4	64,520	69.1	12,496	19.4
Total	$1,178,046	28.9	$1,058,677	29.3	$119,369	11.3

For the six months ended June 25, 2011, gross profit increased $119.4 million, or 11.3%, from the comparable prior year period.

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

Healthcare distribution gross profit increased $106.9 million, or 10.8%, for the six months ended June 25, 2011 compared to the prior year period.  Healthcare distribution gross profit margin decreased to 27.8% for the six months ended June 25, 2011 from 28.3% for the comparable prior year period.  The decrease in our healthcare distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of pharmaceutical products than our other operating units.  The increase in animal health sales results from internal growth in the United States and the acquisition of Provet Holdings Limited (see Note 7 “Business Acquisitions” within our notes to our consolidated financial statements) at the beginning of our 2011 fiscal year.

Technology gross profit increased $12.5 million, or 19.4%, for the six months ended June 25, 2011 compared to the prior year period.  Technology gross profit margin decreased to 65.4% for the six months ended June 25, 2011 from 69.1% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from network installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.), which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 25, 2011 and June 26, 2010 were as follows (in thousands):

		% of		% of
	June 25,	Respective	June 26,	Respective	Increase
	2011	Net Sales	2010	Net Sales	$	%
Healthcare distribution	$857,488	21.6%	$772,122	22.0%	$85,366	11.1%
Technology	45,043	38.3	32,505	34.8	12,538	38.6
Total	$902,531	22.1	$804,627	22.3	$97,904	12.2

Selling, general and administrative expenses increased $97.9 million, or 12.2%, to $902.5 million for the six months ended June 25, 2011 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 22.1% from 22.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $59.4 million, or 11.2%, to $588.1 million for the six months ended June 25, 2011 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.4% from 14.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $38.5 million, or 14.0%, to $314.4 million for the six months ended June 25, 2011 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.7% from 7.6% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the six months ended June 25, 2011 and June 26, 2010 were as follows (in thousands):

	June 25,	June 26,	Increase
	2011	2010	$	%
Interest income	$8,125	$6,896	$1,229	17.8%
Interest expense	(15,987)	(18,272)	2,285	12.5
Other, net	1,081	359	722	201.1
Other expense, net	$(6,781)	$(11,017)	$4,236	38.4

Other expense, net decreased $4.2 million for the six months ended June 25, 2011 from the comparable prior year period.  Interest income increased $1.2 million primarily due to higher investment income.  Interest expense decreased $2.3 million primarily due to reduced interest expense from the redemption of our Convertible Notes on September 3, 2010, partially offset by increased interest expense related to borrowings under our private placement shelf facilities and debt associated with the acquisition of a majority interest in BAHS, as well as interest expense related to our credit lines.  In addition, Other, net increased by $0.7 million due primarily to proceeds received from a legal settlement.

Income Taxes

For the six months ended June 25, 2011, our effective tax rate was 32.2% compared to 31.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

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

Net cash flow provided by operating activities was $185.3 million for the six months ended June 25, 2011, compared to $129.0 million for the comparable prior year period.  This net change of $56.3 million was primarily attributable to favorable working capital changes as well as net income improvements, after taking into account depreciation and amortization, stock-based compensation expense and deferred taxes.

Net cash used in investing activities was $162.0 million for the six months ended June 25, 2011, compared to $235.4 million for the comparable prior year period.  The net change of $73.4 million was primarily due to decreases in payments for equity investments and business acquisitions and in purchases of available-for-sale securities.  We expect to invest approximately $30 million to $40 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used by financing activities was $20.3 million for the six months ended June 25, 2011, compared to $41.4 million for the comparable prior year period.  The net change of $21.1 million was primarily due to lower payments for long-term debt, increased proceeds from bank borrowings, increased proceeds from stock option exercises and a reduction in acquisitions of noncontrolling interests in subsidiaries, partially offset by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 25,	December 25,
	2011	2010
Cash and cash equivalents	$161,789	$150,348
Available-for-sale securities - long-term	11,405	13,367
Working capital	1,112,065	1,001,215

Debt:
Bank credit lines	$49,236	$41,508
Current maturities of long-term debt	21,186	4,487
Long-term debt	372,924	395,309
Total debt	$443,346	$441,304

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of June 25, 2011, we have approximately $12.9 million ($11.4 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans that are backed by the federal government and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of June 25, 2011, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 41.5 days as of June 25, 2011 from 39.7 days as of June 26, 2010.  Our inventory turns from operations remained constant at 6.4 as of June 25, 2011 compared to the comparable prior year period.  Our working capital accounts may be impacted by current and future economic conditions.

Debt

On September 5, 2008, we entered into a $400.0 million revolving credit facility with a $100.0 million expansion feature.  The $400.0 million credit line expires in September 2013.  The interest rate, which was 0.7% during the six months ended June 25, 2011, is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  In addition to the amounts outstanding under our shelf facilities, as discussed below, we have outstanding borrowings of approximately $25.0 million under our $400.0 million credit facility.  As of June 25, 2011, we had various other short-term bank credit lines available, of which approximately $24.2 million was outstanding.  As of June 25, 2011, there were $9.7 million of letters of credit provided to third parties.

On August 10, 2010, we entered into $400.0 million private placement facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  As of June 25, 2011, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

Effective December 31, 2009, BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.

On May 27, 2011, BAHS refinanced the terms and amount of its debt.  The refinanced debt consists of the following three components:

•
Term loan A -  $100.0 million repayable in 14 quarterly installments in payment amounts ranging from $1.25 million per quarter for the period September 30, 2011 through June 30, 2012, approximately $1.88 million per quarter for the period September 30, 2012 through June 30, 2013, $2.5 million per quarter for the period September 30, 2013 through June 30, 2014, approximately $3.13 million for the quarter ended September 30, 2014 and a final installment of approximately $74.4 million due on December 31, 2014.  Interest on the $100.0 million term loan is charged at LIBOR plus a margin of 3%;

•
Term loan B -  $216.0 million ($55.0 million provided by Henry Schein, Inc.) repayable in 17 quarterly installments of $540 thousand from September 30, 2011 through September 30, 2015, and a final installment of approximately $206.8 million due on December 31, 2015.  Interest on the $216.0 million term loan is charged at LIBOR plus a margin of 3.25% with a LIBOR floor of 1.25%; and

•	Revolver of $50.0 million with interest charged at LIBOR plus a margin of 3%.

The outstanding balance of $280.8 million is reflected in our consolidated balance sheet as of June 25, 2011.

Prior to the debt refinancing discussed above, the debt incurred as part of the acquisition of BAHS was repayable in 23 quarterly installments of $0.8 million through September 30, 2015, and a final installment of $301.6 million was due on December 31, 2015.  Interest on the BAHS debt was charged at LIBOR plus a margin of 3.5% with a LIBOR floor of 2%.

The revised debt agreement continues to contain provisions which, under certain circumstances, require BAHS to make prepayments of the loan commitment based on excess cash flows of BAHS as defined in the debt agreement.  The revised debt agreement also continues to contain provisions that require BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS entered into a series of interest rate caps, for which we elected hedge accounting treatment, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3.0% through March 30, 2012.

Acquisitions

On December 31, 2010, we acquired 100% of the outstanding shares of Provet Holdings Limited (ASX: PVT), Australia's largest distributor of veterinary products with sales in its 2010 fiscal year of approximately $278 million, for approximately $91 million, in a cash-for-stock exchange.

Stock repurchases

From June 21, 2004 through June 25, 2011, we repurchased $332.1 million, or 7,120,914 shares, under our common stock repurchase programs.  On November 16, 2010, our Board of Directors authorized an additional $100.0 million for additional repurchases of our common stock, $67.9 million of which is available as of June 25, 2011 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.   The components of the change in the Redeemable noncontrolling interests for the six months ended June 25, 2011 and the year ended December 25, 2010 are presented in the following table:

	June 25, 2011	December 25, 2010
Balance, beginning of period	$304,140	$178,570
Net increase in redeemable noncontrolling interests
due to business acquisitions, net of redemptions	10,354	62,314
Net income attributable to redeemable noncontrolling interests	16,819	26,054
Dividends declared	(6,081)	(12,360)
Effect of foreign currency translation attributable to
redeemable noncontrolling interests	2,192	(2,281)
Change in fair value of redeemable securities	96,740	51,843
Balance, end of period	$424,164	$304,140

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

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This update, which should be applied retrospectively, is effective for annual periods beginning after December 15, 2011 and is thus effective for us beginning with our fiscal year ended December 29, 2012.  We will determine if we will present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.”  ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective for annual periods beginning after December 15, 2011 and is thus effective for us beginning with our fiscal year ended December 29, 2012.  We are currently evaluating the impact of adoption of ASU 2011-04 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 25, 2011 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

        During the quarter ended June 25, 2011, we completed the acquisition of a North American Medical business with approximate aggregate annual revenues of $10.0 million.  In addition, post-acquisition related activities continued for the North American Animal Health business we acquired during 2010 as well as the North American Technology and International Animal Health and Dental businesses acquired during 2011, representing aggregate annual revenues of approximately $1,171.0 million.  These acquisitions, which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.  System integration activities were also completed during the quarter ended June 25, 2011 for an existing North American Medical business with aggregate annual revenues of approximately $55.0 million.

Systems implementation activities related to the Field Sales Order Entry tool were completed during the quarter ended June 25, 2011 for our European Dental business with aggregate annual revenues of approximately $157.0 million.    Finally, for our Dental business in the United States, post-implementation related activities continued for the new sales compensation system which supports accounting for annual sales commissions of approximately $131.0 million.

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

As of June 25, 2011, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On October 31, 2005, March 28, 2007 and November 16, 2010, our Board of Directors authorized an additional $100.0 million, for a total of $400.0 million, of shares of our common stock to be repurchased under this program.  As of June 25, 2011, we had repurchased $332.1 million of common stock (7,120,914 shares) under this initiative, with $67.9 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 25, 2011:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
03/27/11 through 04/23/11	42,000	$69.43	42,000	991,731
04/24/11 through 05/28/11	29,338	71.03	29,338	958,533
05/29/11 through 06/25/11	-	$-	-	976,733
	71,338		71,338

(1)   All repurchases were executed in the open market under our existing publicly announced authorized program.

(2) The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1
Second Amendment dated as of May 27, 2011 to the Credit Agreement dated as of December 31, 2009 among Butler Animal Health Supply, LLC, as borrower, the several lenders from time to time parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent.+

10.2	Amendment Number Four to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March, 27, 2007).+

10.3	Amendment Number Five to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007).+

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
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

Dated: August 2, 2011