Form 10-Q/A
period 2011-03-26
HENRY SCHEIN INC
filed 2011-08-03
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are amending our Quarterly Report on Form 10-Q for the quarter ended March 26, 2011, which was filed with the Securities and Exchange Commission on May 3, 2011 (the “Original Report”).  This Amendment No. 1 (this “Amendment”) is being filed solely to provide a revised copy of Exhibit 10.3 to restore information that was previously omitted from Exhibit 10.3 pursuant to a request for confidential treatment.

As required by Rule 12b-15 of the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.  This Amendment does not reflect events occurring after the filing of the Original Report and does not modify or update other disclosures in the Original Report, and, accordingly, it should be read in conjunction with the Original Report.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibit index listed under Item 6 of Part II of the Original Report is hereby amended such that Exhibit 10.3 is replaced in its entirety by the document attached as an exhibit to this Amendment, which is hereby included as an exhibit to the Original Report.

Exhibits.

10.3	Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009.+

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
_________
+   Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: August 3, 2011