Form 10-Q
period 2011-09-24
HENRY SCHEIN INC
filed 2011-11-01
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011
or
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

As of October 21, 2011, there were 90,360,895 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 24,	December 25,
	2011	2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,872	$150,348
Accounts receivable, net of reserves of $62,107 and $56,267	983,060	885,784
Inventories, net	923,687	870,206
Deferred income taxes	54,108	48,951
Prepaid expenses and other	249,405	214,013
Total current assets	2,317,132	2,169,302
Property and equipment, net	262,502	252,573
Goodwill	1,495,256	1,424,794
Other intangibles, net	426,061	405,468
Investments and other	297,345	295,334
Total assets	$4,798,296	$4,547,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$595,476	$590,029
Bank credit lines	40,015	41,508
Current maturities of long-term debt	20,076	4,487
Accrued expenses:
Payroll and related	175,919	172,746
Taxes	127,337	91,581
Other	242,529	267,736
Total current liabilities	1,201,352	1,168,087
Long-term debt	371,864	395,309
Deferred income taxes	190,726	190,225
Other liabilities	76,732	76,753
Total liabilities	1,840,674	1,830,374

Redeemable noncontrolling interests	417,060	304,140
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
90,881,484 outstanding on September 24, 2011 and
91,939,477 outstanding on December 25, 2010	909	919
Additional paid-in capital	538,029	601,014
Retained earnings	1,950,593	1,779,178
Accumulated other comprehensive income	49,623	30,514
Total Henry Schein, Inc. stockholders' equity	2,539,154	2,411,625
Noncontrolling interests	1,408	1,332
Total stockholders' equity	2,540,562	2,412,957
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,798,296	$4,547,471

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Net sales	$2,111,693	$1,893,511	$6,190,094	$5,503,222
Cost of sales	1,524,273	1,356,055	4,424,628	3,907,089
Gross profit	587,420	537,456	1,765,466	1,596,133
Operating expenses:
Selling, general and administrative	444,159	400,088	1,346,690	1,204,715
Restructuring costs	-	-	-	12,285
Operating income	143,261	137,368	418,776	379,133
Other income (expense):
Interest income	3,830	3,422	11,955	10,318
Interest expense	(6,813)	(7,824)	(22,800)	(26,096)
Other, net	232	29	1,313	388
Income before taxes, equity in earnings of affiliates
and noncontrolling interests	140,510	132,995	409,244	363,743
Income taxes	(44,261)	(42,226)	(130,754)	(115,885)
Equity in earnings of affiliates	4,559	3,721	10,345	7,047
Net income	100,808	94,490	288,835	254,905
Less: Net income attributable to noncontrolling interests	(8,847)	(6,597)	(25,904)	(22,111)
Net income attributable to Henry Schein, Inc.	$91,961	$87,893	$262,931	$232,794

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.02	$0.97	$2.90	$2.59
Diluted	$0.99	$0.94	$2.82	$2.50

Weighted-average common shares outstanding:
Basic	90,251	90,326	90,582	89,932
Diluted	92,869	93,270	93,195	93,098

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 25, 2010	91,939,477	$919	$601,014	$1,779,178	$30,514	$1,332	$2,412,957
Net income (excluding $25,558 attributable to Redeemable
noncontrolling interests)	-	-	-	262,931	-	346	263,277
Foreign currency translation gain (excluding $249
attributable to Redeemable noncontrolling interests)	-	-	-	-	17,095	-	17,095
Unrealized gain from foreign currency hedging activities,
net of tax of $485	-	-	-	-	1,639	-	1,639
Unrealized investment gain, net of tax of $137	-	-	-	-	271	-	271
Pension adjustment gain, net of tax of $105	-	-	-	-	104	-	104
Total comprehensive income							282,386

Dividends paid	-	-	-	-	-	(316)	(316)
Other adjustments	-	-	-	-	-	46	46
Change in fair value of redeemable securities	-	-	(85,932)	-	-	-	(85,932)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(1,995)	-	-	-	(1,995)
Shares issued to 401(k)	93,204	1	5,797	-	-	-	5,798
Repurchase and retirement of common stock	(2,089,699)	(20)	(40,939)	(91,516)	-	-	(132,475)
Stock issued upon exercise of stock options,
including tax benefit of $7,250	812,878	8	37,492	-	-	-	37,500
Stock-based compensation expense	236,009	2	26,043	-	-	-	26,045
Shares withheld for payroll taxes	(110,385)	(1)	(2,961)	-	-	-	(2,962)
Liability for cash settlement stock option awards	-	-	(490)	-	-	-	(490)

Balance, September 24, 2011	90,881,484	$909	$538,029	$1,950,593	$49,623	$1,408	$2,540,562

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 24,	September 25,
	2011	2010

Cash flows from operating activities:
Net income	$288,835	$254,905
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	86,040	75,510
Amortization of bond discount	-	4,007
Stock-based compensation expense	26,045	19,745
Provision for losses on trade and other accounts receivable	3,636	2,929
Benefit from deferred income taxes	(12,828)	(2,068)
Stock issued to 401(k) plan	5,798	5,721
Undistributed earnings of affiliates	(10,345)	(7,047)
Other	3,028	5,275
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(50,785)	(104,719)
Inventories	(14,657)	5,799
Other current assets	(18,537)	(37,526)
Accounts payable and accrued expenses	(39,589)	(45,706)
Net cash provided by operating activities	266,641	176,825

Cash flows from investing activities:
Purchases of fixed assets	(32,547)	(26,926)
Payments for equity investments and business
acquisitions, net of cash acquired	(143,636)	(306,328)
Distributions from equity investments	10,158	2,084
Purchases of available-for-sale securities	-	(26,984)
Proceeds from sales of available-for-sale securities	2,450	5,950
Proceeds from maturities of available-for-sale securities	-	26,984
Other	(1,827)	(1,765)
Net cash used in investing activities	(165,402)	(326,985)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(1,601)	200,195
Proceeds from issuance of long-term debt	3,101	100,000
Principal payments for long-term debt	(24,656)	(291,676)
Proceeds from issuance of stock upon exercise of stock options	30,250	25,350
Payments for repurchases of common stock	(132,475)	(4,819)
Excess tax benefits related to stock-based compensation	7,425	7,586
Distributions to noncontrolling shareholders	(7,878)	(9,739)
Acquisitions of noncontrolling interests in subsidiaries	(15,199)	(149,845)
Other	(90)	(269)
Net cash used in financing activities	(141,123)	(123,217)

Net change in cash and cash equivalents	(39,884)	(273,377)
Effect of exchange rate changes on cash and cash equivalents	(3,592)	5,953
Cash and cash equivalents, beginning of period	150,348	471,154
Cash and cash equivalents, end of period	$106,872	$203,730

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 24, 2011 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2011.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2. Segment Data (Continued)

The following tables present information about our reportable segments:

		Three Months Ended		Nine Months Ended
		September 24,	September 25,	September 24,	September 25,
		2011	2010	2011	2010
Net Sales:
	Healthcare distribution (1):
	Dental (2)	$682,427	$665,940	$2,054,548	$1,958,149
	Medical (3)	402,157	391,863	1,039,215	962,743
	Animal health (4)	246,452	225,210	737,324	666,590
	International (5)	718,465	561,353	2,179,112	1,773,241
	Total healthcare distribution	2,049,501	1,844,366	6,010,199	5,360,723
	Technology (6)	62,192	49,145	179,895	142,499
	Total	$2,111,693	$1,893,511	$6,190,094	$5,503,222

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canadian dental markets.

(3)	Consists of products sold in the United States’ medical market.

(4)	Consists of products sold in the United States’ animal health market.

(5)	Consists of products sold in dental, medical and animal health markets, primarily in Europe, Australia and New Zealand.

(6)	Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare
	providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

		Three Months Ended		Nine Months Ended
		September 24,	September 25,	September 24,	September 25,
		2011	2010	2011	2010
Operating Income:
	Healthcare distribution	$125,406	$121,012	$368,948	$330,984
	Technology	17,855	16,356	49,828	48,149
	Total	$143,261	$137,368	$418,776	$379,133

Note 3.  Debt

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The $400 million credit line expires in September 2013.  The interest rate, which was 0.70% during the nine months ended September 24, 2011, is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  In addition to the amounts outstanding under our shelf facilities, discussed below, we have outstanding borrowings of approximately $30.0 million under our $400 million credit facility.  As of September 24, 2011, there were $8.8 million of letters of credit provided to third parties.

As of September 24, 2011, we had various other short-term bank credit lines available, of which approximately $10.0 million was outstanding.  As of September 24, 2011, borrowings under all of our credit lines had a weighted average interest rate of 1.38%.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3.  Debt (Continued)

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of September 24, 2011, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

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

•
Term loan B -  $216.0 million ($55.0 million provided by Henry Schein, Inc.) repayable in 17 quarterly installments of $540 thousand from September 30, 2011 through September 30, 2015, and a final installment of approximately $206.8 million due on December 31, 2015.  Interest on the $216.0 million term loan is charged at LIBOR plus a margin of 3.25% with a LIBOR floor of 1.25%; and

•    Revolver of $50.0 million with interest charged at LIBOR plus a margin of 3%.

The outstanding balance of $259.9 million is reflected in our consolidated balance sheet as of September 24, 2011.  Borrowings incurred as part of the acquisition of BAHS are collateralized by assets of BAHS with an aggregate net carrying value of $227.0 million.

Certain of our other subsidiaries maintain credit lines which are collateralized by assets of those subsidiaries with an aggregate net carrying value of $81.7 million.

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

Note 4.  Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 24, 2011 and the year ended December 25, 2010 are presented in the following table:

	September 24,	December 25,
	2011	2010
Balance, beginning of period	$304,140	$178,570
Net increase in redeemable noncontrolling interests due to business
acquisitions, net of redemptions	8,466	62,314
Net income attributable to redeemable noncontrolling interests	25,558	26,054
Dividends declared	(7,285)	(12,360)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	249	(2,281)
Change in fair value of redeemable securities	85,932	51,843
Balance, end of period	$417,060	$304,140

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

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the nine months ended September 24, 2011, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	September 24,	December 25,
	2011	2010
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(615)	$(864)

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$58,233	$41,138
Unrealized gain (loss) from foreign currency hedging activities	579	(1,060)
Unrealized investment loss	(905)	(1,176)
Pension adjustment loss	(8,284)	(8,388)
Accumulated other comprehensive income	$49,623	$30,514

Total Accumulated other comprehensive income	$49,008	$29,650

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010

Foreign currency translation gain (loss)	$(1,943)	$6,018	$249	$(1,678)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Comprehensive income attributable to
Henry Schein, Inc.	$38,663	$142,674	$282,040	$219,532
Comprehensive income attributable to
noncontrolling interests	108	236	346	269
Comprehensive income attributable to
Redeemable noncontrolling interests	6,796	12,379	25,807	20,164
Comprehensive income	$45,567	$155,289	$308,193	$239,965

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

Auction-rate securities

As of September 24, 2011, we have approximately $12.6 million ($11.3 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans that are backed by the federal government and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During the nine months ended September 24, 2011, we received approximately $2.5 million of redemptions of our ARS.  As of September 24, 2011, we have continued to classify our ARS as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model, including assumptions for estimated interest rates, timing and amount of cash flows and expected holding period for the ARS portfolio, in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 25, 2010 of $1.7 million related to our ARS decreased by $0.4 million during the nine months ended September 24, 2011.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.  The carrying value of these financial instruments approximates fair value due to their short maturities.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of September 24, 2011 and December 25, 2010 was estimated at $432.0 million and $441.3 million, respectively.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 24, 2011 and December 25, 2010:

	September 24, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$11,317	$11,317
Derivative contracts	-	5,325	-	5,325
Total assets	$-	$5,325	$11,317	$16,642

Liabilities:
Derivative contracts	$-	$1,155	$-	$1,155
Total liabilities	$-	$1,155	$-	$1,155

Redeemable noncontrolling interests	$-	$-	$417,060	$417,060

	December 25, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$13,367	$13,367
Derivative contracts	-	1,213	-	1,213
Total assets	$-	$1,213	$13,367	$14,580

Liabilities:
Derivative contracts	$-	$2,771	$-	$2,771
Total liabilities	$-	$2,771	$-	$2,771

Redeemable noncontrolling interests	$-	$-	$304,140	$304,140

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6.  Fair Value Measurements (Continued)

The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 25, 2010	$317,507
Change in redeemable noncontrolling interests	112,920
Redemptions at par	(2,450)
Gain reported in accumulated other comprehensive income	400
Balance, September 24, 2011	$428,377

Level 3 (1)
Balance, December 26, 2009	$199,164
Change in redeemable noncontrolling interests	120,531
Redemptions at par	(7,731)
Gain reported in accumulated other comprehensive income	1,054
Balance, September 25, 2010	$313,018

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

We completed other acquisitions during the nine months ended September 24, 2011, the operating results of which are reflected in our financial statements from their respective acquisition dates.  All acquisitions individually and in the aggregate had an immaterial impact on our reported operating results.  Total acquisition costs incurred in the nine months ended September 24, 2011 were immaterial to our financial results.

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

In connection with the acquisition of a majority interest in BAHS, we entered into (i) a Put Rights Agreement with OHCP and Butler Holding (the “Oak Hill Put Rights Agreement”), and (ii) a Put Rights Agreement with Burns Veterinary Supply, Inc. (“Burns”) and Butler Holding (the “Burns Put Rights Agreement” and together with the Oak Hill Put Rights Agreement, the “Put Rights Agreements”), which provide each of OHCP and Burns with certain rights to require us to purchase their respective direct and indirect ownership interests in Butler Holding at fair value based on third-party valuations (“Put Rights”).  Our maximum annual payment to OHCP under the Oak Hill Put Rights Agreement will not exceed $125.0 million for the first year during which OHCP can exercise its put rights, $137.5 million for the second year and $150.0 million for the third year and for each year thereafter.  Pursuant to the Burns Put Rights Agreement, Burns can exercise its Put Rights from and after December 31, 2014, at which time Burns will be permitted to sell to us up to 20% of its closing date ownership interest in Butler Holding each year.  If OHCP still holds ownership interests in Butler Holding at the time the Burns Put Rights begin, then the put amounts payable by us to OHCP and Burns in any year will not exceed $150.0 million in the aggregate.  As a result of the Put Right Agreements, the noncontrolling interest in BAHS has been reflected as part of Redeemable noncontrolling interests in the accompanying consolidated balance sheet.

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

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2010 fiscal year and the remaining accrued balance of restructuring costs as of September 24, 2011, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

	Balance at		Payments and	Balance at
	December 25,		Other	September 24,
	2010	Provision	Adjustments	2011
Severance costs (1)	$1,992	$-	$1,329	$663
Facility closing costs (2)	2,351	-	1,714	637
Total	$4,343	$-	$3,043	$1,300

(1)   Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

The following table shows, by reportable segment, the remaining accrued balance of restructuring costs as of September 24, 2011:

	Balance at		Payments and	Balance at
	December 25,		Other	September 24,
	2010	Provision	Adjustments	2011
Healthcare distribution	$4,343	$-	$3,043	$1,300
Technology	-	-	-	-
Total	$4,343	$-	$3,043	$1,300

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

On September 3, 2010, we redeemed all of our 3% convertible contingent notes originally due in 2034 (the “Convertible Notes”) for approximately $240 million in cash and issued 732 shares of our common stock.  For the three and nine months ended September 25, 2010, diluted earnings per share includes the effect of common shares issuable upon conversion of our Convertible Notes since during this period, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal was presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.  The effect of assumed conversion of our Convertible Notes, as it relates to the impact on diluted earnings per share, was included through September 3, 2010.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Basic	90,251	90,326	90,582	89,932
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,618	2,213	2,613	2,266
Effect of assumed conversion of convertible debt	-	731	-	900
Diluted	92,869	93,270	93,195	93,098

Weighted-average options to purchase 10 shares of common stock at an exercise price of $69.45 and 1,008 shares of common stock at exercise prices ranging from $54.81 to $62.05 per share that were outstanding during the three months ended September 24, 2011 and September 25, 2010 were excluded from the computation of diluted earnings per share.  Weighted-average options to purchase 7 shares of common stock at an exercise price of $69.45 and 994 shares of common stock at exercise prices ranging from $56.21 to $62.05 per share that were outstanding during the nine months ended September 24, 2011 and September 25, 2010, respectively, were excluded from the computation of diluted earnings per share.  In each of these periods, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10.  Income Taxes

For the nine months ended September 24, 2011, our effective tax rate from operations was 32.0% compared to 31.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of September 24, 2011 was approximately $30.2 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties were approximately $6.7 million and $0, respectively, for the nine months ended September 24, 2011.

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

Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward and interest rate caps contracts aimed at limiting the impact of foreign currency exchange rate and interest rate fluctuations on earnings.  We purchase short-term (i.e., 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to our foreign suppliers.  We purchase interest rate caps to protect against interest rate risk on variable rate debt payable to third parties.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.  The impact of our hedging activities has historically not had a material impact on our consolidated financial statements.  Accordingly, additional disclosures related to derivatives and hedging activities required by ASC Topic 815 have been omitted.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12.  Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $8.1 million ($5.5 million after-tax) and $26.0 million ($17.7 million after-tax) for the three and nine months ended September 24, 2011, respectively, and $6.7 million ($4.6 million after-tax) and $19.7 million ($13.5 million after-tax) for the three and nine months ended September 25, 2010, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).  Since March 2009, equity-based awards have been granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.

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

Total unrecognized compensation cost related to non-vested awards as of September 24, 2011 was $67.2 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12.  Stock-Based Compensation (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2011	2010
Expected dividend yield	-%	-%
Expected stock price volatility	20%	20%
Risk-free interest rate	2.13%	2.37%
Expected life of options (years)	4.75	4.5

The following table summarizes stock option activity under the Plans during the nine months ended September 24, 2011:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	5,012	$43.05
Granted	10	69.45
Exercised	(813)	37.42
Forfeited	(19)	46.55
Outstanding at end of period	4,190	$44.19	4.2	$77,254

Options exercisable at end of period	3,902	$43.11	4.0	$76,087

The following tables summarize the status of our non-vested restricted stock/units for the nine months ended September 24, 2011:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Aggregate Intrinsic
	Shares/Units	Value	Value
Outstanding at beginning of period	743	$34,804
Granted	237	16,440
Vested	(87)	(4,494)
Forfeited	(16)	(780)
Outstanding at end of period	877	$45,970	$54,909

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Aggregate Intrinsic
	Shares/Units	Value	Value
Outstanding at beginning of period	1,347	$42,083
Granted	304	22,517
Vested	(46)	(2,731)
Forfeited	(14)	(678)
Outstanding at end of period	1,591	$61,191	$99,613

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13.  Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 24,	September 25,
	2011	2010
Interest	$22,429	$19,233
Income taxes	122,597	93,800

During the nine months ended September 24, 2011, we had a $2.1 million non-cash net unrealized gain related to hedging activities.  During the nine months ended September 25, 2010, we had a $5.8 million non-cash net unrealized loss related to hedging activities.

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

Government

The healthcare industry is subject to extensive government regulation, licensure and operating compliance procedures.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care.  The Medicare Prescription Drug, Improvement, and Modernization Act of 2003, or MMA, was the largest expansion of the Medicare program since its inception, and provided participants with voluntary outpatient prescription drug benefits beginning in 2006, known as Medicare Part D.  The MMA also included provisions relating to medication management programs, generic substitution and provider reimbursement.   The Patient Protection and Affordable Care Act, enacted in March 2010, generally known as the Health Care Reform Law or PPACA, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of healthcare generally, to reduce fraud and abuse, and to provide access to health coverage for an additional 32 million people.  PPACA requirements include, for example (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a fee on branded prescription drugs and biologics beginning in 2011, which may affect sales, (ii) mandated pharmacy benefit manager transparency regarding rebates, discounts and price concessions with respect to drug benefits under Medicare Part D, and in 2014 with respect to drug benefits offered through qualified health plans offered through state exchanges, which could affect pricing and competition and (iii) beginning in 2011, reductions in the amount of out-of-pocket liability for patients participating in the Medicare Part D outpatient drug benefit program.  Certain federal courts have declared PPACA, or portions of it, to be unconstitutional, while certain other federal courts have affirmed its constitutionality.  Appeals are pending, and the matter is expected to be determined by the Supreme Court of the United States.

In addition to the foregoing, PPACA imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians and dentists, and teaching hospitals, with data collection obligations beginning in January 2012 and reporting requirements to be implemented in 2013.  Implementing regulations have not yet been issued, but it is possible that such regulations, when issued, will treat us or one or more of our subsidiaries as a “manufacturer” subject to these reporting requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, Massachusetts and Connecticut, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities, including on behalf of manufacturers, or the activities of one or more of our subsidiaries, will subject us to the state’s reporting requirements and prohibitions.

Regulations adopted under the federal Prescription Drug Marketing Act, or PDMA, effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  These requirements include tracking sales and distribution of prescription drug products from distributors and potentially manufacturers.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of certain parts of the federal drug pedigree requirements, including the requirement to identify transactions back to the manufacturer.  On July 14, 2011, the FDA published a proposed rulemaking that would remove the requirement that a pedigree track back to the manufacturer and that certain information be identified on the pedigree.  As a result of the FDA’s intent to resolve these issues, the case was voluntarily dismissed in August 2011.   Nonetheless, prescription drug pedigrees are required under federal regulations and the PDMA, and the pedigree must track back to the last authorized distributor of record, or ADR, that handled the drug.

Many states have implemented or are considering similar drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  A number of states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  Other states have passed or are reviewing the same type of requirements.  Bills have been proposed in Congress that would impose similar requirements at the federal level.

The Combat Methamphetamine Enhancement Act of 2010, which became effective in April 2011, requires retail sellers of products containing certain chemicals, such as pseudoephedrine, to self certify to the Drug Enforcement Administration (“DEA”) that they are in compliance with the laws and regulations regarding such sales. The law also prohibits distributors from selling these products to retailers who are not registered with the DEA or who have not self-certified compliance with the laws and regulations.  Various states also impose restrictions on the sale of certain products containing pseudoephedrine and other chemicals.  The Secure and Responsible Drug Disposal Act of 2010, signed by President Obama in October 2010, is intended to allow patients to deliver unused controlled substances to designated entities to more easily and safely dispose of controlled substances while reducing the chance of diversion.  The law authorizes the DEA to promulgate regulations to allow, but not require, designated entities to receive unused controlled substances.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 24, 2011 and September 25, 2010 and cash flows for the nine months ended September 24, 2011 and September 25, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 25,	September 24,	September 25,
	2011	2010	2011	2010
Operating results:
Net sales	$2,111,693	$1,893,511	$6,190,094	$5,503,222
Cost of sales	1,524,273	1,356,055	4,424,628	3,907,089
Gross profit	587,420	537,456	1,765,466	1,596,133
Operating expenses:
Selling, general and administrative	444,159	400,088	1,346,690	1,204,715
Restructuring costs	-	-	-	12,285
Operating income	$143,261	$137,368	$418,776	$379,133

Other expense, net	$(2,751)	$(4,373)	$(9,532)	$(15,390)
Net income	100,808	94,490	288,835	254,905
Net income attributable to Henry Schein, Inc.	91,961	87,893	262,931	232,794

Cash flows:
Net cash provided by operating activities			$266,641	$176,825
Net cash used in investing activities			(165,402)	(326,985)
Net cash used in financing activities			(141,123)	(123,217)

Plan of Restructuring

During the first quarter of 2010, we completed a restructuring in order to reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

During the nine months ended September 25, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes).  These costs primarily consisted of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plans.  The costs associated with these restructurings are included in a separate line item, “Restructuring costs,” within our consolidated statements of income.

Three Months Ended September 24, 2011 Compared to Three Months Ended September 25, 2010

Net Sales

Net sales for the three months ended September 24, 2011 and September 25, 2010 were as follows (in thousands):

	September 24,	% of	September 25,	% of	Increase
	2011	Total	2010	Total	$	%
Healthcare distribution (1):
Dental (2)	$682,427	32.3%	$665,940	35.2%	$16,487	2.5%
Medical (3)	402,157	19.1	391,863	20.7	10,294	2.6
Animal health (4)	246,452	11.7	225,210	11.9	21,242	9.4
International (5)	718,465	34.0	561,353	29.6	157,112	28.0
Total healthcare distribution	2,049,501	97.1	1,844,366	97.4	205,135	11.1
Technology (6)	62,192	2.9	49,145	2.6	13,047	26.5
Total	$2,111,693	100.0%	$1,893,511	100.0%	$218,182	11.5

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

The $218.2 million, or 11.5%, increase in net sales for the three months ended September 24, 2011 includes an increase of 7.4% local currency growth (3.3% increase in internally generated revenue and 4.1% growth from acquisitions) as well as an increase of 4.1% related to foreign currency exchange.

The $16.5 million, or 2.5%, increase in dental net sales for the three months ended September 24, 2011 includes an increase of 1.8% in local currencies (all internally generated) as well as an increase of 0.7% related to foreign currency exchange.  The 1.8% increase in local currency sales was due to dental consumable merchandise sales growth of 2.9% partially offset by decreases in dental equipment sales and service revenues of 2.1%.

The $10.3 million, or 2.6%, increase in medical net sales for the three months ended September 24, 2011 includes an increase in internally generated revenue of 1.8% and acquisition growth of 0.8%.  Excluding the effect of influenza vaccine sales, internal medical net sales increased 7.1%.

The $21.2 million, or 9.4%, increase in animal health net sales for the three months ended September 24, 2011 was all internally generated.

The $157.1 million, or 28.0%, increase in international net sales for the three months ended September 24, 2011 includes sales growth of 15.2% in local currencies (3.1% internally generated revenue and 12.1% growth from acquisitions) as well as an increase of 12.8% related to foreign currency exchange.

The $13.0 million, or 26.5%, increase in technology net sales for the three months ended September 24, 2011 includes an increase of 25.2% local currency growth (11.3% internally generated growth and 13.9% growth from acquisitions) as well as an increase of 1.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 24, 2011 and September 25, 2010 were as follows (in thousands):

	September 24,	Gross	September 25,	Gross	Increase
	2011	Margin %	2010	Margin %	$	%
Healthcare distribution	$546,752	26.7%	$503,867	27.3%	$42,885	8.5%
Technology	40,668	65.4	33,589	68.3	7,079	21.1
Total	$587,420	27.8	$537,456	28.4	$49,964	9.3

For the three months ended September 24, 2011, gross profit increased $50.0 million, or 9.3%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Healthcare distribution gross profit increased $42.9 million, or 8.5%, for the three months ended September 24, 2011 compared to the prior year period.  Healthcare distribution gross profit margin decreased to 26.7% for the three months ended September 24, 2011 from 27.3% for the comparable prior year period.  The decrease in our healthcare distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.  The increase in animal health sales results from internal growth in the United States and the acquisition of Provet Holdings Limited (see Note 7 “Business Acquisitions” within our notes to our consolidated financial statements) at the beginning of our 2011 fiscal year.

Technology gross profit increased $7.1 million, or 21.1%, for the three months ended September 24, 2011 compared to the prior year period.  Technology gross profit margin decreased to 65.4% for the three months ended September 24, 2011 from 68.3% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from software installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.), which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 24, 2011 and September 25, 2010 were as follows (in thousands):

		% of		% of
	September 24,	Respective	September 25,	Respective	Increase
	2011	Net Sales	2010	Net Sales	$	%
Healthcare distribution	$421,346	20.6%	$382,855	20.8%	$38,491	10.1%
Technology	22,813	36.7	17,233	35.1	5,580	32.4
Total	$444,159	21.0	$400,088	21.1	$44,071	11.0

Selling, general and administrative expenses increased $44.1 million, or 11.0%, to $444.2 million for the three months ended September 24, 2011 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.0% from 21.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $12.4 million, or 4.6%, to $280.5 million for the three months ended September 24, 2011 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.3% from 14.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $31.7 million, or 24.0%, to $163.7 million for the three months ended September 24, 2011 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.7% from 7.0% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 24, 2011 and September 25, 2010 were as follows (in thousands):

	September 24,	September 25,	Increase
	2011	2010	$	%
Interest income	$3,830	$3,422	$408	11.9%
Interest expense	(6,813)	(7,824)	1,011	12.9
Other, net	232	29	203	700.0
Other expense, net	$(2,751)	$(4,373)	$1,622	37.1

Other expense, net decreased $1.6 million for the three months ended September 24, 2011 from the comparable prior year period.  Interest income increased $0.4 million primarily due to higher investment income partially offset by a decrease in late fee income.  Interest expense decreased $1.0 million primarily due to reduced interest expense from the redemption of our Convertible Notes on September 3, 2010 and from the refinancing of Butler Animal Health Supply, LLC or BAHS, debt, partially offset by increased interest expense related to borrowings under our private placement shelf facilities, as well as interest expense related to our credit lines.  In addition, Other, net increased by $0.2 million due primarily to the impact of foreign currency exchange.

Income Taxes

For the three months ended September 24, 2011, our effective tax rate was 31.5% compared to 31.8% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Net Income

Net income increased $4.1 million, or 4.6%, for the three months ended September 24, 2011, compared to the prior year period due to the factors noted above.  Excluding sales of seasonal influenza vaccines from both periods, net income increased by approximately 11%.

Nine Months Ended September 24, 2011 Compared to Nine Months Ended September 25, 2010

Net Sales

Net sales for the nine months ended September 24, 2011 and September 25, 2010 were as follows (in thousands):

	September 24,	% of	September 25,	% of	Increase
	2011	Total	2010	Total	$	%
Healthcare distribution (1):
Dental (2)	$2,054,548	33.2%	$1,958,149	35.6%	$96,399	4.9%
Medical (3)	1,039,215	16.8	962,743	17.5	76,472	7.9
Animal health (4)	737,324	11.9	666,590	12.1	70,734	10.6
International (5)	2,179,112	35.2	1,773,241	32.2	405,871	22.9
Total healthcare distribution	6,010,199	97.1	5,360,723	97.4	649,476	12.1
Technology (6)	179,895	2.9	142,499	2.6	37,396	26.2
Total	$6,190,094	100.0%	$5,503,222	100.0%	$686,872	12.5

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

The $686.9 million, or 12.5%, increase in net sales for the nine months ended September 24, 2011 includes an increase of 9.1% local currency growth (4.2% increase in internally generated revenue and 4.9% growth from acquisitions) as well as an increase of 3.4% related to foreign currency exchange.

The $96.4 million, or 4.9%, increase in dental net sales for the nine months ended September 24, 2011 includes an increase of 4.2% in local currencies (2.7% increase in internally generated revenue and 1.5% growth from acquisitions) as well as an increase of 0.7% related to foreign currency exchange.  The 4.2% increase in local currency sales was due to increases in dental equipment sales and service revenues of 0.1% (all internally generated) and dental consumable merchandise sales growth of 5.5% (3.4% increase in internally generated revenue and 2.1% growth from acquisitions).

The $76.5 million, or 7.9%, increase in medical net sales for the nine months ended September 24, 2011 includes an increase in internally generated revenue of 6.2% and acquisition growth of 1.7%.  Excluding the effect of influenza vaccine sales, internal medical net sales increased 8.5%.

The $70.7 million, or 10.6%, increase in animal health net sales for the nine months ended September 24, 2011 includes an increase in internally generated revenue of 9.4% and acquisition growth of 1.2%.

The $405.9 million, or 22.9%, increase in international net sales for the nine months ended September 24, 2011 includes sales growth of 13.3% in local currencies (2.2% increase in internally generated revenue and 11.1% growth from acquisitions) as well as an increase of 9.6% related to foreign currency exchange.

The $37.4 million, or 26.2%, increase in technology net sales for the nine months ended September 24, 2011 includes an increase of 24.8% local currency growth (12.5% internally generated growth and 12.3% growth from acquisitions) as well as an increase of 1.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 24, 2011 and September 25, 2010 were as follows (in thousands):

	September 24,	Gross	September 25,	Gross	Increase
	2011	Margin %	2010	Margin %	$	%
Healthcare distribution	$1,647,782	27.4%	$1,498,024	27.9%	$149,758	10.0%
Technology	117,684	65.4	98,109	68.8	19,575	20.0
Total	$1,765,466	28.5	$1,596,133	29.0	$169,333	10.6

For the nine months ended September 24, 2011, gross profit increased $169.3 million, or 10.6%, from the comparable prior year period.

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

Healthcare distribution gross profit increased $149.8 million, or 10.0%, for the nine months ended September 24, 2011 compared to the prior year period.  Healthcare distribution gross profit margin decreased to 27.4% for the nine months ended September 24, 2011 from 27.9% for the comparable prior year period.  The decrease in our healthcare distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.  The increase in animal health sales results from internal growth in the United States and the acquisition of Provet Holdings Limited (see Note 7 “Business Acquisitions” within our notes to our consolidated financial statements) at the beginning of our 2011 fiscal year.

Technology gross profit increased $19.6 million, or 20.0%, for the nine months ended September 24, 2011 compared to the prior year period.  Technology gross profit margin decreased to 65.4% for the nine months ended September 24, 2011 from 68.8% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from software installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.), which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 24, 2011 and September 25, 2010 were as follows (in thousands):

		% of		% of
	September 24,	Respective	September 25,	Respective	Increase
	2011	Net Sales	2010	Net Sales	$	%
Healthcare distribution	$1,278,834	21.3%	$1,154,977	21.5%	$123,857	10.7%
Technology	67,856	37.7	49,738	34.9	18,118	36.4
Total	$1,346,690	21.8	$1,204,715	21.9	$141,975	11.8

Selling, general and administrative expenses increased $142.0 million, or 11.8%, to $1.3 billion for the nine months ended September 24, 2011 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.8% from 21.9% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $71.9 million, or 9.0%, to $868.6 million for the nine months ended September 24, 2011 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.0% from 14.5% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $70.1 million, or 17.2%, to $478.1 million for the nine months ended September 24, 2011 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.7% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the nine months ended September 24, 2011 and September 25, 2010 were as follows (in thousands):

	September 24,	September 25,	Increase
	2011	2010	$	%
Interest income	$11,955	$10,318	$1,637	15.9%
Interest expense	(22,800)	(26,096)	3,296	12.6
Other, net	1,313	388	925	238.4
Other expense, net	$(9,532)	$(15,390)	$5,858	38.1

Other expense, net decreased $5.9 million for the nine months ended September 24, 2011 from the comparable prior year period.  Interest income increased $1.6 million primarily due to higher investment income.  Interest expense decreased $3.3 million primarily due to reduced interest expense from the redemption of our Convertible Notes on September 3, 2010, partially offset by increased interest expense related to borrowings under our private placement shelf facilities and debt associated with the acquisition of a majority interest in BAHS, as well as interest expense related to our credit lines.  In addition, Other, net increased by $0.9 million due primarily to proceeds received from a legal settlement.

Income Taxes

For the nine months ended September 24, 2011, our effective tax rate was 32.0% compared to 31.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Net Income

Net income increased $30.1 million, or 12.9%, for the nine months ended September 24, 2011, compared to the prior year period due to the factors noted above.  Excluding sales of seasonal influenza vaccines from both periods, net income increased by approximately 15%.

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

Net cash flow provided by operating activities was $266.6 million for the nine months ended September 24, 2011, compared to $176.8 million for the comparable prior year period.  The net change of $89.8 million was primarily attributable to favorable working capital changes as well as net income improvements, after taking into account depreciation and amortization, stock-based compensation expense and deferred taxes.

Net cash used in investing activities was $165.4 million for the nine months ended September 24, 2011, compared to $327.0 million for the comparable prior year period.  The net change of $161.6 million was primarily due to decreases in payments for equity investments and business acquisitions.  We expect to invest approximately $15 million to $20 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used by financing activities was $141.1 million for the nine months ended September 24, 2011, compared to $123.2 million for the comparable prior year period.  The net change of $17.9 million was primarily due to increased repurchases of common stock and increased net payments of debt, partially offset by a reduction in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 24,	December 25,
	2011	2010
Cash and cash equivalents	$106,872	$150,348
Available-for-sale securities - long-term	11,317	13,367
Working capital	1,115,780	1,001,215

Debt:
Bank credit lines	$40,015	$41,508
Current maturities of long-term debt	20,076	4,487
Long-term debt	371,864	395,309
Total debt	$431,955	$441,304

 Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of September 24, 2011, we have approximately $12.6 million ($11.3 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans that are backed by the federal government and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated AAA by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of September 24, 2011, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 41.7 days as of September 24, 2011 from 40.8 days as of September 25, 2010.  Our inventory turns from operations remained constant at 6.5 as of September 24, 2011 compared to the comparable prior year period.  Our working capital accounts may be impacted by current and future economic conditions.

Debt

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The $400 million credit line expires in September 2013.  The interest rate, which was 0.70% during the nine months ended September 24, 2011, is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  In addition to the amounts outstanding under our shelf facilities, as discussed below, we have outstanding borrowings of approximately $30.0 million under our $400 million credit facility.  As of September 24, 2011, we had various other short-term bank credit lines available, of which approximately $10.0 million was outstanding.  As of September 24, 2011, borrowings under all of our credit lines had a weighted average interest rate of 1.38%.  As of September 24, 2011, there were $8.8 million of letters of credit provided to third parties.

On August 10, 2010, we entered into $400.0 million private placement facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  As of September 24, 2011, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

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

The outstanding balance of $259.9 million is reflected in our consolidated balance sheet as of September 24, 2011.

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

Stock repurchases

From June 21, 2004 through September 24, 2011, we repurchased $432.5 million, or 8,729,520 shares, under our common stock repurchase programs.  On August 18, 2011, our Board of Directors authorized an additional $200.0 million for additional repurchases of our common stock, $167.5 million of which is available as of September 24, 2011 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 24, 2011 and the year ended December 25, 2010 are presented in the following table:

	September 24,	December 25,
	2011	2010
Balance, beginning of period	$304,140	$178,570
Net increase in redeemable noncontrolling interests due to business
acquisitions, net of redemptions	8,466	62,314
Net income attributable to redeemable noncontrolling interests	25,558	26,054
Dividends declared	(7,285)	(12,360)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	249	(2,281)
Change in fair value of redeemable securities	85,932	51,843
Balance, end of period	$417,060	$304,140

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

Recently Issued Accounting Standards

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment” which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We plan to adopt the provisions of this update at the end of our third quarter, which has historically been the time at which we assessed the potential impairment of our goodwill and other indefinite-lived intangible assets.  We do not anticipate that the adoption of this provision will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 24, 2011 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 24, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 24, 2011, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100.0 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  On October 31, 2005, March 28, 2007 and November 16, 2010, our Board of Directors authorized an additional $100.0 million and on August 18, 2011, our Board of Directors authorized an additional $200.0 million, for a total of $600.0 million, of shares of our common stock to be repurchased under this program.  As of September 24, 2011, we had repurchased $432.5 million of common stock (8,729,520 shares) under this initiative, with $167.5 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 24, 2011:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
06/26/11 through 07/30/11	-	$-	-	1,021,704
07/31/11 through 08/27/11	1,388,507	62.19	1,388,507	2,842,509
08/28/11 through 09/24/11	220,099	$63.73	220,099	2,675,689
	1,608,606		1,608,606

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*
     _________
+	Filed herewith
*
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange reference. Act, except to the extent that the Company specifically incorporates it by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: November 1, 2011