Form 10-K
period 2011-12-31
HENRY SCHEIN INC
filed 2012-02-15
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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
YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on June 25, 2011 was approximately $6,422,578,000.

As of February 6, 2012, there were 89,775,409 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2011) are incorporated by reference in Part III hereof.

PART I

ITEM 1.  Business

General

We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners.  We serve nearly 775,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions.  We believe that we have a strong brand identity due to our more than 79 years of experience distributing healthcare products.

We are headquartered in Melville, New York, employ nearly 15,000 people (of which over 6,500 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and Turkey.

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

Industry

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $28 billion in 2011 in the combined North American, European and Australian/New Zealand markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

In North America, we compete with other distributors, as well as several manufacturers, of dental, medical and animal health products, primarily on the basis of price, breadth of product line, customer service and value-added products and services.  In the sale of our dental products, our primary competitors are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company.  In addition, we compete against a number of other distributors that operate on a national, regional and local level.  Our primary competitors in the sale of medical products are McKesson Corp., PSS World Medical, Inc. and Cardinal Health, Inc., which are national distributors.  In the animal health market, our primary competitors are MWI Veterinary Supply Inc. and the Webster Veterinary division of Patterson Companies, Inc.  We also compete against a number of regional and local medical and animal health distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians.  With regard to our dental practice management software, we compete against numerous companies, including Carestream Health, Inc. and the Patterson Dental division of Patterson Companies, Inc.  The medical practice management and electronic medical records market is very fragmented and therefore we compete with numerous companies such as NextGen Healthcare Information Systems, Inc., eClinicalWorks, Allscripts, LLC and athenahealth, Inc.  In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and the Webster Veterinary division of Patterson Companies, Inc.

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

Competitive Strengths

We have more than 79 years of experience in distributing products to healthcare practitioners resulting in strong awareness of the “Henry Schein” brand.  Our competitive strengths include:

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•
Field sales consultants.  We have approximately 3,200 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•
Direct marketing.  During 2011, we distributed approximately 28.1 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based healthcare customers.

•
Telesales.  We support our direct marketing effort with approximately 1,625 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•
Consumable supplies and equipment.  We offer over 90,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 51,000 are offered to our dental customers, approximately 38,000 to our medical customers and approximately 19,000 to our animal health customers.  We offer over 100,000 additional SKUs to our customers in the form of special order items.

•
Technology and other value-added products and services.  We sell practice management software systems to our dental, medical and animal health customers.  Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  As of December 31, 2011, we have an active user base of more than 70,000 practices, including Dentrix®, Easy Dental®, Oasis® and EXACT® for dental practices, MicroMD® for physician practices and Advantage+, AVImark®, DVM Manager®, Infinity, Sunpoint, Triple Crown ® and Vetech Advantage for animal health practices.

•
Repair services.  We have 194 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our healthcare customers.  Our ProRepair technicians provide installation and repair services for: dental handpieces; dental, medical and animal health small equipment; table top sterilizers; and large dental equipment.

•
Financial services.  We offer our customers solutions in operating their practices more efficiently by providing access to a number of financial services and products (including non-recourse financing for equipment, technology and software products; non-recourse patient financing; collection services and credit card processing) at rates that we believe are generally lower than what they would be able to secure independently. We also provide dental practice valuation and brokerage services.

Commitment to superior customer service.  We maintain a strong commitment to providing superior customer service.  We frequently monitor our customer service through customer surveys, focus groups and statistical reports.  Our customer service policy primarily focuses on:

•	Exceptional order fulfillment. Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

•	Streamlined ordering process. Customers may place orders 24 hours a day, 7 days a week by mail, fax, telephone, e-mail, Internet and by using our computerized order entry systems.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of healthcare products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2011, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 33% and 8%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

		2011	2010	2009
Healthcare Distribution
	Dental:
	Consumable dental products, dental laboratory products
	and small equipment (1)	40.5%	42.2%	45.9%
	Large dental equipment (2)	14.7	15.5	17.1
	Total dental	55.2	57.7	63.0

	Medical products (3)	18.4	19.2	23.4
	Animal health products (4)	23.5	20.4	11.0

	Total Healthcare Distribution	97.1	97.3	97.4

Technology
	Software and related products and
	other value-added products (5)	2.9	2.7	2.6

Total		100.0%	100.0%	100.0%

(1)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics,
	teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(2)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(3)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products,
	equipment and vitamins.

(4)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(5)	Includes software and related products and other value-added products, including financial products and continuing education.

Business Strategy

Our objective is to continue to expand as a value-added distributor of healthcare products and services to office-based healthcare practitioners.  To accomplish this, we will apply our competitive strengths in executing the following strategies:

•
Increase penetration of our existing customer base.  We have nearly 775,000 customers worldwide and we intend to increase sales to our existing customer base and enhance our position as their primary supplier.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using healthcare services.  Between 2011 and 2021, the 45 and older population is expected to grow by approximately 14%.  Between 2011 and 2031, this age group is expected to grow by approximately 27%.  This compares with expected total U.S. population growth rates of approximately 9% between 2011 and 2021 and approximately 18% between 2011 and 2031.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results also may be adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	costs of developing new applications and services;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical insurance program;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in the cost of shipping or service issues with our third-party shippers;

•	restructuring costs; and

•	changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

Governmental Regulations

Operating, Security and Licensure Standards

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

The Prescription Drug Marketing Act of 1987 (“PDMA”), which amended the Federal Food, Drug, and Cosmetic Act, and its implementing regulations, establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed by each state in which they conduct business, provide certain drug pedigree information on the distribution of prescription drugs and act in accordance with federally established guidelines on storage, handling and record maintenance.

Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain and renew annually registrations from the United States Drug Enforcement Administration permitting us to handle controlled substances.  We are also subject to other statutory and regulatory requirements relating to the sale, marketing, handling and distribution of such drugs, in accordance with specified rules and regulations, and these requirements have been subject to heightened enforcement activity in recent times.  We are subject to inspection by the United States Drug Enforcement Administration.

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

Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions.  In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the medical supply channel.  For example, Florida and certain other states have implemented or are implementing drug pedigree requirements that require that prescription drugs be distributed with records or information documenting the prior distribution of the drug, from distributors and potentially back to the manufacturers.  California has enacted a law requiring the implementation of an electronic drug pedigree system that provides track and trace chain of custody technologies, such as radio frequency identification, or RFID, technologies, although the effective date has been postponed until January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers.  There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.

At the federal level, the United States Food and Drug Administration issued final regulations pursuant to PDMA that became effective in December 2006. The regulations impose drug pedigree and other chain of custody requirements that increase the costs and/or burden to us of selling our products and handling product returns.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of certain of the federal drug pedigree requirements, including the requirement to identify transactions back to the manufacturer.  Nonetheless, prescription drug pedigrees are required under federal regulations and the PDMA, and the pedigree must track back to the last manufacturer or authorized distributor of record, or ADR, that handled the drug.

The United States Food and Drug Administration Amendments Act of 2007, which went into effect on September 27, 2007, requires the United States Food and Drug Administration to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs.  These standards include any track and trace or authentication technologies, such as RFID and other technologies.  The United States Food and Drug Administration has continued to develop its policies in this area, such as issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages, and announcing its work on developing draft regulations for unique medical device identifiers.

Certain of our businesses also maintain contracts with governmental agencies and are subject to certain regulatory requirements specific to government contractors.

Healthcare Fraud

Certain of our businesses are subject to federal and state (and similar foreign) healthcare fraud and abuse, referral and reimbursement laws, and regulations with respect to their operations.  Such laws prohibit, among other things, the submission or causing the submission of false or fraudulent claims for reimbursement, and soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by government health care programs (known as “anti-kickback” laws). Violations of these laws could result in civil and criminal penalties.  The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, particularly through “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state False Claims Act statutes, and can be entitled to receive up to 30% of total recoveries.  Also, violations of the False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  These laws and regulations are subject to frequent modification and varied interpretation, and can have a material adverse impact on us if a violation is found.  The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly strengthened the federal False Claims Act, and the anti-kickback provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that an anti-kickback law violation can be a basis for False Claims Act liability.

Healthcare Reform

The Health Care Reform Law also included other provisions to reduce fraud and abuse and Medicare expenditures and the cost of healthcare generally, to increase federal oversight of private health insurance plans and to provide access to health coverage for an additional 32 million people, some of which impact and further regulate some of our businesses. In addition to the foregoing, the Health Care Reform Law imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians, dentists and teaching hospitals, and imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers and group purchasing organizations with regard to certain ownership interests held by physicians in the reporting entity.  Data collection obligations were to commence in January 2012, and reporting requirements are to be implemented in 2013.  On December 14, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued proposed regulations to implement these provisions and sought substantial comments, thus apparently delaying the January 1, 2012 start of information collection.  These proposed regulations are broadly drafted and still subject to change, and it is possible that when these regulations are finalized, they will treat us or one or more of our subsidiaries as an entity subject to these reporting and disclosure requirements.  In addition, through business arrangements we have with drug and device manufacturers, we may be required to collect and report detailed information in order for these manufacturers to comply with the new requirements.

A provision in the Health Care Reform Law often referred to as the “individual mandate,” which requires individuals without health insurance to pay a penalty, was recently declared unconstitutional by certain federal courts, while certain other federal courts have affirmed its constitutionality   Appeals are pending, and the United States Supreme Court will review this issue during its 2012 term.

Regulated Software; Electronic Health Records

The United States Food and Drug Administration has become increasingly active in addressing the regulation of computer software intended for use in healthcare settings, and has been developing policies on regulating clinical decision support tools as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws can result in substantial penalties and other liabilities. As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers. Additional rules under the HITECH Act are expected to be issued in early 2012, further expanding the privacy and security requirements applicable to some of our businesses.

In addition, the HITECH Act established a program of Medicare and Medicaid incentive payments available to certain health care providers including, among others, physicians and dentists, if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  While initial standards have been established, new versions are expected to be issued over the next several years, and the content of those standards is not certain.  Certain of our businesses involve the manufacture and sale of certified EHR systems, and so must maintain compliance with these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  As of January 1, 2012, subject to 90 days of CMS enforcement discretion, electronic claim submissions and related electronic transactions were required to be conducted under a new HIPAA transaction standard, called Version 5010.  CMS is requiring this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM, and are to be implemented on October 1, 2013.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

International Transactions

In addition, United States and international import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products.  We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of requirements similar to those imposed in the United States.

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

Employees

As of December 31, 2011, we employed nearly 15,000 full-time employees, including approximately 1,625 telesales representatives, 3,200 field sales consultants, including equipment sales specialists, 2,725 warehouse employees, 625 computer programmers and technicians, 1,375 management employees and 5,200 office, clerical and administrative employees.  Approximately 309 or 2.1% of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	62	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	59	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	58	President, Chief Operating Officer, Director
Leonard A. David	63	Senior Vice President, Chief Compliance Officer
James Harding	56	Senior Vice President, Chief Technology Officer
Stanley Komaroff	76	Senior Advisor
Mark E. Mlotek	56	Executive Vice President, Global Corporate Strategy, Director
Steven Paladino	54	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	57	Senior Vice President, Chief Merchandising Officer
Lonnie Shoff	53	President, Global Healthcare Specialties Group
Michael Zack	59	President, International Group

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

Mark E. Mlotek has been Executive Vice President of Global Corporate Strategy since 2004.  Mr. Mlotek was Senior Vice President of Corporate Business Development from 2000 to 2004.  Prior to that, Mr. Mlotek was Vice President, General Counsel and Secretary from 1994 to 1999 and became a director in 1995.  Prior to joining us, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, counsel to us, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

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

Lonnie Shoff has been President of the Global Healthcare Specialties Group since 2009.  Prior to joining us, Ms. Shoff was employed with Roche Diagnostics, where she held a series of positions of increasing responsibility in the United States and Switzerland over the past 20 years, most recently as Senior Vice President General Manager, Applied Science.

Michael Zack has been President of our International Group since 2006.  Mr. Zack held the position of Senior Vice President of our International Group from 1989 to 2006.  Mr. Zack was employed by Polymer Technology (a subsidiary of Bausch & Lomb) as Vice President of International Operations from 1984 to 1989 and by Gruenenthal GmbH as Manager of International Subsidiaries from 1975 to 1984.

ITEM 1A. Risk Factors

The risks described below could have a material adverse impact on our business, reputation, financial condition or the trading price of our common stock.  Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below.  Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations.  You should not consider this list to be a complete statement of all risks and uncertainties.  The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Our future success is substantially dependent upon the efforts and abilities of members of our existing senior management, particularly Stanley M. Bergman, Chairman and Chief Executive Officer, among others.  The loss of the services of Mr. Bergman could have a material adverse effect on our business.  We have an employment agreement with Mr. Bergman.  We do not currently have “key man” life insurance policies on any of our employees.  Competition for senior management is intense and we may not be successful in attracting and retaining key personnel.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based healthcare practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	costs of developing new applications and services;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical insurance program;

•	general economic conditions, as well as those specific to the healthcare industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in the cost of shipping or service issues with our third-party shippers;

•	restructuring costs; and

•	changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

Expansion of group purchasing organizations (“GPO”) or provider networks and the multi-tiered costing structure may place us at a competitive disadvantage.

The medical products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated healthcare providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Additionally, the formation of provider networks and GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which would in turn negatively impact our results of operations. Although we are seeking to obtain similar terms from manufacturers and obtain access to lower prices demanded by GPO contracts or other contracts and seeking to develop relationships with provider networks and new GPOs, we cannot assure such terms will be obtained or contracts will be executed.

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

Uncertain global macro-economic conditions could adversely affect our results of operations and financial condition.

Uncertain global macro-economic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign debt levels, the inability of national or international political institutions to effectively resolve economic or budgetary crises or issues, consumer confidence, unemployment levels (and a corresponding increase in the uninsured and underinsured population), interest rates, availability of capital, fuel and energy costs, tax rates, healthcare costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us.  Recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales.  We generally sell products to customers with payment terms.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us.  Likewise, for similar reasons vendors may restrict credit or impose different payment terms.  Any inability of current and/or potential customers to pay us for our products and/or services or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

Approximately 28% of our total consolidated net sales for the year ended December 31, 2011 were derived from Europe.  There have been continuing concerns and uncertainties about the state of the European economies and Europe’s political institutions.  Continued difficult, and/or declining, economic conditions in Europe may adversely affect our operations in Europe by adversely affecting our European customers and vendors in the ways described above.  Additionally, the inability of Europe’s political institutions to deal effectively with actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, and may have an adverse effect on our customer’s cash flow or operating performance.  Further, debt and/or budget crises in the European countries may lead to reductions in government spending in certain countries, which could reduce overall healthcare spending, and/or higher income or corporate taxes, which could depress spending overall. In either event, our results of operations and financial condition could be adversely affected.

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

The healthcare industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the healthcare industry has undergone significant change driven by various efforts to reduce costs, including: trends toward managed care; consolidation of healthcare distribution companies; consolidation of healthcare manufacturers; collective purchasing arrangements and consolidation among office-based healthcare practitioners; and changes in reimbursements to customers.  Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined.  If we are unable to react effectively to these and other changes in the healthcare industry, our operating results could be adversely affected.  In addition, the enactment of significant healthcare reforms could have a material adverse effect on our businesses.

The implementation of the Health Care Reform Law may adversely impact us.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expands health insurance coverage to uninsured Americans and changes the way health care is financed by both governmental and private payers.  We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Health Care Reform Law could affect us adversely.  Additionally, further federal and state proposals for healthcare reform are likely.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The Health Care Reform Law also imposes new reporting and disclosure requirements for pharmaceutical and medical device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians, dentists and teaching hospitals, and imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers and group purchasing organizations with regard to certain ownership interests held by physicians in the reporting entity.  Data collection obligations were to commence in January 2012, and reporting requirements are to be implemented in 2013.  On December 14, 2011, the Centers for Medicare and Medicaid Services issued proposed regulations to implement these provisions and sought substantial comments, thus apparently delaying the January 1, 2012 start of information collection.  These proposed regulations are broadly drafted and still subject to change, and it is possible that when these regulations are finalized, they will treat us or one or more of our subsidiaries as an entity subject to these reporting requirements.  In addition, through business arrangements we have with drug and device manufacturers, we may be required to collect and report detailed information to these manufacturers in order for these manufacturers to comply with the new requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, Massachusetts and Connecticut, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities or the activities of one or more of our subsidiaries will subject us to the state’s reporting requirements and prohibitions.  Compliance activities with respect to these measures could increase our costs and adversely affect business operations.

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  The Health Care Reform Law also mandates pharmacy benefit manager transparency regarding rebates, discounts and price concessions with respect to drug benefits under Medicare Part D, and in 2014 with respect to drug benefits offered through qualified health plans offered through state exchanges, which could affect pricing and competition.

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

Applicable federal, state and local laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment, and the importation and exportation of products.  Our business also is subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.  The United States Food and Drug Administration and United States Drug Enforcement Administration have recently increased their regulatory and enforcement activities.

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

We are subject to extensive and frequently changing federal and state laws and regulations relating to healthcare fraud.  These measures, which focus on our relationships with pharmaceutical manufacturers and healthcare providers, have been subject to varying interpretations, as well as heightened enforcement activity, over the past few years.  Significant enforcement activity has been the result of actions brought by “relators,” who file complaints in the name of the United States (and if applicable, particular states) under federal and state False Claims Act statutes and can be entitled to receive up to 30% of total recoveries.  Also, violations of the False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  These healthcare fraud laws and regulations, among other things, (i) prohibit persons from soliciting, offering, receiving or paying any remuneration in order to induce the referral of a patient for treatment or to induce the ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing of items or services that are in any way paid for by government-sponsored healthcare programs and (ii) impose a number of restrictions upon referring physicians and providers of designated health services under government healthcare programs.  While we believe that we are substantially compliant with all applicable laws, many of the regulations applicable to us are vague or indefinite and have not been interpreted by the courts.  They may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations.  If we fail to comply with applicable laws and regulations, we could suffer civil and criminal penalties, including the loss of licenses or our ability to participate in federal and state healthcare programs.

If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, we could be required to make significant changes to our products, or incur penalties or other liabilities.

State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released.  These measures may govern the disclosure and use of confidential personal and patient medical record information and may require the users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches.  Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations.  Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving claims submissions to third party payers.  These also continue to evolve and are often unclear and difficult to apply.  In addition, under the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses serve as “business associates” to our customers.  Additional rules under the HITECH Act are expected to be issued in early 2012, further expanding the privacy and security requirements applicable to some of our businesses.  Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

Our international operations are subject to inherent risks that could adversely affect our operating results.

International operations are subject to risks that may materially adversely affect our business, results of operations and financial condition.  The risks that our international operations are subject to include, among other things:

•	difficulties and costs relating to staffing and managing foreign operations;

•	difficulties in establishing channels of distribution;

•	fluctuations in the value of foreign currencies;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	repatriation of cash from our foreign operations to the United States;

•	regulatory requirements;

•	unexpected difficulties in importing or exporting our products;

•	imposition of import/export duties, quotas, sanctions or penalties;

•	difficulties and delays inherent in sourcing products and contract manufacturing in foreign markets;

•	limitations on our ability under local laws to protect our intellectual property;

•	unexpected regulatory, legal, economic and political changes in foreign markets;

•	civil disturbances, geopolitical turmoil, including terrorism, war or political or military coups; and

•	public health emergencies.

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

Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical products, medical devices, bone regeneration and other healthcare products.  Additionally, we own interests in companies that manufacture certain dental products. As a result, we are subject to the potential risk of product liability or other claims relating to the manufacture and distribution of products by those entities.  One of the potential risks we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.  In addition, some of the products that we transport and sell are considered hazardous materials.  The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability.  We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate.  In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection.  A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business and our reputation.

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

Risks generally associated with our information systems could adversely affect our results of operations.

We rely on information systems (IS) in our business to obtain, rapidly process, analyze and manage data to, among other things:

•	maintain and manage worldwide systems to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	process payments to suppliers; and

•	maintain certain of our customers’ electronic medical records.

A cyber-attack that bypasses our IS security systems causing an IS security breach may lead to a material disruption of our IS business systems and/or the loss of business information resulting in adverse business impact.  Risks may include, among other things:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of IS systems and subsequent clean-up and mitigation activities; and

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

Our results of operations could be adversely affected if our IS systems are interrupted, damaged by unforeseen events, cyber-attacks or fail for any extended period of time.

We have various insurance policies, including cyber liability insurance, covering risks and in amounts that we consider adequate.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost.  Successful claims for misappropriation or release of confidential or personal data brought against us in excess of available insurance or fines or other penalties assessed or any claim that results in significant adverse publicity against us, could have an adverse effect on our business and our reputation.

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

•	require the affirmative vote of the holders of at least 66 2/3% of our common stock entitled to vote to (i) remove a director; and (ii) to amend or repeal our by-laws, with certain limited exceptions.

In addition, our 1994 Stock Incentive Plan and 1996 Non-Employee Director Stock Incentive Plan provide for accelerated vesting of stock options upon a change in control.  These incentive plans also authorize the committee under the plans to provide for accelerated vesting of other types of equity awards in connection with a change in control at grant or thereafter, and certain other awards made under these incentive plans (such as restricted stock and restricted stock unit awards) accelerate upon a change in control or upon certain termination events in connection with a change in control.  Further, certain agreements between us and our executive officers provide for increased severance payments and certain benefits if those executive officers are terminated without cause by the Company or if they terminate for good reason in each case, within two years after a change in control or within ninety days prior to the effective date of the change in control or after the first public announcement of the pendency of the change in control.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2011 fiscal year.

ITEM 2.  Properties

We own or lease the following properties:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2017
Distribution Center	Denver, PA	Lease	613,000	February 2013
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Indianapolis, IN	Lease	380,000	February 2019
Distribution Center	Grapevine, TX	Lease	242,000	July 2013
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	June 2013
Office and Distribution Center	Niagara on the Lake, Canada	Lease	128,000	September 2016
Distribution Center	Sparks, NV	Lease	338,000	February 2013
Office and Distribution Center	Gillingham, United Kingdom	Lease	103,000	April 2020
Office and Distribution Center	Tours, France	Own	161,000	N/A
Office and Distribution Center	Lyssach, Switzerland	Lease	180,000	July 2016

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

As of December 31, 2011, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2011 and 2010:

	High	Low
Fiscal 2011:
1st Quarter	$69.98	$61.26
2nd Quarter	74.48	67.21
3rd Quarter	74.98	58.50
4th Quarter	71.13	58.56

Fiscal 2010:
1st Quarter	$58.50	$51.49
2nd Quarter	62.63	53.41
3rd Quarter	57.60	50.96
4th Quarter	62.62	55.55

On February 6, 2012, there were approximately 998 holders of record of our common stock and the last reported sales price was $72.99.

Purchases of Equity Securities by the Issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $500 million, authorized by our Board of Directors, to the repurchase program provide for a total of $600 million of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000

As of December 31, 2011, we had repurchased $500.0 million of common stock (9,819,009 shares) under these initiatives, with $100.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 31, 2011:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
09/25/11 through 10/29/11	524,112	$61.82	524,112	1,903,694
10/30/11 through 11/26/11	370,000	62.91	370,000	1,864,434
11/27/11 through 12/31/11	195,377	60.65	195,377	1,552,044
	1,089,489		1,089,489

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the
	closing price of our common stock at that time.

Dividend Policy

We have not declared any cash dividends on our common stock during fiscal years 2011 or 2010.  We currently do not anticipate declaring any cash dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 30, 2006, the last trading day before the beginning of our 2007 fiscal year, through the end of fiscal 2011 with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

$140
$130
$120
$110
$100
$90
$80
$70
$60
December 2006
December 2007
December 2008
December 2009
December 2010
December 2011
Henry Schein, Inc.
Dow Jones U.S. Health Care Index
NASDAQ Stock Market Composite Index

ASSUMES $100 INVESTED ON DECEMBER 30, 2006
ASSUMES DIVIDENDS REINVESTED

	December 30,	December 29,	December 27,	December 26,	December 25,	December 31,
	2006	2007	2008	2009	2010	2011
Henry Schein, Inc.	$100.00	$126.68	$72.23	$108.23	$126.91	$131.54

Dow Jones U.S. Health
Care Index	100.00	109.30	81.49	102.79	107.12	118.91

NASDAQ Stock Market
Composite Index	100.00	111.03	64.44	97.23	114.59	113.16

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 31, 2011, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 31,	December 25,	December 26,	December 27,	December 29,
	2011	2010	2009	2008	2007
	(in thousands, except per share data)
Income Statement Data:
Net sales	$8,530,242	$7,526,790	$6,538,336	$6,380,413	$5,889,884
Gross profit	2,418,055	2,170,876	1,916,820	1,874,295	1,706,092
Selling, general and administrative expenses	1,835,906	1,637,460	1,449,715	1,431,769	1,319,153
Restructuring costs (1)	-	12,285	3,020	23,240	-
Operating income	582,149	521,131	464,085	419,286	386,939
Other expense, net	(12,842)	(19,096)	(11,365)	(23,837)	(8,430)
Income from continuing operations before taxes,
equity in earnings (losses) of affiliates and
noncontrolling interests	569,307	502,035	452,720	395,449	378,509
Income taxes	(180,212)	(160,069)	(127,521)	(131,210)	(128,556)
Equity in earnings (losses) of affiliates	15,561	10,165	5,243	5,037	(73)
Income from continuing operations	404,656	352,131	330,442	269,276	249,880
Income (loss) from discontinued
operations, net of tax (2)	-	-	2,715	(7,902)	(20,704)
Net income	404,656	352,131	333,157	261,374	229,176
Less: Net income attributable to
noncontrolling interests	(36,995)	(26,342)	(22,004)	(21,917)	(17,442)
Net income attributable to Henry Schein, Inc.	$367,661	$325,789	$311,153	$239,457	$211,734

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$367,661	$325,789	$308,551	$247,347	$232,529
Income (loss) from discontinued
operations, net of tax	-	-	2,602	(7,890)	(20,795)
Net income	$367,661	$325,789	$311,153	$239,457	$211,734

Earnings (loss) per share attributable to
Henry Schein, Inc.:

From continuing operations:
Basic	$4.08	$3.62	$3.47	$2.78	$2.63
Diluted	3.97	3.49	3.41	2.71	2.55

From discontinued operations:
Basic	$-	$-	$0.03	$(0.09)	$(0.24)
Diluted	-	-	0.03	(0.08)	(0.23)

From net income:
Basic	$4.08	$3.62	$3.50	$2.69	$2.39
Diluted	3.97	3.49	3.44	2.63	2.32

Weighted-average common shares outstanding:
Basic	90,120	90,097	88,872	89,080	88,559
Diluted	92,620	93,268	90,556	91,221	91,163

	Years ended
	December 31,	December 25,	December 26,	December 27,	December 29,
	2011	2010	2009	2008	2007
	(in thousands)
Net Sales by Market Data:
Healthcare distribution (3):
Dental (4)	$2,861,100	$2,678,830	$2,509,921	$2,567,064	$2,447,841
Medical (5)	1,412,470	1,290,428	1,217,020	1,210,875	1,340,146
Animal health (6)	993,183	889,303	240,082	218,093	200,123
International (7)	3,012,869	2,468,277	2,398,105	2,221,092	1,769,881
Total healthcare distribution	8,279,622	7,326,838	6,365,128	6,217,124	5,757,991
Technology (8)	250,620	199,952	173,208	163,289	131,893
Total	$8,530,242	$7,526,790	$6,538,336	$6,380,413	$5,889,884

	As of
	December 31,	December 25,	December 26,	December 27,	December 29,
	2011	2010	2009	2008	2007
	(in thousands)
Balance Sheet Data:
Total assets	$4,740,144	$4,547,471	$3,835,985	$3,599,210	$3,313,472
Long-term debt	363,524	395,309	243,373	256,648	407,627
Redeemable noncontrolling interests	402,050	304,140	178,570	233,035	150,028
Stockholders' equity	2,433,623	2,412,957	2,161,508	1,772,354	1,674,987

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

(2)
On August 5, 2009, we completed the sale of a wholesaler of dental consumables for aggregate consideration of $14.2 million, of which $13.2 million had been received as of December 26, 2009.  As a result of this sale, included in operating results from discontinued operations for 2009 is a net gain, net of tax, of $2.6 million or $0.03 per diluted share.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; possible increases in the cost of shipping our products or other service issues with our third-party shippers; general global macro-economic conditions; disruptions in financial markets; possible volatility of the market price of our common stock; changes in the healthcare industry; implementation of healthcare laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our international operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; risks from rapid technological change; risks from disruption to our information systems; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict.  Accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.  We undertake no duty and have no obligation to update forward-looking statements.

Executive-Level Overview

We believe we are the largest distributor of healthcare products and services primarily to office-based healthcare practitioners.  We serve nearly 775,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions.  We believe that we have a strong brand identity due to our more than 79 years of experience distributing healthcare products.

We are headquartered in Melville, New York, employ nearly 15,000 people (of which over 6,500 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and Turkey.

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

Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market.  Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions throughout the United States.  Our animal health group serves animal health practices and clinics throughout the United States.  Our international group serves dental, medical and animal health practitioners in 22 countries outside of North America and is what we believe to be a leading European healthcare supplier serving office-based practitioners.

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

Industry Consolidation

The healthcare products distribution industry, as it relates to office-based healthcare practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $28 billion in 2011 in the combined North American, European and Australian/New Zealand markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

As a result of these market dynamics, annual expenditures for healthcare services continue to increase in the United States.  Given current operating, economic and industry conditions, we believe that demand for our products and services will grow at slower rates.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2010 – 2020” indicating that total national healthcare spending reached approximately $2.6 trillion in 2010, or 17.6% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Healthcare spending is projected to reach approximately $4.6 trillion in 2020, approximately 19.8% of the nation’s gross domestic product.

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care.  Many of these laws and regulations are subject to change and may impact our financial performance.

Healthcare Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of healthcare generally, to reduce fraud and abuse, and to provide access to health coverage for an additional 32 million people.  The Health Care Reform Law requirements include, for example (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales, and (ii) mandated pharmacy benefit manager transparency regarding rebates, discounts and price concessions with respect to drug benefits under Medicare Part D, and in 2014 with respect to drug benefits offered through qualified health plans offered through state exchanges, which could affect pricing and competition.  A provision in the Health Care Reform Law, often referred to as the “individual mandate,” which requires individuals without health insurance to pay a penalty, was recently declared unconstitutional by certain federal courts, while certain other federal courts have affirmed its constitutionality.  Appeals are pending, and the United States Supreme Court will review this issue during its 2012 term.

In addition to the foregoing, the Health Care Reform Law imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians, dentists and teaching hospitals, and imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers and group purchasing organizations with regard to certain ownership interests held by physicians in the reporting entity.  Data collection obligations were to commence in January 2012, and reporting requirements are to be implemented in 2013.  On December 14, 2011, the Centers for Medicare and Medicaid Services (“CMS”) issued proposed regulations to implement these provisions and sought substantial comments, thus apparently delaying the January 1, 2012 start of information collection.   These proposed regulations are broadly drafted and still subject to change, and it is possible that when these regulations are finalized, they will treat us or one or more of our subsidiaries as an entity subject to these reporting and disclosure requirements.   In addition, through business arrangements we have with drug and device manufacturers, we may be required to collect and report detailed information to these manufactures in order for these manufacturers to comply with the new requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, Massachusetts and Connecticut, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities, including on behalf of manufacturers, or the activities of one or more of our subsidiaries, will subject us to the state’s reporting requirements and prohibitions.

Healthcare Fraud

Certain of our businesses are subject to federal and state (and similar foreign) healthcare fraud and abuse, referral and reimbursement laws, and regulations with respect to their operations.  Such laws prohibit, among other things, the submission or causing the submission of false or fraudulent claims for reimbursement, and soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by government health care programs (known as “anti-kickback” laws). Violations of these laws could result in civil and criminal penalties.  The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, particularly through “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state False Claims Act statutes, and can be entitled to receive up to 30% of total recoveries.  Also, violations of the False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  These laws and regulations are subject to frequent modification and varied interpretation, and can have a material adverse impact on us if a violation is found.  The Health Care Reform Law significantly strengthened the federal False Claims Act, and the anti-kickback provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that an Anti-Kickback Law violation can be a basis for False Claims Act liability.  We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity in recent years.

Operating and Security Standards

Regulations adopted under the federal Prescription Drug Marketing Act (“PDMA”), effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  These requirements include tracking sales and distribution of prescription drug products from distributors and potentially manufacturers.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of certain parts of the federal drug pedigree requirements, including the requirement to identify transactions back to the manufacturer.  On July 14, 2011, the FDA published a proposed rulemaking that would remove the requirement that a pedigree track back to the manufacturer and that certain information be identified on the pedigree.  As a result of the FDA’s intent to resolve these issues, the case was voluntarily dismissed in August 2011.  FDA policies in this area are still evolving.

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

Regulated Software; Electronic Health Records

The United States Food and Drug Administration has become increasingly active in addressing the regulation of computer software intended for use in healthcare settings, and has been developing policies on regulating clinical decision support tools as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”), and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws can result in substantial penalties and other liabilities.  As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers. Additional rules under the HITECH Act are expected to be issued in early 2012, further expanding the privacy and security requirements applicable to some of our businesses.

In addition, the HITECH Act established a program of Medicare and Medicaid incentive payments available to certain health care providers including, among others, physicians and dentists, if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  While initial standards have been established, new versions are expected to be issued over the next several years, and the content of those standards is not certain.  Certain of our businesses involve the manufacture and sale of certified EHR systems, and so must maintain compliance with these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.   As of January 1, 2012, subject to 90 days of CMS enforcement discretion, electronic claim submissions and related electronic transactions were required to be conducted under a new HIPAA transaction standard, called Version 5010.  CMS is requiring this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM, and are to be implemented on October 1, 2013.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 31, 2011, December 25, 2010 and December 26, 2009 (in thousands):

	Years Ended
	December 31,	December 25,	December 26,
	2011	2010	2009

Operating results:
Net sales	$8,530,242	$7,526,790	$6,538,336
Cost of sales	6,112,187	5,355,914	4,621,516
Gross profit	2,418,055	2,170,876	1,916,820
Operating expenses
Selling, general and administrative	1,835,906	1,637,460	1,449,715
Restructuring costs	-	12,285	3,020
Operating income	$582,149	$521,131	$464,085

Other expense, net	$(12,842)	$(19,096)	$(11,365)
Income from continuing operations	404,656	352,131	330,442
Income from continuing operations attributable
to Henry Schein, Inc.	367,661	325,789	308,551

	Years Ended
	December 31,	December 25,	December 26,
	2011	2010	2009

Cash flows:
Net cash provided by operating activities	$554,625	$395,480	$398,029
Net cash used in investing activities	(196,069)	(388,033)	(98,587)
Net cash used in financing activities	(354,367)	(330,233)	(197,675)

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

During the years ended December 25, 2010 and December 26, 2009, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) and $3.0 million (approximately $2.1 million after taxes), respectively.  These costs primarily consisted of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plans.  The costs associated with these restructurings are included in a separate line item, “Restructuring costs,” within our consolidated statements of income.

During 2012, we will be implementing a restructuring with the goal of improving profitability.  We expect to record restructuring charges of approximately $11 million to $13 million, or approximately $0.08 to $0.10 per diluted share, during the first half of 2012 as a result of this restructuring.

2011 Compared to 2010

Net Sales

Net sales for 2011 and 2010 were as follows (in thousands):

		% of		% of	Increase
	2011	Total	2010	Total	$	%
Healthcare distribution (1):
Dental (2)	$2,861,100	33.6%	$2,678,830	35.6%	$182,270	6.8%
Medical (3)	1,412,470	16.6	1,290,428	17.1	122,042	9.5
Animal health (4)	993,183	11.6	889,303	11.8	103,880	11.7
International (5)	3,012,869	35.3	2,468,277	32.8	544,592	22.1
Total healthcare distribution	8,279,622	97.1	7,326,838	97.3	952,784	13.0
Technology (6)	250,620	2.9	199,952	2.7	50,668	25.3
Total	$8,530,242	100.0%	$7,526,790	100.0%	$1,003,452	13.3

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

The fiscal year ended December 31, 2011 consisted of 53 weeks as compared to the fiscal year ended December 25, 2010, which consisted of 52 weeks.

The $1,003.5 million, or 13.3%, increase in net sales for the year ended December 31, 2011 includes an increase of 10.9% local currency growth (4.5% increase in internally generated revenue, 1.5% impact from extra week and 4.9% growth from acquisitions) as well as an increase of 2.4% related to foreign currency exchange.

The $182.3 million, or 6.8%, increase in dental net sales for the year ended December 31, 2011 includes an increase of 6.3% in local currencies (3.2% increase in internally generated revenue, 2.0%, impact from extra week and 1.1% growth from acquisitions) as well as an increase of 0.5% related to foreign currency exchange.  The 6.3% increase in local currency sales was due to increases in dental equipment sales and service revenues of 5.7% (1.3% increase in internally generated revenue and 4.4% impact from extra week) and dental consumable merchandise sales growth of 6.5% (3.8% increase in internally generated revenue, 1.2% impact from extra week and 1.5% growth from acquisitions).

The $122.0 million, or 9.5%, increase in medical net sales for the year ended December 31, 2011 includes an increase in internally generated revenue of 6.4%, 1.6% impact from extra week and acquisition growth of 1.5%.

The $103.9 million, or 11.7%, increase in animal health net sales for the year ended December 31, 2011 includes an increase in internally generated revenue of 8.8%, 1.9% impact from extra week and acquisition growth of 1.0%.

The $544.6 million, or 22.1%, increase in international net sales for the year ended December 31, 2011 includes sales growth of 15.2% in local currencies (3.0% internally generated revenue, 0.8% impact from extra week and 11.4% growth from acquisitions) as well as an increase of 6.9% related to foreign currency exchange.

The $50.7 million, or 25.3%, increase in technology net sales for the year ended December 31, 2011 includes an increase of 24.4% local currency growth (9.6% internally generated growth, 1.9% impact from extra week and 12.9% growth from acquisitions) as well as an increase of 0.9% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2011 and 2010 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2011	Margin %	2010	Margin %	$	%
Healthcare distribution	$2,253,814	27.2%	$2,033,860	27.8%	$219,954	10.8%
Technology	164,241	65.5	137,016	68.5	27,225	19.9
Total	$2,418,055	28.3	$2,170,876	28.8	$247,179	11.4

Gross profit increased $247.2 million, or 11.4%, for the year ended December 31, 2011 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our healthcare distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Healthcare distribution gross profit increased $220.0 million, or 10.8%, for the year ended December 31, 2011 compared to the prior year period.  Healthcare distribution gross profit margin decreased to 27.2% for the year ended December 31, 2011 from 27.8% for the comparable prior year period.  The decrease in our healthcare distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.  The increase in animal health sales results from internal growth in the United States and the acquisition of Provet Holdings Limited (see Note 9 “Business Acquisitions, Discontinued Operation and Other Transactions” within our notes to our consolidated financial statements) at the beginning of our 2011 fiscal year.

Technology gross profit increased $27.2 million, or 19.9%, for the year ended December 31, 2011 compared to the prior year period.  Technology gross profit margin decreased to 65.5% for the year ended December 31, 2011 from 68.5% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from hardware sales and installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.) or software sales, which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2011 and 2010 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2011	Net Sales	2010	Net Sales	$	%
Healthcare distribution	$1,742,519	21.0%	$1,566,915	21.4%	$175,604	11.2%
Technology	93,387	37.3	70,545	35.3	22,842	32.4
Total	$1,835,906	21.5	$1,637,460	21.8	$198,446	12.1

Selling, general and administrative expenses increased $198.4 million, or 12.1%, for the year ended December 31, 2011 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.5% from 21.8% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $101.0 million, or 9.4%, for the year ended December 31, 2011 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.8% from 14.3% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $97.4 million, or 17.5%, for the year ended December 31, 2011 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.7% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2011 and 2010 was as follows (in thousands):

			Variance
	2011	2010	$	%
Interest income	$15,593	$14,098	$1,495	10.6%
Interest expense	(30,377)	(33,641)	3,264	9.7
Other, net	1,942	447	1,495	334.5
Other expense, net	$(12,842)	$(19,096)	$6,254	32.8

Other expense, net decreased $6.3 million to $12.8 million for the year ended December 31, 2011 from the comparable prior year period.  Interest income increased $1.5 million primarily due to higher investment income partially offset by a decrease in late fee income.  Interest expense decreased $3.3 million primarily due to reduced interest expense from the redemption of our 3% convertible contingent notes originally due in 2034 (the “Convertible Notes”) on September 3, 2010, partially offset by increased interest expense related to borrowings under our private placement shelf facilities, as well as interest expense related to our credit lines. Other, net increased by $1.5 million due primarily to a gain associated with the acquisition of the remaining interest in an equity investment and proceeds received from a litigation settlement.

Income Taxes

For the year ended December 31, 2011, our effective tax rate from continuing operations was 31.7% compared to 31.9% for the prior year period.  The net reduction in our 2011 effective tax rate results from additional tax planning, settlements of tax audits and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.  For 2012, we expect our effective tax rate to approximate 31.0%.

Net Income

Net income increased $52.5 million, or 14.9%, for the year ended December 31, 2011, compared to the prior year period due to the factors noted above.  Excluding sales of seasonal influenza vaccines from both periods, net income increased by approximately 16.9%.

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

The $988.5 million, or 15.1%, increase in net sales for the year ended December 25, 2010 includes an increase of 15.4% local currency growth (3.1% increase in internally generated revenue and 12.3% growth from acquisitions) offset by a decrease of 0.3% related to foreign currency exchange.

The $168.9 million, or 6.7%, increase in dental net sales for the year ended December 25, 2010 includes an increase of 5.7% in local currencies (2.2% increase in internally generated revenue and 3.5% growth from acquisitions) as well as an increase of 1.0% related to foreign currency exchange.  The 5.7% increase in local currency sales was due to increases in dental equipment sales and service revenues of 2.5% (2.3% increase in internally generated revenue and 0.2% growth from acquisitions) and dental consumable merchandise sales growth of 6.7% (2.2% increase in internally generated revenue and 4.5% growth from acquisitions).

The $73.4 million, or 6.0%, increase in medical net sales for the year ended December 25, 2010 includes an increase in internally generated revenue of 2.3% and acquisition growth of 3.7%.

The $649.2 million, or 270.4%, increase in animal health net sales for the year ended December 25, 2010 includes acquisition growth of 269.8% due to the acquisition of a majority interest in Butler Animal Health Supply, LLC as of December 31, 2009, as well as internally generated revenue of 0.6%.

The $70.2 million, or 2.9%, increase in international net sales for the year ended December 25, 2010 includes sales growth of 4.9% in local currencies (4.2% internally generated revenue and 0.7% growth from acquisitions) offset by a decrease of 2.0% related to foreign currency exchange.

The $26.7 million, or 15.4%, increase in technology net sales for the year ended December 25, 2010 includes an increase of 14.8% local currency growth (10.4% internally generated growth and 4.4% growth from acquisitions) as well as an increase of 0.6% related to foreign currency exchange.

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

Healthcare distribution gross profit increased $241.3 million, or 13.5%, for the year ended December 25, 2010 compared to the prior year period.  Healthcare distribution gross profit margin decreased to 27.8% for the year ended December 25, 2010 from 28.2% for the comparable prior year period.  The decrease in our healthcare distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology gross profit increased $12.7 million, or 10.2%, for the year ended December 25, 2010 compared to the prior year period.  Technology gross profit margin decreased to 68.5% for the year ended December 25, 2010 from 71.8% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from hardware sales and installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.) or software sales, which typically generate higher than average gross margins.

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

Selling, general and administrative expenses increased $187.7 million, or 13.0%, for the year ended December 25, 2010 compared to the prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.8% from 22.2% from the comparable prior year period.

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

			Variance
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

Income Taxes

For the year ended December 25, 2010, our effective tax rate from continuing operations was 31.9% compared to 28.2% for the prior year period.  The difference resulted primarily from the reduction of a valuation allowance in 2009 as explained below.  Without the effect of the reduction of the valuation allowance described below, our effective tax rate from continuing operations for the year ended December 26, 2009 would have been 32.8%.  The net reduction in our 2010 effective tax rate results from additional tax planning, settlements of tax audits, a reduction of valuation allowances and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.

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

Loss from Discontinued Operations

During the year ended December 26, 2009, we recognized aggregate gains of $2.6 million, net of tax, related to a discontinued operation (see Note 9 in the accompanying annual consolidated financial statements for further discussion).

Net Income

Net income increased $19.0 million, or 5.7%, for the year ended December 25, 2010 compared to the prior year period.  The increase in net income is primarily due to increased net sales.  Excluding sales of seasonal influenza vaccines from both periods, net income increased by approximately 3.5%.

Liquidity and Capital Resources

Our principal capital requirements include funding of acquisitions, purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of securities and fixed assets and repurchases of common stock.  Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.  Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, causing our working capital requirements to have been higher from the end of the third quarter to the end of the first quarter of the following year.

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

Net cash flow provided by operating activities was $554.6 million for the year ended December 31, 2011, compared to $395.5 million for the comparable prior year period.  The net change of $159.1 million was primarily attributable to favorable working capital changes as well as net income improvements, after taking into account depreciation and amortization, stock-based compensation expense and deferred taxes.

Net cash used in investing activities was $196.1 million for the year ended December 31, 2011, compared to $388.0 million for the comparable prior year period.  The net change of $191.9 million was primarily due to decreases in payments for equity investments and business acquisitions.

Net cash used by financing activities was $354.4 million for the year ended December 31, 2011, compared to $330.2 million for the comparable prior year period.  The net change of $24.2 million was primarily due to increased repurchases of common stock and an increase in acquisitions of noncontrolling interests in subsidiaries, partially offset by decreased net payments of debt.

We expect to invest approximately $50 million to $60 million during 2012 in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 31,	December 25,
	2011	2010
Cash and cash equivalents	$147,284	$150,348
Available-for-sale securities - long-term	11,329	13,367
Working capital	1,000,868	1,001,215

Debt:
Bank credit lines	$55,014	$41,508
Current maturities of long-term debt	22,819	4,487
Long-term debt	363,524	395,309
Total debt	$441,357	$441,304

 Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of December 31, 2011, we have approximately $12.5 million ($11.3 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of December 31, 2011, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.6 days as of December 31, 2011 from 40.4 days as of December 25, 2010.  During the years ended December 31, 2011 and December 25, 2010, we wrote off approximately $6.2 million and $6.7 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations increased to 6.6 for the year ended December 31, 2011 from 6.5 for the year ended December 25, 2010.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 3.8%), as well as operating and capital lease obligations, capital expenditure obligations and inventory purchase commitments as of December 31, 2011:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$35,887	$123,990	$181,798	$115,160	$456,835
Inventory purchase commitments	69,534	73,090	43,845	101,634	288,103
Operating lease obligations	65,640	79,030	40,259	34,619	219,548
Capital lease obligations, including interest	2,701	2,265	430	-	5,396
Total	$173,762	$278,375	$266,332	$251,413	$969,882

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

Credit Facilities

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The borrowings outstanding on this revolving credit facility were $25.0 million as of December 31, 2011.  The $400 million credit line expires in September 2013.  The interest rate, which was 0.75% during the year ended December 31, 2011, is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  As of December 31, 2011, we had various other short-term bank credit lines available, of which approximately $30.0 million was outstanding.  As of December 31, 2011, borrowings under all of our credit lines had a weighted average interest rate of 1.29%.  As of December 31, 2011, there were $9.7 million of letters of credit provided to third parties.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  As of December 31, 2011, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

On January 20, 2012, we drew down $100.0 million from our existing private placement facilities, consisting of $50.0 million for 12 years at 3.45% and $50.0 million for ten years with annual payments starting in 2016 at 3.09%.

Butler Animal Health Supply

Effective December 31, 2009, Butler Animal Health Supply, LLC (“BAHS”), a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.

On May 27, 2011, BAHS refinanced the terms and amount of its debt.  The refinanced debt consists of the following three components:

•
Term loan A -  $100.0 million repayable in 13 quarterly installments in payment amounts ranging from $1.2 million per quarter for the period September 30, 2011 through June 30, 2012, approximately $1.8 million per quarter for the period September 30, 2012 through June 30, 2013, $2.5 million per quarter for the period September 30, 2013 through June 30, 2014, approximately $3.1 million for the quarter ended September 30, 2014 and a final installment of approximately $72.9 million due on December 31, 2014.  Interest on the $100.0 million term loan is charged at LIBOR plus a margin of 3%.  During 2011, BAHS made a prepayment on this loan, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

•
Term loan B -  $216.0 million ($55.0 million provided by Henry Schein, Inc.) repayable in 17 quarterly installments of $530 thousand from September 30, 2011 through September 30, 2015, and a final installment of approximately $202.9 million due on December 31, 2015.  Interest on the $216.0 million term loan is charged at LIBOR plus a margin of 3.25% with a LIBOR floor of 1.25%.  During 2011, BAHS made a prepayment on this loan, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

•	Revolver of $50.0 million with interest charged at LIBOR plus a margin of 3%.

The outstanding balance of $251.7 million is reflected in our consolidated balance sheet as of December 31, 2011.

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

Acquisitions

On December 31, 2010, we acquired 100% of the outstanding shares of Provet Holdings Limited (ASX: PVT), Australasia's largest wholesale distributor of veterinary products with sales in its 2010 fiscal year of approximately $278 million, for approximately $91 million, in a cash-for-stock exchange.

Stock repurchases

From June 21, 2004 through December 31, 2011, we repurchased $500.0 million, or 9,819,009 shares, under our common stock repurchase programs.  On August 18, 2011, our Board of Directors authorized an additional $200.0 million for additional repurchases of our common stock, $100.0 million of which is available as of December 31, 2011 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 are presented in the following table:

	December 31,	December 25,	December 26,
	2011	2010	2009
Balance, beginning of period	$304,140	$178,570	$233,035
Decrease in redeemable noncontrolling interests due to
redemptions	(160,254)	(143,988)	(71,951)
Increase in redeemable noncontrolling interests due to
business acquisitions	13,618	206,302	-
Net income attributable to redeemable noncontrolling interests	36,514	26,054	21,975
Dividends declared	(15,212)	(12,360)	(5,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(889)	(2,281)	2,065
Change in fair value of redeemable securities	224,133	51,843	(581)
Balance, end of period	$402,050	$304,140	$178,570

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

On December 30, 2011, we acquired all of Oak Hill Capital Partners’ (“OHCP”) remaining direct and indirect interests in BAHS (including its interest in W.A. Butler Company) for $155 million in cash.  As a result of this transaction, our ownership in BAHS increased to approximately 71.7%.  The amount paid to OHCP for their remaining interests in BAHS was in excess of the previously agreed upon annual limits (see Note 9. “Business Acquisitions, Discontinued Operation and Other Transaction” within our notes to our consolidated financial statements), but such limits were waived by all parties involved.

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $24.5 million as of December 31, 2011.

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

During the fiscal year ended December 31, 2011, we adopted the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we considered in developing our qualitative assessment included:

•
Macroeconomic conditions consisting of the overall sales growth of our business and the overall sales growth of each of our operating segments.  We also considered our growth in market share in the markets in which we compete;

•	Credit markets and our ability to access debt facilities at favorable terms;

•	Key personnel and management expertise, as well as our growth strategies for the next several years; and

•	Our expectations of selling or disposing all, or a portion, of a reporting unit.

Prior to the adoption of ASU 2011-08, measuring fair value of a reporting unit was generally based on valuation techniques using multiples of sales or earnings.  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  Our impairment analysis for indefinite-lived intangibles consists of a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the beginning of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For certain indefinite-lived intangible assets, a present value technique, such as estimates of future cash flows, is utilized.  There were no events or circumstances from the date of that assessment through December 31, 2011 that impacted our analysis.

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

For the years ended December 31, 2011, December 25, 2010 and December 26, 2009, the results of our goodwill impairment analysis did not result in any impairments.

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

Interest Rate Hedges

On May 27, 2011, BAHS refinanced the terms and amount of its debt into three separate components.  Interest on the refinanced debt ranges from LIBOR plus a margin of 3% to LIBOR plus a margin of 3.25%.  One component of the refinanced debt contains a provision for minimum interest to be charged at a LIBOR floor of 1.25%.  The revised debt agreement contains a provision that requires BAHS to hedge risks related to potential rising interest rates.  As a result, BAHS has entered into series of interest rate caps, with a notional amount of $160.0 million, protecting against LIBOR interest rates rising above 3% through March 30, 2012.

As of December 31, 2011, the fair value of our interest rate cap agreements recorded in current and other non-current assets in our consolidated balance sheet was $0, which represented the amount that would be received upon unwinding the interest rate cap agreements based on market conditions at that time.  Changes in the fair value of these interest rate cap agreements are reflected as an adjustment to current and non-current assets or liabilities with an offsetting adjustment to Accumulated other comprehensive income since the hedge is deemed fully effective.

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

As of December 31, 2011, the net fair value of our foreign currency exchange agreements, which expire through December 27, 2012, recorded in other current liabilities was $0.8 million, as determined by quoted market prices.  A hypothetical 5% change in the value of the U.S. dollar would change the fair value of our foreign currency exchange agreements by $(1.7) million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 31, 2011 and December 25, 2010 and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 31, 2011 and December 25, 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 15, 2012

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 25,
	2011	2010

ASSETS
Current assets:
Cash and cash equivalents	$147,284	$150,348
Accounts receivable, net of reserves of $65,853 and $56,267	888,248	885,784
Inventories, net	947,849	870,206
Deferred income taxes	54,970	48,951
Prepaid expenses and other	234,157	214,013
Total current assets	2,272,508	2,169,302
Property and equipment, net	262,088	252,573
Goodwill	1,497,108	1,424,794
Other intangibles, net	409,612	405,468
Investments and other	298,828	295,334
Total assets	$4,740,144	$4,547,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$621,468	$590,029
Bank credit lines	55,014	41,508
Current maturities of long-term debt	22,819	4,487
Accrued expenses:
Payroll and related	191,173	172,746
Taxes	121,234	91,581
Other	259,932	267,736
Total current liabilities	1,271,640	1,168,087
Long-term debt	363,524	395,309
Deferred income taxes	188,739	190,225
Other liabilities	80,568	76,753
Total liabilities	1,904,471	1,830,374

Redeemable noncontrolling interests	402,050	304,140
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
89,928,082 outstanding on December 31, 2011 and
91,939,477 outstanding on December 25, 2010	899	919
Additional paid-in capital	401,262	601,014
Retained earnings	2,007,477	1,779,178
Accumulated other comprehensive income	22,584	30,514
Total Henry Schein, Inc. stockholders' equity	2,432,222	2,411,625
Noncontrolling interests	1,401	1,332
Total stockholders' equity	2,433,623	2,412,957
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,740,144	$4,547,471

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended
	December 31,	December 25,	December 26,
	2011	2010	2009

Net sales	$8,530,242	$7,526,790	$6,538,336
Cost of sales	6,112,187	5,355,914	4,621,516
Gross profit	2,418,055	2,170,876	1,916,820
Operating expenses:
Selling, general and administrative	1,835,906	1,637,460	1,449,715
Restructuring costs	-	12,285	3,020
Operating income	582,149	521,131	464,085
Other income (expense):
Interest income	15,593	14,098	9,979
Interest expense	(30,377)	(33,641)	(23,370)
Other, net	1,942	447	2,026
Income from continuing operations before taxes, equity in earnings
of affiliates and noncontrolling interests	569,307	502,035	452,720
Income taxes	(180,212)	(160,069)	(127,521)
Equity in earnings of affiliates	15,561	10,165	5,243
Income from continuing operations	404,656	352,131	330,442
Income from discontinued operation, net of tax	-	-	2,715
Net income	404,656	352,131	333,157
Less: Net income attributable to noncontrolling interests	(36,995)	(26,342)	(22,004)
Net income attributable to Henry Schein, Inc.	$367,661	$325,789	$311,153

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$367,661	$325,789	$308,551
Income from discontinued operation, net of tax	-	-	2,602
Net income	$367,661	$325,789	$311,153

Earnings per share attributable to Henry Schein, Inc.:

From continuing operations:
Basic	$4.08	$3.62	$3.47
Diluted	$3.97	$3.49	$3.41

From discontinued operation:
Basic	$-	$-	$0.03
Diluted	$-	$-	$0.03

From net income:
Basic	$4.08	$3.62	$3.50
Diluted	$3.97	$3.49	$3.44

Weighted-average common shares outstanding:
Basic	90,120	90,097	88,872
Diluted	92,620	93,268	90,556

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 27, 2008	89,351,849	$894	$560,023	$1,181,454	$29,721	$262	$1,772,354
Net income (excluding $21,975 attributable to Redeemable
noncontrolling interests)	-	-	-	311,153	-	29	311,182
Foreign currency translation gain (excluding $2,065
attributable to Redeemable noncontrolling interests)	-	-	-	-	46,364	-	46,364
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $3,228	-	-	-	-	(8,238)	-	(8,238)
Unrealized investment loss, net of tax benefit of $105	-	-	-	-	(120)	-	(120)
Pension adjustment loss, net of tax benefit of $1,086	-	-	-	-	(3,533)	-	(3,533)
Total comprehensive income							345,655

Purchase of noncontrolling interest	-	-	-	-	-	(262)	(262)
Change in fair value of redeemable securities	-	-	581	-	-	-	581
Shares issued to 401(k) plan	100,778	1	5,300	-	-	-	5,301
Stock issued upon exercise of stock options,
including tax benefit of $2,642	445,916	4	14,508	-	-	-	14,512
Stock-based compensation expense	802,068	8	25,916	-	-	-	25,924
Shares withheld for payroll taxes	(69,722)	(1)	(2,149)	-	-	-	(2,150)
Liability for cash settlement stock-based compensation awards	-	-	(407)	-	-	-	(407)

Balance, December 26, 2009	90,630,889	$906	$603,772	$1,492,607	$64,194	$29	$2,161,508

Net income (excluding $26,054 attributable to Redeemable
noncontrolling interests)	-	-	-	325,789	-	288	326,077
Foreign currency translation loss (excluding $2,281
attributable to Redeemable noncontrolling interests)	-	-	-	-	(28,303)	-	(28,303)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $255	-	-	-	-	(885)	-	(885)
Unrealized investment gain, net of tax of $215	-	-	-	-	145	-	145
Pension adjustment loss, net of tax benefit of $1,710	-	-	-	-	(4,637)	-	(4,637)
Total comprehensive income							292,397

Dividends paid	-	-	-	-	-	(501)	(501)
Reclassification of noncontrolling interest no longer
subject to redemption	-	-	-	-	-	1,516	1,516
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(22,077)	-	-	-	(22,077)
Change in fair value of redeemable securities	-	-	(51,843)	-	-	-	(51,843)
Stock issued upon conversion of convertible senior notes	732,422	7	12,129	-	-	-	12,136
Shares issued to 401(k) plan	107,662	1	5,720	-	-	-	5,721
Repurchase and retirement of common stock	(1,005,869)	(10)	(18,507)	(39,218)	-	-	(57,735)
Stock issued upon exercise of stock options,
including tax benefit of $8,304	1,248,643	12	46,729	-	-	-	46,741
Stock-based compensation expense	285,742	3	29,907	-	-	-	29,910
Shares withheld for payroll taxes	(60,012)	-	(4,260)	-	-	-	(4,260)
Liability for cash settlement stock-based compensation awards	-	-	(556)	-	-	-	(556)

Balance, December 25, 2010	91,939,477	$919	$601,014	$1,779,178	$30,514	$1,332	$2,412,957

Net income (excluding $36,514 attributable to Redeemable
noncontrolling interests)	-	-	-	367,661	-	481	368,142
Foreign currency translation loss (excluding $889
attributable to Redeemable noncontrolling interests)	-	-	-	-	(1,421)	-	(1,421)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $94	-	-	-	-	(618)	-	(618)
Unrealized investment gain, net of tax of $215	-	-	-	-	347	-	347
Pension adjustment loss, net of tax benefit of $1,534	-	-	-	-	(6,238)	-	(6,238)
Total comprehensive income							360,212

Dividends paid	-	-	-	-	-	(457)	(457)
Other adjustments	-	-	-	-	-	45	45
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	4,155	-	-	-	4,155
Change in fair value of redeemable securities	-	-	(224,133)	-	-	-	(224,133)
Shares issued to 401(k) plan	93,204	1	5,797	-	-	-	5,798
Repurchase and retirement of common stock	(3,179,188)	(31)	(60,609)	(139,362)	-	-	(200,002)
Stock issued upon exercise of stock options,
including tax benefit of $7,246	941,701	9	41,756	-	-	-	41,765
Stock-based compensation expense	175,980	2	36,930	-	-	-	36,932
Shares withheld for payroll taxes	(43,092)	(1)	(2,989)	-	-	-	(2,990)
Liability for cash settlement stock-based compensation awards	-	-	(659)	-	-	-	(659)

Balance, December 31, 2011	89,928,082	$899	$401,262	$2,007,477	$22,584	$1,401	$2,433,623

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,	December 25,	December 26,
	2011	2010	2009

Cash flows from operating activities:
Net income	$404,656	$352,131	$333,157
Adjustments to reconcile net income to net cash provided by
operating activities:
Gain on sale of discontinued operation, net of tax	-	-	(2,382)
Depreciation and amortization	115,896	101,214	81,493
Amortization of bond discount	-	4,007	5,990
Stock-based compensation expense	36,932	29,910	25,924
Provision for losses on trade and other accounts receivable	6,156	5,564	4,747
Benefit from deferred income taxes	(19,319)	(6,051)	(26,214)
Stock issued to 401(k) plan	5,798	5,721	5,301
Equity in earnings of affiliates	(15,561)	(10,165)	(5,243)
Distributions from equity affiliates	14,883	6,606	1,139
Other	6,352	3,702	2,373
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	36,204	(76,129)	20,445
Inventories	(44,155)	(21,307)	(19,242)
Other current assets	(10,493)	(26,640)	375
Accounts payable and accrued expenses	17,276	26,917	(29,834)
Net cash provided by operating activities	554,625	395,480	398,029

Cash flows from investing activities:
Purchases of fixed assets	(45,176)	(39,000)	(51,627)
Payments for equity investments and business
acquisitions, net of cash acquired	(149,403)	(352,598)	(56,648)
Cash received from business divestiture	-	-	12,716
Purchases of available-for-sale securities	-	(26,984)	-
Proceeds from sales of available-for-sale securities	2,600	6,000	9,955
Proceeds from maturities of available-for-sale securities	-	26,984	-
Other	(4,090)	(2,435)	(12,983)
Net cash used in investing activities	(196,069)	(388,033)	(98,587)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	13,316	40,500	(4,481)
Proceeds from issuance of long-term debt	3,101	110,000	-
Principal payments for long-term debt	(33,722)	(313,028)	(154,329)
Proceeds from issuance of stock upon exercise of stock options	34,519	38,437	11,870
Payments for repurchases of common stock	(200,002)	(57,735)	-
Excess tax benefits related to stock-based compensation	8,765	11,292	4,680
Distributions to noncontrolling shareholders	(10,055)	(12,531)	(2,604)
Acquisitions of noncontrolling interests in subsidiaries	(170,199)	(146,811)	(52,453)
Other	(90)	(357)	(358)
Net cash used in financing activities	(354,367)	(330,233)	(197,675)

Net change in cash and cash equivalents	4,189	(322,786)	101,767
Effect of exchange rate changes on cash and cash equivalents	(7,253)	1,980	(183)
Cash and cash equivalents, beginning of period	150,348	471,154	369,570
Cash and cash equivalents, end of period	$147,284	$150,348	$471,154

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 – Significant Accounting Policies

Nature of Operations

We distribute healthcare products and services primarily to office-based healthcare practitioners with operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and Turkey.

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December.  The year ended December 31, 2011 consisted of 53 weeks and the years ended December 25, 2010 and December 26, 2009 consisted of 52 weeks.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Outstanding checks in excess of funds on deposit of $49.1 million and $44.7 million, primarily related to payments for inventory, were classified as accounts payable as of December 31, 2011 and December 25, 2010.

Available-for-sale Securities

As of December 31, 2011, we have approximately $12.5 million ($11.3 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.

We determine cost of investments in available-for-sale securities on a specific identification basis.  As of December 31, 2011 and December 25, 2010, unrealized losses, which are recorded in Accumulated other comprehensive income within the equity section of our consolidated balance sheets, on our available-for-sale securities totaled $1.2 million and $1.7 million, respectively.  Gross realized gains and losses were immaterial in all periods presented.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs from continuing operations were $62.2 million, $57.0 million and $46.6 million for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses from continuing operations were $13.1 million, $12.7 million and $12.4 million for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 31, 2011 and December 25, 2010, we had $4.2 million and $3.5 million of deferred direct marketing expenses included in other current assets.

Supplier Rebates

Supplier rebates are included as a reduction of cost of sales and are recognized over the period they are earned.  The factors we consider in estimating supplier rebate accruals include forecasted inventory purchases and sales, in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization.  Depreciation is computed primarily under the straight-line method (see Note 2. Property and Equipment, Net for estimated useful lives).  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

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

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists and non-compete agreements), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities.  The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; estimated useful lives; and multiples based on factors such as EBIT.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the year ended December 31, 2011, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Factors considered in determining the fair value amounts include multiples of financial values, such as EBIT and EBITDA.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.

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

During the fiscal year ended December 31, 2011, we adopted the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”) which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we considered in developing our qualitative assessment included:

•
Macroeconomic conditions consisting of the overall sales growth of our business and the overall sales growth of each of our operating segments.  We also considered our growth in market share in the markets in which we compete;

•	Credit markets and our ability to access debt facilities at favorable terms;

•	Key personnel and management expertise, as well as our growth strategies for the next several years; and

•	Our expectations of selling or disposing all, or a portion, of a reporting unit.

Prior to the adoption of ASU 2011-08, measuring fair value of a reporting unit was generally based on valuation techniques using multiples of sales or earnings.  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  Our impairment analysis for indefinite-lived intangibles consists of a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  We assess the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the beginning of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For certain indefinite-lived intangible assets, a present value technique, such as estimates of future cash flows, is utilized.  There were no events or circumstances from the date of that assessment through December 31, 2011 that impacted our analysis.

Some factors we consider important that could trigger an interim impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of our use of acquired assets or the strategy for our overall business (e.g., decision to divest a business); or

•	significant negative industry or economic trends.

Note 1 – Significant Accounting Policies – (Continued)

If we determine through the impairment review process that goodwill or other indefinite-lived intangible assets are impaired, we record an impairment charge in our consolidated statements of income.

For the years ended December 31, 2011, December 25, 2010 and December 26, 2009, the results of our goodwill impairment analysis did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs from continuing operations were $58.6 million, $57.1 million and $54.6 million for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Accounting Pronouncements Adopted

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill Impairment” which is intended to simplify goodwill impairment testing by permitting the assessment of qualitative factors to determine whether events and circumstances lead to the conclusion that it is necessary to perform the traditional two-step impairment test.  Under this update, we are not required to calculate the fair value of our reporting units unless we conclude that it is more likely than not (likelihood of more than 50%) that the carrying value of our reporting units is greater than the fair value of such units based on our assessment of events and circumstances.  This update is effective for fiscal years beginning after December 15, 2011, with early adoption permitted.  We have adopted the provisions of this update at the beginning of our fourth quarter.  The adoption of this provision did not have a material impact on our consolidated financial statements.

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

During February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855)”.  The amended guidance in ASU 2010-09 states that an entity that is an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued, but is not required to disclose the date through which subsequent events have been evaluated.

During January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 includes new disclosure requirements related to fair value measurements, including transfers in and out of Levels 1 and 2 and information about purchases, sales, issuances and settlements for Level 3 fair value measurements.  This update also clarifies existing disclosure requirements relating to levels of disaggregation and disclosures of inputs and valuation techniques.  The new disclosures are required in interim and annual reporting periods beginning after December 15, 2009, except the disclosures relating to Level 3 activity, which were effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Effective December 27, 2009, we have adopted the provisions relating to Level 1 and Level 2 disclosures and such provisions did not have a material impact on our consolidated financial statements.  Effective December 26, 2010, we adopted the provisions relating to Level 3 disclosures and such provisions did not have a material impact on our consolidated financial statements.

During October 2009, the FASB issued ASU 2009-13 which amended guidance contained within ASC Topic 605-25 related to revenue recognition for multiple-element arrangements.   The amendments in this update establish a selling price hierarchy for determining the selling price of a deliverable.  These amendments also replace the term fair value in the revenue allocation guidance with selling price to clarify that the allocation of revenue is based on entity-specific assumptions rather than assumptions of a marketplace participant.  The guidance in this update requires that a vendor determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis.  We adopted the provisions of this update effective December 26, 2010.  The provisions of this update did not have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

In June 2009, the FASB issued ASU No. 2009-01, “Generally Accepted Accounting Principles” (ASC Topic 105) which establishes the FASB Accounting Standards Codification (“the Codification” or “ASC”) as the official single source of authoritative U.S. generally accepted accounting principles (“GAAP”).  All existing accounting standards are superseded.  All other accounting guidance not included in the Codification will be considered non-authoritative.  The Codification also includes all relevant Securities and Exchange Commission (“SEC”) guidance organized using the same topical structure in separate sections within the Codification.  Following the Codification, the FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates which will serve to update the Codification, provide background information about the guidance and provide the basis for conclusions on the changes to the Codification.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

New Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” which requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income and the total of comprehensive income.  This update, which should be applied retrospectively, is effective for annual and interim periods beginning after December 15, 2011 and is thus effective for us beginning with our fiscal year ended December 29, 2012.  We are in the process of determining whether we will present other comprehensive income in a single continuous statement of comprehensive income or in two separate but consecutive statements.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (IFRS) of Fair Value Measurement – Topic 820.”  ASU 2011-04 is intended to provide a consistent definition of fair value and improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS.  The amendments include those that clarify the FASB’s intent about the application of existing fair value measurement and disclosure requirements, as well as those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  This update is effective for annual and interim periods beginning after December 15, 2011 and is thus effective for us beginning with our fiscal year ended December 29, 2012.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 2 – Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation or amortization.  Depreciation is computed primarily under the straight-line method over the estimated useful life:  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.  Property and equipment, including related estimated useful lives, consisted of the following:

	December 31,	December 25,
	2011	2010
Land	$13,238	$13,151
Buildings and permanent improvements	104,126	98,501
Leasehold improvements	64,762	58,228
Machinery and warehouse equipment	64,664	60,927
Furniture, fixtures and other	93,100	72,406
Computer equipment and software	229,998	209,095
	569,888	512,308
Less accumulated depreciation and amortization	(307,800)	(259,735)
Property and equipment, net	$262,088	$252,573

Estimated Useful
Lives (in years)
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

The net carrying value of equipment held under capital leases amounted to approximately $2.7 million and $3.2 million as of December 31, 2011 and December 25, 2010.  Property and equipment related depreciation expense, from continuing operations, for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 was $54.1 million, $49.1 million and $46.4 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 31, 2011 and December 25, 2010 were as follows:

	Healthcare Distribution	Technology	Total
Balance as of December 26, 2009	$912,670	$73,725	$986,395
Adjustments to goodwill:
Acquisitions	445,089	5,530	450,619
Foreign currency translation	(10,934)	(1,286)	(12,220)
Balance as of December 25, 2010	1,346,825	77,969	1,424,794
Adjustments to goodwill:
Acquisitions	52,613	20,630	73,243
Foreign currency translation	(1,190)	261	(929)
Balance as of December 31, 2011	$1,398,248	$98,860	$1,497,108

Other intangible assets consisted of the following:

	December 31, 2011			December 25, 2010
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$46,327	$(6,186)	$40,141	$44,309	$(6,089)	$38,220
Trademarks / trade names - definite lived	52,619	(18,770)	33,849	40,346	(13,666)	26,680
Trademarks / trade names - indefinite lived	24,850	-	24,850	25,059	-	25,059
Customer relationships and lists	412,194	(135,723)	276,471	384,365	(98,906)	285,459
Other	48,005	(13,704)	34,301	42,309	(12,259)	30,050
Total	$583,995	$(174,383)	$409,612	$536,388	$(130,920)	$405,468

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately five years as of December 31, 2011.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately six years as of December 31, 2011.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 11 years as of December 31, 2011.

Amortization expense, attributable to continuing operations, related to definite-lived intangible assets for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 was $57.9 million, $47.2 million and $30.6 million.  The annual amortization expense expected for the years 2012 through 2016 is $58.2 million, $49.2 million, $43.3 million, $39.3 million and $34.9 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 31,	December 25,
	2011	2010
Investment in unconsolidated affiliates	$212,860	$198,613
Non-current deferred foreign, state and local income taxes	33,259	30,894
Notes receivable (1)	5,834	17,098
Auction rate securities, net of temporary impairment	11,329	13,367
Distribution rights and exclusivity agreements, net of amortization	4,134	4,978
Security deposits	3,431	3,435
Debt issuance costs, net of amortization	8,668	9,015
Other long-term assets	19,313	17,934
Total	$298,828	$295,334

(1)	Long-term notes receivable carry interest rates ranging from 4.72% to 12.0% and are due in varying installments through 2020.

Amortization of other long-term assets, from continuing operations, for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 was $3.9 million, $4.9 million and $4.5 million.

Note 5 – Debt

Credit Facilities

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The borrowings outstanding on this revolving credit facility were $25.0 million as of December 31, 2011.  The $400 million credit line expires in September 2013.  The interest rate, which was 0.75% during the year ended December 31, 2011, is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of December 31, 2011, there were $9.7 million of letters of credit provided to third parties.

As of December 31, 2011, we had various other short-term bank credit lines available, of which approximately $30.0 million was outstanding.  As of December 31, 2011, borrowings under all of our credit facilities and lines had a weighted average interest rate of 1.29%.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  These shelf facilities are available through August 2013 on an uncommitted basis.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of December 31, 2011, we have an outstanding balance under the facilities of $100.0 million at a fixed rate of 3.79%, which is due on September 2, 2020.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 5 – Debt – (Continued)

Butler Animal Health Supply

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

On May 27, 2011, BAHS refinanced the terms and amount of its debt.  The refinanced debt consists of the following three components:

•
Term loan A -  $100.0 million repayable in 13 quarterly installments in payment amounts ranging from $1.2 million per quarter for the period September 30, 2011 through June 30, 2012, approximately $1.8 million per quarter for the period September 30, 2012 through June 30, 2013, $2.5 million per quarter for the period September 30, 2013 through June 30, 2014, approximately $3.1 million for the quarter ended September 30, 2014 and a final installment of approximately $72.9 million due on December 31, 2014.  Interest on the $100.0 million term loan is charged at LIBOR plus a margin of 3%.  During 2011, BAHS made a prepayment on this loan, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

•
Term loan B -  $216.0 million ($55.0 million provided by Henry Schein, Inc.) repayable in 17 quarterly installments of $530 thousand from September 30, 2011 through September 30, 2015, and a final installment of approximately $202.9 million due on December 31, 2015.  Interest on the $216.0 million term loan is charged at LIBOR plus a margin of 3.25% with a LIBOR floor of 1.25%.  During 2011, BAHS made a prepayment on this loan, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

•    Revolver of $50.0 million with interest charged at LIBOR plus a margin of 3%.

The outstanding balance of $251.7 million is reflected in our consolidated balance sheet as of December 31, 2011.  Borrowings incurred as part of the acquisition of BAHS are collateralized by assets of BAHS with an aggregate net carrying value of $727.1 million.

Certain of our other subsidiaries maintain credit lines which are collateralized by assets of those subsidiaries with an aggregate net carrying value of $144.3 million.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 5 – Debt – (Continued)

Long-term debt

Long-term debt consisted of the following:

	December 31,	December 25,
	2011	2010
Private placement debt	$100,000	$100,000
Notes payable to banks (net of discount of $1.1 million and $1.3 million)
at an interest rate of 4.24%	262,825	279,055
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2016 at interest rates ranging
from 3.3% to 6.25%	18,627	16,522
Capital lease obligations (see Note 17)	4,891	4,219
Total	386,343	399,796
Less current maturities	(22,819)	(4,487)
Total long-term debt	$363,524	$395,309

As of December 31, 2011, the aggregate amounts of long-term debt, including capital leases, maturing in each of the next five years and thereafter are as follows:

2012	$22,819
2013	11,691
2014	85,730
2015	163,471
2016	2,632
Thereafter	100,000
Total	$386,343

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 6 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 are presented in the following table:

	December 31,	December 25,	December 26,
	2011	2010	2009
Balance, beginning of period	$304,140	$178,570	$233,035
Decrease in redeemable noncontrolling interests due to
redemptions	(160,254)	(143,988)	(71,951)
Increase in redeemable noncontrolling interests due to
business acquisitions	13,618	206,302	-
Net income attributable to redeemable noncontrolling interests	36,514	26,054	21,975
Dividends declared	(15,212)	(12,360)	(5,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(889)	(2,281)	2,065
Change in fair value of redeemable securities	224,133	51,843	(581)
Balance, end of period	$402,050	$304,140	$178,570

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

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the year ended December 31, 2011, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.  See Note 9. “Business Acquisitions, Discontinued Operation and Other Transaction” for a discussion of our acquisition of additional interests in BAHS effective December 30, 2011.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 7 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation adjustments, unrealized losses on hedging and investment activity and pension adjustments.

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 31,	December 25,	December 26,
	2011	2010	2009
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(1,753)	$(864)	$1,417

Attributable to Henry Schein, Inc.:
Foreign currency translation adjustment	$39,717	$41,138	$69,441
Unrealized loss from foreign currency hedging activities	(1,678)	(1,060)	(175)
Unrealized investment loss	(829)	(1,176)	(1,321)
Pension adjustment loss	(14,626)	(8,388)	(3,751)
Accumulated other comprehensive income	$22,584	$30,514	$64,194

Total Accumulated other comprehensive income	$20,831	$29,650	$65,611

The following table summarizes other comprehensive income attributable to our Redeemable noncontrolling interests as follows:

	December 31,	December 25,	December 26,
	2011	2010	2009

Foreign currency translation gain (loss)	$(889)	$(2,281)	$2,065

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 31,	December 25,	December 26,
	2011	2010	2009
Comprehensive income attributable to
Henry Schein, Inc.	$359,731	$292,109	$345,626
Comprehensive income attributable to
noncontrolling interests	481	288	29
Comprehensive income attributable to
Redeemable noncontrolling interests	35,625	23,773	24,040
Comprehensive income	$395,837	$316,170	$369,695

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

Auction-rate securities

As of December 31, 2011, we have approximately $12.5 million ($11.3 million net of temporary impairments) invested in auction-rate securities (“ARS”).  These investments are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During 2011, we received approximately $2.6 million of redemptions of our ARS.  As of December 31, 2011, we have continued to classify our ARS as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model, including assumptions for estimated interest rates, timing and amount of cash flows and expected holding period for the ARS portfolio, in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 25, 2010 of $1.7 million related to our ARS decreased by $0.6 million during the year ended December 31, 2011.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.  The carrying value of these financial instruments approximates fair value due to their short maturities.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of December 31, 2011 and December 25, 2010 was estimated at $441.4 million and $441.3 million, respectively.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  Factors considered in determining the fair value amounts include multiples of financial values, such as EBIT and EBITDA.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.  The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy.  The details of the changes in Redeemable noncontrolling interests are presented in Note 6.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2011 and December 25, 2010:

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$11,329	$11,329
Derivative contracts	-	1,273	-	1,273
Total assets	$-	$1,273	$11,329	$12,602

Liabilities:
Derivative contracts	$-	$2,062	$-	$2,062
Total liabilities	$-	$2,062	$-	$2,062

Redeemable noncontrolling interests	$-	$-	$402,050	$402,050

	December 25, 2010
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$13,367	$13,367
Derivative contracts	-	1,213	-	1,213
Total assets	$-	$1,213	$13,367	$14,580

Liabilities:
Derivative contracts	$-	$2,771	$-	$2,771
Total liabilities	$-	$2,771	$-	$2,771

Redeemable noncontrolling interests	$-	$-	$304,140	$304,140

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

As of December 31, 2011, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 25, 2010 of $1.7 million was decreased by $0.6 million to $1.2 million during the year ended December 31, 2011.

The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 27, 2008	$266,581
Change in redeemable noncontrolling interests	(54,465)
Redemptions at par	(13,227)
Gains reported in accumulated other comprehensive income	275
Balance, December 26, 2009	$199,164
Change in redeemable noncontrolling interests	125,728
Redemptions at par	(7,781)
Gains reported in accumulated other comprehensive income	396
Balance, December 25, 2010	$317,507
Change in redeemable noncontrolling interests	97,910
Redemptions at par	(2,600)
Gains reported in accumulated other comprehensive income	562
Balance, December 31, 2011	$413,379

(1)	Level 3 amounts consist of ARS that are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds, money market fund and redeemable noncontrolling interests. See Note 6 for the components of the changes in Redeemable noncontrolling interests.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions, Discontinued Operation and Other Transaction

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On December 31, 2010, we acquired 100% of the outstanding shares of Provet Holdings Limited (ASX: PVT), an Australasian wholesale distributor of veterinary products with sales in its 2010 fiscal year of approximately $278 million, for approximately $91 million, in a cash-for-stock exchange.  As a result of the acquisition, we recorded $27.0 million of goodwill.

In addition to the Provet Holdings Limited acquisition, we completed other acquisitions during the year ended December 31, 2011, the operating results of which are reflected in our financial statements from their respective acquisition dates.  These other acquisitions individually and in the aggregate had an immaterial impact on our reported operating results and resulted in the recording of approximately $38.8 million of initial goodwill through preliminary purchase price allocations.  Total acquisition transaction costs incurred in the year ended December 31, 2011 were immaterial to our financial results.

Effective December 31, 2009, we acquired a majority interest in Butler Animal Health Holding Company, LLC (“Butler Holding”), the holding company of BAHS, a distributor of companion animal health supplies to veterinarians.  BAHS further complements our domestic and international animal health operations and accordingly has been included in our Animal health operating segment, which is reported as part of Healthcare distribution.  We contributed certain assets and liabilities with a net book value of approximately $86.0 million related to our United States animal health business to BAHS and paid approximately $42.0 million in cash to acquire 50.1% of the equity interests in Butler Holding indirectly through W.A. Butler Company, a holding company that was partially owned by Oak Hill Capital Partners (“OHCP”).  As part of a recapitalization at closing, BAHS combined with our animal health business to form Butler Schein Animal Health (“BSAH”), while incurring approximately $127.0 million in incremental debt used primarily to finance Butler Holding stock redemptions.  As a result, BSAH had incurred $320.0 million of debt at closing, $37.5 million of which was provided by Henry Schein, Inc. and is eliminated in the accompanying consolidated financial statements.  See below for a discussion of the refinancing of debt incurred as part of the acquisition of BAHS.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions, Discontinued Operation and Other Transaction – (Continued)

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

On December 30, 2011, we acquired all of OHCP’s remaining direct and indirect interests in BAHS (including its interest in W.A. Butler Company) for $155 million in cash.  As a result of this transaction, our ownership in BAHS increased to approximately 71.7%.  The amount paid to OHCP for their remaining interests in BAHS was in excess of the previously agreed upon annual limits, as discussed above, but such limits were waived by all parties involved.

On May 27, 2011, BAHS refinanced the terms and amount of its debt.  The refinanced debt consists of the following three components:

•
Term loan A -  $100.0 million repayable in 13 quarterly installments in payment amounts ranging from $1.2 million per quarter for the period September 30, 2011 through June 30, 2012, approximately $1.8 million per quarter for the period September 30, 2012 through June 30, 2013, $2.5 million per quarter for the period September 30, 2013 through June 30, 2014, approximately $3.1 million for the quarter ended September 30, 2014 and a final installment of approximately $72.9 million due on December 31, 2014.  Interest on the $100.0 million term loan is charged at LIBOR plus a margin of 3%.  During 2011, BAHS made a prepayment on this loan, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions, Discontinued Operation and Other Transaction – (Continued)

•
Term loan B -  $216.0 million ($55.0 million provided by Henry Schein, Inc.) repayable in 17 quarterly installments of $530 thousand from September 30, 2011 through September 30, 2015, and a final installment of approximately $202.9 million due on December 31, 2015.  Interest on the $216.0 million term loan is charged at LIBOR plus a margin of 3.25% with a LIBOR floor of 1.25%.  During 2011, BAHS made a prepayment on this loan, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

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

Discontinued Operation

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

Net sales generated by our wholesaler of dental consumables were $8.0 million for the year ended December 26, 2009.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions, Discontinued Operation and Other Transaction – (Continued)

Loan and Investment Agreement

On December 12, 2008, we converted $10.4 million of loan receivables and related accrued interest into an equity interest of 15.33% in D4D Technologies, LLC (“D4D”).  Due to the conversion, we now account for our equity interest in D4D under the equity method of accounting prospectively from the date of conversion.

In addition, under our previous agreement, if certain product specification and performance milestones occurred, we were required to pay additional amounts (as equity contributions) to certain of D4D’s members equal to $16.0 million.  On August 3, 2009, we entered into an amendment whereby we paid certain of D4D’s members approximately $8.0 million and agreed to make two contingent payments of up to $4.0 million each based on D4D meeting certain financial performance criteria in 2009, 2010 and 2011.  A total of $2.6 million of these amounts have been earned, of which $1.3 million was paid during 2011 and the remaining $1.3 million will be paid upon receipt of audited financial statements for fiscal 2011.  A contingent payment with respect to fiscal 2011 of up to an additional $2.7 million may be earned based on D4D’s financial performance.  The August 3, 2009 payment of approximately $8.0 million is included in Investments and other in our consolidated financial statements and is being amortized over a period of 15 years.  Amounts due under the amended agreement are being accounted for as increases in the carrying value of our investment in D4D when paid or at such earlier time as the payment is determined to be probable.  Any underlying allocations to intangible assets will be determined at that time.

Note 10 – Plans of Restructuring

On November 5, 2008, we announced certain actions to reduce operating costs.  These actions included the elimination of approximately 430 positions from our operations and the closing of several smaller facilities.

For the year ended December 26, 2009, we incurred restructuring costs of approximately $3.0 million (approximately $2.1 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 10 – Plans of Restructuring – (Continued)

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2011, 2010 and 2009 fiscal years and the remaining accrued balance of restructuring costs as of December 31, 2011, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs (1)	Costs (2)	Total
Balance, December 27, 2008	$14,849	$3,688	$18,537
Provision	1,568	1,452	3,020
Payments and other adjustments	14,150	3,110	17,260
Balance, December 26, 2009	$2,267	$2,030	$4,297
Provision	8,930	3,355	12,285
Payments and other adjustments	9,205	3,034	12,239
Balance, December 25, 2010	$1,992	$2,351	$4,343
Provision	-	-	-
Payments and other adjustments	1,423	1,800	3,223
Balance, December 31, 2011	$569	$551	$1,120

(1)	Represents salaries and related benefits for employees separated from the Company.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

The following table shows, by reportable segment, the restructuring costs incurred during 2011, 2010 and 2009 and the remaining accrued balance of restructuring costs as of December 31, 2011, December 25, 2010 and December 26, 2009:

	Healthcare
	Distribution	Technology	Total
Balance, December 27, 2008	$18,457	$80	$18,537
Provision	3,020	-	3,020
Payments and other adjustments	17,252	8	17,260
Balance, December 26, 2009	$4,225	$72	$4,297
Provision	12,063	222	12,285
Payments and other adjustments	11,945	294	12,239
Balance, December 25, 2010	$4,343	$-	$4,343
Provision	-	-	-
Payments and other adjustments	3,223	-	3,223
Balance, December 31, 2011	$1,120	$-	$1,120

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

On September 3, 2010, we redeemed all of our 3% convertible contingent notes originally due in 2034 (the “Convertible Notes”) for approximately $240 million in cash and issued 732 shares of our common stock.  For the year ended December 25, 2010, diluted earnings per share includes the effect of common shares issuable upon conversion of our Convertible Notes since during this period, the debt was convertible at a premium as a result of the conditions of the debt.  As a result, the amount in excess of the principal was presumed to be settled in common shares and is reflected in our calculation of diluted earnings per share.  The effect of assumed conversion of our Convertible Notes, as it relates to the impact on diluted earnings per share, was included through September 3, 2010.  For the year ended December 26, 2009, our Convertible Notes were not convertible at a premium and thus the impact of an assumed conversion was not applicable.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Basic	90,120	90,097	88,872
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,500	2,271	1,684
Effect of assumed conversion of convertible debt	-	900	-
Diluted	92,620	93,268	90,556

Weighted-average options to purchase 8, 991 and 2,738 shares of common stock at an exercise price of $69.45 and ranging from $59.89 to $62.05 and $47.31 to $62.05 per share that were outstanding during the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively, were excluded from the computation of diluted earnings per share  In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes

Income from continuing operations before taxes, equity in earnings of affiliates and noncontrolling interests was as follows:

	Years ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Domestic	$403,171	$343,502	$308,238
Foreign	166,136	158,533	144,482
Total	$569,307	$502,035	$452,720

The provisions for income taxes attributable to continuing operations were as follows:

	Years ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Current income tax expense:
U.S. Federal	$125,148	$108,540	$101,092
State and local	30,423	22,227	16,649
Foreign	43,960	35,353	35,965
Total current	199,531	166,120	153,706

Deferred income tax expense (benefit):
U.S. Federal	(12,466)	(9,096)	(5,059)
State and local	(1,782)	(1,299)	(722)
Foreign	(5,071)	4,344	(20,404)
Total deferred	(19,319)	(6,051)	(26,185)
Total provision	$180,212	$160,069	$127,521

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 31,	December 25,
	2011	2010
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	$21,960	$18,047
Uniform capitalization adjustments to inventories	7,944	8,131
Other current assets	23,749	19,244
Current deferred income tax asset (1)	53,653	45,422

Non-current deferred income tax asset (liability):
Property and equipment	(12,312)	(13,131)
Stock-based compensation	43,025	38,663
Other non-current liabilities	(213,459)	(215,162)
Net operating losses of domestic subsidiaries	6,715	8,300
Net operating losses of foreign subsidiaries	48,678	49,107
Total non-current deferred tax liability	(127,353)	(132,223)
Valuation allowance for non-current deferred tax assets (2)	(28,136)	(27,108)
Net non-current deferred tax liability (1)	(155,489)	(159,331)
Net deferred income tax liability	$(101,836)	$(113,909)

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

As of December 31, 2011, we have federal net operating loss carryforwards of $17.4 million relating to our domestic subsidiaries.  Of such losses, $15.2 million can be utilized against future federal income through 2026, and $2.2 million can be utilized against future federal income through 2027.  We have state net operating loss carryforwards of $7.0 million relating to our domestic subsidiaries, which can be utilized against future state income through 2029.  Foreign net operating loss carryforwards totaled $173.3 million as of December 31, 2011.  Of such losses, $0.8 million can be utilized against future foreign income through 2012, $1.4 million can be utilized against future foreign income through 2013, $2.3 million can be utilized against future foreign income through 2014, $2.8 million can be utilized against future foreign income through 2015, $1.5 million can be utilized against future foreign income through 2016, $1.1 million can be utilized against future foreign income through 2017, $1.0 million can be utilized against future foreign income through 2018 and $162.4 million has an indefinite life.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax provisions from continuing operations differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Income tax provision at federal statutory rate	$199,256	$175,713	$158,452
State income tax provision, net of federal income tax effect	18,035	13,224	10,078
Foreign income tax benefit	(20,169)	(17,109)	(16,743)
Valuation allowance	442	(7,085)	(19,467)
Interest expense related to loans	(14,394)	(9,714)	(7,014)
Other	(2,958)	5,040	2,215
Total income tax provision	$180,212	$160,069	$127,521

For the year ended December 31, 2011, our effective tax rate from continuing operations was 31.7% compared to 31.9% for the prior year period.  The net reduction in our 2011 effective tax rate results from additional tax planning, settlements of tax audits and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.

During the third quarter of 2009, we substantially completed a plan of reorganization outside the United States that allowed us to utilize tax loss carryforwards to offset taxable income beginning in 2010 in certain foreign tax jurisdictions.  As a result, we determined that it is more likely than not that a portion of deferred tax assets previously fully reserved will be realized.  Therefore, the 2009 provision for income taxes includes a $20.9 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.  For the year ended December 26, 2009, our effective tax rate from continuing operations was 28.2%.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings.  As of December 31, 2011, the cumulative amount of reinvested earnings was approximately $469.9 million.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The total amount of unrecognized tax benefits as of December 31, 2011 was approximately $24.5 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $5.3 million and $0, respectively, as of December 31, 2011.  It is expected that the amount of interest will change in the next twelve months. However, we do not expect the change to have a material impact on our consolidated financial statements.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 2003 and forward for certain foreign jurisdictions.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 31,	December 25,
	2011	2010
Balance, beginning of period	$21,800	$17,000
Additions based on current year tax positions	2,200	2,500
Additions based on prior year tax positions	1,900	5,100
Reductions based on prior year tax positions	(700)	(700)
Reductions resulting from settlements with taxing authorities	(5,900)	(2,100)
Reductions resulting from lapse in statutes of limitations	(100)	-
Balance, end of period	$19,200	$21,800

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of healthcare professionals and geographic areas.  No single customer accounted for more than 4.3% of our net sales in 2011.  With respect to our sources of supply, our top 10 healthcare distribution suppliers and our single largest supplier accounted for approximately 33% and 8%, respectively, of our aggregate purchases in 2011.

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
(in thousands, except per share data)

Note 15 – Segment Data

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

Our dental group serves office-based dental practitioners, schools and other institutions in the combined United States and Canadian dental market.  Our medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions throughout the United States.  Our animal health group serves animal health practices and clinics throughout the United States.  Our international group serves dental, medical and animal health practitioners in 22 countries outside of North America.

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

The following tables present information about our business segments:

		Years Months Ended
		December 31,	December 25,	December 26,
		2011	2010	2009
Net Sales:
	Healthcare distribution (1):
	Dental (2)	$2,861,100	$2,678,830	$2,509,921
	Medical (3)	1,412,470	1,290,428	1,217,020
	Animal health (4)	993,183	889,303	240,082
	International (5)	3,012,869	2,468,277	2,398,105
	Total healthcare distribution	8,279,622	7,326,838	6,365,128
	Technology (6)	250,620	199,952	173,208
	Total	$8,530,242	$7,526,790	$6,538,336

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of products sold in the United States and Canadian dental markets.

(3)	Consists of products sold in the United States’ medical market.

(4)	Consists of products sold in the United States’ animal health market.

(5)	Consists of products sold in dental, medical and animal health markets, primarily in Europe, Australia and New Zealand.

(6)	Consists of practice management software and other value-added products and services, which are distributed primarily to healthcare
	providers in the United States, Canada, the United Kingdom, Australia and New Zealand.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

	Years ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Operating Income:
Healthcare distribution	$511,295	$454,882	$401,915
Technology	70,854	66,249	62,170
Total	$582,149	$521,131	$464,085

Income from continuing operations before taxes, equity in
earnings of affiliates and noncontrolling interests:
Healthcare distribution	$500,467	$437,971	$392,431
Technology	68,840	64,064	60,289
Total	$569,307	$502,035	$452,720

Depreciation and Amortization:
Healthcare distribution	$107,284	$95,267	$75,290
Technology	8,612	5,947	6,203
Total	$115,896	$101,214	$81,493

Income Tax Expense Attributable to Continuing Operations:
Healthcare distribution	$157,390	$132,785	$99,000
Technology	22,822	27,284	28,521
Total	$180,212	$160,069	$127,521

Interest Income:
Healthcare distribution	$15,531	$14,088	$9,929
Technology	62	10	50
Total	$15,593	$14,098	$9,979

Interest Expense:
Healthcare distribution	$30,350	$33,627	$23,362
Technology	27	14	8
Total	$30,377	$33,641	$23,370

Purchases of Fixed Assets:
Healthcare distribution	$42,751	$37,158	$49,282
Technology	2,425	1,842	2,345
Total	$45,176	$39,000	$51,627

	As of
	December 31,	December 25,	December 26,
	2011	2010	2009
Total Assets:
Healthcare distribution	$4,567,231	$4,429,787	$3,725,299
Technology	172,913	117,684	110,686
Total	$4,740,144	$4,547,471	$3,835,985

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

The following table sets forth our net sales by principal categories of products offered through our healthcare distribution and technology reportable segments:

		Years Ended
		December 31,	December 25,	December 26,
		2011	2010	2009
Healthcare Distribution
	Dental:
	Consumable dental products, dental laboratory products
	and small equipment (1)	$3,449,732	$3,180,366	$2,994,714
	Large dental equipment (2)	1,257,802	1,167,934	1,118,500
	Total dental	4,707,534	4,348,300	4,113,214

	Medical products (3)	1,566,285	1,441,396	1,530,704
	Animal health products (4)	2,005,803	1,537,142	721,210

	Total Healthcare Distribution	8,279,622	7,326,838	6,365,128

Technology
	Software and related products and
	other value-added products (5)	250,620	199,952	173,208

Total		$8,530,242	$7,526,790	$6,538,336

(1)	Includes X-ray products, infection-control products, handpieces, preventatives, impression materials, composites, anesthetics,
	teeth, dental implants, gypsum, acrylics, articulators and abrasives.

(2)	Includes dental chairs, delivery units and lights, X-ray equipment, equipment repair and high-tech equipment.

(3)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray
	products, equipment and vitamins.

(4)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(5)	Includes software and related products and other value-added products, including financial products and continuing education.

The following table presents information about our operations by geographic area as of and for the three years ended December 31, 2011.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States and Germany, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2011		2010		2009
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$5,212,861	$1,279,913	$4,777,172	$1,248,837	$3,902,353	$590,917
Germany	744,221	159,231	689,159	187,112	699,309	182,590
Other	2,573,160	729,664	2,060,459	646,886	1,936,674	676,909
Consolidated total	$8,530,242	$2,168,808	$7,526,790	$2,082,835	$6,538,336	$1,450,416

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $36.9 million ($25.2 million after-tax), $29.9 million ($20.4 million after-tax) and $25.9 million ($17.5 million after-tax) for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, we presented $8.8 million, $11.3 million and $4.7 million of benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).  Since March 2009, equity-based awards have been granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.  As of December 31, 2011, there were 27,079 shares authorized and 4,927 shares available to be granted under the 1994 Stock Incentive Plan and 800 shares authorized and 129 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.

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

With respect to time-based restricted stock, we estimate the fair value on the date of grant based on our closing stock price.  With respect to performance-based restricted stock, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors.  Although there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock based on our closing stock price at time of grant.

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

We record deferred income tax assets for awards that will result in future deductions on our income tax returns based on the amount of compensation cost recognized and our statutory tax rate in the jurisdiction in which we will receive a deduction.  Differences between the deferred income tax assets recognized for financial reporting purposes and the actual tax deduction reported on our income tax return are recorded in additional paid-in capital (if the tax deduction exceeds the deferred income tax asset) or in earnings (if the deferred income tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards).

Stock-based compensation grants for the three years ended December 31, 2011 primarily consisted of restricted stock and restricted stock unit grants.  Certain stock-based compensation granted may require us to settle in the form of a cash payment.  During the year ended December 31, 2011, we have recorded a liability of $0.7 million relating to the grant date fair value of this stock-based compensation, as well as an expense of $0.3 million relating to the change in the fair value of these grants.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $68.25, $55.59 and $34.35 per share during the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

Total unrecognized compensation cost related to non-vested awards as of December 31, 2011 was $62.5 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 31,		December 25,		December 26,
	2011		2010		2009

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	5,012	$43.05	6,295	$40.66	6,792	$39.85
Granted	10	69.45	10	56.03	42	38.33
Exercised	(942)	36.84	(1,249)	30.84	(446)	26.62
Forfeited	(21)	48.35	(44)	50.12	(93)	48.83
Outstanding at end of year	4,059	$44.53	5,012	$43.05	6,295	$40.66

Options exercisable at end of year	3,778	$43.47	4,252	$40.58	4,835	$36.31

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2011	2010	2009
Expected dividend yield	-%	-%	-%
Expected stock price volatility	20%	20%	28%
Risk-free interest rate	2.13%	2.37%	1.88%
Expected life of options (years)	4.75	4.5	4.5

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

The following table represents the intrinsic values of:

	As of
	December 31,	December 25,	December 26,
	2011	2010	2009
Stock options outstanding	$80,821	$95,777	$84,880
Stock options exercisable	79,202	91,741	82,476

The total cash received as a result of stock option exercises for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 was approximately $34.5 million, $38.4 million and $11.9 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 were $7.2 million, $8.3 million and $2.6 million.  We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

The total intrinsic value of restricted stock (including RSUs) that vested was $8.9 million, $12.3 million and $8.7 million during the years ended December 31, 2011, December 25, 2010 and December 26, 2009.  The following table summarizes the status of our non-vested restricted shares/units for the year ended December 31, 2011:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Aggregate Intrinsic
	Shares/Units	Value	Value
Outstanding at beginning of period	743	$34,804
Granted	237	16,443
Vested	(87)	(4,520)
Forfeited	(23)	(1,113)
Outstanding at end of period	870	$45,614	$56,070

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Aggregate Intrinsic
	Shares/Units	Value	Value
Outstanding at beginning of period	1,347	$42,083
Granted	417	29,632
Vested	(46)	(2,768)
Forfeited	(20)	(949)
Outstanding at end of period	1,698	$67,998	$109,394

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 31, 2011, December 25, 2010 and December 26, 2009 amounted to $23.0 million, $21.2 million and $18.1 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged to operations during the years ended December 31, 2011, December 25, 2010 and December 26, 2009 amounted to $0.7 million, $0.6 million and $1.9 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain associated companies.  This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.  During 2011, the total amount of deferrals invested in the plan was approximately $1.6 million and is recorded within Other liabilities within our consolidated balance sheets.  As of December 31, 2011, the fair market value of the funds deferred was approximately $1.6 million.

Note 17 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2025.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 31, 2011 were:

2012	$65,640
2013	47,587
2014	31,443
2015	23,345
2016	16,914
Thereafter	34,619
Total minimum operating lease payments	$219,548

Total rental expense attributable to continuing operations for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 was $65.5 million, $62.6 million and $56.1 million.

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 31, 2011 were:

2012	$2,701
2013	1,491
2014	774
2015	308
2016	122
Thereafter	-
Total minimum capital lease payments	5,396
Less: Amount representing interest at 0.50% to 16.44%	(505)
Total present value of minimum capital lease payments	$4,891

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 17 – Commitments and Contingencies – (Continued)

Purchase Commitments

In our healthcare distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 31, 2011 were:

2012	$69,534
2013	50,660
2014	22,430
2015	21,388
2016	22,457
Thereafter	101,634
Total minimum inventory purchase commitment payments	$288,103

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

As of December 31, 2011, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements expiring through 2016 that have varying base aggregate annual payments of approximately $14.6 million in 2012, which decrease periodically to approximately $1.2 million in 2016.  We also have a lifetime consulting agreement that provides for current compensation of $0.4 million per year, increasing $25 every fifth year with the next increase in 2012.  In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	March 26,	June 25,	September 24,	December 31,
	2011	2011	2011	2011
Net sales	$1,947,761	$2,130,640	$2,111,693	$2,340,148
Gross profit	565,822	612,224	587,420	652,589
Operating income	124,300	151,215	143,261	163,373
Net income	82,971	105,056	100,808	115,821

Amounts attributable to
Henry Schein, Inc.:
Net income	76,495	94,475	91,961	104,730

Earnings per share attributable to
Henry Schein, Inc.:

From net income:
Basic	$0.84	$1.04	$1.02	$1.18
Diluted	0.82	1.01	0.99	1.15

	Quarters ended
	March 27,	June 26,	September 25,	December 25,
	2010	2010	2010	2010
Net sales	$1,760,310	$1,849,401	$1,893,511	$2,023,568
Gross profit	513,033	545,644	537,456	574,743
Operating income	103,759	138,006	137,368	141,998
Net income	67,252	93,163	94,490	97,226

Amounts attributable to
Henry Schein, Inc.:
Net income	60,900	84,001	87,893	92,995

Earnings per share attributable to
Henry Schein, Inc.:

From net income:
Basic	$0.68	$0.93	$0.97	$1.03
Diluted	0.66	0.90	0.94	1.00

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

•  costs of developing new applications and services;

•  exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•  loss of sales representatives;

•  costs related to acquisitions and/or integrations of technologies or businesses;

•  costs associated with our self-insured medical insurance program;

•  general economic conditions, as well as those specific to the healthcare industry and related industries;

•  our success in establishing or maintaining business relationships;

•  unexpected difficulties in developing and manufacturing products;

•  product demand and availability or recalls by manufacturers;

•  exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•  increases in the cost of shipping or service issues with our third-party shippers;

•  restructuring costs; and

•  changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 19 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 31,	December 25,	December 26,
	2011	2010	2009
Interest	$30,847	$25,531	$22,202
Income taxes	173,318	145,758	170,024

There was approximately $16.7 million, $286.3 million and $3.7 million of debt assumed as a part of the acquisitions for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively.  Debt assumed during the year ended December 31, 2011 and December 25, 2010 primarily relates to the acquisitions of Provet Holdings Limited and BAHS, respectively.  On September 3, 2010, we redeemed all of our 3% Convertible Notes originally due in 2034 for approximately $240 million in cash and issued 732 shares of our common stock.  During the years ended December 31, 2011, December 25, 2010 and December 26, 2009, we had $0.7 million, $1.1 million and $11.5 million of non-cash net unrealized losses related to foreign currency hedging activities.  During the year ended December 26, 2009, we exchanged a loan receivable from D4D in the amount of $7.6 million for equity securities in D4D.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2011 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended December 31, 2011, we completed system integration activities for the European Dental, Medical and Animal Health businesses with aggregate annual revenues of approximately $744.0 million.  In addition, post-acquisition related activities continued for the International and North American Animal Health and Medical businesses acquired during 2011, representing aggregate annual revenues of approximately $305.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.  During the quarter ended December 31, 2011, we completed the acquisitions of a North American Dental Laboratory distribution business and a Technology business with approximate aggregate annual revenues of $9.0 million.

All acquisitions, acquisition integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors
Henry Schein, Inc.
Melville, New York

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 31, 2011 and December 25, 2010, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 15, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 15, 2012

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors”, with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee”, with respect to corporate governance, in each case in our definitive 2012 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2011 Proxy Statement filed pursuant to Regulation 14A on April 8, 2011.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2012 Proxy Statement.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer and Vice President of Corporate Finance.  We make available free of charge through our Internet Web site, www.henryschein.com, under the “About Henry Schein--Corporate Governance” caption, our Code of Ethics.  We intend to disclose on our Web site any amendment to, or waiver of, a provision of the Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer or Vice President of Corporate Finance.

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the Section entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2012 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 31, 2011:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	4,059,084	$44.53	5,055,665
Plans Not Approved by Stockholders	-	-	-
Total	4,059,084	$44.53	5,055,665

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2012 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2012 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2012 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 54.

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
February 15, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 15, 2012
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 15, 2012
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 15, 2012
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 15, 2012
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 15, 2012
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 15, 2012
Barry J. Alperin

/s/ PAUL BRONS	Director	February 15, 2012
Paul Brons

/s/ DONALD J. KABAT	Director	February 15, 2012
Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 15, 2012
Philip A. Laskawy

/s/ KARYN MASHIMA	Director	February 15, 2012
Karyn Mashima

/s/ NORMAN S. MATTHEWS	Director	February 15, 2012
Norman S. Matthews

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 15, 2012
Bradley T. Sheares, Ph. D.

/s/ LOUIS W. SULLIVAN, MD	Director	February 15, 2012
Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated February 15, 2012 relating to the consolidated financial statements of Henry Schein, Inc. which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
February 15, 2012

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 31, 2011:
Allowance for doubtful accounts,
sales returns and other	$56,267	$6,156	$9,665	$(6,235)	$65,853

Year ended December 25, 2010:
Allowance for doubtful accounts,
sales returns and other	$51,724	$5,564	$5,700	$(6,721)	$56,267

Year ended December 26, 2009:
Allowance for doubtful accounts,
sales returns and other	$42,855	$4,747	$10,269	$(6,147)	$51,724

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged to net sales primarily relate to increases in allowances for sales returns.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.

Exhibits

3.1
Amended and Restated Certificate of Incorporation of Henry Schein, Inc. dated November 2, 1995. (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on February 28, 2007.)

3.2
Certificate of Amendment of Certificate of Incorporation of Henry Schein, Inc. dated November 12, 1997. (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on February 28, 2007.)

3.3
Certificate of Amendment of Certificate of Incorporation of Henry Schein, Inc. dated June 16, 1998. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3, Reg. No. 333-59793 filed on July 24, 1998.)

3.4
Certificate of Amendment of Certificate of Incorporation of Henry Schein, Inc. dated May 25, 2005. (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 filed on August 4, 2005.)

3.5	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, Reg. No. 33-96528 filed on October 10, 1995.)

3.6
Amendments to the Amended and Restated By-Laws adopted July 15, 1997. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Reg. No. 33-36081 filed on September 22, 1997.)

4.1
Master Note Facility, dated as of August 9, 2010, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto.  (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

4.2	Amendment No. 1 to Master Note Facility, dated as of February 14, 2012, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto.+

4.3
Private Shelf Agreement, dated as of August 9, 2010, by and among the Company, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

10.1
Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007. (Incorporated by reference to Appendix A to our definitive 2007 Proxy Statement on Schedule 14A filed on April 10, 2007.)**

10.2
Amendment Number One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.3
Amendment Number Two to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.4
Amendment Number Three to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of February 23, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

Exhibits

10.5
Amendment Number Four to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.6
Amendment Number Five to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.7
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.8
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.9
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.10
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.11
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of April 1, 2004 and January 1, 2005). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.12
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.13
Amendment Number One to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.14
Amendment Number Two to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.15
Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment Number One, effective as of May 25, 2004. (Incorporated by reference to Exhibit C to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

Exhibits

10.16
Amendment Number Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.17
Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010 filed on August 2, 2010.)**

10.18
2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

10.19
Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.20
Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.21
Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.22
Henry Schein, Inc. 2001 Non-Employee Director Incentive Plan. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed on March 24, 2003.)**

10.23
Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.24
Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.25
Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.26	Amendment to the Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011.+**

10.27
Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2010. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.28
Amended and Restated Employment Agreement dated as of December 31, 2011 between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.29
Restricted Stock Unit Agreement pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2011.)**

Exhibits

10.30
Amended and Restated Letter Agreement effective as of December 11, 2008 between us and Stanley Komaroff. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.31
Form of Amended and Restated Change in Control Agreements dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Leonard David, Stanley Komaroff, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.32
Form of Amendment to Amended and Restated Change in Control Agreements effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Leonard David, Stanley Komaroff, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.33
Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch and The Bank of New York Mellon, as co-syndication agents, dated as of September 5, 2008. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

10.34
Amendment dated November 29, 2009 to the Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

10.35
Second Amendment dated August 9, 2010 to the Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008. (Incorporated by reference to Exhibit 10.30 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

10.36
Third Amendment dated October 29, 2010 to the Credit Agreement among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and HSBC Bank USA, N.A., The Bank of New York Mellon, and UniCredit Markets and Investment Banking, acting through Bayerische Hypo- und Vereinsbank AG, New York Branch, as co-syndication agents, dated as of September 5, 2008. (Incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

10.37
Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 26, 2011 filed on August 3, 2011.)*

Exhibits

10.38
First Amendment dated December 21, 2010 to the Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

10.39
Second Amendment dated May 27, 2011 to the Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)

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

10.41
Amendment No. 1 to the Omnibus Agreement, dated December 31, 2009, by and between Henry Schein, Inc. and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.42
Put Rights Agreement, dated December 31, 2009, by and among Henry Schein, Inc., Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

10.43
First Amendment dated December 1, 2010 to Put Rights Agreement among Henry Schein, Inc., Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

21.1	List of our Subsidiaries.+

23.1	Consent of BDO USA, LLP.+

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

Exhibits

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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
***
This exhibit will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (15 U.S.C. 78r), or otherwise subject to the liability of that section. Such exhibit will not be deemed to be incorporated by reference into any filing under the Securities Act or Securities Exchange Act, except to the extent that the Company specifically incorporates it by reference.