Form 10-Q
period 2012-03-31
HENRY SCHEIN INC
filed 2012-05-08
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or
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

As of April 25, 2012, there were 89,864,987 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$101,813	$147,284
Accounts receivable, net of reserves of $62,145 and $65,853	957,470	888,248
Inventories, net	975,797	947,849
Deferred income taxes	54,553	54,970
Prepaid expenses and other	217,377	234,157
Total current assets	2,307,010	2,272,508
Property and equipment, net	259,760	262,088
Goodwill	1,483,094	1,497,108
Other intangibles, net	409,142	409,612
Investments and other	300,627	298,828
Total assets	$4,759,633	$4,740,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$571,341	$621,468
Bank credit lines	5,004	55,014
Current maturities of long-term debt	23,028	22,819
Accrued expenses:
Payroll and related	147,662	191,173
Taxes	131,811	121,234
Other	260,290	259,932
Total current liabilities	1,139,136	1,271,640
Long-term debt	453,058	363,524
Deferred income taxes	186,844	188,739
Other liabilities	84,081	80,568
Total liabilities	1,863,119	1,904,471

Redeemable noncontrolling interests	369,039	402,050
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
90,179,606 outstanding on March 31, 2012 and
89,928,082 outstanding on December 31, 2011	902	899
Additional paid-in capital	410,140	401,262
Retained earnings	2,061,263	2,007,477
Accumulated other comprehensive income	53,744	22,584
Total Henry Schein, Inc. stockholders' equity	2,526,049	2,432,222
Noncontrolling interests	1,426	1,401
Total stockholders' equity	2,527,475	2,433,623
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,759,633	$4,740,144

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,	March 26,
	2012	2011

Net sales	$2,099,019	$1,947,761
Cost of sales	1,488,440	1,381,939
Gross profit	610,579	565,822
Operating expenses:
Selling, general and administrative	465,452	441,522
Restructuring costs	11,832	-
Operating income	133,295	124,300
Other income (expense):
Interest income	3,330	3,933
Interest expense	(7,640)	(8,085)
Other, net	525	323
Income before taxes and equity in earnings of affiliates	129,510	120,471
Income taxes	(41,840)	(39,153)
Equity in earnings of affiliates	1,391	1,653
Net income	89,061	82,971
Less: Net income attributable to noncontrolling interests	(8,309)	(6,476)
Net income attributable to Henry Schein, Inc.	$80,752	$76,495

Earnings per share attributable to Henry Schein, Inc.:

Basic	$0.92	$0.84
Diluted	$0.89	$0.82

Weighted-average common shares outstanding:
Basic	88,216	90,615
Diluted	90,666	93,161

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 26,
	2012	2011

Net income	$89,061	$82,971

Other comprehensive income, net of tax:
Foreign currency translation gain	31,661	59,709

Unrealized gain from foreign currency hedging activities	915	1,887

Unrealized investment gain	33	136

Pension adjustment loss	(435)	(518)

Other comprehensive income, net of tax	32,174	61,214
Comprehensive income	121,235	144,185
Comprehensive income attributable to noncontrolling interests:
Net income	(8,309)	(6,476)
Foreign currency translation gain	(1,014)	(1,892)
Comprehensive income attributable to noncontrolling interests	(9,323)	(8,368)

Comprehensive income attributable to Henry Schein, Inc.	$111,912	$135,817

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2011	89,928,082	$899	$401,262	$2,007,477	$22,584	$1,401	$2,433,623
Net income (excluding $8,205 attributable to Redeemable
noncontrolling interests)	-	-	-	80,752	-	104	80,856
Foreign currency translation gain (excluding $1,014
attributable to Redeemable noncontrolling interests)	-	-	-	-	30,647	-	30,647
Unrealized gain from foreign currency hedging activities,
net of tax of $245	-	-	-	-	915	-	915
Unrealized investment gain, net of tax benefit of $106	-	-	-	-	33	-	33
Pension adjustment loss, net of tax of $76	-	-	-	-	(435)	-	(435)
Dividends paid	-	-	-	-	-	(79)	(79)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(264)	-	-	-	(264)
Change in fair value of redeemable securities	-	-	(3,385)	-	-	-	(3,385)
Repurchase and retirement of common stock	(543,739)	(5)	(11,594)	(26,966)	-	-	(38,565)
Stock issued upon exercise of stock options,
including tax benefit of $7,923	803,656	8	37,954	-	-	-	37,962
Stock-based compensation expense	297,538	3	8,751	-	-	-	8,754
Shares withheld for payroll taxes	(305,931)	(3)	(22,419)	-	-	-	(22,422)
Liability for cash settlement stock-based compensation awards	-	-	(165)	-	-	-	(165)

Balance, March 31, 2012	90,179,606	$902	$410,140	$2,061,263	$53,744	$1,426	$2,527,475

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,	March 26,
	2012	2011

Cash flows from operating activities:
Net income	$89,061	$82,971
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	30,420	28,348
Stock-based compensation expense	8,754	8,345
Provision for losses on trade and other accounts receivable	1,144	1,728
Benefit from deferred income taxes	(8,182)	(6,772)
Equity in earnings of affiliates	(1,391)	(1,653)
Distributions from equity affiliates	3,324	449
Other	2,901	2,281
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(57,433)	10,990
Inventories	(12,532)	(6,944)
Other current assets	12,404	(1,131)
Accounts payable and accrued expenses	(117,075)	(70,138)
Net cash provided by (used in) operating activities	(48,605)	48,474

Cash flows from investing activities:
Purchases of fixed assets	(12,223)	(10,458)
Payments for equity investments and business
acquisitions, net of cash acquired	(18,980)	(133,614)
Proceeds from sales of available-for-sale securities	1,150	2,100
Other	(2,051)	413
Net cash used in investing activities	(32,104)	(141,559)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(50,016)	55,660
Proceeds from issuance of long-term debt	100,000	3,000
Principal payments for long-term debt	(10,650)	(1,526)
Proceeds from issuance of stock upon exercise of stock options	30,039	18,814
Payments for repurchases of common stock	(38,565)	(27,098)
Excess tax benefits related to stock-based compensation	8,548	5,797
Distributions to noncontrolling shareholders	(2,081)	(1,062)
Acquisitions of noncontrolling interests in subsidiaries	(6,366)	(366)
Other	-	(90)
Net cash provided by financing activities	30,909	53,129

Net change in cash and cash equivalents	(49,800)	(39,956)
Effect of exchange rate changes on cash and cash equivalents	4,329	6,320
Cash and cash equivalents, beginning of period	147,284	150,348
Cash and cash equivalents, end of period	$101,813	$116,712

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

Note 1 – Basis of Presentation

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 29, 2012.

Note 2 – Segment Data

We conduct our business through two reportable segments: health care distribution and technology.  These segments offer different products and services to the same customer base.  The health care distribution reportable segment aggregates our global dental, medical and animal health operating segments.  This segment consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global dental, medical and animal health groups serve practitioners in 23 countries outside of North America.

Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services and continuing education services for practitioners.

Beginning with the first quarter of 2012, we are reporting net sales and prior-year sales comparisons for each of our global dental, medical, animal health and global technology and value-added services business groups.

This sales reporting is consistent with our new global business groups.  These groups have been formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

We will continue to report financial results for our Health Care Distribution and Technology and Value-Added Services reportable segments.  The Health Care Distribution segment now comprises three global operating segments (Dental, Medical and Animal Health) and the Technology and Value-Added Services segment remains unchanged.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

In connection with the change in business groups, goodwill was reallocated to the new reporting units.  We reviewed the newly allocated goodwill and determined there was no impairment.

The following tables present information about our reportable and operating segments:

	Three Months Ended
	March 31,	March 26,
	2012	2011
Net Sales:
Health care distribution (1):
Dental	$1,155,666	$1,095,364
Medical	354,826	341,069
Animal health	525,590	455,682
Total health care distribution	2,036,082	1,892,115
Technology and value-added services (2)	62,937	55,646
Total	$2,099,019	$1,947,761

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and financial services, including e-services and continuing education services for practitioners.

	Three Months Ended
	March 31,	March 26,
	2012	2011
Operating Income:
Health care distribution	$117,221	$109,727
Technology and value-added services	16,074	14,573
Total	$133,295	$124,300

Note 3 – Debt

Credit Facilities

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  There were no borrowings outstanding on this revolving credit facility as of March 31, 2012.  The $400 million credit line expires in September 2013.  The interest rate on this revolving credit facility is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of March 31, 2012, there were $9.7 million of letters of credit provided to third parties.

As of March 31, 2012, we had various other short-term bank credit lines available, of which approximately $5.0 million was outstanding.  During the three months ended March 31, 2012, borrowings under all of our credit lines had a weighted average interest rate of 0.72%.

Certain of our subsidiaries maintain credit lines which are collateralized by assets of those subsidiaries with an aggregate net carrying value of $89.6 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  These facilities are available through August 2013 on an uncommitted basis.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities will be at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.

The components of our private placement facility borrowings as of March 31, 2012 are presented in the following table:

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
	$200,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

Butler Animal Health Supply

Effective December 31, 2009, Butler Animal Health Supply, LLC, or BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of quarterly installments	13	17
Quarterly payments from:
September 30, 2011 through June 30, 2012	1,185
September 30, 2012 through June 30, 2013	7,109
September 30, 2013 through June 30, 2014	9,479
July 1, 2014 through September 30, 2014	2,962
September 30, 2011 through September 30, 2015		4,583
Final installment due on December 31, 2014	70,500
Final installment due on December 31, 2015		147,047
Balance outstanding as of March 31, 2012	91,235	150,625	-
Interest rate on debt	LIBOR plus a margin of 3%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 3%
Interest rate on debt - LIBOR floor		1.25%

During 2011, BAHS made a prepayment on Term Loans A and B, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

The outstanding balance of $241.9 million (net of unamortized debt discount) is reflected in our consolidated balance sheet as of March 31, 2012.  Borrowings incurred as part of the acquisition of BAHS are collateralized by assets of BAHS with an aggregate net carrying value of $741.3 million.

The debt agreement provides, among other things, that BAHS maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, capital expenditures, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  In addition, the debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 31, 2012 and the year ended December 31, 2011 are presented in the following table:

	March 31,	December 31,
	2012	2011
Balance, beginning of period	$402,050	$304,140
Decrease in redeemable noncontrolling interests due to
redemptions	(9,522)	(160,254)
Increase in redeemable noncontrolling interests due to business
acquisitions	8,405	13,618
Net income attributable to redeemable noncontrolling interests	8,205	36,514
Dividends declared	(1,862)	(15,212)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	1,014	(889)
Change in fair value of redeemable securities	3,385	224,133
Other adjustment to redeemable noncontrolling interests	(42,636)	-
Balance, end of period	$369,039	$402,050

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

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the three months ended March 31, 2012, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 5 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation gains, unrealized gains on hedging and investment activity and pension adjustment losses.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	March 31,	December 31,
	2012	2011
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(739)	$(1,753)

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$70,364	$39,717
Unrealized loss from foreign currency hedging activities	(763)	(1,678)
Unrealized investment loss	(796)	(829)
Pension adjustment loss	(15,061)	(14,626)
Accumulated other comprehensive income	$53,744	$22,584

Total Accumulated other comprehensive income	$53,005	$20,831

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 31,	March 26,
	2012	2011
Net income	$89,061	$82,971

Foreign currency translation gain	31,661	59,709
Tax effect	-	-
Foreign currency translation gain	31,661	59,709

Unrealized gain from foreign currency hedging activities	1,160	2,293
Tax effect	(245)	(406)
Unrealized gain from foreign currency hedging activities	915	1,887

Unrealized investment gain (loss)	(73)	36
Tax effect	106	100
Unrealized investment gain	33	136

Pension adjustment loss	(359)	(549)
Tax effect	(76)	31
Pension adjustment loss	(435)	(518)

Comprehensive income	$121,235	$144,185

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 31,	March 26,
	2012	2011
Comprehensive income attributable to
Henry Schein, Inc.	$111,912	$135,817
Comprehensive income attributable to
noncontrolling interests	104	95
Comprehensive income attributable to
Redeemable noncontrolling interests	9,219	8,273
Comprehensive income	$121,235	$144,185

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6 – Fair Value Measurements

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6 – Fair Value Measurements – (Continued)

Auction-rate securities

As of March 31, 2012, we have approximately $11.3 million ($10.1 million net of temporary impairments) invested in auction-rate securities (“ARS”).  These investments are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During the three months ended March 31, 2012, we received approximately $1.2 million of redemptions of our ARS.  As of March 31, 2012, we have continued to classify our ARS as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model, including assumptions for estimated interest rates, timing and amount of cash flows and expected holding period for the ARS portfolio, in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 31, 2011 of $1.2 million related to our ARS remained unchanged during the three months ended March 31, 2012.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.  The carrying value of these financial instruments approximates fair value due to their short maturities.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of March 31, 2012 and December 31, 2011 was estimated at $481.1 million and $441.4 million, respectively.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs.  We use derivative instruments to minimize our exposure to fluctuations in interest rates and foreign currency exchange rates.  Our derivative instruments primarily include foreign currency forward agreements related to intercompany loans and certain forecasted inventory purchase commitments with suppliers.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6 – Fair Value Measurements – (Continued)

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  Factors considered in determining the fair value amounts include multiples of financial values, such as earnings.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments will not impact the calculation of earnings per share.  The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy.  The details of the changes in Redeemable noncontrolling interests are presented in Note 4.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 31, 2012 and December 31, 2011:

	March 31, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$10,102	$10,102
Derivative contracts	-	743	-	743
Total assets	$-	$743	$10,102	$10,845

Liabilities:
Derivative contracts	$-	$1,733	$-	$1,733
Total liabilities	$-	$1,733	$-	$1,733

Redeemable noncontrolling interests	$-	$-	$369,039	$369,039

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$11,329	$11,329
Derivative contracts	-	1,273	-	1,273
Total assets	$-	$1,273	$11,329	$12,602

Liabilities:
Derivative contracts	$-	$2,062	$-	$2,062
Total liabilities	$-	$2,062	$-	$2,062

Redeemable noncontrolling interests	$-	$-	$402,050	$402,050

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6 – Fair Value Measurements – (Continued)

As of March 31, 2012, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 31, 2011 of $1.2 million related to our ARS remained unchanged during the three months ended March 31, 2012.

The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 31, 2011	$413,379
Change in redeemable noncontrolling interests	(33,011)
Redemptions at par	(1,150)
Loss reported in accumulated other comprehensive income	(77)
Balance, March 31, 2012	$379,141

Level 3 (1)
Balance, December 25, 2010	$317,507
Change in redeemable noncontrolling interests	121,920
Redemptions at par	(2,100)
Gain reported in accumulated other comprehensive income	39
Balance, March 26, 2011	$437,366

(1)
  Level 3 amounts consist of ARS that are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds and redeemable noncontrolling interests. See Note 4 for the components of the changes in Redeemable noncontrolling interests.

Note 7 – Business Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain other acquisitions during the three months ended March 31, 2012.  The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

On April 11, 2012, we announced a definitive agreement to acquire AUV Veterinary Services B.V., the veterinary distribution business of the AUV group, a privately held company headquartered in Cuijk, the Netherlands, for approximately $38 million.  AUV Veterinary Services reported net sales for 2011 of approximately $270.4 million.  This transaction is pending regulatory approval and is expected to close in the second quarter of 2012.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring

During the three months ended March 31, 2012, we incurred restructuring costs of approximately $11.8 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 150 positions, facility closing costs, representing primarily lease terminations and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  We expect to record additional restructuring charges of approximately $2 million to $4 million, or approximately $0.02 to $0.03 per diluted share, during the second quarter of 2012 as a result of this restructuring.

During the first quarter of 2010, we completed a restructuring in order to reduce operating expenses.  This restructuring included headcount reductions of 184 positions, as well as the closing of a number of smaller locations.

For the year ended 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.

The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 31, 2012 and the fiscal years 2011, 2010 and 2009 and the remaining accrued balance of restructuring costs as of March 31, 2012, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs (1)	Costs (2)	Total
Balance, December 27, 2008	$14,849	$3,688	$18,537
Provision	1,568	1,452	3,020
Payments and other adjustments	14,150	3,110	17,260
Balance, December 26, 2009	$2,267	$2,030	$4,297
Provision	8,930	3,355	12,285
Payments and other adjustments	9,205	3,034	12,239
Balance, December 25, 2010	$1,992	$2,351	$4,343
Provision	-	-	-
Payments and other adjustments	1,423	1,800	3,223
Balance, December 31, 2011	$569	$551	$1,120
Provision	9,807	2,025	11,832
Payments and other adjustments	2,428	547	2,975
Balance, March 31, 2012	$7,948	$2,029	$9,977

(1)Represents salaries and related benefits for employees separated from the Company.

(2)Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring – (Continued)

The following table shows, by reportable segment, the restructuring costs incurred during the three months ended March 31, 2012 and the fiscal years 2011, 2010 and 2009 and the remaining accrued balance of restructuring costs as of March 31, 2012:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 27, 2008	$18,457	$80	$18,537
Provision	3,020	-	3,020
Payments and other adjustments	17,252	8	17,260
Balance, December 26, 2009	$4,225	$72	$4,297
Provision	12,063	222	12,285
Payments and other adjustments	11,945	294	12,239
Balance, December 25, 2010	$4,343	$-	$4,343
Provision	-	-	-
Payments and other adjustments	3,223	-	3,223
Balance, December 31, 2011	$1,120	$-	$1,120
Provision	11,775	57	11,832
Payments and other adjustments	2,930	45	2,975
Balance, March 31, 2012	$9,965	$12	$9,977

Note 9 – Earnings Per Share

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 31,	March 26,
	2012	2011
Basic	88,216	90,615
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,450	2,546
Diluted	90,666	93,161

Weighted-average options to purchase 2 shares of common stock at an exercise price of $69.45 per share that were outstanding during the three months ended March 26, 2011 were excluded from the computation of diluted earnings per share.  In this period, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the three months ended March 31, 2012, our effective tax rate from operations was 32.3% compared to 32.5% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of March 31, 2012 was approximately $24.5 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $5.1 million and $0, respectively, for the three months ended March 31, 2012.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 2003 and forward for certain foreign jurisdictions.

Note 11 – Derivatives and Hedging Activities

We are exposed to market risks, which include changes in interest rates, as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets.  We attempt to minimize these risks by primarily using foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against interest rate, currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include interest rate volatility, currency markets and availability of hedging instruments and liquidity of the credit markets.  All foreign currency forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated interest rate and currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $8.8 million ($5.9 million after-tax) and $8.3 million ($5.6 million after-tax) for the three months ended March 31, 2012 and March 26, 2011, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of March 31, 2012 was $106.2 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2012	2011
Expected dividend yield	-%	-%
Expected stock price volatility	20%	20%
Risk-free interest rate	2.85%	2.13%
Expected life of options (years)	5.25	4.75

The following table summarizes stock option activity under the Plans during the three months ended March 31, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	4,059	$44.53
Granted	-	-
Exercised	(803)	38.02
Forfeited	(20)	21.13
Outstanding at end of period	3,236	$46.29	3.9	$95,099

Options exercisable at end of period	3,208	$46.20	3.9	$94,569

The following tables summarize the activity of our non-vested restricted stock/units for the three months ended March 31, 2012:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Aggregate Intrinsic
	Shares/Units	Value	Value
Outstanding at beginning of period	870	$45,614
Granted	241	17,648
Vested	(80)	(4,840)
Forfeited	(8)	(408)
Outstanding at end of period	1,023	$58,014	$77,421

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Aggregate Intrinsic
	Shares/Units	Value	Value
Outstanding at beginning of period	1,698	$67,998
Granted	391	30,476
Vested	(721)	(25,203)
Forfeited	(6)	(321)
Outstanding at end of period	1,362	$72,950	$103,076

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 31,	March 26,
	2012	2011
Interest	$6,891	$7,496
Income taxes	24,747	19,276

During the three months ended March 31, 2012 and March 26, 2011, we had a $1.2 million and a $2.3 million non-cash net unrealized gain related to hedging activities, respectively.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; possible increases in the cost of shipping our products or other service issues with our third-party shippers; general global macro-economic conditions; disruptions in financial markets; possible volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our international operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; risks from rapid technological change; risks from disruption to our information systems; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict.  Accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.  We undertake no duty and have no obligation to update forward-looking statements.

Executive-Level Overview

We believe we are the largest distributor of health care products and services primarily to office-based health care practitioners.  We serve nearly 775,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government and other institutions.  We believe that we have a strong brand identity due to our 80 years of experience distributing health care products.

We are headquartered in Melville, New York, employ nearly 15,000 people (of which over 6,500 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and Turkey.

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

We conduct our business through two reportable segments: health care distribution and technology and value-added services.  These segments offer different products and services to the same customer base.  The health care distribution reportable segment aggregates our global dental, medical and animal health operating segments.  This segment consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global dental, medical and animal health groups serve practitioners in 23 countries outside of North America and are what we believe to be leading European health care suppliers serving office-based practitioners.

Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services and continuing education services for practitioners.

Industry Overview

In recent years, the health care industry has increasingly focused on cost containment.  This trend has benefited distributors capable of providing a broad array of products and services at low prices.  It also has accelerated the growth of HMOs, group practices, other managed care accounts and collective buying groups, which, in addition to their emphasis on obtaining products at competitive prices, tend to favor distributors capable of providing specialized management information support.  We believe that the trend towards cost containment has the potential to favorably affect demand for technology solutions, including software, which can enhance the efficiency and facilitation of practice management.

Our operating results in recent years have been significantly affected by strategies and transactions that we undertook to expand our business, domestically and internationally, in part to address significant changes in the health care industry, including consolidation of health care distribution companies, potential health care reform, trends toward managed care, cuts in Medicare and collective purchasing arrangements.

Our current and future results have been and could be impacted by the current economic environment and uncertainty, particularly impacting overall demand for our products and services.

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $28 billion in 2011 in the combined North American, European and Australian/New Zealand markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

Due in part to the inability of office-based health care practitioners to store and manage large quantities of supplies in their offices, the distribution of health care supplies and small equipment to office-based health care practitioners has been characterized by frequent, small quantity orders, and a need for rapid, reliable and substantially complete order fulfillment.  The purchasing decisions within an office-based health care practice are typically made by the practitioner or an administrative assistant.  Supplies and small equipment are generally purchased from more than one distributor, with one generally serving as the primary supplier.

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

Our trend with regard to acquisitions and joint ventures has been to expand our role as a provider of products and services to the health care industry.  This trend has resulted in expansion into service areas that complement our existing operations and provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure.

As the health care industry continues to change, we continually evaluate possible candidates for merger or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the health care industry.  There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued.  If additional transactions are entered into or consummated, we would incur merger and/or acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.

Aging Population and Other Market Influences

The health care products distribution industry continues to experience growth due to the aging population, increased health care awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage, partially offset by the affects of increased unemployment on insurance coverage.  In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from acute care settings to alternate-care sites, particularly physicians’ offices.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  Given current operating, economic and industry conditions, we believe that demand for our products and services will grow at slower rates.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2010 – 2020” indicating that total national health care spending reached approximately $2.6 trillion in 2010, or 17.6% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $4.6 trillion in 2020, approximately 19.8% of the nation’s gross domestic product.

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

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to health coverage for an additional 32 million people.  The Health Care Reform Law requirements include, for example (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales, and (ii) mandated pharmacy benefit manager transparency regarding rebates, discounts and price concessions with respect to drug benefits under Medicare Part D, and in 2014 with respect to drug benefits offered through qualified health plans offered through state exchanges, which could affect pricing and competition.  A final rule implementing the Medicare Part D disclosure requirements was published on April 12, 2012 by CMS, to be effective on June 11, 2012.  Such requirements could impact pharmacy benefit management practices and accordingly could affect overall pricing for pharmaceuticals.  A provision in the Health Care Reform Law, often referred to as the “individual mandate,” which requires individuals without health insurance to pay a penalty, has been declared unconstitutional by certain federal courts, while certain other federal courts have affirmed its constitutionality.  The various cases were appealed to the Supreme Court, which is currently considering the question and is expected to issue a decision in June 2012.  It is uncertain whether the individual mandate will be upheld by the Court.  If it is not, it is also uncertain whether the entire Health Care Reform Law will be invalidated, or only the individual mandate and related provisions.

In addition to the foregoing, the Health Care Reform Law imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians, dentists and teaching hospitals, and imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers and group purchasing organizations with regard to certain ownership interests held by physicians in the reporting entity.  Data collection obligations were to commence in January 2012, and reporting requirements are to be implemented in 2013.  On December 14, 2011, CMS issued proposed regulations to implement these provisions, sought substantial comments and delayed the January 1, 2012 start of information collection until the issuance of a final rule, which is expected sometime before the end of 2012.  These proposed regulations are broadly drafted and still subject to change, and it is possible that when these regulations are finalized, they will treat us or one or more of our subsidiaries as an entity subject to these reporting and disclosure requirements.   In addition, through business arrangements we have with drug and device manufacturers, we may be required to collect and report detailed information to these manufactures in order for these manufacturers to comply with the new requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, Massachusetts and Connecticut, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities, including on behalf of manufacturers, or the activities of one or more of our subsidiaries, will subject us to the state’s reporting requirements and prohibitions.

Health Care Fraud

Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws, and regulations with respect to their operations.  Such laws prohibit, among other things, the submission or causing the submission of false or fraudulent claims for reimbursement, and soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by government health care programs (known as “anti-kickback” laws). Violations of these laws could result in civil and criminal penalties.  The fraud and abuse laws and regulations have been subject to heightened enforcement activity over the past few years, particularly through “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state False Claims Act statutes, and can be entitled to receive up to 30% of total recoveries.  Also, violations of the False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  These laws and regulations are subject to frequent modification and varied interpretation, and can have a material adverse impact on us if a violation is found.  The Health Care Reform Law significantly strengthened the federal False Claims Act, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that an Anti-Kickback Law violation can be a basis for False Claims Act liability.  We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity in recent years.

Operating and Security Standards

Regulations adopted under the federal Prescription Drug Marketing Act, effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  These requirements include tracking sales and distribution of prescription drug products from distributors and potentially manufacturers.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of certain parts of the federal drug pedigree requirements, including the requirement to identify transactions back to the manufacturer.  On July 14, 2011, the United States Food and Drug Administration (“FDA”) published a proposed rulemaking that would remove the requirement that a pedigree track back to the manufacturer and that certain information be identified on the pedigree.  As a result of the FDA’s intent to resolve these issues, the case was voluntarily dismissed in August 2011.  FDA policies in this area are still evolving.

Many states have implemented or are considering similar drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  A number of states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  Other state laws provide provisions for electronic pedigree or are reviewing similar requirements.  Bills have been proposed in Congress that would impose similar requirements at the federal level.

The Combat Methamphetamine Enhancement Act of 2010, which became effective in April 2011, requires retail sellers of products containing certain chemicals, such as pseudoephedrine, to self-certify to the Drug Enforcement Administration (“DEA”) that they understand and agree to comply with the laws and regulations regarding such sales. The law also prohibits distributors from selling these products to retailers who are not registered with the DEA or who have not self-certified compliance with the laws and regulations.  Various states also impose restrictions on the sale of certain products containing pseudoephedrine and other chemicals.  The Secure and Responsible Drug Disposal Act of 2010, signed by President Obama in October 2010, is intended to allow patients to deliver unused controlled substances to designated entities to more easily and safely dispose of controlled substances while reducing the chance of diversion.  The law authorizes the DEA to promulgate regulations to allow, but not require, designated entities to receive unused controlled substances.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has been developing policies on regulating clinical decision support tools as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”).  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws and regulations can result in substantial penalties and other liabilities.  As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted in 2009, some of our businesses that were previously only indirectly affected by federal HIPAA privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers. Additional rules under the HITECH Act are expected to be issued in 2012, further expanding the privacy and security requirements applicable to some of our businesses.

In addition, the HITECH Act established a program of Medicare and Medicaid incentive payments available to certain health care providers including, among others, physicians and dentists, if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“phase one”) standards were issued in 2011, and proposed standards have been issued in 2012 for “phase two.”  New, incrementally more rigorous versions, are expected to be issued over the next several years, and the content of those standards is not certain.  Certain of our businesses involve the manufacture and sale of certified EHR systems, and so must maintain compliance with these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.   CMS recently announced that electronic claim submissions and related electronic transactions will be required to be conducted under a new HIPAA transaction standard, called Version 5010, commencing July 1, 2012 (the original implementation date was to be January 1, 2012).  CMS is requiring this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM.  They were to be implemented on October 1, 2013, but CMS recently issued a proposed regulation that, if finalized, will extend the implementation date until October 1, 2014.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

There may be additional legislative initiatives in the future impacting health care.

E-Commerce

Traditional health care supply and distribution relationships are being challenged by electronic online commerce solutions.  Our distribution business is characterized by rapid technological developments and intense competition.  The advancement of online commerce will require us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address the changing demands of consumers and our customers on a timely basis, particularly in response to competitive offerings.

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended March 31, 2012 and March 26, 2011 (in thousands):

	Three Months Ended
	March 31,	March 26,
	2012	2011
Operating results:
Net sales	$2,099,019	$1,947,761
Cost of sales	1,488,440	1,381,939
Gross profit	610,579	565,822
Operating expenses:
Selling, general and administrative	465,452	441,522
Restructuring costs	11,832	-
Operating income	$133,295	$124,300

Other expense, net	$(3,785)	$(3,829)
Net income	89,061	82,971
Net income attributable to Henry Schein, Inc.	80,752	76,495

Cash flows:
Net cash provided by (used in) operating activities	$(48,605)	$48,474
Net cash used in investing activities	(32,104)	(141,559)
Net cash provided by financing activities	30,909	53,129

Plan of Restructuring

During the three months ended March 31, 2012, we incurred restructuring costs of approximately $11.8 million (approximately $8.3 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 150 positions, facility closing costs, representing primarily lease terminations and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  We expect to record additional restructuring charges of approximately $2 million to $4 million, or approximately $0.02 to $0.03 per diluted share, during the second quarter of 2012 as a result of this restructuring.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 26, 2011

Net Sales

Net sales for the three months ended March 31, 2012 and March 26, 2011 were as follows (in thousands):

		March 31,	% of	March 26,	% of	Increase
		2012	Total	2011	Total	$	%
Health care distribution (1):
	Dental	$1,155,666	55.1%	$1,095,364	56.2%	$60,302	5.5%
	Medical	354,826	16.9	341,069	17.5	13,757	4.0
	Animal health	525,590	25.0	455,682	23.4	69,908	15.3
	Total health care distribution	2,036,082	97.0	1,892,115	97.1	143,967	7.6
Technology and value-added services (2)		62,937	3.0	55,646	2.9	7,291	13.1
	Total	$2,099,019	100.0%	$1,947,761	100.0%	$151,258	7.8

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial services, including e-services and continuing education services for practitioners.

Beginning with the first quarter of 2012, we have reported net sales and prior-year sales comparisons for each of our global dental, medical, animal health and global technology and value-added services business groups.

This sales reporting is consistent with our new global business groups.  These groups are being formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

We will continue to report financial results for our Health Care Distribution and Technology and Value-Added Services reportable segments.  The Health Care Distribution segment will now comprise three global operating segments (Dental, Medical and Animal Health) and the Technology and Value-Added Services segment remains unchanged.

The $151.3 million, or 7.8%, increase in net sales for the three months ended March 31, 2012 includes an increase of 8.4% in local currency growth (7.8% increase in internally generated revenue and 0.6% growth from acquisitions) partially offset by a decrease of 0.6% related to foreign currency exchange.

The $60.3 million, or 5.5%, increase in dental net sales for the three months ended March 31, 2012 includes an increase of 6.6% in local currencies (6.2% increase in internally generated revenue and 0.4% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange.  The 6.6% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 0.2% (0.2% decrease in internally generated revenue and 0.4% growth from acquisitions) and dental consumable merchandise sales growth of 8.5% (8.2% increase in internally generated revenue and 0.3% growth from acquisitions).

The $13.8 million, or 4.0%, increase in medical net sales for the three months ended March 31, 2012 includes an increase of 4.2% in local currency growth (3.6% internally generated growth and 0.6% growth from acquisitions) partially offset by a decrease of 0.2% related to foreign currency exchange.

The $69.9 million, or 15.3%, increase in animal health net sales for the three months ended March 31, 2012 includes an increase of 15.4% in local currency growth (14.8% internally generated growth and 0.6% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.

The $7.3 million, or 13.1%, increase in technology and value-added services net sales for the three months ended March 31, 2012 includes an increase of 13.2% in local currency growth (9.0% internally generated growth and 4.2% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 31, 2012 and March 26, 2011 were as follows (in thousands):

	March 31,	Gross	March 26,	Gross	Increase
	2012	Margin %	2011	Margin %	$	%
Health care distribution	$569,542	28.0%	$529,040	28.0%	$40,502	7.7%
Technology and value-added services	41,037	65.2	36,782	66.1	4,255	11.6
Total	$610,579	29.1	$565,822	29.0	$44,757	7.9

For the three months ended March 31, 2012, gross profit increased $44.8 million, or 7.9%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

Within our health care distribution segment, gross profit margins may vary from one period to the next.  Changes in the mix of products sold as well as changes in our customer mix have been the most significant drivers affecting our gross profit margin.  For example, sales of pharmaceutical products are generally at lower gross profit margins than other products.  Conversely, sales of our private label products achieve gross profit margins that are higher than average.  With respect to customer mix, sales to our large-group customers are typically completed at lower gross margins due to the higher volumes sold as opposed to the gross margin on sales to office-based practitioners who normally purchase lower volumes at greater frequencies.

Health care distribution gross profit increased $40.5 million, or 7.7%, for the three months ended March 31, 2012 compared to the prior year period.  Health care distribution gross profit margin remained constant at 28.0% for the three months ended March 31, 2012 compared with the comparable prior year period.

Technology and value-added services gross profit increased $4.3 million, or 11.6%, for the three months ended March 31, 2012 compared to the prior year period.  Technology gross profit margin decreased to 65.2% for the three months ended March 31, 2012 from 66.1% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from hardware sales and installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.) or software sales, which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 31, 2012 and March 26, 2011 were as follows (in thousands):

		% of		% of
	March 31,	Respective	March 26,	Respective	Increase
	2012	Net Sales	2011	Net Sales	$	%
Health care distribution	$440,546	21.6%	$419,313	22.2%	$21,233	5.1%
Technology and value-added services	24,906	39.6	22,209	39.9	2,697	12.1
Total	$465,452	22.2	$441,522	22.7	$23,930	5.4

Selling, general and administrative expenses increased $23.9 million, or 5.4%, to $465.5 million for the three months ended March 31, 2012 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 22.2% from 22.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $7.5 million, or 2.6%, to $295.7 million for the three months ended March 31, 2012 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.1% from 14.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $16.4 million, or 10.7%, to $169.8 million for the three months ended March 31, 2012 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.1% from 7.9% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended March 31, 2012 and March 26, 2011 were as follows (in thousands):

	March 31,	March 26,	Variance
	2012	2011	$	%
Interest income	$3,330	$3,933	$(603)	(15.3)%
Interest expense	(7,640)	(8,085)	445	5.5
Other, net	525	323	202	62.5
Other expense, net	$(3,785)	$(3,829)	$44	1.1

Other expense, net remained consistent for the three months ended March 31, 2012 compared to the prior year period.  Interest income decreased $0.6 million primarily due to lower investment income, as well as a decrease in late fee income.  Interest expense decreased $0.4 million primarily due to a reduction in borrowings under our bank credit lines, partially offset by increased interest expense related to borrowings under our private placement shelf facilities. Other, net increased by $0.2 million due primarily to net proceeds received from litigation settlements.

Income Taxes

For the three months ended March 31, 2012, our effective tax rate was 32.3% compared to 32.5% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Net Income

Net income increased $6.1 million, or 7.3%, for the three months ended March 31, 2012, compared to the prior year period due to the factors noted above.

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

Net cash flow used in operating activities was $48.6 million for the three months ended March 31, 2012, compared to net cash flow provided by operating activities of $48.5 million for the comparable prior year period.  The net change of $97.1 million was primarily attributable to changes in net working capital, partially offset by net income improvements.

Net cash used in investing activities was $32.1 million for the three months ended March 31, 2012, compared to $141.6 million for the comparable prior year period.  The net change of $109.5 million was primarily due to decreases in payments for equity investments and business acquisitions.  We expect to invest approximately $43 million to $48 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash provided by financing activities was $30.9 million for the three months ended March 31, 2012, compared to $53.1 million for the comparable prior year period.  The net change of $22.2 million was primarily due to increased repurchases of common stock, decreased net proceeds from debt and an increase in acquisitions of noncontrolling interests in subsidiaries, partially offset by an increase in proceeds received from the exercise of stock options.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 31,	December 31,
	2012	2011
Cash and cash equivalents	$101,813	$147,284
Available-for-sale securities - long-term	10,102	11,329
Working capital	1,167,874	1,000,868

Debt:
Bank credit lines	$5,004	$55,014
Current maturities of long-term debt	23,028	22,819
Long-term debt	453,058	363,524
Total debt	$481,090	$441,357

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of March 31, 2012, we have approximately $11.3 million ($10.1 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of March 31, 2012, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 40.1 days as of March 31, 2012 from 42.7 days as of March 26, 2011.  Our inventory turns from operations increased to 6.2 as of March 31, 2012 from 6.1 as of March 26, 2011.  Our working capital accounts may be impacted by current and future economic conditions.

Credit Facilities

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  There were no borrowings outstanding on this revolving credit facility as of March 31, 2012.  The $400 million credit line expires in September 2013.  The interest rate on the revolving credit facility is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  As of March 31, 2012, we had various other short-term bank credit lines available, of which approximately $5.0 million was outstanding.  During the three months ended March 31, 2012, borrowings under all of our credit lines had a weighted average interest rate of 0.72%.  As of March 31, 2012, there were $9.7 million of letters of credit provided to third parties.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  These facilities are available through August 2013 on an uncommitted basis.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities will be at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.

The components of our private placement facility borrowings as of March 31, 2012 are presented in the following table:

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
	$200,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

Butler Animal Health Supply

Effective December 31, 2009, Butler Animal Health Supply, LLC, or BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of quarterly installments	13	17
Quarterly payments from:
September 30, 2011 through June 30, 2012	1,185
September 30, 2012 through June 30, 2013	7,109
September 30, 2013 through June 30, 2014	9,479
July 1, 2014 through September 30, 2014	2,962
September 30, 2011 through September 30, 2015		4,583
Final installment due on December 31, 2014	70,500
Final installment due on December 31, 2015		147,047
Balance outstanding as of March 31, 2012	91,235	150,625	-
Interest rate on debt	LIBOR plus a margin of 3%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 3%
Interest rate on debt - LIBOR floor		1.25%

During 2011, BAHS made a prepayment on Term Loans A and B, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

The outstanding balance of $241.9 million (net of unamortized debt discount) is reflected in our consolidated balance sheet as of March 31, 2012.

The debt agreement provides, among other things, that BAHS maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, capital expenditures, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.   In addition, the debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.

Acquisitions

On April 11, 2012, we announced a definitive agreement to acquire AUV Veterinary Services B.V., the veterinary distribution business of the AUV group, a privately held company headquartered in Cuijk, the Netherlands, for approximately $38 million.  AUV Veterinary Services reported net sales for 2011 of approximately $270.4 million.  This transaction is pending regulatory approval and is expected to close in the second quarter of 2012.

Stock Repurchases

From June 21, 2004 through March 31, 2012, we repurchased $538.6 million, or 10,362,748 shares, under our common stock repurchase programs.  On August 18, 2011, our Board of Directors authorized an additional $200.0 million for additional repurchases of our common stock, $61.4 million of which is available as of March 31, 2012 for future common stock share repurchases.

On April 18, 2012, our Board of Directors authorized the repurchase of up to an additional $200.0 million in shares of our common stock.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 31, 2012 and the year ended December 31, 2011 are presented in the following table:

	March 31,	December 31,
	2012	2011
Balance, beginning of period	$402,050	$304,140
Decrease in redeemable noncontrolling interests due to
redemptions	(9,522)	(160,254)
Increase in redeemable noncontrolling interests due to
business acquisitions	8,405	13,618
Net income attributable to redeemable noncontrolling interests	8,205	36,514
Dividends declared	(1,862)	(15,212)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	1,014	(889)
Change in fair value of redeemable securities	3,385	224,133
Other adjustment to redeemable noncontrolling interests	(42,636)	-
Balance, end of period	$369,039	$402,050

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 31, 2012 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2012, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, we had repurchased $538.6 million of common stock (10,362,748 shares) under these initiatives, with $61.4 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 31, 2012:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
01/01/12 through 02/04/12	248,794	$67.57	248,794	1,137,042
02/05/12 through 03/03/12	87,806	72.33	87,806	1,050,811
03/04/12 through 03/31/12	207,139	$74.35	207,139	811,754
	543,739		543,739

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month end fiscal period based on the closing price of our common stock at that time.

On April 18, 2012, our Board of Directors authorized the repurchase of up to an additional $200.0 million in shares of our common stock.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2012.**+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

Dated: May 8, 2012