Form 10-Q
period 2012-06-30
HENRY SCHEIN INC
filed 2012-08-02
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or
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

As of July 23, 2012, there were 88,529,318 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,896	$147,284
Accounts receivable, net of reserves of $63,988 and $65,853	972,292	888,248
Inventories, net	976,996	947,849
Deferred income taxes	60,693	54,970
Prepaid expenses and other	233,267	234,157
Total current assets	2,331,144	2,272,508
Property and equipment, net	255,715	262,088
Goodwill	1,523,446	1,497,108
Other intangibles, net	425,038	409,612
Investments and other	299,913	298,828
Total assets	$4,835,256	$4,740,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$619,936	$621,468
Bank credit lines	83,454	55,014
Current maturities of long-term debt	17,129	22,819
Accrued expenses:
Payroll and related	179,186	191,173
Taxes	126,703	121,234
Other	257,046	259,932
Total current liabilities	1,283,454	1,271,640
Long-term debt	434,417	363,524
Deferred income taxes	185,247	188,739
Other liabilities	82,980	80,568
Total liabilities	1,986,098	1,904,471

Redeemable noncontrolling interests	359,114	402,050
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
88,904,637 outstanding on June 30, 2012 and
89,928,082 outstanding on December 31, 2011	889	899
Additional paid-in capital	398,819	401,262
Retained earnings	2,076,060	2,007,477
Accumulated other comprehensive income	12,880	22,584
Total Henry Schein, Inc. stockholders' equity	2,488,648	2,432,222
Noncontrolling interests	1,396	1,401
Total stockholders' equity	2,490,044	2,433,623
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$4,835,256	$4,740,144

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011

Net sales	$2,201,452	$2,130,640	$4,300,471	$4,078,401
Cost of sales	1,577,057	1,518,416	3,065,497	2,900,355
Gross profit	624,395	612,224	1,234,974	1,178,046
Operating expenses:
Selling, general and administrative	466,333	461,009	931,785	902,531
Restructuring costs	3,360	-	15,192	-
Operating income	154,702	151,215	287,997	275,515
Other income (expense):
Interest income	3,609	4,192	6,939	8,125
Interest expense	(7,711)	(7,902)	(15,351)	(15,987)
Other, net	830	758	1,355	1,081
Income before taxes and equity in earnings
of affiliates	151,430	148,263	280,940	268,734
Income taxes	(47,201)	(47,340)	(89,041)	(86,493)
Equity in earnings of affiliates	3,073	4,133	4,464	5,786
Net income	107,302	105,056	196,363	188,027
Less: Net income attributable to noncontrolling interests	(9,216)	(10,581)	(17,525)	(17,057)
Net income attributable to Henry Schein, Inc.	$98,086	$94,475	$178,838	$170,970

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.11	$1.04	$2.03	$1.88
Diluted	$1.08	$1.01	$1.98	$1.83

Weighted-average common shares outstanding:
Basic	88,490	90,766	88,161	90,710
Diluted	90,553	93,446	90,431	93,330

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011

Net income	$107,302	$105,056	$196,363	$188,027

Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	(42,004)	13,238	(10,343)	72,947

Unrealized gain (loss) from foreign currency hedging activities	(1,022)	(77)	(107)	1,810

Unrealized investment gain	55	61	88	197

Pension adjustment gain (loss)	481	163	46	(355)

Other comprehensive income (loss), net of tax	(42,490)	13,385	(10,316)	74,599
Comprehensive income	64,812	118,441	186,047	262,626
Comprehensive income attributable to noncontrolling interests:
Net income	(9,216)	(10,581)	(17,525)	(17,057)
Foreign currency translation (gain) loss	1,626	(300)	612	(2,192)
Comprehensive income attributable to noncontrolling interests	(7,590)	(10,881)	(16,913)	(19,249)

Comprehensive income attributable to Henry Schein, Inc.	$57,222	$107,560	$169,134	$243,377

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2011	89,928,082	$899	$401,262	$2,007,477	$22,584	$1,401	$2,433,623
Net income (excluding $17,311 attributable to Redeemable
noncontrolling interests)	-	-	-	178,838	-	214	179,052
Foreign currency translation loss (excluding $612
attributable to Redeemable noncontrolling interests)	-	-	-	-	(9,731)	-	(9,731)
Unrealized loss from foreign currency hedging activities,
net of tax of $17	-	-	-	-	(107)	-	(107)
Unrealized investment gain, net of tax of $95	-	-	-	-	88	-	88
Pension adjustment gain, net of tax of $286	-	-	-	-	46	-	46
Dividends paid	-	-	-	-	-	(219)	(219)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(3,142)	-	-	-	(3,142)
Change in fair value of redeemable securities	-	-	742	-	-	-	742
Repurchase and retirement of common stock	(2,119,494)	(21)	(46,615)	(110,255)	-	-	(156,891)
Stock issued upon exercise of stock options,
including tax benefit of $8,900	1,084,708	11	49,604	-	-	-	49,615
Stock-based compensation expense	320,259	3	20,046	-	-	-	20,049
Shares withheld for payroll taxes	(308,918)	(3)	(22,784)	-	-	-	(22,787)
Liability for cash settlement stock-based compensation awards	-	-	(294)	-	-	-	(294)

Balance, June 30, 2012	88,904,637	$889	$398,819	$2,076,060	$12,880	$1,396	$2,490,044

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,	June 25,
	2012	2011

Cash flows from operating activities:
Net income	$196,363	$188,027
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	61,389	57,469
Stock-based compensation expense	20,049	17,960
Provision for losses on trade and other accounts receivable	2,637	2,722
Benefit from deferred income taxes	(7,715)	(10,265)
Equity in earnings of affiliates	(4,464)	(5,786)
Distributions from equity affiliates	6,007	1,180
Other	3,859	2,242
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(59,329)	(9,902)
Inventories	(11,340)	3,902
Other current assets	(8,078)	(11,100)
Accounts payable and accrued expenses	(69,485)	(49,977)
Net cash provided by operating activities	129,893	186,472

Cash flows from investing activities:
Purchases of fixed assets	(21,372)	(20,764)
Payments for equity investments and business
acquisitions, net of cash acquired	(120,348)	(143,636)
Proceeds from sales of available-for-sale securities	4,025	2,150
Other	(4,385)	1,897
Net cash used in investing activities	(142,080)	(160,353)

Cash flows from financing activities:
Proceeds from bank borrowings	26,384	7,671
Proceeds from issuance of long-term debt	100,050	3,101
Debt issuance costs	(213)	(2,847)
Principal payments for long-term debt	(35,375)	(23,916)
Proceeds from issuance of stock upon exercise of stock options	40,715	27,938
Payments for repurchases of common stock	(156,891)	(32,098)
Excess tax benefits related to stock-based compensation	10,051	6,852
Distributions to noncontrolling shareholders	(8,595)	(6,417)
Acquisitions of noncontrolling interests in subsidiaries	(20,013)	(3,366)
Other	-	(90)
Net cash used in financing activities	(43,887)	(23,172)

Net change in cash and cash equivalents	(56,074)	2,947
Effect of exchange rate changes on cash and cash equivalents	(3,314)	8,494
Cash and cash equivalents, beginning of period	147,284	150,348
Cash and cash equivalents, end of period	$87,896	$161,789

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 29, 2012.

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

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global dental, medical and animal health groups serve practitioners in 24 countries outside of North America.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

In connection with this change in business groups, goodwill was reallocated to the new reporting units.  We reviewed the newly allocated goodwill and determined that there was no impairment.

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		June 30,	June 25,	June 30,	June 25,
		2012	2011	2012	2011
Net Sales:
	Health care distribution (1):
	Dental	$1,185,919	$1,201,224	$2,341,585	$2,296,588
	Medical	361,122	340,872	715,948	681,941
	Animal health	586,258	526,487	1,111,848	982,169
	Total health care distribution	2,133,299	2,068,583	4,169,381	3,960,698
	Technology and value-added services (2)	68,153	62,057	131,090	117,703
	Total	$2,201,452	$2,130,640	$4,300,471	$4,078,401

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

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Operating Income:
Health care distribution	$136,047	$134,217	$253,268	$243,944
Technology and value-added services	18,655	16,998	34,729	31,571
Total	$154,702	$151,215	$287,997	$275,515

Note 3 – Debt

Credit Facilities

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The borrowings outstanding under this revolving credit facility were $55.0 million as of June 30, 2012.  The $400 million credit line expires in September 2013.  The interest rate, which was 0.70% during the six months ended June 30, 2012, is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The agreement provides, among other things, that we maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.  As of June 30, 2012, there were $9.6 million of letters of credit provided to third parties.

As of June 30, 2012, we had various other short-term bank credit lines available, of which approximately $28.5 million was outstanding.  During the six months ended June 30, 2012, borrowings under all of our credit lines had a weighted average interest rate of 1.27%.

Certain of our subsidiaries, excluding Butler Animal Health Supply, LLC, or BAHS, maintain credit lines which are collateralized by assets of those subsidiaries with an aggregate net carrying value of $84.8 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.

The components of our private placement facility borrowings as of June 30, 2012 are presented in the following table:

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

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of remaining quarterly installments	9	13
Quarterly payments from:
September 30, 2012 through June 30, 2013	6,574
September 30, 2013 through June 30, 2014	8,766
July 1, 2014 through September 30, 2014	2,739
September 30, 2012 through September 30, 2015		4,592
Final installment due on December 31, 2014	65,196
Final installment due on December 31, 2015		135,287
Balance outstanding as of June 30, 2012	83,275	139,045	2,000
Interest rate on debt	LIBOR plus a margin of 2.75%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 2.75%
Interest rate on debt - LIBOR floor		1.25%

During 2011 and 2012, BAHS made prepayments on Term Loans A and B, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

The outstanding balance of $224.3 million (net of unamortized debt discount) is reflected in our consolidated balance sheet as of June 30, 2012.  Borrowings incurred as part of the acquisition of BAHS are collateralized by assets of BAHS with an aggregate net carrying value of $759.1 million.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 30, 2012 and the year ended December 31, 2011 are presented in the following table:

	June 30,	December 31,
	2012	2011
Balance, beginning of period	$402,050	$304,140
Decrease in redeemable noncontrolling interests due to
redemptions	(23,169)	(160,254)
Increase in redeemable noncontrolling interests due to business
acquisitions	14,999	13,618
Net income attributable to redeemable noncontrolling interests	17,311	36,514
Dividends declared	(8,087)	(15,212)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(612)	(889)
Change in fair value of redeemable securities	(742)	224,133
Other adjustment to redeemable noncontrolling interests	(42,636)	-
Balance, end of period	$359,114	$402,050

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

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the six months ended June 30, 2012 and June 25, 2011, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 5 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation gains (losses), unrealized gains (losses) on hedging and investment activity and pension adjustment gains (losses).

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	June 30,	December 31,
	2012	2011
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(2,365)	$(1,753)

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$29,986	$39,717
Unrealized loss from foreign currency hedging activities	(1,785)	(1,678)
Unrealized investment loss	(741)	(829)
Pension adjustment loss	(14,580)	(14,626)
Accumulated other comprehensive income	$12,880	$22,584

Total Accumulated other comprehensive income	$10,515	$20,831

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Net income	$107,302	$105,056	$196,363	$188,027

Foreign currency translation gain (loss)	(42,004)	13,238	(10,343)	72,947
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	(42,004)	13,238	(10,343)	72,947

Unrealized gain (loss) from foreign currency hedging activities	(1,250)	(185)	(90)	2,108
Tax effect	228	108	(17)	(298)
Unrealized gain (loss) from foreign currency hedging activities	(1,022)	(77)	(107)	1,810

Unrealized investment gain	256	152	183	188
Tax effect	(201)	(91)	(95)	9
Unrealized investment gain	55	61	88	197

Pension adjustment gain (loss)	691	165	332	(384)
Tax effect	(210)	(2)	(286)	29
Pension adjustment gain (loss)	481	163	46	(355)

Comprehensive income	$64,812	$118,441	$186,047	$262,626

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Comprehensive income attributable to
Henry Schein, Inc.	$57,222	$107,560	$169,134	$243,377
Comprehensive income attributable to
noncontrolling interests	110	143	214	238
Comprehensive income attributable to
Redeemable noncontrolling interests	7,480	10,738	16,699	19,011
Comprehensive income	$64,812	$118,441	$186,047	$262,626

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6 – Fair Value Measurements – (Continued)

Auction-rate securities

As of June 30, 2012, we have approximately $8.5 million ($7.5 million net of temporary impairments) invested in auction-rate securities (“ARS”).  These investments are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During the six months ended June 30, 2012, we received approximately $4.0 million of redemptions of our ARS.  As of June 30, 2012, we have continued to classify our ARS as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

Based upon the information currently available and the use of a discounted cash flow model, including assumptions for estimated interest rates, timing and amount of cash flows and expected holding period for the ARS portfolio, in accordance with applicable authoritative guidance, our previously recorded cumulative temporary impairment at December 31, 2011 of $1.2 million related to our ARS decreased by $0.2 million during the six months ended June 30, 2012.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.  The carrying value of these financial instruments approximates fair value due to their short maturities.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of June 30, 2012 and December 31, 2011 was estimated at $535.0 million and $441.4 million, respectively.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 30, 2012 and December 31, 2011:

	June 30, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$7,481	$7,481
Derivative contracts	-	1,019	-	1,019
Total assets	$-	$1,019	$7,481	$8,500

Liabilities:
Derivative contracts	$-	$2,690	$-	$2,690
Total liabilities	$-	$2,690	$-	$2,690

Redeemable noncontrolling interests	$-	$-	$359,114	$359,114

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$11,329	$11,329
Derivative contracts	-	1,273	-	1,273
Total assets	$-	$1,273	$11,329	$12,602

Liabilities:
Derivative contracts	$-	$2,062	$-	$2,062
Total liabilities	$-	$2,062	$-	$2,062

Redeemable noncontrolling interests	$-	$-	$402,050	$402,050

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6 – Fair Value Measurements – (Continued)

As of June 30, 2012, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model.  The assumptions used in our valuation model include estimates for interest rates, timing and amount of cash flows and expected holding periods for the ARS portfolio.  As a result of these analyses, our previously recorded cumulative temporary impairment at December 31, 2011 of $1.2 million related to our ARS decreased by $0.2 million during the six months ended June 30, 2012.

The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 31, 2011	$413,379
Change in redeemable noncontrolling interests	(42,936)
Redemptions at par	(4,025)
Gain reported in accumulated other comprehensive income	177
Balance, June 30, 2012	$366,595

Level 3 (1)
Balance, December 25, 2010	$317,507
Change in redeemable noncontrolling interests	120,024
Redemptions at par	(2,150)
Gain reported in accumulated other comprehensive income	188
Balance, June 25, 2011	$435,569

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

We completed certain acquisitions during the six months ended June 30, 2012.  The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring

During the six months ended June 30, 2012, we incurred restructuring costs of approximately $15.2 million (approximately $10.5 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions, facility closing costs, representing primarily lease terminations and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  We recorded additional restructuring charges of $3.4 million ($2.2 million after taxes) during the second quarter of 2012 as a result of this restructuring.  This restructuring program is complete and we do not expect any additional costs from this program during the remainder of our 2012 fiscal year.

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

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 30, 2012 and the fiscal years 2011, 2010 and 2009 and the remaining accrued balance of restructuring costs as of June 30, 2012, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs (1)	Costs (2)	Total
Balance, December 27, 2008	$14,849	$3,688	$18,537
Provision	1,568	1,452	3,020
Payments and other adjustments	14,150	3,110	17,260
Balance, December 26, 2009	$2,267	$2,030	$4,297
Provision	8,930	3,355	12,285
Payments and other adjustments	9,205	3,034	12,239
Balance, December 25, 2010	$1,992	$2,351	$4,343
Provision	-	-	-
Payments and other adjustments	1,423	1,800	3,223
Balance, December 31, 2011	$569	$551	$1,120
Provision	12,841	2,351	15,192
Payments and other adjustments	6,302	914	7,216
Balance, June 30, 2012	$7,108	$1,988	$9,096

(1)	Represents salaries and related benefits for employees separated from the Company and outside professional consulting fees.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring – (Continued)

The following table shows, by reportable segment, the restructuring costs incurred during the six months ended June 30, 2012 and the fiscal years 2011, 2010 and 2009 and the remaining accrued balance of restructuring costs as of June 30, 2012:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 27, 2008	$18,457	$80	$18,537
Provision	3,020	-	3,020
Payments and other adjustments	17,252	8	17,260
Balance, December 26, 2009	$4,225	$72	$4,297
Provision	12,063	222	12,285
Payments and other adjustments	11,945	294	12,239
Balance, December 25, 2010	$4,343	$-	$4,343
Provision	-	-	-
Payments and other adjustments	3,223	-	3,223
Balance, December 31, 2011	$1,120	$-	$1,120
Provision	14,981	211	15,192
Payments and other adjustments	7,116	100	7,216
Balance, June 30, 2012	$8,985	$111	$9,096

Note 9 – Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-average number of common shares outstanding for the period.  Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable for presently unvested restricted stock and units and upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Basic	88,490	90,766	88,161	90,710
Effect of dilutive securities:
Stock options, restricted stock and restricted units	2,063	2,680	2,270	2,620
Diluted	90,553	93,446	90,431	93,330

Weighted-average options to purchase 6 shares of common stock at an exercise price of $69.45 per share that were outstanding during the six months ended June 25, 2011 were excluded from the computation of diluted earnings per share.  In this period, such options’ exercise price exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the six months ended June 30, 2012, our effective tax rate from operations was 31.7% compared to 32.2% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of June 30, 2012 was approximately $24.9 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $5.3 million and $0, respectively, for the six months ended June 30, 2012.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 2005 and forward for certain foreign jurisdictions.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $11.2 million ($7.8 million after-tax) and $20.0 million ($13.7 million after-tax) for the three and six months ended June 30, 2012, respectively, and $9.6 million ($6.5 million after-tax) and $18.0 million ($12.2 million after-tax) for the three and six months ended June 25, 2011, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of June 30, 2012 was $93.4 million, which is expected to be recognized over a weighted-average period of approximately 2.5 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the six months ended June 30, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	4,059	$44.53
Granted	-	-
Exercised	(1,085)	38.19
Forfeited	(30)	36.02
Outstanding at end of period	2,944	$46.96	3.7	$92,819

Options exercisable at end of period	2,937	$46.95	3.7	$92,633

The following tables summarize the activity of our non-vested restricted stock/units for the six months ended June 30, 2012:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Aggregate Intrinsic
	Shares/Units	Value	Value
Outstanding at beginning of period	870	$45,614
Granted	256	18,774
Vested	(85)	(5,056)
Forfeited	(19)	(985)
Outstanding at end of period	1,022	$58,347	$80,217

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Aggregate Intrinsic
	Shares/Units	Value	Value
Outstanding at beginning of period	1,698	$67,998
Granted	455	34,957
Vested	(728)	(25,516)
Forfeited	(13)	(800)
Outstanding at end of period	1,412	$76,639	$110,828

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 30,	June 25,
	2012	2011
Interest	$10,844	$16,159
Income taxes	87,953	81,235

During the six months ended June 30, 2012, we had a $0.1 million non-cash net unrealized loss related to hedging activities. During the six months ended June 25, 2011, we had a $2.1 million non-cash net unrealized gain related to hedging activities.

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

We are headquartered in Melville, New York, employ nearly 15,000 people (of which over 6,500 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand and the United Kingdom.  We also have affiliates in Iceland, Saudi Arabia and Turkey.

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

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, surgical centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global dental, medical and animal health groups serve practitioners in 24 countries outside of North America and are what we believe to be leading European health care suppliers serving office-based practitioners.

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

Our trend with regard to acquisitions and joint ventures has been to expand our role as a provider of products and services to the health care industry.  This trend has resulted in our expansion into service areas that complement our existing operations and provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  Given current operating, economic and industry conditions, we believe that demand for our products and services will grow at slower rates.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2011-2021” indicating that total national health care spending reached approximately $2.7 trillion in 2011, or 17.9% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $4.8 trillion in 2021, approximately 19.6% of the nation’s gross domestic product.

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

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to health coverage for an additional 32 million people.  The Health Care Reform Law requirements include, for example (i) a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales, and (ii) mandated pharmacy benefit manager transparency regarding rebates, discounts and price concessions with respect to drug benefits under Medicare Part D, and in 2014 with respect to drug benefits offered through qualified health plans offered through state exchanges, which could affect pricing and competition.  A final rule implementing the Medicare Part D disclosure requirements was published on April 12, 2012 by CMS and became effective on June 11, 2012.  Such requirements could impact pharmacy benefit management practices and accordingly could affect overall pricing for pharmaceuticals.  On June 28, 2012, the United States Supreme Court overturned certain lower federal court decisions to uphold as constitutional a key provision in the Health Care Reform Law, often referred to as the “individual mandate,” which requires individuals without health insurance to pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding.  The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  A number of states have indicated a reluctance to accept the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.

In addition to the foregoing, the Health Care Reform Law imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians, dentists and teaching hospitals, and imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers and group purchasing organizations with regard to certain ownership interests held by physicians in the reporting entity.  Under the Health Care Reform Law, data collection obligations were to commence in January 2012, and reporting requirements were to be implemented in 2013.  On December 14, 2011, CMS issued proposed regulations to implement these provisions, and sought and received substantial comments.  CMS subsequently stated that information collection would not be required prior to January 1, 2013.  A final rule is expected to be issued sometime before the end of 2012.  These proposed regulations are broadly drafted and still subject to change, and it is possible that when these regulations are finalized, they will treat us or one or more of our subsidiaries as an entity subject to these reporting and disclosure requirements.   In addition, through business arrangements we have with drug and device manufacturers, we may be required to collect and report detailed information to these manufactures in order for these manufacturers to comply with the new requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, Massachusetts and Connecticut, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities, including on behalf of manufacturers, or the activities of one or more of our subsidiaries, will subject us to the state’s reporting requirements and prohibitions.

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

Operating and Security Standards

Regulations adopted under the federal Prescription Drug Marketing Act (“PDMA”), effective December 2006, require the identification and documentation of transactions involving the receipt and distribution of prescription drugs, that is, drug pedigree information.  These requirements include tracking sales and distribution of prescription drug products from distributors and potentially manufacturers.  In early December 2006, the federal District Court for the Eastern District of New York issued a preliminary injunction enjoining the implementation of certain parts of the federal drug pedigree requirements, including the requirement to identify transactions back to the manufacturer.  On July 14, 2011, the United States Food and Drug Administration (“FDA”) published a proposed rulemaking that would remove the requirement that a pedigree track back to the manufacturer and that certain information be identified on the pedigree.  As a result of the FDA’s intent to resolve these issues, the case was voluntarily dismissed in August 2011.  Nonetheless, prescription drug pedigrees are required under federal regulations and the PDMA, and the pedigree must trace back to the last authorized distributor of record that handled the drug.  FDA policies in this area continue to evolve.

Many states have implemented or are considering similar drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  A number of states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  Other states have passed or are reviewing similar requirements.  Bills have been proposed in Congress that would impose similar requirements at the federal level.

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

In addition, the HITECH Act established a program of Medicare and Medicaid incentive payments available to certain health care providers including, among others, physicians and dentists, if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued proposed standards for “stage two” criteria, which are more demanding, and new, incrementally more rigorous criteria are expected to be issued for stage three compliance, however final standards have not yet been issued and so the criteria are not yet certain.  Certain of our businesses involve the manufacture and sale of certified EHR systems, and so must maintain compliance with these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.   CMS is requiring that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010, commencing July 1, 2012 (the original implementation date was to be January 1, 2012).  CMS is requiring this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM.  They were originally to be implemented on October 1, 2013, but CMS recently issued a proposed regulation that, if finalized, will extend the implementation date until October 1, 2014.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe that we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 30, 2012 and June 25, 2011 and cash flows for the six months ended June 30, 2012 and June 25, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,	June 25,	June 30,	June 25,
	2012	2011	2012	2011
Operating results:
Net sales	$2,201,452	$2,130,640	$4,300,471	$4,078,401
Cost of sales	1,577,057	1,518,416	3,065,497	2,900,355
Gross profit	624,395	612,224	1,234,974	1,178,046
Operating expenses:
Selling, general and administrative	466,333	461,009	931,785	902,531
Restructuring costs	3,360	-	15,192	-
Operating income	$154,702	$151,215	$287,997	$275,515

Other expense, net	$(3,272)	$(2,952)	$(7,057)	$(6,781)
Net income	107,302	105,056	196,363	188,027
Net income attributable to Henry Schein, Inc.	98,086	94,475	178,838	170,970

Cash flows:
Net cash provided by operating activities			$129,893	$186,472
Net cash used in investing activities			(142,080)	(160,353)
Net cash used in financing activities			(43,887)	(23,172)

Plan of Restructuring

During the six months ended June 30, 2012, we incurred restructuring costs of approximately $15.2 million (approximately $10.5 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions, facility closing costs, representing primarily lease terminations and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  We recorded additional restructuring charges of $3.4 million ($2.2 million after taxes) during the second quarter of 2012 as a result of this restructuring.  This restructuring program is complete and we do not expect any additional costs from this program during the remainder of our 2012 fiscal year.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 25, 2011

Net Sales

Net sales for the three months ended June 30, 2012 and June 25, 2011 were as follows (in thousands):

		June 30,	% of	June 25,	% of	Increase/(Decrease)
		2012	Total	2011	Total	$	%
Health care distribution (1):
	Dental	$1,185,919	53.9%	$1,201,224	56.4%	$(15,305)	(1.3)%
	Medical	361,122	16.4	340,872	16.0	20,250	5.9
	Animal health	586,258	26.6	526,487	24.7	59,771	11.4
	Total health care distribution	2,133,299	96.9	2,068,583	97.1	64,716	3.1
Technology and value-added services (2)		68,153	3.1	62,057	2.9	6,096	9.8
	Total	$2,201,452	100.0%	$2,130,640	100.0%	$70,812	3.3

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

This sales reporting is consistent with our new global business groups.  These groups were formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

We will continue to report financial results for our health care distribution and technology and value-added services reportable segments.  The health care distribution segment will now comprise three global operating segments (dental, medical and animal health) and the technology and value-added services segment remains unchanged.

The $70.8 million, or 3.3%, increase in net sales for the three months ended June 30, 2012 includes an increase of 6.5% in local currency growth (4.6% increase in internally generated revenue and 1.9% growth from acquisitions) partially offset by a decrease of 3.2% related to foreign currency exchange.

The $15.3 million, or 1.3%, decrease in dental net sales for the three months ended June 30, 2012 includes an increase of 2.6% in local currencies (2.1% increase in internally generated revenue and 0.5% growth from acquisitions) partially offset by a decrease of 3.9% related to foreign currency exchange.  The 2.6% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 1.3% (1.1% increase in internally generated revenue and 0.2% growth from acquisitions) and dental consumable merchandise sales growth of 3.0% (2.4% increase in internally generated revenue and 0.6% growth from acquisitions).

The $20.3 million, or 5.9%, increase in medical net sales for the three months ended June 30, 2012 includes an increase of 6.6% in local currency growth (all internally generated) partially offset by a decrease of 0.7% related to foreign currency exchange.

The $59.8 million, or 11.4%, increase in animal health net sales for the three months ended June 30, 2012 includes an increase of 14.9% in local currency growth (8.7% internally generated growth and 6.2% growth from acquisitions) partially offset by a decrease of 3.5% related to foreign currency exchange.

The $6.1 million, or 9.8%, increase in technology and value-added services net sales for the three months ended June 30, 2012 includes an increase of 10.6% in local currency growth (8.6% internally generated growth and 2.0% growth from acquisitions) partially offset by a decrease of 0.8% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 30, 2012 and June 25, 2011 were as follows (in thousands):

	June 30,	Gross	June 25,	Gross	Increase
	2012	Margin %	2011	Margin %	$	%
Health care distribution	$580,079	27.2%	$571,990	27.7%	$8,089	1.4%
Technology and value-added services	44,316	65.0	40,234	64.8	4,082	10.1
Total	$624,395	28.4	$612,224	28.7	$12,171	2.0

For the three months ended June 30, 2012, gross profit increased $12.2 million, or 2.0%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $8.1 million, or 1.4%, for the three months ended June 30, 2012 compared to the prior year period.  Health care distribution gross profit margin decreased to 27.2% for the three months ended June 30, 2012 from 27.7% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $4.1 million, or 10.1%, for the three months ended June 30, 2012 compared to the prior year period.  Technology gross profit margin increased to 65.0% for the three months ended June 30, 2012 from 64.8% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from electronic services (claims processing, statements generation, etc.) or software sales, which typically generate higher than average gross margins, grew at a greater rate than hardware sales and installations, which generally are completed at a lower than average gross margin.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 30, 2012 and June 25, 2011 were as follows (in thousands):

		% of		% of
	June 30,	Respective	June 25,	Respective	Increase
	2012	Net Sales	2011	Net Sales	$	%
Health care distribution	$440,826	20.7%	$437,773	21.2%	$3,053	0.7%
Technology and value-added services	25,507	37.4	23,236	37.4	2,271	9.8
Total	$466,333	21.2	$461,009	21.6	$5,324	1.2

Selling, general and administrative expenses increased $5.3 million, or 1.2%, to $466.3 million for the three months ended June 30, 2012 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.2% from 21.6% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses decreased $6.0 million, or 2.0%, to $294.1 million for the three months ended June 30, 2012 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.4% from 14.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $11.3 million, or 7.0%, to $172.2 million for the three months ended June 30, 2012 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.8% from 7.6% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 30, 2012 and June 25, 2011 were as follows (in thousands):

	June 30,	June 25,	Variance
	2012	2011	$	%
Interest income	$3,609	$4,192	$(583)	(13.9)%
Interest expense	(7,711)	(7,902)	191	2.4
Other, net	830	758	72	9.5
Other expense, net	$(3,272)	$(2,952)	$(320)	(10.8)

Other expense, net increased by $0.3 million for the three months ended June 30, 2012 compared to the prior year period.  Interest income decreased $0.6 million primarily due to lower investment income, as well as a decrease in late fee income.  Interest expense decreased $0.2 million primarily due to a reduction in borrowings under our bank credit lines, partially offset by increased interest expense related to borrowings under our private placement shelf facilities. Other, net increased by $0.1 million due primarily to net proceeds received from litigation settlements, partially offset by disposal of fixed assets.

Income Taxes

For the three months ended June 30, 2012, our effective tax rate was 31.2% compared to 31.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Net Income

Net income increased $2.2 million, or 2.1%, for the three months ended June 30, 2012, compared to the prior year period due to the factors noted above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 25, 2011

Net Sales

Net sales for the six months ended June 30, 2012 and June 25, 2011 were as follows (in thousands):

		June 30,	% of	June 25,	% of	Increase
		2012	Total	2011	Total	$	%
Health care distribution (1):
	Dental	$2,341,585	54.5%	$2,296,588	56.3%	$44,997	2.0%
	Medical	715,948	16.6	681,941	16.7	34,007	5.0
	Animal health	1,111,848	25.9	982,169	24.1	129,679	13.2
	Total health care distribution	4,169,381	97.0	3,960,698	97.1	208,683	5.3
Technology and value-added services (2)		131,090	3.0	117,703	2.9	13,387	11.4
	Total	$4,300,471	100.0%	$4,078,401	100.0%	$222,070	5.4

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

The $222.1 million, or 5.4%, increase in net sales for the six months ended June 30, 2012 includes an increase of 7.4% in local currency growth (6.2% increase in internally generated revenue and 1.2% growth from acquisitions) partially offset by a decrease of 2.0% related to foreign currency exchange.

The $45.0 million, or 2.0%, increase in dental net sales for the six months ended June 30, 2012 includes an increase of 4.5% in local currencies (4.1% increase in internally generated revenue and 0.4% growth from acquisitions) partially offset by a decrease of 2.5% related to foreign currency exchange.  The 4.5% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 0.8% (0.5% increase in internally generated revenue and 0.3% growth from acquisitions) and dental consumable merchandise sales growth of 5.7% (5.2% increase in internally generated revenue and 0.5% growth from acquisitions).

The $34.0 million, or 5.0%, increase in medical net sales for the six months ended June 30, 2012 includes an increase of 5.4% in local currency growth (5.1% internally generated growth and 0.3% growth from acquisitions) partially offset by a decrease of 0.4% related to foreign currency exchange.

The $129.7 million, or 13.2%, increase in animal health net sales for the six months ended June 30, 2012 includes an increase of 15.1% in local currency growth (11.5% internally generated growth and 3.6% growth from acquisitions) partially offset by a decrease of 1.9% related to foreign currency exchange.

The $13.4 million, or 11.4%, increase in technology and value-added services net sales for the six months ended June 30, 2012 includes an increase of 11.9% in local currency growth (8.8% internally generated growth and 3.1% growth from acquisitions) partially offset by a decrease of 0.5% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 30, 2012 and June 25, 2011 were as follows (in thousands):

	June 30,	Gross	June 25,	Gross	Increase
	2012	Margin %	2011	Margin %	$	%
Health care distribution	$1,149,621	27.6%	$1,101,030	27.8%	$48,591	4.4%
Technology and value-added services	85,353	65.1	77,016	65.4	8,337	10.8
Total	$1,234,974	28.7	$1,178,046	28.9	$56,928	4.8

For the six months ended June 30, 2012, gross profit increased $56.9 million, or 4.8%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $48.6 million, or 4.4%, for the six months ended June 30, 2012 compared to the prior year period.  Health care distribution gross profit margin decreased to 27.6% for the six months ended June 30, 2012 from 27.8% for the comparable prior year period.

Technology and value-added services gross profit increased $8.3 million, or 10.8%, for the six months ended June 30, 2012 compared to the prior year period.  Technology gross profit margin decreased to 65.1% for the six months ended June 30, 2012 from 65.4% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from hardware sales and installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.) or software sales, which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 30, 2012 and June 25, 2011 were as follows (in thousands):

		% of		% of
	June 30,	Respective	June 25,	Respective	Increase
	2012	Net Sales	2011	Net Sales	$	%
Health care distribution	$881,372	21.1%	$857,086	21.6%	$24,286	2.8%
Technology and value-added services	50,413	38.5	45,445	38.6	4,968	10.9
Total	$931,785	21.7	$902,531	22.1	$29,254	3.2

Selling, general and administrative expenses increased $29.3 million, or 3.2%, to $931.8 million for the six months ended June 30, 2012 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.7% from 22.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $1.5 million, or 0.3%, to $589.8 million for the six months ended June 30, 2012 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.7% from 14.4% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $27.8 million, or 8.8%, to $342.0 million for the six months ended June 30, 2012 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.0% from 7.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the six months ended June 30, 2012 and June 25, 2011 were as follows (in thousands):

	June 30,	June 25,	Variance
	2012	2011	$	%
Interest income	$6,939	$8,125	$(1,186)	(14.6)%
Interest expense	(15,351)	(15,987)	636	4.0
Other, net	1,355	1,081	274	25.3
Other expense, net	$(7,057)	$(6,781)	$(276)	(4.1)

Other expense, net increased by $0.3 million for the six months ended June 30, 2012 compared to the prior year period.  Interest income decreased $1.2 million primarily due to lower investment income, as well as a decrease in late fee income.  Interest expense decreased $0.6 million primarily due to a reduction in borrowings under our bank credit lines, partially offset by increased interest expense related to borrowings under our private placement shelf facilities. Other, net increased by $0.3 million due primarily to net proceeds received from litigation settlements.

Income Taxes

For the six months ended June 30, 2012, our effective tax rate was 31.7% compared to 32.2% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Net Income

Net income increased $8.3 million, or 4.4%, for the six months ended June 30, 2012, compared to the prior year period due to the factors noted above.

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

Net cash flow provided by operating activities was $129.9 million for the six months ended June 30, 2012, compared to $186.5 million for the comparable prior year period.  The net change of $56.6 million was primarily attributable to changes in net working capital, partially offset by net income improvements.

Net cash used in investing activities was $142.1 million for the six months ended June 30, 2012, compared to $160.4 million for the comparable prior year period.  The net change of $18.3 million was primarily due to decreases in payments for equity investments and business acquisitions.  We expect to invest approximately $30 million to $40 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used in financing activities was $43.9 million for the six months ended June 30, 2012, compared to $23.2 million for the comparable prior year period.  The net change of $20.7 million was primarily due to increased repurchases of common stock and an increase in acquisitions of noncontrolling interests in subsidiaries, partially offset by increased net proceeds from debt and an increase in proceeds received from the exercise of stock options.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$87,896	$147,284
Available-for-sale securities - long-term	7,481	11,329
Working capital	1,047,690	1,000,868

Debt:
Bank credit lines	$83,454	$55,014
Current maturities of long-term debt	17,129	22,819
Long-term debt	434,417	363,524
Total debt	$535,000	$441,357

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of June 30, 2012, we have approximately $8.5 million ($7.5 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of June 30, 2012, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 39.9 days as of June 30, 2012 from 41.5 days as of June 25, 2011.  Our inventory turns from operations decreased to 6.3 as of June 30, 2012 from 6.4 as of June 25, 2011.  Our working capital accounts may be impacted by current and future economic conditions.

Credit Facilities

On September 5, 2008, we entered into a $400 million revolving credit facility with a $100 million expansion feature.  The borrowings outstanding under this revolving credit facility were $55.0 million as of June 30, 2012.  The $400 million credit line expires in September 2013.  The interest rate, which was 0.70% during the six months ended June 30, 2012, is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  As of June 30, 2012, we had various other short-term bank credit lines available, of which approximately $28.5 million was outstanding.  During the six months ended June 30, 2012, borrowings under all of our credit lines had a weighted average interest rate of 1.27%.  As of June 30, 2012, there were $9.6 million of letters of credit provided to third parties.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, employee and shareholder loans, disposal of businesses and certain changes in ownership.

The components of our private placement facility borrowings as of June 30, 2012 are presented in the following table:

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

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of remaining quarterly installments	9	13
Quarterly payments from:
September 30, 2012 through June 30, 2013	6,574
September 30, 2013 through June 30, 2014	8,766
July 1, 2014 through September 30, 2014	2,739
September 30, 2012 through September 30, 2015		4,592
Final installment due on December 31, 2014	65,196
Final installment due on December 31, 2015		135,287
Balance outstanding as of June 30, 2012	83,275	139,045	2,000
Interest rate on debt	LIBOR plus a margin of 2.75%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 2.75%
Interest rate on debt - LIBOR floor		1.25%

During 2011 and 2012, BAHS made prepayments on Term Loans A and B, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

The outstanding balance of $224.3 million (net of unamortized debt discount) is reflected in our consolidated balance sheet as of June 30, 2012.

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

Stock Repurchases

From June 21, 2004 through June 30, 2012, we repurchased $656.9 million, or 11,938,503 shares, under our common stock repurchase programs.  On April 18, 2012, our Board of Directors authorized an additional $200.0 million for additional repurchases of our common stock, $143.1 million of which is available as of June 30, 2012 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 30, 2012 and the year ended December 31, 2011 are presented in the following table:

	June 30,	December 31,
	2012	2011
Balance, beginning of period	$402,050	$304,140
Decrease in redeemable noncontrolling interests due to
redemptions	(23,169)	(160,254)
Increase in redeemable noncontrolling interests due to
business acquisitions	14,999	13,618
Net income attributable to redeemable noncontrolling interests	17,311	36,514
Dividends declared	(8,087)	(15,212)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(612)	(889)
Change in fair value of redeemable securities	(742)	224,133
Other adjustment to redeemable noncontrolling interests	(42,636)	-
Balance, end of period	$359,114	$402,050

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

Recently Issued Accounting Standard

In July 2012, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2012-02, “Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.”  ASU 2012-02 is intended to simplify the performance of impairment testing for indefinite-lived assets by allowing entities to first assess qualitative factors to determine whether it is more likely than not (probability of more than 50%) that an indefinite-lived asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test.  If we conclude that it is not more likely than not that the indefinite-lived intangible is impaired, no additional steps are necessary at that time.  If however, we conclude otherwise, then we are required to determine the fair value of the indefinite-lived asset and perform the quantitative impairment test by comparing the assets fair value to its book value in accordance with the guidance provided in Topic 350.  The guidance in this update is similar to that of ASU 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” which was issued in September 2011 and adopted by us at the beginning of our fourth quarter of our 2011 fiscal year.  This update is effective for fiscal years beginning after September 15, 2012, with early adoption permitted.  We plan to adopt the provisions of this update at the beginning of the fourth quarter of our 2012 fiscal year.  We do not expect the adoption of this provision to have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 30, 2012 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity and acquisition integrations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended June 30, 2012, we completed the acquisition of an animal health business, a technology business and three dental businesses with approximate aggregate annual revenues of $334.0 million.  In addition, post-acquisition related activities continued for two animal health businesses we acquired during 2011 and the first quarter of 2012, representing aggregate annual revenues of approximately $309.0 million.  These acquisitions, which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.

All continued acquisition activity and acquisition integrations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

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

As of June 30, 2012, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $700 million, authorized by our Board of Directors, to the repurchase program provide for a total of $800 million of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000

As of June 30, 2012, we had repurchased $656.9 million of common stock (11,938,503 shares) under these initiatives, with $143.1 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 30, 2012:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
04/01/12 through 04/28/12	405,000	$74.98	405,000	2,989,586
04/29/12 through 06/02/12	1,080,755	75.01	1,080,755	2,072,370
06/03/12 through 06/30/12	90,000	$76.57	90,000	1,823,254
	1,575,755		1,575,755

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month end fiscal period based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	XBRL Taxonomy Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

_________

+	Filed herewith.
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

Dated: August 2, 2012