Form 10-Q
period 2012-09-29
HENRY SCHEIN INC
filed 2012-11-07
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012
or

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

As of October 29, 2012, there were 87,994,041 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 29,	December 31,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,336	$147,284
Accounts receivable, net of reserves of $65,679 and $65,853	1,035,529	888,248
Inventories, net	1,070,854	947,849
Deferred income taxes	59,429	54,970
Prepaid expenses and other	257,031	234,157
Total current assets	2,512,179	2,272,508
Property and equipment, net	258,683	262,088
Goodwill	1,591,482	1,497,108
Other intangibles, net	471,143	409,612
Investments and other	278,045	298,828
Total assets	$5,111,532	$4,740,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$707,641	$621,468
Bank credit lines	155,219	55,014
Current maturities of long-term debt	17,739	22,819
Accrued expenses:
Payroll and related	175,089	191,173
Taxes	130,576	121,234
Other	262,694	259,932
Total current liabilities	1,448,958	1,271,640
Long-term debt	436,426	363,524
Deferred income taxes	180,977	188,739
Other liabilities	96,402	80,568
Total liabilities	2,162,763	1,904,471

Redeemable noncontrolling interests	375,661	402,050
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
88,264,853 outstanding on September 29, 2012 and
89,928,082 outstanding on December 31, 2011	883	899
Additional paid-in capital	404,867	401,262
Retained earnings	2,130,476	2,007,477
Accumulated other comprehensive income	35,475	22,584
Total Henry Schein, Inc. stockholders' equity	2,571,701	2,432,222
Noncontrolling interests	1,407	1,401
Total stockholders' equity	2,573,108	2,433,623
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,111,532	$4,740,144

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011

Net sales	$2,231,058	$2,111,693	$6,531,529	$6,190,094
Cost of sales	1,622,014	1,524,273	4,687,511	4,424,628
Gross profit	609,044	587,420	1,844,018	1,765,466
Operating expenses:
Selling, general and administrative	459,422	444,159	1,391,207	1,346,690
Restructuring costs	-	-	15,192	-
Operating income	149,622	143,261	437,619	418,776
Other income (expense):
Interest income	3,283	3,830	10,222	11,955
Interest expense	(7,308)	(6,813)	(22,659)	(22,800)
Other, net	988	232	2,343	1,313
Income before taxes and equity in earnings
of affiliates	146,585	140,510	427,525	409,244
Income taxes	(44,709)	(44,261)	(133,750)	(130,754)
Equity in earnings of affiliates	3,434	4,559	7,898	10,345
Net income	105,310	100,808	301,673	288,835
Less: Net income attributable to noncontrolling interests	(8,539)	(8,847)	(26,064)	(25,904)
Net income attributable to Henry Schein, Inc.	$96,771	$91,961	$275,609	$262,931

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.11	$1.02	$3.14	$2.90
Diluted	$1.08	$0.99	$3.06	$2.82

Weighted-average common shares outstanding:
Basic	87,465	90,251	87,802	90,582
Diluted	89,647	92,869	90,075	93,195

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011

Net income	$105,310	$100,808	$301,673	$288,835

Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	22,606	(55,603)	12,263	17,344

Unrealized gain (loss) from foreign currency hedging
activities	520	(171)	413	1,639

Unrealized investment gain	120	74	208	271

Pension adjustment gain (loss)	(8)	459	38	104

Other comprehensive income (loss), net of tax	23,238	(55,241)	12,922	19,358
Comprehensive income	128,548	45,567	314,595	308,193
Comprehensive income attributable to noncontrolling
interests:
Net income	(8,539)	(8,847)	(26,064)	(25,904)
Foreign currency translation (gain) loss	(643)	1,943	(31)	(249)
Comprehensive income attributable to noncontrolling
interests	(9,182)	(6,904)	(26,095)	(26,153)

Comprehensive income attributable to Henry Schein, Inc.	$119,366	$38,663	$288,500	$282,040

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 31, 2011	89,928,082	$899	$401,262	$2,007,477	$22,584	$1,401	$2,433,623
Net income (excluding $25,741 attributable to Redeemable
noncontrolling interests)	-	-	-	275,609	-	323	275,932
Foreign currency translation gain (excluding $31
attributable to Redeemable noncontrolling interests)	-	-	-	-	12,232	-	12,232
Unrealized gain from foreign currency hedging activities,
net of tax of $105	-	-	-	-	413	-	413
Unrealized investment gain, net of tax of $172	-	-	-	-	208	-	208
Pension adjustment gain, net of tax of $203	-	-	-	-	38	-	38
Dividends paid	-	-	-	-	-	(317)	(317)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(439)	-	-	-	(439)
Change in fair value of redeemable securities	-	-	5,908	-	-	-	5,908
Repurchase and retirement of common stock	(2,878,027)	(28)	(63,051)	(152,610)	-	-	(215,689)
Stock issued upon exercise of stock options,
including tax benefit of $9,009	1,188,636	12	52,770	-	-	-	52,782
Stock-based compensation expense	338,075	3	31,864	-	-	-	31,867
Shares withheld for payroll taxes	(311,913)	(3)	(23,024)	-	-	-	(23,027)
Liability for cash settlement stock-based compensation awards	-	-	(423)	-	-	-	(423)

Balance, September 29, 2012	88,264,853	$883	$404,867	$2,130,476	$35,475	$1,407	$2,573,108

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 29,	September 24,
	2012	2011

Cash flows from operating activities:
Net income	$301,673	$288,835
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	91,989	86,040
Stock-based compensation expense	31,867	26,045
Provision for losses on trade and other accounts receivable	3,338	3,636
Benefit from deferred income taxes	(8,478)	(12,828)
Stock issued to 401(k) plan	-	5,798
Equity in earnings of affiliates	(7,898)	(10,345)
Distributions from equity affiliates	9,297	10,158
Other	10,488	3,028
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(105,961)	(50,785)
Inventories	(85,027)	(14,657)
Other current assets	(26,788)	(18,537)
Accounts payable and accrued expenses	(6,062)	(39,589)
Net cash provided by operating activities	208,438	276,799

Cash flows from investing activities:
Purchases of fixed assets	(32,934)	(32,547)
Payments for equity investments and business
acquisitions, net of cash acquired	(206,261)	(143,636)
Proceeds from sales of available-for-sale securities	6,025	2,450
Other	(4,130)	1,020
Net cash used in investing activities	(237,300)	(172,713)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	98,061	(1,601)
Proceeds from issuance of long-term debt	105,132	3,101
Debt issuance costs	(1,404)	(2,847)
Principal payments for long-term debt	(38,217)	(24,656)
Proceeds from issuance of stock upon exercise of stock options	43,773	30,250
Payments for repurchases of common stock	(215,689)	(132,475)
Excess tax benefits related to stock-based compensation	10,643	7,425
Distributions to noncontrolling shareholders	(11,581)	(7,878)
Acquisitions of noncontrolling interests in subsidiaries	(20,013)	(15,199)
Other	-	(90)
Net cash used in financing activities	(29,295)	(143,970)

Net change in cash and cash equivalents	(58,157)	(39,884)
Effect of exchange rate changes on cash and cash equivalents	209	(3,592)
Cash and cash equivalents, beginning of period	147,284	150,348
Cash and cash equivalents, end of period	$89,336	$106,872

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 29, 2012 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 29, 2012.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Net Sales:
Health care distribution (1):
Dental	$1,119,430	$1,123,021	$3,461,015	$3,419,609
Medical	442,538	424,596	1,158,486	1,106,537
Animal health	598,124	501,884	1,709,972	1,484,053
Total health care distribution	2,160,092	2,049,501	6,329,473	6,010,199
Technology and value-added services (2)	70,966	62,192	202,056	179,895
Total	$2,231,058	$2,111,693	$6,531,529	$6,190,094

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

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Operating Income:
Health care distribution	$129,932	$125,618	$383,200	$369,562
Technology and value-added services	19,690	17,643	54,419	49,214
Total	$149,622	$143,261	$437,619	$418,776

Note 3 – Debt

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires in September 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired in September 2013.  The borrowings outstanding under this revolving credit facility were $125.0 million as of September 29, 2012.  The interest rate, which was 0.78% during the nine months ended September 29, 2012, is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of September 29, 2012, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of September 29, 2012, we had various other short-term bank credit lines available, of which approximately $30.2 million was outstanding.  During the nine months ended September 29, 2012, borrowings under all of our credit lines had a weighted average interest rate of 1.02%.

Certain of our subsidiaries, excluding Butler Animal Health Supply, LLC, or BAHS, maintain credit lines which are collateralized by assets of those subsidiaries with an aggregate net carrying value of $89.3 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.

The components of our private placement facility borrowings as of September 29, 2012 are presented in the following table:

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

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of remaining quarterly installments	8	12
Quarterly payments from:
December 31, 2012 through June 30, 2013	4,930
September 30, 2013 through June 30, 2014	8,766
July 1, 2014 through September 30, 2014	2,739
December 31, 2012 through September 30, 2015		4,239
Final installment due on December 31, 2014	65,196
Final installment due on December 31, 2015		135,287
Balance outstanding as of September 29, 2012	81,631	138,750	-
Interest rate on debt	LIBOR plus a margin of 2.50%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 2.50%
Interest rate on debt - LIBOR floor		1.25%

During 2011 and 2012, BAHS made prepayments on Term Loans A and B, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

The outstanding balance of $220.4 million (net of unamortized debt discount) is reflected in our consolidated balance sheet as of September 29, 2012.  Borrowings incurred as part of the acquisition of BAHS are collateralized by assets of BAHS with an aggregate net carrying value of $743.8 million.

The debt agreement provides, among other things, that BAHS maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.  In addition, the debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 29, 2012 and the year ended December 31, 2011 are presented in the following table:

	September 29,	December 31,
	2012	2011
Balance, beginning of period	$402,050	$304,140
Decrease in redeemable noncontrolling interests due to
redemptions	(23,169)	(160,254)
Increase in redeemable noncontrolling interests due to business
acquisitions	30,515	13,618
Net income attributable to redeemable noncontrolling interests	25,741	36,514
Dividends declared	(10,963)	(15,212)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	31	(889)
Change in fair value of redeemable securities	(5,908)	224,133
Other adjustment to redeemable noncontrolling interests	(42,636)	-
Balance, end of period	$375,661	$402,050

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

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  Starting in our 2009 fiscal year, as required by ASC Topic 805, “Business Combinations,” we have accrued liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts will be recorded in our consolidated statement of income.  For the nine months ended September 29, 2012 and September 24, 2011, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	September 29,	December 31,
	2012	2011
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(1,722)	$(1,753)

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$51,949	$39,717
Unrealized loss from foreign currency hedging activities	(1,265)	(1,678)
Unrealized investment loss	(621)	(829)
Pension adjustment loss	(14,588)	(14,626)
Accumulated other comprehensive income	$35,475	$22,584

Total Accumulated other comprehensive income	$33,753	$20,831

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Net income	$105,310	$100,808	$301,673	$288,835

Foreign currency translation gain (loss)	22,606	(55,603)	12,263	17,344
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	22,606	(55,603)	12,263	17,344

Unrealized gain from foreign currency hedging
activities	608	16	518	2,124
Tax effect	(88)	(187)	(105)	(485)
Unrealized gain (loss) from foreign currency hedging
activities	520	(171)	413	1,639

Unrealized investment gain	197	220	380	408
Tax effect	(77)	(146)	(172)	(137)
Unrealized investment gain	120	74	208	271

Pension adjustment gain (loss)	(91)	593	241	209
Tax effect	83	(134)	(203)	(105)
Pension adjustment gain (loss)	(8)	459	38	104

Comprehensive income	$128,548	$45,567	$314,595	$308,193

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Comprehensive income attributable to
Henry Schein, Inc.	$119,366	$38,663	$288,500	$282,040
Comprehensive income attributable to
noncontrolling interests	109	108	323	346
Comprehensive income attributable to
Redeemable noncontrolling interests	9,073	6,796	25,772	25,807
Comprehensive income	$128,548	$45,567	$314,595	$308,193

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6 – Fair Value Measurements – (Continued)

Auction-rate securities

As of September 29, 2012, we have approximately $6.5 million ($5.7 million net of temporary impairments) invested in auction-rate securities (“ARS”).  These investments are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During the nine months ended September 29, 2012, we received approximately $6.0 million of redemptions of our ARS.  As of September 29, 2012, we have continued to classify our ARS as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

As of September 29, 2012, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model, including assumptions for estimated interest rates, timing and amount of cash flows and expected holding period for the ARS portfolio, in accordance with applicable authoritative guidance.  The balance of our recorded cumulative temporary impairment related to our ARS as of September 29, 2012 and December 31, 2011 was $0.8 million and $1.2 million, respectively.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Accounts payable and accrued expenses

Financial liabilities with carrying values approximating fair value include accounts payable and other accrued liabilities.  The carrying value of these financial instruments approximates fair value due to their short maturities.

Debt

The fair value of our debt is estimated based on quoted market prices for our traded debt and on market prices of similar issues for our private debt.  The fair value of our debt as of September 29, 2012 and December 31, 2011 was estimated at $609.4 million and $441.4 million, respectively.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 29, 2012 and December 31, 2011:

	September 29, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$5,671	$5,671
Derivative contracts	-	522	-	522
Total assets	$-	$522	$5,671	$6,193

Liabilities:
Derivative contracts	$-	$2,620	$-	$2,620
Total liabilities	$-	$2,620	$-	$2,620

Redeemable noncontrolling interests	$-	$-	$375,661	$375,661

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$11,329	$11,329
Derivative contracts	-	1,273	-	1,273
Total assets	$-	$1,273	$11,329	$12,602

Liabilities:
Derivative contracts	$-	$2,062	$-	$2,062
Total liabilities	$-	$2,062	$-	$2,062

Redeemable noncontrolling interests	$-	$-	$402,050	$402,050

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 6 – Fair Value Measurements – (Continued)

The following table presents a reconciliation of our assets and liabilities measured at fair value on a recurring basis using unobservable inputs (Level 3):

Level 3 (1)
Balance, December 31, 2011	$413,379
Change in redeemable noncontrolling interests	(26,389)
Redemptions at par of auction-rate securities	(6,025)
Gain reported in accumulated other comprehensive income for auction-rate securities	367
Balance, September 29, 2012	$381,332

Level 3 (1)
Balance, December 25, 2010	$317,507
Change in redeemable noncontrolling interests	112,920
Redemptions at par of auction-rate securities	(2,450)
Gain reported in accumulated other comprehensive income for auction-rate securities	400
Balance, September 24, 2011	$428,377

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

We completed certain acquisitions during the nine months ended September 29, 2012.  The operating results of our acquisitions are reflected in our financial statements from their respective acquisition dates. Such acquisitions were immaterial to our financial statements individually and in the aggregate.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring

During the nine months ended September 29, 2012, we incurred restructuring costs of approximately $15.2 million (approximately $10.5 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions, facility closing costs, representing primarily lease terminations and property and equipment write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program during the remainder of our 2012 fiscal year.

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

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 29, 2012 and the fiscal years 2011, 2010 and 2009 and the remaining accrued balance of restructuring costs as of September 29, 2012, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs (1)	Costs (2)	Total
Balance, December 27, 2008	$14,849	$3,688	$18,537
Provision	1,568	1,452	3,020
Payments and other adjustments	14,150	3,110	17,260
Balance, December 26, 2009	$2,267	$2,030	$4,297
Provision	8,930	3,355	12,285
Payments and other adjustments	9,205	3,034	12,239
Balance, December 25, 2010	$1,992	$2,351	$4,343
Provision	-	-	-
Payments and other adjustments	1,423	1,800	3,223
Balance, December 31, 2011	$569	$551	$1,120
Provision	12,841	2,351	15,192
Payments and other adjustments	9,195	1,123	10,318
Balance, September 29, 2012	$4,215	$1,779	$5,994

(1)	Represents salaries and related benefits for employees separated from the Company and outside professional consulting fees.

(2)	Represents costs associated with the closing of certain smaller facilities (primarily lease termination costs) and property and equipment write-offs.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring – (Continued)

The following table shows, by reportable segment, the restructuring costs incurred during the nine months ended September 29, 2012 and the fiscal years 2011, 2010 and 2009 and the remaining accrued balance of restructuring costs as of September 29, 2012:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 27, 2008	$18,457	$80	$18,537
Provision	3,020	-	3,020
Payments and other adjustments	17,252	8	17,260
Balance, December 26, 2009	$4,225	$72	$4,297
Provision	12,063	222	12,285
Payments and other adjustments	11,945	294	12,239
Balance, December 25, 2010	$4,343	$-	$4,343
Provision	-	-	-
Payments and other adjustments	3,223	-	3,223
Balance, December 31, 2011	$1,120	$-	$1,120
Provision	14,981	211	15,192
Payments and other adjustments	10,168	150	10,318
Balance, September 29, 2012	$5,933	$61	$5,994

Note 9 – Earnings Per Share

Basic earnings per share is computed by dividing net income attributable to Henry Schein, Inc. by the weighted-average number of common shares outstanding for the period.  Our diluted earnings per share is computed similarly to basic earnings per share, except that it reflects the effect of common shares issuable for presently unvested restricted stock and restricted stock units and upon exercise of stock options, using the treasury stock method in periods in which they have a dilutive effect.

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Basic	87,465	90,251	87,802	90,582
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	2,182	2,618	2,273	2,613
Diluted	89,647	92,869	90,075	93,195

Weighted-average options to purchase 10 and 7 shares of common stock at an exercise price of $69.45 per share that were outstanding during the three and nine months ended September 24, 2011 were excluded from the computation of diluted earnings per share.  In these periods, such options’ exercise price exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the nine months ended September 29, 2012, our effective tax rate from operations was 31.3% compared to 32.0% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

The total amount of unrecognized tax benefits as of September 29, 2012 was approximately $30.5 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $6.7 million and $0, respectively, for the nine months ended September 29, 2012.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 2005 and forward for certain foreign jurisdictions.

Note 11 – Derivatives and Hedging Activities

We are exposed to market risks as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets.  We attempt to minimize these risks by primarily using foreign currency forward contracts and by maintaining counter-party credit limits.  These hedging activities provide only limited protection against currency exchange and credit risks.  Factors that could influence the effectiveness of our hedging programs include currency markets and availability of hedging instruments and liquidity of the credit markets.  All foreign currency forward contracts that we enter into are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure.  We do not enter into such contracts for speculative purposes and we manage our credit risks by diversifying our investments, maintaining a strong balance sheet and having multiple sources of capital.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pretax compensation expense of $11.9 million ($8.2 million after-tax) and $31.9 million ($21.9 million after-tax) for the three and nine months ended September 29, 2012, respectively, and $8.1 million ($5.5 million after-tax) and $26.0 million ($17.7 million after-tax) for the three and nine months ended September 24, 2011, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of September 29, 2012 was $87.8 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the nine months ended September 29, 2012:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	4,059	$44.53
Granted	-	-
Exercised	(1,189)	38.49
Forfeited	(30)	36.02
Outstanding at end of period	2,840	$47.15	3.5	$91,068

Options exercisable at end of period	2,838	$47.16	3.5	$90,989

The following tables summarize the activity of our non-vested restricted stock/units for the nine months ended September 29, 2012:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	870	$52.43
Granted	260	72.81
Vested	(87)	59.71
Forfeited	(24)	53.36
Outstanding at end of period	1,019	$56.99	$79.22

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,698	$40.05
Granted	526	71.14
Vested	(736)	35.27
Forfeited	(15)	62.34
Outstanding at end of period	1,473	$55.00	$79.22

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 29,	September 24,
	2012	2011
Interest	$18,756	$22,429
Income taxes	139,430	122,597

During the nine months ended September 29, 2012, we had a $0.5 million non-cash net unrealized gain related to hedging activities. During the nine months ended September 24, 2011, we had a $2.1 million non-cash net unrealized gain related to hedging activities.

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

We are headquartered in Melville, New York, employ more than 15,000 people (of which nearly 7,000 are based outside the United States) and have operations in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand and the United Kingdom.  We also have affiliates in Iceland and Turkey.

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

Our operating results in recent years have been significantly affected by strategies and transactions that we undertook to expand our business, domestically and internationally, in part to address significant changes in the health care industry, including consolidation of health care distribution companies, health care reform, trends toward managed care, cuts in Medicare and collective purchasing arrangements.

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

In addition to the foregoing, the Health Care Reform Law imposed new reporting and disclosure requirements for pharmaceutical and device manufacturers with regard to payments or other transfers of value made to certain practitioners, including physicians, dentists and teaching hospitals, and imposes new reporting and disclosure requirements for pharmaceutical and device manufacturers and group purchasing organizations with regard to certain ownership interests held by physicians in the reporting entity.  Under the Health Care Reform Law, data collection obligations were to commence in January 2012, and reporting requirements were to be implemented in 2013.  On December 14, 2011, CMS issued proposed regulations to implement these provisions, and sought and received substantial comments.  CMS has delayed issuing the final rule and at this time has not indicated when the final rule will be issued.  These proposed regulations are broadly drafted and still subject to change, and it is possible that when these regulations are finalized, they will treat us or one or more of our subsidiaries as an entity subject to these reporting and disclosure requirements.   In addition, through business arrangements we have with drug and device manufacturers, we may be required to collect and report detailed information to these manufacturers in order for these manufacturers to comply with the new requirements.  In addition, several states require pharmaceutical and/or device companies to report expenses relating to the marketing and promotion of products as well as gifts and payments to individual practitioners in the states, or prohibit certain marketing related activities.  Other states, such as California, Nevada, Massachusetts and Connecticut, require pharmaceutical and/or device companies to implement compliance programs or marketing codes.  Wholesale distributors are covered by the laws in certain of these states.  In others, it is possible that our activities, including on behalf of manufacturers, or the activities of one or more of our subsidiaries, will subject us to the state’s reporting requirements and prohibitions.

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

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”).  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws and regulations can result in substantial penalties and other liabilities.  As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted in 2009, some of our businesses that were previously only indirectly affected by federal HIPAA privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers.  A rule implementing the HITECH Act has been under development by CMS and is expected to increase the privacy and security requirements applicable to some of our businesses.  There have been delays in issuing the final rule and at this time CMS has not indicated when the final rule will be issued.

In addition, the HITECH Act established a program of Medicare and Medicaid incentive payments available to certain health care providers including, among others, physicians and dentists, if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with “stage two” criteria for periods beginning in 2014, which are more demanding, and new, incrementally more rigorous criteria are expected to be issued for stage “three” compliance, however final standards have not yet been issued and so these criteria are not yet certain.  Certain of our businesses involve the manufacture and sale of certified EHR systems, and so must maintain compliance with these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM.  They were originally to be implemented on October 1, 2013, but CMS recently issued a final rule that extended the implementation date until October 1, 2014.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe that we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 29, 2012 and September 24, 2011 and cash flows for the nine months ended September 29, 2012 and September 24, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 29,	September 24,	September 29,	September 24,
	2012	2011	2012	2011
Operating results:
Net sales	$2,231,058	$2,111,693	$6,531,529	$6,190,094
Cost of sales	1,622,014	1,524,273	4,687,511	4,424,628
Gross profit	609,044	587,420	1,844,018	1,765,466
Operating expenses:
Selling, general and administrative	459,422	444,159	1,391,207	1,346,690
Restructuring costs	-	-	15,192	-
Operating income	$149,622	$143,261	$437,619	$418,776

Other expense, net	$(3,037)	$(2,751)	$(10,094)	$(9,532)
Net income	105,310	100,808	301,673	288,835
Net income attributable to Henry Schein, Inc.	96,771	91,961	275,609	262,931

Cash flows:
Net cash provided by operating activities			$208,438	$276,799
Net cash used in investing activities			(237,300)	(172,713)
Net cash used in financing activities			(29,295)	(143,970)

Plan of Restructuring

During the nine months ended September 29, 2012, we incurred restructuring costs of approximately $15.2 million (approximately $10.5 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions, facility closing costs, representing primarily lease terminations and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program during the remainder of our 2012 fiscal year.

Three Months Ended September 29, 2012 Compared to Three Months Ended September 24, 2011

Net Sales

Net sales for the three months ended September 29, 2012 and September 24, 2011 were as follows (in thousands):

		September 29,	% of	September 24,	% of	Increase/(Decrease)
		2012	Total	2011	Total	$	%
Health care distribution (1):
	Dental	$1,119,430	50.2%	$1,123,021	53.2%	$(3,591)	(0.3)%
	Medical	442,538	19.8	424,596	20.1	17,942	4.2
	Animal health	598,124	26.8	501,884	23.8	96,240	19.2
	Total health care distribution	2,160,092	96.8	2,049,501	97.1	110,591	5.4
Technology and value-added services (2)		70,966	3.2	62,192	2.9	8,774	14.1
	Total	$2,231,058	100.0%	$2,111,693	100.0%	$119,365	5.7

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

The $119.4 million, or 5.7%, increase in net sales for the three months ended September 29, 2012 includes an increase of 8.9% in local currency growth (4.4% increase in internally generated revenue and 4.5% growth from acquisitions) partially offset by a decrease of 3.2% related to foreign currency exchange.  During the three months ended September 29, 2012, seasonal influenza vaccine sales were lower than in the comparable prior year quarter.  Excluding sales of seasonal influenza vaccines from both periods, net sales increased 6.4%, with 9.8% growth in local currencies including 5.1% internal sales growth.

The $3.6 million, or 0.3%, decrease in dental net sales for the three months ended September 29, 2012 includes an increase of 3.4% in local currencies (2.3% increase in internally generated revenue and 1.1% growth from acquisitions) partially offset by a decrease of 3.7% related to foreign currency exchange.  The 3.4% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 1.0% (0.8% increase in internally generated revenue and 0.2% growth from acquisitions) and dental consumable merchandise sales growth of 4.1% (2.7% increase in internally generated revenue and 1.4% growth from acquisitions).

The $17.9 million, or 4.2%, increase in medical net sales for the three months ended September 29, 2012 includes an increase of 4.8% in local currency growth (3.5% increase in internally generated revenue and 1.3% growth from acquisitions) partially offset by a decrease of 0.6% related to foreign currency exchange.  Excluding sales of seasonal influenza vaccines from both periods, medical sales increased 8.4%, with 9.1% growth in local currencies including 7.6% internal sales growth.

The $96.2 million, or 19.2%, increase in animal health net sales for the three months ended September 29, 2012 includes an increase of 23.9% in local currency growth (9.1% internally generated growth and 14.8% growth from acquisitions) partially offset by a decrease of 4.7% related to foreign currency exchange.

The $8.8 million, or 14.1%, increase in technology and value-added services net sales for the three months ended September 29, 2012 includes an increase of 14.7% in local currency growth (11.2% internally generated growth and 3.5% growth from acquisitions) partially offset by a decrease of 0.6% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 29, 2012 and September 24, 2011 were as follows (in thousands):

	September 29,	Gross	September 24,	Gross	Increase
	2012	Margin %	2011	Margin %	$	%
Health care distribution	$563,324	26.1%	$546,752	26.7%	$16,572	3.0%
Technology and value-added services	45,720	64.4	40,668	65.4	5,052	12.4
Total	$609,044	27.3	$587,420	27.8	$21,624	3.7

For the three months ended September 29, 2012, gross profit increased $21.6 million, or 3.7%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $16.6 million, or 3.0%, for the three months ended September 29, 2012 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.1% for the three months ended September 29, 2012 from 26.7% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $5.1 million, or 12.4%, for the three months ended September 29, 2012 compared to the prior year period.  Technology gross profit margin decreased to 64.4% for the three months ended September 29, 2012 from 65.4% for the comparable prior year period, primarily due to changes in the product sales mix and from higher support costs associated with our growing number of software and eServices customers.  Revenues generated from lower than average gross margins grew at a greater rate than traditional electronic services (i.e. claims processing) or software sales, which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 29, 2012 and September 24, 2011 were as follows (in thousands):

		% of		% of
	September 29,	Respective	September 24,	Respective	Increase
	2012	Net Sales	2011	Net Sales	$	%
Health care distribution	$433,393	20.1%	$421,136	20.5%	$12,257	2.9%
Technology and value-added services	26,029	36.7	23,023	37.0	3,006	13.1
Total	$459,422	20.6	$444,159	21.0	$15,263	3.4

Selling, general and administrative expenses increased $15.3 million, or 3.4%, to $459.4 million for the three months ended September 29, 2012 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.6% from 21.0% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $11.0 million, or 3.9%, to $291.6 million for the three months ended September 29, 2012 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.1% from 13.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $4.3 million, or 2.6%, to $167.8 million for the three months ended September 29, 2012 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.5% from 7.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 29, 2012 and September 24, 2011 were as follows (in thousands):

	September 29,	September 24,	Variance
	2012	2011	$	%
Interest income	$3,283	$3,830	$(547)	(14.3)%
Interest expense	(7,308)	(6,813)	(495)	(7.3)
Other, net	988	232	756	325.9
Other expense, net	$(3,037)	$(2,751)	$(286)	(10.4)

Other expense, net increased by $0.3 million for the three months ended September 29, 2012 compared to the prior year period.  Interest income decreased $0.5 million primarily due to lower investment income as well as a decrease in late fee income.  Interest expense increased $0.5 million primarily due to an increase in borrowings under our private placement shelf facilities, partially offset by lower interest expense due to reduced borrowings and lower interest rates on our Butler Animal Health Supply, LLC, or BAHS, debt. Other, net increased by $0.8 million due primarily to a gain related to an increase in the fair value of an equity affiliate which is now being reported as a consolidated entity beginning in the third quarter of 2012.

Income Taxes

For the three months ended September 29, 2012, our effective tax rate was 30.5% compared to 31.5% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Net Income

Net income increased $4.5 million, or 4.5%, for the three months ended September 29, 2012, compared to the prior year period due to the factors noted above.

Nine Months Ended September 29, 2012 Compared to Nine Months Ended September 24, 2011

Net Sales

Net sales for the nine months ended September 29, 2012 and September 24, 2011 were as follows (in thousands):

		September 29,	% of	September 24,	% of	Increase
		2012	Total	2011	Total	$	%
Health care distribution (1):
	Dental	$3,461,015	53.0%	$3,419,609	55.2%	$41,406	1.2%
	Medical	1,158,486	17.7	1,106,537	17.9	51,949	4.7
	Animal health	1,709,972	26.2	1,484,053	24.0	225,919	15.2
	Total health care distribution	6,329,473	96.9	6,010,199	97.1	319,274	5.3
Technology and value-added services (2)		202,056	3.1	179,895	2.9	22,161	12.3
	Total	$6,531,529	100.0%	$6,190,094	100.0%	$341,435	5.5

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

The $341.4 million, or 5.5%, increase in net sales for the nine months ended September 29, 2012 includes an increase of 7.9% in local currency growth (5.6% increase in internally generated revenue and 2.3% growth from acquisitions) partially offset by a decrease of 2.4% related to foreign currency exchange.  During the nine months ended September 29, 2012, seasonal influenza vaccine sales were lower than in the comparable prior year period.  Excluding sales of seasonal influenza vaccines from both periods, net sales increased 5.8%, with 8.2% growth in local currencies including 5.8% internal sales growth.

The $41.4 million, or 1.2%, increase in dental net sales for the nine months ended September 29, 2012 includes an increase of 4.1% in local currencies (3.5% increase in internally generated revenue and 0.6% growth from acquisitions) partially offset by a decrease of 2.9% related to foreign currency exchange.  The 4.1% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 0.9% (0.6% increase in internally generated revenue and 0.3% growth from acquisitions) and dental consumable merchandise sales growth of 5.2% (4.4% increase in internally generated revenue and 0.8% growth from acquisitions).

The $51.9 million, or 4.7%, increase in medical net sales for the nine months ended September 29, 2012 includes an increase of 5.2% in local currency growth (4.5% internally generated growth and 0.7% growth from acquisitions) partially offset by a decrease of 0.5% related to foreign currency exchange.  Excluding sales of seasonal influenza vaccines from both periods, medical sales increased 6.1%, with 6.6% growth in local currencies including 5.9% internal sales growth.

The $225.9 million, or 15.2%, increase in animal health net sales for the nine months ended September 29, 2012 includes an increase of 18.1% in local currency growth (10.7% internally generated growth and 7.4% growth from acquisitions) partially offset by a decrease of 2.9% related to foreign currency exchange.

The $22.2 million, or 12.3%, increase in technology and value-added services net sales for the nine months ended September 29, 2012 includes an increase of 12.8% in local currency growth (9.7% internally generated growth and 3.1% growth from acquisitions) partially offset by a decrease of 0.5% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 29, 2012 and September 24, 2011 were as follows (in thousands):

	September 29,	Gross	September 24,	Gross	Increase
	2012	Margin %	2011	Margin %	$	%
Health care distribution	$1,712,945	27.1%	$1,647,782	27.4%	$65,163	4.0%
Technology and value-added services	131,073	64.9	117,684	65.4	13,389	11.4
Total	$1,844,018	28.2	$1,765,466	28.5	$78,552	4.4

For the nine months ended September 29, 2012, gross profit increased $78.6 million, or 4.4%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $65.2 million, or 4.0%, for the nine months ended September 29, 2012 compared to the prior year period.  Health care distribution gross profit margin decreased to 27.1% for the nine months ended September 29, 2012 from 27.4% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $13.4 million, or 11.4%, for the nine months ended September 29, 2012 compared to the prior year period.  Technology gross profit margin decreased to 64.9% for the nine months ended September 29, 2012 from 65.4% for the comparable prior year period, primarily due to changes in the product sales mix and from higher support costs associated with our growing number of software and eServices customers.  Revenues generated from lower than average gross margins grew at a greater rate than traditional electronic services (i.e. claims processing) or software sales, which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 29, 2012 and September 24, 2011 were as follows (in thousands):

		% of		% of
	September 29,	Respective	September 24,	Respective	Increase
	2012	Net Sales	2011	Net Sales	$	%
Health care distribution	$1,314,765	20.8%	$1,278,222	21.3%	$36,543	2.9%
Technology and value-added services	76,442	37.8	68,468	38.1	7,974	11.6
Total	$1,391,207	21.3	$1,346,690	21.8	$44,517	3.3

Selling, general and administrative expenses increased $44.5 million, or 3.3%, to $1,391.2 million for the nine months ended September 29, 2012 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.3% from 21.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $12.5 million, or 1.4%, to $881.4 million for the nine months ended September 29, 2012 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.5% from 14.0% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $32.0 million, or 6.7%, to $509.8 million for the nine months ended September 29, 2012 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.8% from 7.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the nine months ended September 29, 2012 and September 24, 2011 were as follows (in thousands):

	September 29,	September 24,	Variance
	2012	2011	$	%
Interest income	$10,222	$11,955	$(1,733)	(14.5)%
Interest expense	(22,659)	(22,800)	141	0.6
Other, net	2,343	1,313	1,030	78.4
Other expense, net	$(10,094)	$(9,532)	$(562)	(5.9)

Other expense, net increased by $0.6 million for the nine months ended September 29, 2012 compared to the prior year period.  Interest income decreased $1.7 million primarily due to lower investment income as well as a decrease in late fee income.  Interest expense decreased $0.1 million primarily due to a net reduction in borrowings under our BAHS debt, partially offset by increased interest expense related to increased borrowings under our private placement shelf facilities and bank credit lines. Other, net increased by $1.0 million due primarily to a gain related to an increase in the fair value of an equity affiliate, which is now being reported as a consolidated entity beginning in the third quarter of 2012, as well as net proceeds received from litigation settlements.

Income Taxes

For the nine months ended September 29, 2012, our effective tax rate was 31.3% compared to 32.0% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes.

Net Income

Net income increased $12.8 million, or 4.4%, for the nine months ended September 29, 2012, compared to the prior year period due to the factors noted above.

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

Net cash flow provided by operating activities was $208.4 million for the nine months ended September 29, 2012, compared to $276.8 million for the comparable prior year period.  The net change of $68.4 million was primarily attributable to changes in net working capital, partially offset by net income improvements.

Net cash used in investing activities was $237.3 million for the nine months ended September 29, 2012, compared to $172.7 million for the comparable prior year period.  The net change of $64.6 million was primarily due to increases in payments for equity investments and business acquisitions.  We expect to invest approximately $10 million to $20 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used in financing activities was $29.3 million for the nine months ended September 29, 2012, compared to $144.0 million for the comparable prior year period.  The net change of $114.7 million was primarily due to increased net proceeds from debt and increased bank borrowings, partially offset by increased repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 29,	December 31,
	2012	2011
Cash and cash equivalents	$89,336	$147,284
Available-for-sale securities - long-term	5,671	11,329
Working capital	1,063,221	1,000,868

Debt:
Bank credit lines	$155,219	$55,014
Current maturities of long-term debt	17,739	22,819
Long-term debt	436,426	363,524
Total debt	$609,384	$441,357

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of September 29, 2012, we have approximately $6.5 million ($5.7 million net of temporary impairments) invested in auction-rate securities (“ARS”), consisting of investments backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of September 29, 2012, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 40.4 days as of September 29, 2012 from 41.7 days as of September 24, 2011.  Our inventory turns from operations decreased to 6.3 as of September 29, 2012 from 6.5 as of September 24, 2011.  Our working capital accounts may be impacted by current and future economic conditions.

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires in September 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired in September 2013.  The borrowings outstanding under this revolving credit facility were $125.0 million as of September 29, 2012.  The interest rate, which was 0.78% during the nine months ended September 29, 2012, is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of September 29, 2012, we had various other short-term bank credit lines available, of which approximately $30.2 million was outstanding.  During the nine months ended September 29, 2012, borrowings under all of our credit lines had a weighted average interest rate of 1.02%.  As of September 29, 2012, there were $10.1 million of letters of credit provided to third parties under the credit facility.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.

The components of our private placement facility borrowings as of September 29, 2012 are presented in the following table:

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

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of remaining quarterly installments	8	12
Quarterly payments from:
December 31, 2012 through June 30, 2013	4,930
September 30, 2013 through June 30, 2014	8,766
July 1, 2014 through September 30, 2014	2,739
December 31, 2012 through September 30, 2015		4,239
Final installment due on December 31, 2014	65,196
Final installment due on December 31, 2015		135,287
Balance outstanding as of September 29, 2012	81,631	138,750	-
Interest rate on debt	LIBOR plus a margin of 2.50%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 2.50%
Interest rate on debt - LIBOR floor		1.25%

During 2011 and 2012, BAHS made prepayments on Term Loans A and B, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

The outstanding balance of $220.4 million (net of unamortized debt discount) is reflected in our consolidated balance sheet as of September 29, 2012.

The debt agreement provides, among other things, that BAHS maintain certain interest coverage and maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, capital expenditures, liens, affiliate transactions, disposal of assets and certain changes in ownership.  In addition, the debt agreement contains provisions which, under certain circumstances, require BAHS to make prepayments based on excess cash flows of BAHS as defined in the debt agreement.

Stock Repurchases

From June 21, 2004 through September 29, 2012, we repurchased $715.7 million, or 12,697,036 shares, under our common stock repurchase programs.  On April 18, 2012, our Board of Directors authorized an additional $200.0 million for additional repurchases of our common stock, $84.3 million of which is available as of September 29, 2012 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 29, 2012 and the year ended December 31, 2011 are presented in the following table:

	September 29,	December 31,
	2012	2011
Balance, beginning of period	$402,050	$304,140
Decrease in redeemable noncontrolling interests due to
redemptions	(23,169)	(160,254)
Increase in redeemable noncontrolling interests due to
business acquisitions	30,515	13,618
Net income attributable to redeemable noncontrolling interests	25,741	36,514
Dividends declared	(10,963)	(15,212)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	31	(889)
Change in fair value of redeemable securities	(5,908)	224,133
Other adjustment to redeemable noncontrolling interests	(42,636)	-
Balance, end of period	$375,661	$402,050

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 29, 2012 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity and acquisition integrations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 29, 2012, we completed the acquisition of medical, technology and dental businesses with approximate aggregate annual revenues of $102.0 million.  In addition, post-acquisition related activities continued for an animal health business we acquired during 2011 as well as for animal health, dental, and technology businesses acquired during 2012 representing aggregate annual revenues of approximately $643.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.

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

As of September 29, 2012, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

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

As of September 29, 2012, we had repurchased $715.7 million of common stock (12,697,036 shares) under these initiatives, with $84.3 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 29, 2012:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
07/01/12 through 08/04/12	521,700	$77.50	521,700	1,344,110
08/05/12 through 09/01/12	35,935	74.53	35,935	1,301,891
09/02/12 through 09/29/12	200,898	$78.10	200,898	1,064,237
	758,533		758,533

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month end fiscal period based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Amendment Number Three to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective January 1, 2008.*+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
_________
+    Filed herewith
* Indicates management contract or compensatory plan or agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Henry Schein, Inc.
(Registrant)

By: /s/ Steven Paladino
Steven Paladino
Executive Vice President and
Chief Financial Officer
(Authorized Signatory and Principal Financial
and Accounting Officer)

Dated: November 7, 2012