Form 10-K
period 2012-12-29
HENRY SCHEIN INC
filed 2013-02-13
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2012

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
YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on June 30, 2012, was approximately $6,978,125,000.

As of February 4, 2013, there were 87,573,322 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 29, 2012) are incorporated by reference in Part III hereof.

PART I

ITEM 1.  Business

General

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, medical and animal health care practitioners.  We serve over 775,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 80 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 15,000 people (of which nearly 7,000 are based outside the United States) and have operations or affiliates in 25 countries, including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand, Turkey and the United Kingdom.

We offer a comprehensive selection of products and services and value-added solutions for operating efficient practices and delivering high quality care.  We operate through a centralized and automated distribution network with a selection of more than 96,000 branded products and Henry Schein private brand products in stock, as well as more than 110,000 additional products available as special order items.  We also offer our customers exclusive, innovative technology solutions, including practice management software and e-commerce solutions, as well as a broad range of financial services.

We have established approximately four million square feet of space in 67 strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency.  This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs.  Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, medical and animal health operating segments.  This segment consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.

Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, plus continuing education services for practitioners.

Industry

The health care products distribution industry, as it relates to office-based health care practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $30 billion in 2012 in the combined North American, European and Australian/New Zealand markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

Competition

The distribution and manufacture of health care supplies and equipment is highly competitive.  Many of the health care distribution products we sell are available to our customers from a number of suppliers.  In addition, our competitors could obtain exclusive rights from manufacturers to market particular products.  Manufacturers also could seek to sell directly to end-users, and thereby eliminate or reduce our role and that of other distributors.

In North America, we compete with other distributors, as well as several manufacturers, of dental, medical and animal health products, primarily on the basis of price, breadth of product line, customer service and value-added products and services.  In the sale of our dental products, our primary competitors are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company.  In addition, we compete against a number of other distributors that operate on a national, regional and local level.  Our primary competitors in the sale of medical products are McKesson Corp., PSS World Medical, Inc. and Cardinal Health, Inc., which are national distributors.  In the animal health market, our primary competitors are MWI Veterinary Supply, Inc. and the Patterson Veterinary Supply division of Patterson Companies, Inc.  We also compete against a number of regional and local medical and animal health distributors, as well as a number of manufacturers that sell directly to physicians and veterinarians.  With regard to our dental practice management software, we compete against numerous companies, including Carestream Health, Inc. and the Patterson Dental division of Patterson Companies, Inc.  The medical practice management and electronic medical records market is very fragmented and we compete with numerous companies such as NextGen Healthcare Information Systems, Inc., eClinicalWorks, Allscripts, LLC and athenahealth, Inc.  In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and the Patterson Veterinary Supply division of Patterson Companies, Inc.

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Planmeca Oy, Arseus NV, Billericay Dental Supply Co. Ltd., National Veterinary Services and Alcyon SA, as well as a large number of dental, medical and animal health product distributors and manufacturers in Australia, Austria, Belgium, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand, Turkey and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 80 years of experience in distributing products to health care practitioners resulting in strong awareness of the “Henry Schein” brand.  Our competitive strengths include:

A focus on meeting our customers’ unique needs.  We are committed to providing customized solutions to our customers that are driven by our understanding of the market and reflect the technology-driven products and services best suited for their practice needs.

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•
Field sales consultants.  We have approximately 3,300 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•
Direct marketing.  During 2012, we distributed approximately 31.6 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based health care customers.

•
Telesales.  We support our direct marketing effort with approximately 1,650 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

•	Electronic commerce solutions. We provide our customers and sales teams with innovative and competitive Internet, PC and mobile e-commerce solutions.

•	Social media. Our operating entities and employees engage our customers and supplier partners through various social media platforms.

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•
Consumable supplies and equipment.  We offer over 96,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 51,000 are offered to our dental customers, approximately 39,000 to our medical customers and approximately 15,500 to our animal health customers.  We offer over 110,000 additional SKUs to our customers in the form of special order items.

•
Technology and other value-added products and services.  We sell practice management software systems to our dental, medical and animal health customers.  Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  As of December 29, 2012, we have an active user base of more than 75,000 practices, including Dentrix®, Easy Dental®, Oasis®, Evolution® and EXACT®, Power Practice Px, AxiUm, EndoVision, PerioVision, OMSVision and ViiveTM for dental practices, MicroMD® for physician practices and Advantage+, AVImark®, DVM Manager®, Infinity, Sunpoint, Triple Crown® and Vetech Advantage for animal health practices.

•
Repair services.  We have 187 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.  Our ProRepair technicians provide installation and repair services for: dental handpieces; dental, medical and animal health small equipment; table top sterilizers; and large dental equipment.

•
Financial services.  We offer our customers solutions in operating their practices more efficiently by providing access to a number of financial services and products (including non-recourse financing for equipment, technology and software products; non-recourse patient financing; collection services and credit card processing) at rates that we believe are generally lower than what our customers would be able to secure independently. We also provide dental practice valuation and brokerage services.

Commitment to superior customer service.  We maintain a strong commitment to providing superior customer service.  We frequently monitor our customer service through customer surveys, focus groups and statistical reports.  Our customer service policy primarily focuses on:

•
Exceptional order fulfillment.  We ship an average of approximately 120,000 cartons daily.  Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of health care products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2012, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 37% and 7%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our health care distribution and technology reportable segments.  Certain prior period amounts have been reclassified to conform to the current period presentation:

		2012	2011	2010
Health care distribution:
	Dental products (1)	53.4	55.9	58.7
	Medical products (2)	17.4	17.6	18.2
	Animal health products (3)	26.0	23.6	20.4

	Total health care distribution	96.8	97.1	97.3

Technology:
	Software and related products and
	other value-added products (4)	3.2	2.9	2.7

Total		100.0%	100.0%	100.0%

(1)	Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants,
	gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, equipment
	repair and high-tech equipment.

(2)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products,
	equipment and vitamins.

(3)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(4)	Includes software and related products and other value-added products, including financial products and other services, including
	e-services and continuing education services for practitioners.

Business Strategy

Our objective is to continue to expand as a global value-added provider of health care products and services to office-based dental, medical and animal health care practitioners.  To accomplish this, we will apply our competitive strengths in executing the following strategies:

•
Increase penetration of our existing customer base.  We have over 775,000 customers worldwide and we intend to increase sales to our existing customer base and enhance our position as their primary supplier.

•
Increase the number of customers we serve.  This strategy includes increasing the number and productivity of field sales consultants, as well as using our customer database to focus our marketing efforts in all of our operating segments.  In the dental business, we provide products and services to traditional dental practices as well as new emerging segments, such as dental support organizations and community health centers.  Leveraging our unique assets and capabilities, we offer solutions to address these new markets.  In the medical business, we have expanded to serve customers located in settings outside of the traditional office, such as urgent care clinics, retail and occupational health settings.  As settings of health care shift, we remain committed to serving these practitioners and providing them with the products and services they need.

•
Leverage our value-added products and services.  We continue to increase cross-selling efforts for key product lines utilizing a consultative selling process.  In the dental business, we have significant cross-selling opportunities between our dental practice management software users and our dental distribution customers.  In the medical business, we have opportunities to expand our vaccine, injectables and other pharmaceuticals sales to health care practitioners, as well as cross-selling core products and electronic health record and practice management software.  Our strategy extends to providing health systems, integrated delivery networks and other large group and multi-site health care organizations, that include physician clinics, these same value added products and services.  As physicians and health systems closely align, we have increased access to opportunities for cross-marketing and selling our product and service portfolios.  In the animal health business, we have opportunities to cross-sell practice management software and other products.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services.  Between 2012 and 2022, the 45 and older population is expected to grow by approximately 13%.  Between 2012 and 2032, this age group is expected to grow by approximately 26%.  This compares with expected total U.S. population growth rates of approximately 9% between 2012 and 2022 and approximately 18% between 2012 and 2032.

In the dental industry, there is predicted to be a rise in oral health care expenditures as the 45 and older segment of the population increases.  There is increasing demand for new technologies that allow dentists to increase productivity, and this is being driven in the U.S. by lower insurance reimbursement rates.  At the same time, there is an expected increase in dental insurance coverage.

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

The animal health market, impacted by growing companion pet ownership and care, as well increased focus on safety and efficiency in livestock production, continues to provide additional growth opportunities for us.  We support the animal health practitioners we serve through the distribution of biologicals, pharmaceuticals, supplies and equipment and by actively engaging in the development, sale and distribution of veterinary practice management software.

Additionally, we are expanding our dental full-service model, our animal health presence and our medical offerings in countries where opportunities exist.  Through our “Schein Direct” program, we also have the capability to provide door-to-door air package delivery to practitioners in over 190 countries around the world.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results also may be adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	costs of developing new applications and services;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in the cost of shipping or service issues with our third-party shippers;

•	restructuring costs; and

•	changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

Governmental Regulations

Operating, Security and Licensure Standards

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Among the federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, and Section 361 of the Public Health Service Act.  We are also subject to comparable foreign regulations.

The Federal Food, Drug, and Cosmetic Act (“FDC Act”) generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act, which provides authority to prevent the spread of communicable diseases, serves as the legal basis for the United States Food and Drug Administration’s regulation of human cells, tissues, and cellular and tissue-based products, also known as HCT/P products.

The FDC Act also establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed by each state in which they conduct business, provide certain drug pedigree information on the distribution of prescription drugs and act in accordance with federally established guidelines on storage, handling and record maintenance.

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

Certain of our businesses are required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the United States Food and Drug Administration, the United States Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue. The United States Drug Enforcement Administration, the United States Food and Drug Administration and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls of products we sell, which could result in financial losses and potential reputational harm.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions.  In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the medical supply channel.  For example, Florida and certain other states have implemented or are implementing drug pedigree requirements that require that prescription drugs be distributed with records or information documenting the prior distribution of the drug, from distributors and potentially back to the manufacturers.  California has enacted a law requiring the implementation of an electronic drug pedigree system that provides track and trace chain of custody technologies, such as radio frequency identification, or RFID, technologies.  The law will take effect on a staggered basis, commencing on January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers.  There have been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.

At the federal level, the FDC Act requires certain wholesalers to provide a drug pedigree for each wholesale distribution of prescription drugs which includes an identifying statement that records the chain of ownership of a prescription drug.  Currently, the United States Food and Drug Administration, in the exercise of its enforcement discretion, requires these wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.

The FDC Act also requires the United States Food and Drug Administration to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs.  These standards include any track and trace or authentication technologies, such as RFID and other technologies.  The United States Food and Drug Administration has continued to develop its policies in this area, such as issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages, and issuing a proposed rule in July 2012 for a unique medical device identification system.

Certain of our businesses also maintain contracts with governmental agencies and are subject to certain regulatory requirements specific to government contractors.

Health Care Fraud

Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations.  Some of these laws-referred to as “false claims laws”- prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs.  Other laws, referred to as “anti-kickback laws”, prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs.

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of  “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the anti-kickback law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal anti-kickback law violation can be a basis for federal False Claims Act liability.

        The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  We are now engaged in discussions with the government that may lead to changes in certain of our marketing practices and, potentially, payments which we do not expect to be material.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law” (discussed in more detail in Health Care Reform, below), by the second quarter of 2014, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners

(including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which is likely to include us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity in recent years.

Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on our business.  Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.  Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.  In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.

While we believe that we are substantially compliant with fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response, could adversely affect our business.

Health Care Reform

The Health Care Reform Law also included other provisions to reduce fraud and abuse and Medicare expenditures and the cost of health care generally, to increase federal oversight of private health insurance plans and to increase access to health coverage, some of which impact and further regulate some of our businesses.  In particular, a Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act, imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  Implementation had been delayed pending the issuance of applicable rules by the Centers for Medicare and Medicaid Services (“CMS”).  On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.   The final rule provides that data collection activities begin on August 1, 2013, and first disclosure reports are due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  On or about June 1, 2014, CMS will publish information from these reports, including amounts transferred and physician, dentist and teaching hospital identities, in a national publicly available data bank.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous, and broad in scope, and we are in the process of analyzing its application to our businesses.  For example, the final rule is unclear as to whether the Physician Payment Sunshine Act requires that wholesale drug and device distributors that take title to the products they distribute, such as we generally do, are to be treated as “applicable manufacturers” subject to full reporting requirements.  The CMS commentary on the final rule indicates that they are; however, this interpretation appears to be inconsistent with the language of the Physician Payment Sunshine Act itself.  In addition, because certain of our subsidiaries manufacture drugs and devices, we will in any event likely be required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have adequate compliance programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule is likely to pose additional costs on us.

On June 28, 2012, the United States Supreme Court overturned certain lower federal court decisions to uphold as constitutional a key provision in the Health Care Reform Law often referred to as the “individual mandate,” which requires individuals without health insurance to pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding. The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion. A number of states have indicated a reluctance to accept the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.

Regulated Software; Electronic Health Records

The United States Food and Drug Administration, or FDA, has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has been developing policies on regulating clinical decision support tools as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws can result in substantial penalties and other liabilities. As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers. On January 17, 2013 the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements.  Compliance with the rule is required by September 23, 2013, and will increase the requirements applicable to some of our businesses.

In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives, if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with “stage two” criteria for periods beginning in 2014, which are more demanding, and new, incrementally more rigorous criteria are expected to be issued for stage “three” compliance, however, final standards have not yet been issued and so these criteria are not yet  certain.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that, electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM. They were originally to be implemented on October 1, 2013, but CMS recently issued a final rule that extended the implementation date until October 1, 2014.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business, there can be no assurance that regulations that impact our business or customers’ practices will not have a material adverse impact on our business.  As a result of political, economic and regulatory influences, the health care distribution industry in the United States is under intense scrutiny and subject to fundamental changes.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

See “ITEM 1A. Risk Factors” for a discussion of additional burdens, risks and regulatory developments that may affect our results of operations and financial condition.

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

Employees

As of December 29, 2012, we employed more than 15,000 full-time employees, including approximately 1,650 telesales representatives, 3,300 field sales consultants, including equipment sales specialists, 2,925 warehouse employees, 725 computer programmers and technicians, 1,475 management employees and 5,550 office, clerical and administrative employees.  Over 315 or 2.1% of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	63	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	60	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	59	President, Chief Operating Officer, Chief Executive Officer, Henry Schein
		Global Dental, Director
Leonard A. David	64	Senior Vice President, Chief Compliance Officer
James Harding	57	Senior Vice President, Chief Technology Officer
Stanley Komaroff	77	Senior Advisor
Mark E. Mlotek	57	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino	55	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	58	Senior Vice President, Chief Merchandising Officer
Lonnie Shoff	54	President and Chief Executive Officer, Global Animal Health and
		Strategic Partnerships
Michael Zack	60	President, International Group

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

James P. Breslawski has been our President and Chief Operating Officer since 2005 and a director since 1992.  Mr. Breslawski is also the Chief Executive Officer of our Henry Schein Global Dental Group.  Mr. Breslawski held the position of Executive Vice President and President of U.S. Dental from 1990 to 2005, with primary responsibility for the North American Dental Group.  Between 1980 and 1990, Mr. Breslawski held various positions with us, including Chief Financial Officer, Vice President of Finance and Administration and Controller.

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

Mark E. Mlotek has been Executive Vice President and Chief Strategic Officer since 2004.  Mr. Mlotek was Senior Vice President of Corporate Business Development from 2000 to 2004.  Prior to that, Mr. Mlotek was Vice President, General Counsel and Secretary from 1994 to 1999 and became a director in 1995.  Prior to joining us, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, counsel to us, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.

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

Lonnie Shoff has been President and Chief Executive Officer of the Global Animal Health and Strategic Partnerships Group since 2009.  Prior to joining us, Ms. Shoff was employed with Roche Diagnostics, where she held a series of positions of increasing responsibility in the United States and Switzerland over the past 20 years, most recently as Senior Vice President General Manager, Applied Science.

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

The health care products distribution industry is highly competitive and we may not be able to compete successfully.

We compete with numerous companies, including several major manufacturers and distributors.  Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully.  Most of our products are available from several sources and our customers tend to have relationships with several distributors.  Competitors could obtain exclusive rights to market particular products, which we would then be unable to market.  Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce our role and that of other distributors.  Industry consolidation among health care products distributors, price competition, the unavailability of products, whether due to our inability to gain access to products or to interruptions in supply from manufacturers, or the emergence of new competitors also could increase competition.  In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	costs of developing new applications and services;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in the cost of shipping or service issues with our third-party shippers;

•	restructuring costs; and

•	changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

Expansion of group purchasing organizations (“GPO”) or provider networks and the multi-tiered costing structure may place us at a competitive disadvantage.

The medical products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated health care providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Additionally, the formation of provider networks and GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which would in turn negatively impact our results of operations. Although we are seeking to obtain similar terms from manufacturers and obtain access to lower prices demanded by GPO contracts or other contracts and seeking to develop relationships with provider networks and new GPOs, we cannot assure such terms will be obtained or contracts will be executed.

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

Uncertain global macro-economic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign debt levels, the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues, consumer confidence, unemployment levels (and a corresponding increase in the uninsured and underinsured population), interest rates, availability of capital, fuel and energy costs, tax rates, health care costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us.  Government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending, and/or higher income or corporate taxes, which could depress spending overall.  Additionally, recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sales.  We generally sell products to customers with payment terms.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us.  Likewise, for similar reasons vendors may restrict credit or impose different payment terms.  Any inability of current and/or potential customers to pay us for our products and/or services or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

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

The health care industry is experiencing changes that could adversely affect our business.

The health care industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the health care industry has undergone significant change driven by various efforts to reduce costs, including: trends toward managed care; consolidation of health care distribution companies; consolidation of health care manufacturers; collective purchasing arrangements and consolidation among office-based health care practitioners; and changes in reimbursements to customers, as well as growing enforcement activities (and related monetary recoveries) by governmental officials.  Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services or changing the methodology by which reimbursement levels are determined.  If we are unable to react effectively to these and other changes in the health care industry, our operating results could be adversely affected.  In addition, the enactment of significant health care reforms could have a material adverse effect on our businesses.

The implementation of the Health Care Reform Law could adversely affect our business.

The Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expand health insurance coverage to uninsured Americans and changes the way health care is financed by both governmental and private payers.  We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Health Care Reform Law could affect us adversely.  Additionally, further federal and state proposals for health care reform are likely.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may adversely affect sales and cost of goods sold.  For example, (i) where we purchase medical devices from third-party manufacturers, the manufacturers may increase their prices to cover their payment of the excise tax and our costs to purchase such medical devices may therefore increase and (ii) where we manufacture medical devices or are the importer of record, our cost of goods sold have increased because we are subject to paying the excise tax.

The implementation of the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law could adversely affect our business.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act, imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. Implementation had been delayed pending the issuance of applicable rules by the Centers for Medicare and Medicaid Services (“CMS”).  On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act. The final rule provides that data collection activities begin on August 1, 2013, and first disclosure reports are due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  On or about June 1, 2014, CMS will publish information from these reports, including amounts transferred and physician, dentist and teaching hospital identities, in a national publicly available data bank.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous, and broad in scope, and we are in the process of analyzing its application to our businesses.  For example, the final rule is unclear as to whether the Physician Payment Sunshine Act requires that wholesale drug and device distributors that take title to the products they distribute, such as we generally do, are to be treated as “applicable manufacturers” subject to full reporting requirements.  The CMS commentary on the final rule indicates that they are; however, this interpretation appears to be inconsistent with the language of the Physician Payment Sunshine Act.  In addition, because certain of our subsidiaries manufacture drugs and devices, we will in any event likely be required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have adequate compliance programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule is likely to pose additional costs on us.

Failure to comply with existing and future regulatory requirements could adversely affect our business.

Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices, and human cells, tissue, and cellular and tissue-based products, also known as HCT/P products.  Among the federal laws with which we must comply are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, and Section 361 of the Public Health Services Act.  Among other things, such laws, and the regulations promulgated thereunder:

•	regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs, HCT/P products and medical devices;

•	subject us to inspection by the United States Food and Drug Administration and the United States Drug Enforcement Administration;

•	regulate the storage, transportation and disposal of certain of our products that are considered hazardous materials;

•	require us to advertise and promote our drugs and devices in accordance with applicable United States Food and Drug Administration requirements;

•	require registration with the United States Food and Drug Administration and the United States Drug Enforcement Administration and various state agencies;

•	require record keeping and documentation of transactions involving drug products;

•	require us to design and operate a system to identify and report suspicious orders of controlled substances to the United States Drug Enforcement Agency;

•	require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and

•	impose reporting requirements if a pharmaceutical, HCT/P products or medical device causes serious illness, injury or death.

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

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could negatively affect our business.  There can be no assurance that current government regulations will not adversely affect our business.  The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material. Allegations by a governmental body that we have not complied with these laws could have a material adverse impact on our businesses.  If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, and suspension or limitation of product sale and distribution.  If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses.  Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs, and damage our reputation.

If we fail to comply with laws and regulations relating to health care fraud, we could suffer penalties or be required to make significant changes to our operations, which could adversely affect our business.

We are subject to federal and state (and similar foreign) laws and regulations relating to health care fraud.  Some of these laws, referred to as “false claims laws”, prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs.  Other laws, referred to as “anti-kickback laws”, prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs.  Health care fraud measures may implicate, for example, our relationships with pharmaceutical manufacturers, our pricing and incentive programs for physician and dental practices, and our dental and physician practice management products that offer billing-related functionality.

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  We are now engaged in discussions with the government that may lead to changes in certain of our marketing practices and, potentially, payments which we do not expect to be material.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law, by the second quarter of 2014, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which is likely to include us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

The applicable requirements have been subject to varying interpretations, as well as heightened enforcement activity, over the past few years.  Also, significant enforcement activity has been the result of actions brought by “relators,” who file complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws, and under the federal False Claims Act can be entitled to receive up to 30% of total recoveries.  Violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  The Health Care Reform Law significantly strengthened the federal False Claims Act and federal anti-kickback law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal anti-kickback law violation can be a basis for federal False Claims Act liability.

We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity in recent years.

Failure to comply with health care fraud laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on our business.  Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.  Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.  In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial, regulatory authorities, increasing compliance risks.

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response, could adversely affect our business.

If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, we could be required to make significant changes to our products, or incur penalties or other liabilities.

State, federal and foreign laws, such as the federal Health Insurance Portability and Accountability Act of 1996, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released.  These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches.  Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations.  Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving claims submissions to third party payers.  These also continue to evolve and are often unclear and difficult to apply.  In addition, under the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was passed in 2009, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses serve as “business associates” to our customers.  On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements.  Compliance with the rule is required by September 23, 2013, and will increase the requirements applicable to some of our businesses.  Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

Our global operations are subject to inherent risks that could adversely affect our operating results.

Global operations are subject to risks that may materially adversely affect our business, results of operations and financial condition.  The risks that our global operations are subject to include, among other things:

•	difficulties and costs relating to staffing and managing foreign operations;

•	difficulties in establishing channels of distribution;

•	fluctuations in the value of foreign currencies;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	repatriation of cash from our foreign operations to the United States;

•	regulatory requirements;

•	anti-bribery, anti-corruption and laws pertaining to the accuracy of our internal books and records;

•	unexpected difficulties in importing or exporting our products;

•	imposition of import/export duties, quotas, sanctions or penalties;

•	difficulties and delays inherent in sourcing products and contract manufacturing in foreign markets;

•	limitations on our ability under local laws to protect our intellectual property;

•	unexpected regulatory, legal, economic and political changes in foreign markets;

•	civil disturbances, geopolitical turmoil, including terrorism, war or political or military coups; and

•	public health emergencies.

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

We are in the process of integrating companies that we acquired and including the operations, services, products and personnel of each company within our management policies, procedures and strategies.  We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions.  To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, working capital management, and financial and operational controls.  If we fail in any of these areas, our business could be adversely affected.

We face inherent risk of exposure to product liability and other claims in the event that the use of the products we sell results in injury.

Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of pharmaceutical products, medical devices, bone regeneration and other health care products.  Additionally, we own interests in companies that manufacture certain dental products. As a result, we are subject to the potential risk of product liability or other claims relating to the manufacture and distribution of products by those entities.  One of the potential risks we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.  In addition, some of the products that we transport and sell are considered hazardous materials.  The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability.  We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate.  In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection.  A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business and our reputation.

Our technology segment depends upon continued software and e-services product development, technical support and successful marketing.

Competition among companies supplying practice management software and/or e-services is intense and increasing.  Our future sales of practice management software and e-services will depend on, among other factors:

•	the effectiveness of our sales and marketing programs;

•	our ability to enhance our products and services to satisfy customer requirements; and

•	our ability to provide ongoing technical support.

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

Cyber-security risks generally associated with our information systems and our technology products and services could adversely affect our results of operations.

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

We develop products and provide services to our customers that are technology-based.  A cyber-attack that bypasses the security systems of our products or services causing a security breach and/or perceived security vulnerabilities in our products or services could cause significant reputational harm.  Actual or perceived vulnerabilities may lead to claims against us by our customers and/or governmental agencies.  Although our customer license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand all legal challenges.

Failure to maintain the confidentiality of sensitive customer data in accordance with applicable regulatory requirements, or to abide by electronic health data transmission standards, could also expose us to claims, fines and penalties and costs for remediation.  Additionally, legislative or regulatory action related to cyber-security may increase our costs to develop or implement new technology products and services.

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

In addition, our 1994 Stock Incentive Plan and 1996 Non-Employee Director Stock Incentive Plan provide for accelerated vesting of stock options upon a change in control.  These incentive plans also authorize the committee under the plans to provide for accelerated vesting of other types of equity awards in connection with a change in control at grant or thereafter, and certain other awards made under these incentive plans (such as restricted stock and restricted stock unit awards) accelerate upon a change in control or upon certain termination events in connection with a change in control.  Further, certain agreements between us and our executive officers provide for increased severance payments and certain benefits if those executive officers are terminated without cause by us or if they terminate for good reason in each case, within two years after a change in control or within ninety days prior to the effective date of the change in control or after the first public announcement of the pendency of the change in control.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2012 fiscal year.

ITEM 2.  Properties

We own or lease the following properties with more than 100,000 square feet:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Office and Distribution Center	Lyssach, Switzerland	Lease	180,000	July 2016
Office and Distribution Center	Tours, France	Own	161,000	N/A
Office and Distribution Center	Niagara on the Lake, Canada	Lease	128,000	September 2021
Office and Distribution Center	Bastian, VA	Own	108,000	N/A
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2017
Office and Distribution Center	Gillingham, United Kingdom	Lease	103,000	April 2020
Office and Distribution Center	Cuijk, Netherlands	Lease	101,000	May 2022
Distribution Center	Denver, PA	Lease	624,000	December 2021
Distribution Center	Indianapolis, IN	Lease	380,000	February 2019
Distribution Center	Sparks, NV	Lease	370,000	December 2016
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Grapevine, TX	Lease	242,000	July 2018
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	February 2019

The properties listed in the table above are our principal properties primarily used by our health care distribution segment.  In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand, Turkey and the United Kingdom.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business.  We have additional operating capacity at certain distribution center facilities.

ITEM 3.  Legal Proceedings

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations and other matters arising out of the ordinary course of our business.  In our opinion, pending matters will not have a material adverse effect on our financial condition or results of operations.

As of December 29, 2012, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2012 and 2011:

	High	Low
Fiscal 2012:
1st Quarter	$77.05	$64.74
2nd Quarter	80.38	71.97
3rd Quarter	80.75	72.84
4th Quarter	82.91	73.35

Fiscal 2011:
1st Quarter	$69.98	$61.26
2nd Quarter	74.48	67.21
3rd Quarter	74.98	58.50
4th Quarter	71.13	58.56

On February 4, 2013, there were approximately 508 holders of record of our common stock and the last reported sales price was $87.14.

Purchases of Equity Securities by the Issuer

Our current share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $1 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $1.1 billion of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000
November 12, 2012	300,000,000

As of December 29, 2012, we had repurchased $799.9 million of common stock (13,756,063 shares) under these initiatives, with $300.1 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 29, 2012:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
09/30/12 through 11/03/12	281,428	$77.50	281,428	838,904
11/04/12 through 12/01/12	230,700	78.00	230,700	4,265,239
12/02/12 through 12/29/12	546,899	81.16	546,899	3,753,319
	1,059,027		1,059,027

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2012 or 2011.  We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our stock repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 29, 2007, the last trading day before the beginning of our 2008 fiscal year, through the end of fiscal 2012 with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

$135
$125
$115
$105
$95
$85
$75
$65
$55
December 2007
December 2008
December 2009
December 2010
December 2011
December 2012
Henry Schein, Inc.
Dow Jones US Health Care Index
NASDAQ Composite Index

ASSUMES $100 INVESTED ON DECEMBER 29, 2007
ASSUMES DIVIDENDS REINVESTED

	December 29,	December 27,	December 26,	December 25,	December 31,	December 29,
	2007	2008	2009	2010	2011	2012
Henry Schein, Inc.	$100.00	$57.02	$85.43	$100.18	$103.84	$128.86

Dow Jones U.S. Health
Care Index	100.00	74.56	94.05	98.01	108.79	128.17

NASDAQ Stock Market
Composite Index	100.00	58.03	87.57	103.20	101.92	117.65

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 29, 2012, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 29,	December 31,	December 25,	December 26,	December 27,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Income Statement Data:
Net sales	$8,939,967	$8,530,242	$7,526,790	$6,538,336	$6,380,413
Gross profit	2,507,513	2,418,055	2,170,876	1,916,820	1,874,295
Selling, general and administrative expenses	1,873,360	1,835,906	1,637,460	1,449,715	1,431,769
Restructuring costs (1)	15,192	-	12,285	3,020	23,240
Operating income	618,961	582,149	521,131	464,085	419,286
Other expense, net	(14,773)	(12,842)	(19,096)	(11,365)	(23,837)
Income from continuing operations before taxes
and equity in earnings of affiliates	604,188	569,307	502,035	452,720	395,449
Income taxes	(187,858)	(180,212)	(160,069)	(127,521)	(131,210)
Equity in earnings of affiliates	7,058	15,561	10,165	5,243	5,037
Income from continuing operations	423,388	404,656	352,131	330,442	269,276
Income (loss) from discontinued
operations, net of tax (2)	-	-	-	2,715	(7,902)
Net income	423,388	404,656	352,131	333,157	261,374
Less: Net income attributable to
noncontrolling interests	(35,312)	(36,995)	(26,342)	(22,004)	(21,917)
Net income attributable to Henry Schein, Inc.	$388,076	$367,661	$325,789	$311,153	$239,457

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$388,076	$367,661	$325,789	$308,551	$247,347
Income (loss) from discontinued
operations, net of tax	-	-	-	2,602	(7,890)
Net income	$388,076	$367,661	$325,789	$311,153	$239,457

Earnings (loss) per share attributable to
Henry Schein, Inc.:

From continuing operations:
Basic	$4.44	$4.08	$3.62	$3.47	$2.78
Diluted	4.32	3.97	3.49	3.41	2.71

From discontinued operations:
Basic	$-	$-	$-	$0.03	$(0.09)
Diluted	-	-	-	0.03	(0.08)

From net income:
Basic	$4.44	$4.08	$3.62	$3.50	$2.69
Diluted	4.32	3.97	3.49	3.44	2.63

Weighted-average common shares outstanding:
Basic	87,499	90,120	90,097	88,872	89,080
Diluted	89,823	92,620	93,268	90,556	91,221

	Years ended
	December 29,	December 31,	December 25,	December 26,	December 27,
	2012	2011	2010	2009	2008
	(in thousands)

Net Sales by Market Data:
Health care distribution (3):
Dental	$4,774,482	$4,764,898	$4,415,469	$4,177,101	$4,154,072
Medical	1,560,921	1,504,454	1,373,999	1,312,750	1,271,289
Animal health	2,321,151	2,010,270	1,537,370	875,277	791,763
Total health care distribution	8,656,554	8,279,622	7,326,838	6,365,128	6,217,124
Technology and value-added services (4)	283,413	250,620	199,952	173,208	163,289
Total	$8,939,967	$8,530,242	$7,526,790	$6,538,336	$6,380,413

	As of
	December 29,	December 31,	December 25,	December 26,	December 27,
	2012	2011	2010	2009	2008
	(in thousands)

Balance Sheet data:
Total assets	$5,333,997	$4,740,144	$4,547,471	$3,835,985	$3,599,210
Long-term debt	488,121	363,524	395,309	243,373	256,648
Redeemable noncontrolling interests	435,175	402,050	304,140	178,570	233,035
Stockholders' equity	2,615,864	2,433,623	2,412,957	2,161,508	1,772,354

(1)
Restructuring costs for the year ended December 29, 2012 consist primarily of severance costs, including severance pay and benefits of $12.8 million and facility closing costs of $2.4 million. Restructuring costs for the year ended December 25, 2010 consist primarily of severance costs, including severance pay and benefits of $8.9 million and facility closing costs of $3.4 million. Restructuring costs for the year ended December 26, 2009 consist primarily of employee severance costs, including severance pay and benefits of $1.5 million and facility closing costs of $1.5 million. Restructuring costs for the year ended December 27, 2008 consist primarily of employee severance costs, including severance pay and benefits of $19.4 million and facility closing costs of $3.8 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plans of Restructuring” herein and the consolidated financial statements and related notes contained in ITEM 8.

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

(3)
Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(4)
Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and financial and other services, including e-services and continuing education services for practitioners.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; possible increases in the cost of shipping our products or other service issues with our third-party shippers; general global macro-economic conditions; disruptions in financial markets; possible volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; risks from rapid technological change; risks from disruption to our information systems; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

We caution that these factors may not be exhaustive and that many of these factors are beyond our ability to control or predict.  Accordingly, any forward-looking statements contained herein should not be relied upon as a prediction of actual results.  We undertake no duty and have no obligation to update forward-looking statements.

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, medical and animal health care practitioners.  We serve over 775,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 80 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 15,000 people (of which nearly 7,000 are based outside the United States) and have operations or affiliates in 25 countries, including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand, Turkey and the United Kingdom.

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

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, plus continuing education services for practitioners.

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

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, medical and animal health markets, was estimated to produce revenues of approximately $30 billion in 2012 in the combined North American, European and Australian/New Zealand markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

The trend of consolidation extends to our customer base.  Health care practitioners are increasingly seeking to partner, affiliate or combine with larger entities such as hospitals, health systems, group practices or physician hospital organizations.  In many cases, purchasing decisions for consolidated groups are made at a centralized or professional staff level; however orders are delivered to the practitioners’ offices.

We believe that consolidation within the industry will continue to result in a number of distributors, particularly those with limited financial, operating and marketing resources, seeking to combine with larger companies that can provide growth opportunities.  This consolidation also may continue to result in distributors seeking to acquire companies that can enhance their current product and service offerings or provide opportunities to serve a broader customer base.

Our trend with regard to acquisitions and joint ventures has been to expand our role as a provider of products and services to the health care industry.  This trend has resulted in our expansion into service areas that complement our existing operations and provide opportunities for us to develop synergies with, and thus strengthen, the acquired businesses.

As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure.  We also have invested in expanding our sales/marketing infrastructure to include a focus on building relationships with decision makers who do not reside in the office-based practitioner setting.

As the health care industry continues to change, we continually evaluate possible candidates for merger and joint venture or acquisition and intend to continue to seek opportunities to expand our role as a provider of products and services to the health care industry.  There can be no assurance that we will be able to successfully pursue any such opportunity or consummate any such transaction, if pursued.  If additional transactions are entered into or consummated, we would incur merger and/or acquisition-related costs, and there can be no assurance that the integration efforts associated with any such transaction would be successful.

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

According to the U.S. Census Bureau’s International Data Base, in 2012 there were more than five million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services.  By the year 2050, that number is projected to more than triple to approximately 19 million.  The population aged 65 to 84 years is projected to increase over 85% during the same time period.

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

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.  The Health Care Reform Law requirements include, for example a 2.3% excise tax on domestic sales of medical devices by manufacturers and importers beginning in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law, often referred to as the “individual mandate,” which requires individuals without health insurance to pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding.  The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  A number of states have indicated a reluctance to accept the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act, imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. Implementation had been delayed pending the issuance of applicable rules by the Centers for Medicare and Medicaid Services (“CMS”).  On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  The final rule provides that data collection activities begin on August 1, 2013, and first disclosure reports are due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  On or about June 1, 2014, CMS will publish information from these reports, including amounts transferred and physician, dentist and teaching hospital identities, in a national publicly available data bank.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous, and broad in scope, and we are in the process of analyzing its application to our businesses.  For example, the final rule is unclear as to whether the Physician Payment Sunshine Act requires that wholesale drug and device distributors that take title to the products they distribute, such as we generally do, are to be treated as “applicable manufacturers” subject to full reporting requirements.  The CMS commentary on the final rule indicates that they are; however, this interpretation appears to be inconsistent with the language of the Physician Payment Sunshine Act itself.  In addition, because certain of our subsidiaries manufacture drugs and devices, we will in any event likely be required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have adequate compliance programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule is likely to pose additional costs on us.

Health Care Fraud

Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws, and regulations with respect to their operations.  Some of these laws, referred to as “false claims laws” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs.  Other laws, referred to as “anti-kickback laws”, prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs.

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of  “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the anti-kickback law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal anti-kickback law violation can be a basis for federal False Claims Act liability.

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law,” discussed in more detail in Health Care Reform, above, by the second quarter of 2014, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which is likely to include us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act and anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity in recent years.

Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse impact on our business.  Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.  Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.  In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.

While we believe that we are substantially compliant with fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response, could adversely affect our business.

Operating and Security Standards

At the federal level, the Federal Food, Drug, and Cosmetic Act, or FDC Act, requires certain wholesalers to provide a drug pedigree for each wholesale distribution of prescription drugs, which includes an identifying statement that records the chain of ownership of a prescription drug.  Currently, the United States Food and Drug Administration, in exercise of its enforcement discretion, requires these wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.  The United States Food and Drug Administration, or FDA, has continued to develop its policies regarding the integrity of the supply chain, such as by issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages, and by issuing a proposed rule in 2012 for a unique medical device identification system.

Many states have implemented or are considering similar drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  A number of states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  The law will take effect on a staggered basis, commencing on January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers.  Other states have passed or are reviewing similar requirements.  Bills have been proposed in Congress that would impose similar requirements at the federal level.

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

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”).  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws and regulations can result in substantial penalties and other liabilities.  As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted in 2009, some of our businesses that were previously only indirectly affected by federal HIPAA privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers.  On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements.  Compliance with the rule is required by September 23, 2013, and will increase the requirements applicable to some of our businesses.

In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with “stage two” criteria for periods beginning in 2014, which are more demanding, and new, incrementally more rigorous criteria are expected to be issued for stage “three” compliance, however final standards have not yet been issued and so these criteria are not yet certain.  Certain of our businesses involve the manufacture and sale of certified EHR systems, and other products linked to incentive programs, and so must maintain compliance with these evolving governmental criteria.

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

E-Commerce

Electronic commerce solutions have become an integral part of traditional health care supply and distribution relationships.  Our distribution business is characterized by rapid technological developments and intense competition.  The continuing advancement of online commerce requires us to cost-effectively adapt to changing technologies, to enhance existing services and to develop and introduce a variety of new services to address the changing demands of consumers and our customers on a timely basis, particularly in response to competitive offerings.

Through our proprietary, technologically-based suite of products, we offer customers a variety of competitive alternatives.  We believe that our tradition of reliable service, our name recognition and large customer base built on solid customer relationships position us well to participate in this significant aspect of the distribution business.  We continue to explore ways and means to improve and expand our Internet presence and capabilities, including our online commerce offerings and our use of various social media outlets.

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 29, 2012, December 31, 2011 and December 25, 2010 (in thousands):

	Years Ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Operating results:
Net sales	$8,939,967	$8,530,242	$7,526,790
Cost of sales	6,432,454	6,112,187	5,355,914
Gross profit	2,507,513	2,418,055	2,170,876
Operating expenses:
Selling, general and administrative	1,873,360	1,835,906	1,637,460
Restructuring costs	15,192	-	12,285
Operating income	$618,961	$582,149	$521,131

Other expense, net	$(14,773)	$(12,842)	$(19,096)
Net income	423,388	404,656	352,131
Net income attributable to Henry Schein, Inc.	388,076	367,661	325,789

	Years Ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Cash flows:
Net cash provided by operating activities	$408,099	$554,625	$395,480
Net cash used in investing activities	(269,604)	(193,222)	(387,623)
Net cash used in financing activities	(170,601)	(357,214)	(330,643)

Plans of Restructuring

During the year ended December 29, 2012, we incurred restructuring costs of approximately $15.2 million (approximately $10.5 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions, facility closing costs, representing primarily lease terminations and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.  We expect that the majority of these costs will be paid in 2013.

During the year ended December 25, 2010, we recorded restructuring costs of approximately $12.3 million (approximately $8.3 million after taxes).  These costs primarily consisted of employee severance pay and benefits, facility closing costs, representing primarily lease termination and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plans.  The costs associated with these restructurings are included in a separate line item, “Restructuring costs,” within our consolidated statements of income.

2012 Compared to 2011

Net Sales

Net sales for 2012 and 2011 were as follows (in thousands):

			% of		% of	Increase
		2012	Total	2011	Total	$	%
Health care distribution (1):
	Dental	$4,774,482	53.4%	$4,764,898	55.9%	$9,584	0.2%
	Medical	1,560,921	17.4	1,504,454	17.6	56,467	3.8
	Animal health	2,321,151	26.0	2,010,270	23.6	310,881	15.5
	Total health care distribution	8,656,554	96.8	8,279,622	97.1	376,932	4.6
Technology and value-added services (2)		283,413	3.2	250,620	2.9	32,793	13.1
	Total	$8,939,967	100.0%	$8,530,242	100.0%	$409,725	4.8

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

The fiscal year ended December 29, 2012 consisted of 52 weeks as compared to the fiscal year ended December 31, 2011, which consisted of 53 weeks.

Beginning with the first quarter of 2012, we have reported net sales and prior-year sales comparisons for each of our global dental, medical, animal health and global technology and value-added services business groups.

This sales reporting is consistent with our global business groups as realigned in 2012.  These groups were formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

We will continue to report financial results for our health care distribution and technology and value-added services reportable segments.  The health care distribution segment comprises three global operating segments (dental, medical and animal health) and the technology and value-added services segment remains unchanged.

The $409.7 million, or 4.8%, increase in net sales for the year ended December 29, 2012 includes an increase of 6.7% local currency growth (5.1% increase in internally generated revenue, 1.5% decrease due to the impact from extra week and 3.1% growth from acquisitions) as well as a decrease of 1.9% related to foreign currency exchange.

The $9.6 million, or 0.2%, increase in dental net sales for the year ended December 29, 2012 includes an increase of 2.5% in local currencies (2.8% increase in internally generated revenue, 1.5%decrease due to the impact from extra week and 1.2% growth from acquisitions) as well as a decrease of 2.3% related to foreign currency exchange.  The 2.5% increase in local currency sales was due to increases in dental equipment sales and service revenues of 0.4% (3.1% decrease in internally generated revenue, 3.0% decrease due to the impact from extra week and 0.3% growth from acquisitions) and dental consumable merchandise sales growth of 3.3% (2.7% increase in internally generated revenue, 0.9% decrease due to the impact from extra week and 1.5% growth from acquisitions).

The $56.5 million, or 3.8%, increase in medical net sales for the year ended December 29, 2012 includes an increase of 4.2% local currency growth (4.8% increase in internally generated revenue, 1.5% decrease due to the impact from extra week and 0.9% growth from acquisitions) as well as a decrease of 0.4% related to foreign currency exchange.

The $310.9 million, or 15.5%, increase in animal health net sales for the year ended December 29, 2012 includes an increase of 17.7% local currency growth (10.2% increase in internally generated revenue, 1.6% decrease due to the impact from extra week and 9.1% growth from acquisitions) as well as a decrease of 2.2% related to foreign currency exchange.

The $32.8 million, or 13.1%, increase in technology and value-added services net sales for the year ended December 29, 2012 includes an increase of 13.4% local currency growth (10.8% increase in internally generated revenue, 1.5% decrease due to the impact from extra week and 4.1% growth from acquisitions) as well as a decrease of 0.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2012 and 2011 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2012	Margin %	2011	Margin %	$	%
Health care distribution	$2,323,913	26.8%	$2,253,814	27.2%	$70,099	3.1%
Technology and value-added services	183,600	64.8	164,241	65.5	19,359	11.8
Total	$2,507,513	28.0	$2,418,055	28.3	$89,458	3.7

Gross profit increased $89.5 million, or 3.7%, for the year ended December 29, 2012 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $70.1 million, or 3.1%, for the year ended December 29, 2012 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.8% for the year ended December 29, 2012 from 27.2% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $19.4 million, or 11.8%, for the year ended December 29, 2012 compared to the prior year period.  Technology and value-added services gross profit margin decreased to 64.8% for the year ended December 29, 2012 from 65.5% for the comparable prior year period, primarily due to changes in the product sales mix and from higher support costs associated with our growing number of software and eServices customers.  Revenues generated from lower than average gross margins grew at a greater rate than traditional electronic services (e.g., claims processing) or software sales, which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2012 and 2011 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2012	Net Sales	2011	Net Sales	$	%
Health care distribution	$1,767,265	20.4%	$1,741,720	21.0%	$25,545	1.5%
Technology and value-added services	106,095	37.4	94,186	37.6	11,909	12.6
Total	$1,873,360	21.0	$1,835,906	21.5	$37,454	2.0

Selling, general and administrative expenses increased $37.5 million, or 2.0%, for the year ended December 29, 2012 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.0% from 21.5% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $6.2 million, or 0.5%, for the year ended December 29, 2012 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.3% from 13.8% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $31.3 million, or 4.8%, for the year ended December 29, 2012 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses remained constant at 7.7% when compared with the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2012 and 2011 was as follows (in thousands):

			Variance
	2012	2011	$	%
Interest income	$13,394	$15,593	$(2,199)	(14.1)%
Interest expense	(30,902)	(30,377)	(525)	(1.7)
Other, net	2,735	1,942	793	40.8
Other expense, net	$(14,773)	$(12,842)	$(1,931)	(15.0)

Other expense, net increased $1.9 million to $14.8 million for the year ended December 29, 2012 from the comparable prior year period.  Interest income decreased $2.2 million primarily due to lower investment income.  Interest expense increased $0.5 million primarily due to an increase in borrowings under our private placement facilities and our bank credit lines, partially offset by lower interest expense due to a reduction in borrowings under our Butler Animal Health Supply, LLC (“BAHS”) debt. Other, net increased by $0.8 million due primarily to a gain related to an increase in the fair value of an equity affiliate which is now being reported as a consolidated entity beginning in the third quarter of 2012.

Income Taxes

For the year ended December 29, 2012, our effective tax rate was 31.1% compared to 31.7% for the prior year period.  The net reduction in our 2012 effective tax rate results from additional tax planning, settlements of tax audits and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to state and foreign income taxes and interest expense.  For 2013, we expect our effective tax rate to be in the range of 31.0%

Net Income

Net income increased $18.7 million, or 4.6%, for the year ended December 29, 2012, compared to the prior year period due to the factors noted above.

2011 Compared to 2010

Net Sales

Net sales for 2011 and 2010 were as follows (in thousands):

			% of		% of	Increase
		2011	Total	2010	Total	$	%
Health care distribution (1):
	Dental	$4,764,898	55.9%	$4,415,469	58.7%	$349,429	7.9%
	Medical	1,504,454	17.6	1,373,999	18.2	130,455	9.5
	Animal health	2,010,270	23.6	1,537,370	20.4	472,900	30.8
	Total health care distribution	8,279,622	97.1	7,326,838	97.3	952,784	13.0
Technology and value-added services (2)		250,620	2.9	199,952	2.7	50,668	25.3
	Total	$8,530,242	100.0%	$7,526,790	100.0%	$1,003,452	13.3

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial and other services, including e-services and continuing education services for practitioners.

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

The $349.4 million, or 7.9%, increase in dental net sales for the year ended December 31, 2011 includes an increase of 5.5% in local currencies (3.0% increase in internally generated revenue, 1.5% impact from extra week and 1.0% growth from acquisitions) as well as an increase of 2.4% related to foreign currency exchange.  The 5.5% increase in local currency sales was due to increases in dental equipment sales and service revenues of 3.6% (0.1% decrease in internally generated revenue, 3.0% impact from extra week and 0.7% growth from acquisitions) and dental consumable merchandise sales growth of 6.2% (4.1% increase in internally generated revenue, 0.9% impact from extra week and 1.2% growth from acquisitions).

The $130.5 million, or 9.5%, increase in medical net sales for the year ended December 31, 2011 includes an increase of 9.2% local currency growth (6.3% internally generated, 1.5% impact from extra week and 1.4% growth from acquisitions) as well as an increase of 0.3% related to foreign currency exchange.

The $472.9 million, or 30.8%, increase in animal health net sales for the year ended December 31, 2011 includes an increase of 26.2% local currency growth (6.7% internally generated, 1.5% impact from extra week and 18.0% growth from acquisitions) as well as an increase of 4.6% related to foreign currency exchange.

The $50.7 million, or 25.3%, increase in technology and value-added services net sales for the year ended December 31, 2011 includes an increase of 24.4% local currency growth (9.6% internally generated growth, 1.9% impact from extra week and 12.9% growth from acquisitions) as well as an increase of 0.9% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2011 and 2010 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2011	Margin %	2010	Margin %	$	%
Health care distribution	$2,253,814	27.2%	$2,033,860	27.8%	$219,954	10.8%
Technology and value-added services	164,241	65.5	137,016	68.5	27,225	19.9
Total	$2,418,055	28.3	$2,170,876	28.8	$247,179	11.4

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

Health care distribution gross profit increased $220.0 million, or 10.8%, for the year ended December 31, 2011 compared to the prior year period.  Health care distribution gross profit margin decreased to 27.2% for the year ended December 31, 2011 from 27.8% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.  The increase in animal health sales results from internal growth in the United States and the acquisition of Provet Holdings Limited (see Note 9 “Business Acquisitions and Other Transactions” within our notes to our consolidated financial statements) at the beginning of our 2011 fiscal year.

Technology and value-added services gross profit increased $27.2 million, or 19.9%, for the year ended December 31, 2011 compared to the prior year period.  Technology and value-added services gross profit margin decreased to 65.5% for the year ended December 31, 2011 from 68.5% for the comparable prior year period, primarily due to changes in the product sales mix.  Specifically, revenues generated from hardware sales and installations, which generally are completed at a lower than average gross margin, grew at a greater rate than electronic services (claims processing, statements generation, etc.) or software sales, which typically generate higher than average gross margins.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2011 and 2010 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2011	Net Sales	2010	Net Sales	$	%
Health care distribution	$1,741,720	21.0%	$1,566,190	21.4%	$175,530	11.2%
Technology and value-added services	94,186	37.6	71,270	35.6	22,916	32.2
Total	$1,835,906	21.5	$1,637,460	21.8	$198,446	12.1

Selling, general and administrative expenses increased $198.4 million, or 12.1%, for the year ended December 31, 2011 compared to the prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.5% from 21.8% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $101.4 million, or 9.4%, for the year ended December 31, 2011 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.8% from 14.3% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $97.0 million, or 17.4%, for the year ended December 31, 2011 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.7% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2011 and 2010 was as follows (in thousands):

			Variance
	2011	2010	$	%
Interest income	$15,593	$14,098	$1,495	10.6%
Interest expense	(30,377)	(33,641)	3,264	9.7
Other, net	1,942	447	1,495	334.5
Other expense, net	$(12,842)	$(19,096)	$6,254	32.8

Other expense, net decreased $6.3 million to $12.8 million for the year ended December 31, 2011 from the comparable prior year period.  Interest income increased $1.5 million primarily due to higher investment income partially offset by a decrease in late fee income.  Interest expense decreased $3.3 million primarily due to reduced interest expense from the redemption of our 3% convertible contingent notes originally due in 2034 (the “Convertible Notes”) on September 3, 2010, partially offset by increased interest expense related to borrowings under our private placement facilities, as well as interest expense related to our credit lines. Other, net increased by $1.5 million due primarily to a gain associated with the acquisition of the remaining interest in an equity investment and proceeds received from a litigation settlement.

Income Taxes

For the year ended December 31, 2011, our effective tax was 31.7% compared to 31.9% for the prior year period.  The net reduction in our 2011 effective tax rate results from additional tax planning, settlements of tax audits and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to foreign and state income taxes.

Net Income

Net income increased $52.5 million, or 14.9%, for the year ended December 31, 2011 compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $408.1 million for the year ended December 29, 2012, compared to $554.6 million for the comparable prior year period.  The net change of $146.5 million was primarily attributable to inventory buy-ins during the fourth quarter of 2012 in advance of potential price increases related to the medical device excise tax.

Net cash used in investing activities was $269.6 million for the year ended December 29, 2012, compared to $193.2 million for the comparable prior year period.  The net change of $76.4 million was primarily due to increases in payments for equity investments and business acquisitions.

Net cash used in financing activities was $170.6 million for the year ended December 29, 2012, compared to $357.2 million for the comparable prior year period.  The net change of $186.6 million was primarily due to increased net proceeds from issuance of debt and decreased acquisitions of noncontrolling interests in subsidiaries, partially offset by increased repurchases of common stock.

We expect to invest approximately $60 million to $65 million during 2013 in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 29,	December 31,
	2012	2011
Cash and cash equivalents	$122,080	$147,284
Available-for-sale securities - long-term	2,816	11,329
Working capital	1,231,668	1,000,868

Debt:
Bank credit lines	$27,166	$55,014
Current maturities of long-term debt	17,992	22,819
Long-term debt	488,121	363,524
Total debt	$533,279	$441,357

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Available-for-sale securities

As of December 29, 2012, we have approximately $3.3 million ($2.8 million net of temporary impairments) invested in auction-rate securities (“ARS”).  These investments are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, these auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.  We believe that the current lack of liquidity related to our ARS investments will have no impact on our ability to fund our ongoing operations and growth opportunities.  As of December 29, 2012, we have classified ARS holdings as long-term, available-for-sale and they are included in the Investments and other line within our consolidated balance sheets.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 39.8 days as of December 29, 2012 from 40.6 days as of December 31, 2011.  During the years ended December 29, 2012 and December 31, 2011, we wrote off approximately $8.3 million and $6.2 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 6.2 for the year ended December 29, 2012 from 6.6 for the year ended December 31, 2011, primarily due to inventory buy-ins in advance of potential price increases related to the medical device excise tax.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 3.7%), as well as operating and capital lease obligations, capital expenditure obligations and inventory purchase commitments as of December 29, 2012:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$34,660	$130,290	$171,799	$273,569	$610,318
Inventory purchase commitments	67,245	50,329	48,139	78,053	243,766
Operating lease obligations	75,901	104,972	61,488	65,718	308,079
Capital lease obligations, including interest	1,739	1,485	207	-	3,431
Fixed asset obligations	1,311	-	-	-	1,311
Total	$180,856	$287,076	$281,633	$417,340	$1,166,905

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

During 2013, we intend to refinance the debt of approximately $220 million related to the Butler Schein Animal Health transaction.  The refinancing is expected to reduce interest expense and to be accretive to earnings per share by $0.02 to $0.03 on an annualized basis.  We expect the refinancing to occur at the end of the first quarter of 2013.  As part of that refinancing, we expect to incur a one-time, non-cash charge of approximately $0.04 to $0.05 per diluted share.

Redemption of convertible debt

On September 3, 2010, we paid approximately $240 million in cash and issued 732,422 shares of our common stock in connection with the redemption of our $240 million of Convertible Notes, which were issued in 2004.

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  There were no borrowings outstanding under this revolving credit facility as of December 29, 2012.  The interest rate, which was 0.82% during the year ended December 29, 2012, is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.

As of December 29, 2012, we had various other short-term bank credit lines available, of which approximately $27.2 million was outstanding.  At December 29, 2012, borrowings under all of our credit lines had a weighted average interest rate of 2.22%.  As of December 29, 2012, there were $9.3 million of letters of credit provided to third parties under the credit facility.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain a make-whole provision in the event that we pay off the facility prior to the due date.

The components of our private placement facility borrowings as of December 29, 2012 are presented in the following table:

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
	$250,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

Butler Animal Health Supply

Effective December 31, 2009, BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million, which is eliminated in our consolidated financial statements, was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million, which is eliminated in our consolidated financial statements, was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of remaining quarterly installments	8	12
Quarterly payments from:
December 31, 2012 through June 30, 2013	$4,931
September 30, 2013 through June 30, 2014	8,766
July 1, 2014 through September 30, 2014	2,739
December 31, 2012 through September 30, 2015		$4,239
Final installment due on December 31, 2014	65,196
Final installment due on December 31, 2015		135,287
Balance outstanding as of December 29, 2012	81,632	138,807	-
Interest rate on debt	LIBOR plus a margin of 2.50%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 2.50%
Interest rate on debt - LIBOR floor		1.25%

During 2011 and 2012, BAHS made prepayments on Term Loans A and B, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

The outstanding balance of $220.4 million (net of unamortized debt discount and excluding amounts owed to Henry Schein, Inc.) is reflected in our consolidated balance sheet as of December 29, 2012.

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

During 2013, we intend to refinance the debt of approximately $220 million related to the Butler Schein Animal Health transaction.  The refinancing is expected to reduce interest expense and to be accretive to earnings per share by $0.02 to $0.03 on an annualized basis.  We expect the refinancing to occur at the end of the first quarter of 2013.  As part of that refinancing, we expect to incur a one-time, non-cash charge of approximately $0.04 to $0.05 per diluted share.

Stock repurchases

From June 21, 2004 through December 29, 2012, we repurchased $799.9 million, or 13,756,063 shares, under our common stock repurchase programs.  On April 18, 2012 and November 12, 2012, our Board of Directors authorized an additional $200.0 million and $300.0 million, respectively, for additional repurchases of our common stock, $300.1 million of which is available as of December 29, 2012 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 are presented in the following table:

	December 29,	December 31,	December 25,
	2012	2011	2010
Balance, beginning of period	$402,050	$304,140	$178,570
Decrease in redeemable noncontrolling interests due to
redemptions	(23,637)	(160,254)	(141,415)
Increase in redeemable noncontrolling interests due to
business acquisitions	30,935	13,618	203,729
Net income attributable to redeemable noncontrolling interests	34,803	36,514	26,054
Dividends declared	(21,013)	(15,212)	(12,360)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	904	(889)	(2,281)
Change in fair value of redeemable securities	53,769	224,133	51,843
Other adjustment to redeemable noncontrolling interests	(42,636)	-	-
Balance, end of period	$435,175	$402,050	$304,140

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

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For 2009 and future acquisitions, as required by ASC Topic 805, “Business Combinations,” we have and will accrue liabilities for the estimated fair value of additional purchase price adjustments at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statement of income.

On December 30, 2011, we acquired all of Oak Hill Capital Partners’ (“OHCP”) remaining direct and indirect interests in BAHS (including its interest in W.A. Butler Company) for $155 million in cash.  As a result of this transaction, our ownership in BAHS increased to approximately 71.7% at December 31, 2011.  The amount paid to OHCP for their remaining interests in BAHS was in excess of the previously agreed upon annual limits (see Note 9. “Business Acquisitions and Other Transaction” within our notes to our consolidated financial statements), but such limits were waived by all parties involved. At December 29, 2012, our ownership in BAHS is approximately 73.7%.

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $40.7 million as of December 29, 2012.

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

Revenue derived from multiple element arrangements, and the related deferral of such revenue (which is insignificant to our financial statements), is recognized as follows. When we sell software products together with related services (i.e., training and technical support) we allocate revenue to the delivered elements using the residual method, based upon vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements, or defer it until such time as vendor-specific evidence of fair value is obtained. Multiple element arrangements that include elements that are not considered software consist primarily of equipment and the related installation service. Effective December 26, 2010 we allocate revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first VSOE, then third-party evidence (“TPE”) of selling price if VSOE is not available, and finally our estimate of the selling price if neither VSOE nor TPE is available. VSOE exists when we sell the deliverables separately and represents the actual price charged by us for each deliverable. Estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions. Each element that has standalone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided or the product is delivered.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to impairment analysis at least once annually.  Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units.  We regard our reporting units to be our operating segments: health care distribution (global dental, medical and animal health) and technology and value-added services.

During the fiscal year ended December 31, 2011, we adopted the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we consider in developing our qualitative assessment included:

•
Macroeconomic conditions consisting of the overall sales growth of our business and the overall sales growth of each of our operating segments.  We also consider our growth in market share in the markets in which we compete;

•	Credit markets and our ability to access debt facilities at favorable terms;

•	Key personnel and management expertise, as well as our growth strategies for the next several years; and

•	Our expectations of selling or disposing all, or a portion, of a reporting unit.

Prior to the adoption of ASU 2011-08, measuring fair value of a reporting unit was generally based on valuation techniques using multiples of sales or earnings.  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  Our impairment analysis for indefinite-lived intangibles consists of a comparison of the fair value to the carrying value of the assets.  This comparison is made based on a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  For certain indefinite-lived intangible assets, a present value technique, such as estimates of future cash flows, is utilized.  We assessed the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the beginning of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  There were no events or circumstances from the date of that assessment through December 29, 2012 that impacted our analysis.

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

Beginning with the first quarter of 2012, we changed our reporting units from dental, medical, animal health, international and technology to global dental, global medical, global animal health and global technology and value-added services.

These groups have been formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

In connection with this change in business groups, goodwill was reallocated to the new reporting units.  Based upon this change, we felt it was necessary to perform a quantitative assessment, in addition to a qualitative assessment, of goodwill impairment as of the first day of the fourth quarter for the year ended December 29, 2012 in order to establish a new baseline calculation.

For the years ended December 29, 2012, December 31, 2011 and December 25, 2010, the results of our goodwill impairment analysis did not result in any impairments.

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

We issue restricted stock that vests solely based on the recipient’s continued service over time (primarily four-year cliff vesting) and restricted stock that vests based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).

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

As of December 29, 2012, the net fair value of our foreign currency exchange agreements, which expire through June 26, 2013, was $0.4 million, as determined by quoted market prices.  A hypothetical 5% change in the value of the U.S. dollar would change the fair value of our foreign currency exchange agreements by $(0.6) million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 29, 2012 and December 31, 2011 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 29, 2012.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 29, 2012 and December 31, 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 13, 2013

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 29,	December 31,
	2012	2011

ASSETS
Current assets:
Cash and cash equivalents	$122,080	$147,284
Accounts receivable, net of reserves of $75,240 and $65,853	1,015,194	888,248
Inventories, net	1,203,507	947,849
Deferred income taxes	64,049	54,970
Prepaid expenses and other	299,547	234,157
Total current assets	2,704,377	2,272,508
Property and equipment, net	273,458	262,088
Goodwill	1,601,046	1,497,108
Other intangibles, net	462,182	409,612
Investments and other	292,934	298,828
Total assets	$5,333,997	$4,740,144

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$787,658	$621,468
Bank credit lines	27,166	55,014
Current maturities of long-term debt	17,992	22,819
Accrued expenses:
Payroll and related	207,381	191,173
Taxes	132,774	121,234
Other	299,738	259,932
Total current liabilities	1,472,709	1,271,640
Long-term debt	488,121	363,524
Deferred income taxes	196,814	188,739
Other liabilities	125,314	80,568
Total liabilities	2,282,958	1,904,471

Redeemable noncontrolling interests	435,175	402,050
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
87,850,671 outstanding on December 29, 2012 and
89,928,082 outstanding on December 31, 2011	879	899
Additional paid-in capital	375,946	401,262
Retained earnings	2,183,905	2,007,477
Accumulated other comprehensive income	52,855	22,584
Total Henry Schein, Inc. stockholders' equity	2,613,585	2,432,222
Noncontrolling interests	2,279	1,401
Total stockholders' equity	2,615,864	2,433,623
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,333,997	$4,740,144

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended
	December 29,	December 31,	December 25,
	2012	2011	2010

Net sales	$8,939,967	$8,530,242	$7,526,790
Cost of sales	6,432,454	6,112,187	5,355,914
Gross profit	2,507,513	2,418,055	2,170,876
Operating expenses:
Selling, general and administrative	1,873,360	1,835,906	1,637,460
Restructuring costs	15,192	-	12,285
Operating income	618,961	582,149	521,131
Other income (expense):
Interest income	13,394	15,593	14,098
Interest expense	(30,902)	(30,377)	(33,641)
Other, net	2,735	1,942	447
Income before taxes and equity in earnings of affiliates	604,188	569,307	502,035
Income taxes	(187,858)	(180,212)	(160,069)
Equity in earnings of affiliates	7,058	15,561	10,165
Net income	423,388	404,656	352,131
Less: Net income attributable to noncontrolling interests	(35,312)	(36,995)	(26,342)
Net income attributable to Henry Schein, Inc.	$388,076	$367,661	$325,789

Earnings per share attributable to Henry Schein, Inc.:

Basic	$4.44	$4.08	$3.62
Diluted	$4.32	$3.97	$3.49

Weighted-average common shares outstanding:
Basic	87,499	90,120	90,097
Diluted	89,823	92,620	93,268

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	December 29,	December 31,	December 25,
	2012	2011	2010

Net income	$423,388	$404,656	$352,131

Other comprehensive income, net of tax:
Foreign currency translation gain (loss)	33,347	(2,310)	(30,584)

Unrealized gain (loss) from foreign currency hedging activities	2,865	(618)	(885)

Unrealized investment gain	414	347	145

Pension adjustment loss	(5,451)	(6,238)	(4,637)

Other comprehensive income (loss), net of tax	31,175	(8,819)	(35,961)
Comprehensive income	454,563	395,837	316,170
Comprehensive income attributable to noncontrolling interests:
Net income	(35,312)	(36,995)	(26,342)
Foreign currency translation (gain) loss	(904)	889	2,281

Comprehensive income attributable to noncontrolling interests	(36,216)	(36,106)	(24,061)

Comprehensive income attributable to Henry Schein, Inc.	$418,347	$359,731	$292,109

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 26, 2009	90,630,889	$906	$603,772	$1,492,607	$64,194	$29	$2,161,508
Net income (excluding $26,054 attributable to Redeemable
noncontrolling interests)	-	-	-	325,789	-	288	326,077
Foreign currency translation loss (excluding $2,281
attributable to Redeemable noncontrolling interests)	-	-	-	-	(28,303)	-	(28,303)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $255	-	-	-	-	(885)	-	(885)
Unrealized investment gain, net of tax of $215	-	-	-	-	145	-	145
Pension adjustment loss, net of tax benefit of $1,710	-	-	-	-	(4,637)	-	(4,637)
Dividends paid	-	-	-	-	-	(501)	(501)
Reclassification of noncontrolling interest no longer
subject to redemption	-	-	-	-	-	1,516	1,516
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(22,077)	-	-	-	(22,077)
Change in fair value of redeemable securities	-	-	(51,843)	-	-	-	(51,843)
Stock issued upon conversion of convertible senior notes	732,422	7	12,129	-	-	-	12,136
Shares issued to 401(k) plan	107,662	1	5,720	-	-	-	5,721
Repurchase and retirement of common stock	(1,005,869)	(10)	(18,507)	(39,218)	-	-	(57,735)
Stock issued upon exercise of stock options,
including tax benefit of $8,304	1,248,643	12	46,729	-	-	-	46,741
Stock-based compensation expense	285,742	3	29,907	-	-	-	29,910
Shares withheld for payroll taxes	(60,012)	-	(4,260)	-	-	-	(4,260)
Liability for cash settlement stock-based compensation awards	-	-	(556)	-	-	-	(556)

Balance, December 25, 2010	91,939,477	$919	$601,014	$1,779,178	$30,514	$1,332	$2,412,957

Net income (excluding $36,514 attributable to Redeemable
noncontrolling interests)	-	-	-	367,661	-	481	368,142
Foreign currency translation loss (excluding $889
attributable to Redeemable noncontrolling interests)	-	-	-	-	(1,421)	-	(1,421)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $94	-	-	-	-	(618)	-	(618)
Unrealized investment gain, net of tax of $215	-	-	-	-	347	-	347
Pension adjustment loss, net of tax benefit of $1,534	-	-	-	-	(6,238)	-	(6,238)
Dividends paid	-	-	-	-	-	(457)	(457)
Other adjustments	-	-	-	-	-	45	45
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	4,155	-	-	-	4,155
Change in fair value of redeemable securities	-	-	(224,133)	-	-	-	(224,133)
Shares issued to 401(k) plan	93,204	1	5,797	-	-	-	5,798
Repurchase and retirement of common stock	(3,179,188)	(31)	(60,609)	(139,362)	-	-	(200,002)
Stock issued upon exercise of stock options,
including tax benefit of $7,246	941,701	9	41,756	-	-	-	41,765
Stock-based compensation expense	175,980	2	36,930	-	-	-	36,932
Shares withheld for payroll taxes	(43,092)	(1)	(2,989)	-	-	-	(2,990)
Liability for cash settlement stock-based compensation awards	-	-	(659)	-	-	-	(659)

Balance, December 31, 2011	89,928,082	$899	$401,262	$2,007,477	$22,584	$1,401	$2,433,623

Net income (excluding $34,803 attributable to Redeemable
noncontrolling interests)	-	-	-	388,076	-	509	388,585
Foreign currency translation gain (excluding $904
attributable to Redeemable noncontrolling interests)	-	-	-	-	32,443	-	32,443
Unrealized gain from foreign currency hedging activities,
net of tax of $654	-	-	-	-	2,865	-	2,865
Unrealized investment gain, net of tax of $310	-	-	-	-	414	-	414
Pension adjustment loss, net of tax benefit of $2,187	-	-	-	-	(5,451)	-	(5,451)
Dividends paid	-	-	-	-	-	(430)	(430)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(1,189)	-	-	799	(390)
Change in fair value of redeemable securities	-	-	(53,769)	-	-	-	(53,769)
Repurchase and retirement of common stock	(3,937,054)	(39)	(88,196)	(211,648)	-	-	(299,883)
Stock issued upon exercise of stock options,
including tax benefit of $31,638	1,889,872	19	104,103	-	-	-	104,122
Stock-based compensation expense	277,339	3	37,310	-	-	-	37,313
Shares withheld for payroll taxes	(307,568)	(3)	(23,024)	-	-	-	(23,027)
Liability for cash settlement stock-based compensation awards	-	-	(551)	-	-	-	(551)

Balance, December 29, 2012	87,850,671	$879	$375,946	$2,183,905	$52,855	$2,279	$2,615,864

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 29,	December 31,	December 25,
	2012	2011	2010

Cash flows from operating activities:
Net income	$423,388	$404,656	$352,131
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	125,322	115,896	101,214
Amortization of bond discount	-	-	4,007
Stock-based compensation expense	37,313	36,932	29,910
Provision for losses on trade and other accounts receivable	4,407	6,156	5,564
Provision for (benefit from) deferred income taxes	10,072	(19,319)	(6,051)
Stock issued to 401(k) plan	-	5,798	5,721
Equity in earnings of affiliates	(7,058)	(15,561)	(10,165)
Distributions from equity affiliates	14,499	14,883	6,606
Other	14,193	6,352	3,702
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(73,925)	36,204	(76,129)
Inventories	(193,585)	(44,155)	(21,307)
Other current assets	(62,390)	(10,493)	(26,640)
Accounts payable and accrued expenses	115,863	17,276	26,917
Net cash provided by operating activities	408,099	554,625	395,480

Cash flows from investing activities:
Purchases of fixed assets	(51,237)	(45,176)	(39,000)
Payments for equity investments and business
acquisitions, net of cash acquired	(220,238)	(149,403)	(352,598)
Purchases of available-for-sale securities	-	-	(26,984)
Proceeds from sales of available-for-sale securities	9,225	2,600	6,000
Proceeds from maturities of available-for-sale securities	-	-	26,984
Other	(7,354)	(1,243)	(2,025)
Net cash used in investing activities	(269,604)	(193,222)	(387,623)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(32,185)	13,316	40,500
Proceeds from issuance of long-term debt	155,132	3,101	110,000
Debt issuance costs	(1,482)	(2,847)	(410)
Principal payments for long-term debt	(40,722)	(33,722)	(313,028)
Proceeds from issuance of stock upon exercise of stock options	72,485	34,519	38,437
Payments for repurchases of common stock	(299,883)	(200,002)	(57,735)
Excess tax benefits related to stock-based compensation	17,819	8,765	11,292
Distributions to noncontrolling shareholders	(21,284)	(10,055)	(12,531)
Acquisitions of noncontrolling interests in subsidiaries	(20,481)	(170,199)	(146,811)
Other	-	(90)	(357)
Net cash used in financing activities	(170,601)	(357,214)	(330,643)

Net change in cash and cash equivalents	(32,106)	4,189	(322,786)
Effect of exchange rate changes on cash and cash equivalents	6,902	(7,253)	1,980
Cash and cash equivalents, beginning of period	147,284	150,348	471,154
Cash and cash equivalents, end of period	$122,080	$147,284	$150,348

See accompanying notes.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 – Significant Accounting Policies

Nature of Operations

We distribute health care products and services primarily to office-based health care practitioners with operations or affiliates in the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand, Turkey and the United Kingdom.

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December.  The year ended December 29, 2012 consisted of 52 weeks, the year ended December 31, 2011 consisted of 53 weeks and the year ended December 25, 2010 consisted of 52 weeks.

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

Revenue derived from multiple element arrangements, and the related deferral of such revenue (which is insignificant to our financial statements), is recognized as follows. When we sell software products together with related services (i.e., training and technical support) we allocate revenue to the delivered elements using the residual method, based upon vendor-specific objective evidence (“VSOE”) of the fair value of the undelivered elements, or defer it until such time as vendor-specific evidence of fair value is obtained. Multiple element arrangements that include elements that are not considered software consist primarily of equipment and the related installation service. Effective December 26, 2010 we allocate revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first VSOE, then third-party evidence (“TPE”) of selling price if VSOE is not available, and finally our estimate of the selling price if neither VSOE nor TPE is available. VSOE exists when we sell the deliverables separately and represents the actual price charged by us for each deliverable. Estimated selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of our business, technical skill required, customer location and other market conditions. Each element that has standalone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided or the product is delivered.

Revenue derived from other sources including freight charges, equipment repairs and financial services, is recognized when the related product revenue is recognized or when the services are provided.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.  Outstanding checks in excess of funds on deposit of $59.4 million and $49.1 million, primarily related to payments for inventory, were classified as accounts payable as of December 29, 2012 and December 31, 2011.

Available-for-sale Securities

As of December 29, 2012, we have approximately $3.3 million ($2.8 million net of temporary impairments) invested in auction-rate securities (“ARS”).  These investments are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.

We determine cost of investments in available-for-sale securities on a specific identification basis.  As of December 29, 2012 and December 31, 2011, unrealized losses, which are recorded in Accumulated other comprehensive income within the equity section of our consolidated balance sheets, on our available-for-sale securities totaled $0.5 million and $1.2 million, respectively.  Gross realized gains and losses were immaterial in all periods presented.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs were $63.8 million, $61.8 million and $57.0 million for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses were $10.4 million, $13.1 million and $12.7 million for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 29, 2012 and December 31, 2011, we had $3.5 million and $4.2 million of deferred direct marketing expenses included in other current assets.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization.  Depreciation is computed primarily under the straight-line method (see Note 2 - Property and Equipment, Net for estimated useful lives).  Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

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

Risk Management and Derivative Financial Instruments

We use derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates.  Our objective is to manage the impact that foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows.  Our risk management policy requires that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract.  We do not enter into derivative instruments for speculative purposes.  Our derivative instruments primarily include foreign currency forward agreements related to certain intercompany loans and certain forecasted inventory purchase commitments with foreign suppliers.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists and non-compete agreements), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities.  The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; and estimated useful lives.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For 2009 and future acquisitions, we accrue liabilities for the estimated fair value of additional purchase price adjustments at the time of acquisition.  Any adjustments to these accruals are recorded in our consolidated statement of income.  For the years ended December 29, 2012, December 31, 2011 and December 25, 2010, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Their interests in these subsidiaries are classified outside permanent equity on our consolidated balance sheets and are carried at the estimated redemption amounts.  The redemption amounts have been estimated based on expected future earnings and cash flow and, if such earnings and cash flow are not achieved, the value of the redeemable noncontrolling interests might be impacted.  Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are reflected at each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to impairment analysis at least once annually.  Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units.  We regard our reporting units to be our operating segments: health care distribution (global dental, medical and animal health) and technology and value-added services.

During the fiscal year ended December 31, 2011, we adopted the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we consider in developing our qualitative assessment included:

•
Macroeconomic conditions consisting of the overall sales growth of our business and the overall sales growth of each of our operating segments.  We also consider our growth in market share in the markets in which we compete;

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Prior to the adoption of ASU 2011-08, measuring fair value of a reporting unit was generally based on valuation techniques using multiples of sales or earnings.  Goodwill was allocated to such reporting units, for the purposes of preparing our impairment analyses, based on a specific identification basis.  Our impairment analysis for indefinite-lived intangibles consists of a comparison of the fair value to the carrying value of the assets.  This comparison is made based on a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  For certain indefinite-lived intangible assets, a present value technique, such as estimates of future cash flows, is utilized.  We assessed the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the beginning of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  There were no events or circumstances from the date of that assessment through December 29, 2012 that impacted our analysis.

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

Beginning with the first quarter of 2012, we changed our reporting units from dental, medical, animal health, international and technology to global dental, global medical, global animal health and global technology and value-added services.

These groups have been formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

In connection with this change in business groups, goodwill was reallocated to the new reporting units.  Based upon this change, we felt it was necessary to perform a quantitative assessment, in addition to a qualitative assessment, of goodwill impairment as of the first day of the fourth quarter for the year ended December 29, 2012 in order to establish a new baseline calculation.

For the years ended December 29, 2012, December 31, 2011 and December 25, 2010, the results of our goodwill impairment analysis did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs were $59.2 million, $58.8 million and $57.0 million for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 2 – Property and Equipment, Net

Property and equipment are stated at cost, net of accumulated depreciation.  Depreciation is computed primarily under the straight-line method over the estimated useful life.  Depreciation of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.  Property and equipment, including related estimated useful lives, consisted of the following:

	December 29,	December 31,
	2012	2011
Land	$13,531	$13,238
Buildings and permanent improvements	112,979	104,126
Leasehold improvements	70,725	64,762
Machinery and warehouse equipment	68,432	64,664
Furniture, fixtures and other	102,569	93,100
Computer equipment and software	258,962	229,998
	627,198	569,888
Less accumulated depreciation	(353,740)	(307,800)
Property and equipment, net	$273,458	$262,088

	Estimated Useful
	Lives (in years)
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

The net carrying value of equipment held under capital leases amounted to approximately $1.3 million and $2.7 million as of December 29, 2012 and December 31, 2011.  Property and equipment related depreciation expense for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 was $52.2 million, $53.0 million and $47.9 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 29, 2012 and December 31, 2011 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 25, 2010	$1,346,825	$77,969	$1,424,794
Adjustments to goodwill:
Acquisitions	52,613	20,630	73,243
Foreign currency translation	(1,190)	261	(929)
Balance as of December 31, 2011	1,398,248	98,860	1,497,108
Adjustments to goodwill:
Acquisitions	30,765	61,788	92,553
Foreign currency translation	9,909	1,476	11,385
Balance as of December 29, 2012	$1,438,922	$162,124	$1,601,046

Other intangible assets consisted of the following:

	December 29, 2012			December 31, 2011
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$47,351	$(7,949)	$39,402	$46,327	$(6,186)	$40,141
Trademarks / trade names - definite lived	72,948	(18,474)	54,474	52,619	(18,770)	33,849
Trademarks / trade names - indefinite lived	3,681	-	3,681	24,850	-	24,850
Customer relationships and lists	504,387	(179,566)	324,821	412,194	(135,723)	276,471
Other	57,397	(17,593)	39,804	48,005	(13,704)	34,301
Total	$685,764	$(223,582)	$462,182	$583,995	$(174,383)	$409,612

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately five years as of December 29, 2012.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately eight years as of December 29, 2012.  The decrease in indefinite-lived trademarks during the year ended December 29, 2012 was the result of certain trademarks beginning to be amortized in 2012.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 11 years as of December 29, 2012.

Amortization expense related to definite-lived intangible assets for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 was $68.6 million, $59.0 million and $48.4 million.  The annual amortization expense expected for the years 2013 through 2017 is $66.3 million, $59.3 million, $54.2 million, $48.7 million and $45.9 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 29,	December 31,
	2012	2011
Investment in unconsolidated affiliates	$191,075	$212,860
Non-current deferred foreign, state and local income taxes	37,737	33,259
Notes receivable (1)	9,851	5,834
Auction rate securities, net of temporary impairment	2,816	11,329
Distribution rights and exclusivity agreements, net of amortization	4,030	4,134
Security deposits	3,291	3,431
Debt issuance costs, net of amortization	7,207	8,668
Acquisition related indemnification	14,168	-
Other long-term assets	22,759	19,313
Total	$292,934	$298,828

(1)	Long-term notes receivable carry interest rates ranging from 2.21% to 12.0% and are due in varying installments through
December 31, 2020.

Amortization of other long-term assets for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 was $4.5 million, $3.9 million and $4.9 million.

Note 5 – Debt

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  There were no borrowings outstanding under this revolving credit facility as of December 29, 2012.  The interest rate, which was 0.82% during the year ended December 29, 2012, is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of December 29, 2012, there were $9.3 million of letters of credit provided to third parties under the credit facility.

As of December 29, 2012, we had various other short-term bank credit lines available, of which approximately $27.2 million was outstanding.  At December 29, 2012, borrowings under all of our credit lines had a weighted average interest rate of 2.22%.

Certain of our subsidiaries, excluding Butler Animal Health Supply, LLC, or BAHS, maintain credit lines which are collateralized by assets of those subsidiaries with an aggregate net carrying value of $119.0 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 5 – Debt – (Continued)

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreement provides, among other things, that we maintain certain maximum leverage ratios, and contains restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain a make-whole provision in the event that we pay off the facility prior to the due date.

The components of our private placement facility borrowings as of December 29, 2012 are presented in the following table:

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
	$250,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 5 – Debt – (Continued)

Butler Animal Health Supply

Effective December 31, 2009, BAHS, a majority-owned subsidiary whose financial information is consolidated with ours, had incurred approximately $320.0 million of debt (of which $37.5 million, which is eliminated in our consolidated financial statements, was provided by Henry Schein, Inc.) in connection with our acquisition of a majority interest in BAHS.

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million, which is eliminated in our consolidated financial statements, was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of remaining quarterly installments	8	12
Quarterly payments from:
December 31, 2012 through June 30, 2013	$4,931
September 30, 2013 through June 30, 2014	8,766
July 1, 2014 through September 30, 2014	2,739
December 31, 2012 through September 30, 2015		$4,239
Final installment due on December 31, 2014	65,196
Final installment due on December 31, 2015		135,287
Balance outstanding as of December 29, 2012	81,632	138,807	-
Interest rate on debt	LIBOR plus a margin of 2.50%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 2.50%
Interest rate on debt - LIBOR floor		1.25%

During 2011 and 2012, BAHS made prepayments on Term Loans A and B, which resulted in a reduction to the future quarterly and final installment amounts due.  Future prepayments by BAHS, if any, will result in reductions to remaining quarterly and final installment amounts due.

The outstanding balance of $220.4 million (net of unamortized debt discount and excluding amounts owed to Henry Schein, Inc.) is reflected in our consolidated balance sheet as of December 29, 2012.  Borrowings incurred as part of the acquisition of BAHS are collateralized by assets of BAHS with an aggregate net carrying value of $759.1 million.

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

During 2013, we intend to refinance the debt of approximately $220 million related to the Butler Schein Animal Health transaction.  The refinancing is expected to reduce interest expense and to be accretive to earnings per share by $0.02 to $0.03 on an annualized basis.  We expect the refinancing to occur at the end of the first quarter of 2013.  As part of that refinancing, we expect to incur a one-time, non-cash charge of approximately $0.04 to $0.05 per diluted share.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 5 – Debt – (Continued)

Long-term debt

Long-term debt consisted of the following:

	December 29,	December 31,
	2012	2011
Private placement debt	$250,000	$100,000
Notes payable to banks at a weighted-average interest rate of 6.82%	11,352	11,163
Butler Schein Animal Health Supply notes payable to banks (net of discount of
$0.7 million and $1.1 million) at a weighted-average interest rate of 3.84%	220,439	251,662
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2016 at interest rates ranging
from 3.30% to 6.25%	21,178	18,627
Capital lease obligations (see Note 17)	3,144	4,891
Total	506,113	386,343
Less current maturities	(17,992)	(22,819)
Total long-term debt	$488,121	$363,524

As of December 29, 2012, the aggregate amounts of long-term debt, including capital lease obligations, maturing in each of the next five years and thereafter are as follows:

2013	$17,992
2014	16,111
2015	81,375
2016	145,560
2017	7,599
Thereafter	237,476
Total	$506,113

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 6 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 are presented in the following table:

	December 29,	December 31,	December 25,
	2012	2011	2010
Balance, beginning of period	$402,050	$304,140	$178,570
Decrease in redeemable noncontrolling interests due to
redemptions	(23,637)	(160,254)	(141,415)
Increase in redeemable noncontrolling interests due to
business acquisitions	30,935	13,618	203,729
Net income attributable to redeemable noncontrolling interests	34,803	36,514	26,054
Dividends declared	(21,013)	(15,212)	(12,360)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	904	(889)	(2,281)
Change in fair value of redeemable securities	53,769	224,133	51,843
Other adjustment to redeemable noncontrolling interests	(42,636)	-	-
Balance, end of period	$435,175	$402,050	$304,140

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 7 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation gains (losses), unrealized gains (losses) on foreign currency hedging activities, unrealized investment gains (losses) and pension adjustment losses.

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 29,	December 31,	December 25,
	2012	2011	2010
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(849)	$(1,753)	$(864)

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$72,160	$39,717	$41,138
Unrealized gain (loss) from foreign currency hedging activities	1,187	(1,678)	(1,060)
Unrealized investment loss	(415)	(829)	(1,176)
Pension adjustment loss	(20,077)	(14,626)	(8,388)
Accumulated other comprehensive income	$52,855	$22,584	$30,514

Total Accumulated other comprehensive income	$52,006	$20,831	$29,650

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 29,	December 31,	December 25,
	2012	2011	2010
Net income	$423,388	$404,656	$352,131

Foreign currency translation gain (loss)	33,347	(2,310)	(30,584)
Tax effect	-	-	-
Foreign currency translation gain (loss)	33,347	(2,310)	(30,584)

Unrealized gain (loss) from foreign currency hedging activities	3,519	(712)	(1,140)
Tax effect	(654)	94	255
Unrealized gain (loss) from foreign currency hedging activities	2,865	(618)	(885)

Unrealized investment gain	724	562	360
Tax effect	(310)	(215)	(215)
Unrealized investment gain	414	347	145

Pension adjustment loss	(7,638)	(7,772)	(6,347)
Tax effect	2,187	1,534	1,710
Pension adjustment loss	(5,451)	(6,238)	(4,637)
Comprehensive income	$454,563	$395,837	$316,170

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 29,	December 31,	December 25,
	2012	2011	2010
Comprehensive income attributable to
Henry Schein, Inc.	$418,347	$359,731	$292,109
Comprehensive income attributable to
noncontrolling interests	509	481	288
Comprehensive income attributable to
Redeemable noncontrolling interests	35,707	35,625	23,773
Comprehensive income	$454,563	$395,837	$316,170

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 8 – Fair Value Measurements

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC Topic 820”) provides a framework for measuring fair value in generally accepted accounting principles.

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

Auction-rate securities

As of December 29, 2012, we have approximately $3.3 million ($2.8 million net of temporary impairments) invested in auction-rate securities (“ARS”).  These investments are backed by student loans (backed by the federal government) and investments in closed-end municipal bond funds, which are included as part of Investments and other within our consolidated balance sheets.  ARS are publicly issued securities that represent long-term investments, typically 10-30 years, in which interest rates had reset periodically (typically every 7, 28 or 35 days) through a “dutch auction” process.  Our ARS portfolio is comprised of investments that are rated investment grade by major independent rating agencies.  Since the middle of February 2008, ARS auctions have failed to settle due to an excess number of sellers compared to buyers.  The failure of these auctions has resulted in our inability to liquidate our ARS in the near term.  We are currently not aware of any defaults or financial conditions that would negatively affect the issuers’ ability to continue to pay interest and principal on our ARS.  We continue to earn and receive interest at contractually agreed upon rates.

During the year ended December 29, 2012, we received approximately $9.2 million of redemptions of our ARS.  As of December 29, 2012, we have continued to classify our ARS as Level 3 within the fair value hierarchy due to the lack of observable inputs and the absence of significant refinancing activity.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

As of December 29, 2012, we have estimated the value of our closed-end municipal bond fund ARS portfolio and our student loan backed ARS portfolio based upon a discounted cash flow model, including assumptions for estimated interest rates, timing and amount of cash flows and expected holding period for the ARS portfolio, in accordance with applicable authoritative guidance.  The balance of our recorded cumulative temporary impairment related to our ARS as of December 29, 2012 and December 31, 2011 was $0.5 million and $1.2 million, respectively.  The temporary impairment has been recorded as part of Accumulated other comprehensive income within the equity section of our consolidated balance sheet.

Debt

The fair value of our debt, which approximates the carrying value of our debt, as of December 29, 2012 and December 31, 2011 was estimated at $533.3 million and $441.4 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs.  We use derivative instruments to minimize our exposure to fluctuations in foreign currency exchange rates.  Our derivative instruments primarily include foreign currency forward agreements related to intercompany loans and certain forecasted inventory purchase commitments with suppliers.

The fair values for the majority of our foreign currency derivative contracts are obtained by comparing our contract rate to a published forward price of the underlying market rates, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The future value of redeemable noncontrolling interests is subject to expected earnings and, if such earnings are not achieved, the value of the redeemable noncontrolling interests might be impacted.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.  The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy.  The details of the changes in Redeemable noncontrolling interests are presented in Note 6.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 29, 2012 and December 31, 2011:

	December 29, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$2,816	$2,816
Derivative contracts	-	710	-	710
Total assets	$-	$710	$2,816	$3,526

Liabilities:
Derivative contracts	$-	$1,159	$-	$1,159
Total liabilities	$-	$1,159	$-	$1,159

Redeemable noncontrolling interests	$-	$-	$435,175	$435,175

	December 31, 2011
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$11,329	$11,329
Derivative contracts	-	1,273	-	1,273
Total assets	$-	$1,273	$11,329	$12,602

Liabilities:
Derivative contracts	$-	$2,062	$-	$2,062
Total liabilities	$-	$2,062	$-	$2,062

Redeemable noncontrolling interests	$-	$-	$402,050	$402,050

Note 9 – Business Acquisitions and Other Transaction

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain acquisitions during the year ended December 29, 2012, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $128.0 million of initial goodwill through preliminary purchase price allocations.  Total acquisition transaction costs incurred in the year ended December 29, 2012 were immaterial to our financial results.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions and Other Transaction – (Continued)

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions and Other Transaction – (Continued)

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

On December 30, 2011, we acquired all of OHCP’s remaining direct and indirect interests in BAHS (including its interest in W.A. Butler Company) for $155 million in cash.  As a result of this transaction, our ownership in BAHS increased to approximately 71.7%.  The amount paid to OHCP for their remaining interests in BAHS was in excess of the previously agreed upon annual limits, as discussed above, but such limits were waived by all parties involved.  We have subsequently acquired additional shares from other minority shareholders increasing our ownership to approximately 73.7% at December 29, 2012.

On May 27, 2011, BAHS refinanced the terms and amount of its debt in an aggregate principal amount of $366.0 million (of which $55.0 million, which is eliminated in our consolidated financial statements, was provided by Henry Schein, Inc.).  The refinanced debt consists of the following three components:

	Term Loan A	Term Loan B	Revolver
Original amount of debt (includes $55.0 million of debt
provided by Henry Schein, Inc.)	$100,000	$216,000	$50,000
Number of remaining quarterly installments	8	12
Quarterly payments from:
December 31, 2012 through June 30, 2013	$4,931
September 30, 2013 through June 30, 2014	8,766
July 1, 2014 through September 30, 2014	2,739
December 31, 2012 through September 30, 2015		$4,239
Final installment due on December 31, 2014	65,196
Final installment due on December 31, 2015		135,287
Balance outstanding as of December 29, 2012	81,632	138,807	-
Interest rate on debt	LIBOR plus a margin of 2.50%	LIBOR plus a margin of 3.25%	LIBOR plus a margin of 2.50%
Interest rate on debt - LIBOR floor		1.25%

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

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For acquisitions completed in subsequent periods, we have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the years ended December 29, 2012, December 31, 2011 and December 25, 2010, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Loan and Investment Agreement

On December 12, 2008, we converted $10.4 million of loan receivables and related accrued interest into an equity interest of 15.33% in D4D Technologies, LLC (“D4D”).  Due to the conversion, we now account for our equity interest in D4D under the equity method of accounting prospectively from the date of conversion.

In addition, under our previous agreement, if certain product specification and performance milestones occurred, we were required to pay additional amounts (as equity contributions) to certain of D4D’s members equal to $16.0 million.  On August 3, 2009, we entered into an amendment whereby we paid certain of D4D’s members approximately $8.0 million and agreed to make two contingent payments of up to $4.0 million each based on D4D meeting certain financial performance criteria in 2009, 2010 and 2011.  A total of $2.6 million of these amounts have been earned, of which $1.3 million was paid in each of 2011 and 2012.  The August 3, 2009 payment of approximately $8.0 million is included in Investments and other in our consolidated financial statements and is being amortized over a period of 15 years.  Amounts due under the amended agreement are being accounted for as increases in the carrying value of our investment in D4D when paid or at such earlier time as the payment is determined to be probable.  Any underlying allocations to intangible assets will be determined at that time.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 10 – Plans of Restructuring

During the years ended December 29, 2012 and December 25, 2010, we incurred restructuring costs of approximately $15.2 million (approximately $10.5 million after taxes) and approximately $12.3 million (approximately $8.3 million after taxes), respectively, consisting of employee severance pay and benefits related to the elimination of approximately 200 positions and 184 positions, respectively, facility closing costs, representing primarily lease terminations and property and equipment write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.

The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.  We expect that the majority of these costs will be paid in 2013.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2012, 2011 and 2010 fiscal years and the remaining accrued balance of restructuring costs as of December 29, 2012, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 26, 2009	2,267	2,030	4,297
Provision	8,930	3,355	12,285
Payments and other adjustments	(9,205)	(3,034)	(12,239)
Balance, December 25, 2010	1,992	2,351	4,343
Provision	-	-	-
Payments and other adjustments	(1,423)	(1,800)	(3,223)
Balance, December 31, 2011	569	551	1,120
Provision	12,841	2,351	15,192
Payments and other adjustments	(11,584)	(1,671)	(13,255)
Balance, December 29, 2012	$1,826	$1,231	$3,057

The following table shows, by reportable segment, the restructuring costs incurred during 2012, 2011 and 2010 and the remaining accrued balance of restructuring costs as of December 29, 2012, December 31, 2011 and December 25, 2010:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 26, 2009	4,225	72	4,297
Provision	12,063	222	12,285
Payments and other adjustments	(11,945)	(294)	(12,239)
Balance, December 25, 2010	4,343	-	4,343
Provision	-	-	-
Payments and other adjustments	(3,223)	-	(3,223)
Balance, December 31, 2011	1,120	-	1,120
Provision	14,981	211	15,192
Payments and other adjustments	(13,058)	(197)	(13,255)
Balance, December 29, 2012	$3,043	$14	$3,057

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Basic	87,499	90,120	90,097
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	2,324	2,500	2,271
Effect of assumed conversion of convertible debt	-	-	900
Diluted	89,823	92,620	93,268

Weighted-average options to purchase 8 shares of common stock at an exercise price of $69.45 per share and 991 shares of common stock at exercise prices ranging from $59.89 to $62.05 per share that were outstanding during the years ended December 31, 2011 and December 25, 2010, respectively, were excluded from the computation of diluted earnings per share.  In each of these years, such options’ exercise prices exceeded the average market price of our common stock, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Domestic	$466,457	$403,171	$343,502
Foreign	137,731	166,136	158,533
Total	$604,188	$569,307	$502,035

The provisions for income taxes were as follows:

	Years ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Current income tax expense:
U.S. Federal	$121,591	$125,148	$108,540
State and local	23,279	30,423	22,227
Foreign	32,916	43,960	35,353
Total current	177,786	199,531	166,120

Deferred income tax expense (benefit):
U.S. Federal	9,242	(12,466)	(9,096)
State and local	946	(1,782)	(1,299)
Foreign	(116)	(5,071)	4,344
Total deferred	10,072	(19,319)	(6,051)
Total provision	$187,858	$180,212	$160,069

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 29,	December 31,
	2012	2011
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	$27,820	$21,960
Uniform capitalization adjustments to inventories	9,944	7,944
Other current assets	21,035	23,749
Current deferred income tax asset (1)	58,799	53,653

Non-current deferred income tax asset (liability):
Property and equipment	(5,661)	(12,312)
Stock-based compensation	42,875	43,025
Other non-current liabilities	(215,562)	(213,459)
Net operating losses of domestic subsidiaries	2,768	6,715
Net operating losses of foreign subsidiaries	47,101	48,678
Total non-current deferred tax liability	(128,479)	(127,353)
Valuation allowance for non-current deferred tax assets (2)	(30,598)	(28,136)
Net non-current deferred tax liability (1)	(159,077)	(155,489)
Net deferred income tax liability	$(100,278)	$(101,836)

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

As of December 29, 2012, we have federal net operating loss carryforwards of $6.1 million relating to our domestic subsidiaries that can be utilized against future federal income from 2012 through 2026.  We have state net operating loss carryforwards of $7.0 million relating to our domestic subsidiaries, which can be utilized against future state income through 2029.  Foreign net operating loss carryforwards totaled $11.8 million as of December 29, 2012 and can be utilized against future foreign income from 2013 through 2019.  Additionally, as of December 29, 2012, there were foreign net operating loss carryforwards of $157.8 million that have an indefinite life.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Income tax provision at federal statutory rate	$211,466	$199,256	$175,713
State income tax provision, net of federal income tax effect	21,665	18,035	13,224
Foreign income tax benefit	(17,979)	(20,169)	(17,109)
Valuation allowance	1,502	442	(7,085)
Interest expense related to loans	(21,018)	(14,394)	(9,714)
Other	(7,778)	(2,958)	5,040
Total income tax provision	$187,858	$180,212	$160,069

For the year ended December 29, 2012, our effective tax rate was 31.1% compared to 31.7% for the prior year period.  The net reduction in our 2012 effective tax rate results from additional tax planning, settlements of tax audits and higher income from lower taxing countries.  The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to state and foreign income taxes and interest expense.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell, transfer or dispose of our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings.  As of December 29, 2012, the cumulative amount of reinvested earnings was approximately $564.6 million.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The total amount of unrecognized tax benefits as of December 29, 2012 was approximately $40.7 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $8.0 million and $0, respectively, as of December 29, 2012.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 1997 and forward for certain states and the years 2004 and forward for certain foreign jurisdictions.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 29,	December 31,
	2012	2011
Balance, beginning of period	$19,200	$21,800
Additions based on current year tax positions	4,900	2,200
Additions based on prior year tax positions	11,200	1,900
Reductions based on prior year tax positions	(600)	(700)
Reductions resulting from settlements with taxing authorities	(1,300)	(5,900)
Reductions resulting from lapse in statutes of limitations	(700)	(100)
Balance, end of period	$32,700	$19,200

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas.  No single customer accounted for more than 0.8% of our net sales in 2012.  With respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 37% and 7%, respectively, of our aggregate purchases in 2012.

Our long-term notes receivable primarily represent strategic financing arrangements with certain industry affiliates and amounts owed to us from sales of certain businesses.  Generally, these notes are secured by certain assets of the counter-party; however, in most cases our security is subordinate to other commercial financial institutions.  While we have exposure to credit loss in the event of non-performance by these counter-parties, we conduct ongoing assessments of their financial and operational performance.

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

Fluctuations in the value of certain foreign currencies as compared to the U.S. dollar may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings.  We purchase short-term (i.e., 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to our foreign suppliers.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.  Our hedging activities have historically not had a material impact on our consolidated financial statements.  Accordingly, additional disclosures related to derivatives and hedging activities required by ASC Topic 815 have been omitted.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment Data and Geographic Data

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

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global dental, medical and animal health groups serve practitioners in 25 countries worldwide.

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

This sales reporting is consistent with our global business groups as realigned in 2012.  These groups have been formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

We will continue to report financial results for our health care distribution and technology and value-added services reportable segments.  The health care distribution segment comprises three global operating segments (dental, medical and animal health) and the technology and value-added services segment remains unchanged.

In connection with this change in business groups, goodwill was reallocated to the new reporting units.  We reviewed the newly allocated goodwill and determined that there was no impairment.

The following tables present information about our reportable and operating segments:

		Years Ended
		December 29,	December 31,	December 25,
		2012	2011	2010
Net Sales:
	Health care distribution (1):
	Dental	$4,774,482	$4,764,898	$4,415,469
	Medical	1,560,921	1,504,454	1,373,999
	Animal health	2,321,151	2,010,270	1,537,370
	Total health care distribution	8,656,554	8,279,622	7,326,838
	Technology and value-added services (2)	283,413	250,620	199,952
	Total	$8,939,967	$8,530,242	$7,526,790

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial and other services, including e-services and continuing education services for practitioners.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

	Years ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Operating Income:
Health care distribution	$541,667	$512,094	$455,607
Technology and value-added services	77,294	70,055	65,524
Total	$618,961	$582,149	$521,131

Income before taxes and equity in earnings of affiliates
Health care distribution	$529,236	$501,266	$438,696
Technology and value-added services	74,952	68,041	63,339
Total	$604,188	$569,307	$502,035

Depreciation and Amortization:
Health care distribution	$113,688	$106,485	$94,542
Technology and value-added services	11,634	9,411	6,672
Total	$125,322	$115,896	$101,214

Income Tax Expense:
Health care distribution	$165,346	$157,391	$132,785
Technology and value-added services	22,512	22,821	27,284
Total	$187,858	$180,212	$160,069

Interest Income:
Health care distribution	$13,293	$15,531	$14,090
Technology and value-added services	101	62	8
Total	$13,394	$15,593	$14,098

Interest Expense:
Health care distribution	$30,790	$30,350	$33,629
Technology and value-added services	112	27	12
Total	$30,902	$30,377	$33,641

Purchases of Fixed Assets:
Health care distribution	$47,057	$42,751	$37,158
Technology and value-added services	4,180	2,425	1,842
Total	$51,237	$45,176	$39,000

	As of
	December 29,	December 31,	December 25,
	2012	2011	2010
Total Assets:
Health care distribution	$5,001,188	$4,542,331	$4,416,382
Technology and value-added services	332,809	197,813	131,089
Total	$5,333,997	$4,740,144	$4,547,471

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

The following table presents information about our operations by geographic area as of and for the three years ended December 29, 2012.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2012		2011		2010
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$5,496,969	$1,313,866	$5,212,861	$1,279,913	$4,777,172	$1,248,837
Other	3,442,998	1,022,820	3,317,381	888,895	2,749,618	833,998
Consolidated total	$8,939,967	$2,336,686	$8,530,242	$2,168,808	$7,526,790	$2,082,835

Note 16 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $37.3 million ($25.7 million after-tax), $36.9 million ($25.2 million after-tax) and $29.9 million ($20.4 million after-tax) for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, we presented $17.8 million, $8.8 million and $11.3 million of benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 1994 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).  Since March 2009, equity-based awards have been granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.  As of December 29, 2012, there were 27,079 shares authorized and 3,458 shares available to be granted under the 1994 Stock Incentive Plan and 800 shares authorized and 107 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.

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

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions.  We issue restricted stock that vests solely based on the recipient’s continued service over time (primarily four-year cliff vesting) and restricted stock that vests based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).

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

Stock-based compensation grants for the three years ended December 29, 2012 primarily consisted of restricted stock and restricted stock unit grants.  Certain stock-based compensation granted may require us to settle in the form of a cash payment.  During the year ended December 29, 2012, we recorded a liability of $0.6 million relating to the grant date fair value of this stock-based compensation, as well as an expense of $0.4 million relating to the change in the fair value of these grants.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $73.42, $68.25 and $55.59 per share during the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

Total unrecognized compensation cost related to non-vested awards as of December 29, 2012 was $72.0 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 29,		December 31,		December 25,
	2012		2011		2010

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,059	$44.53	5,012	$43.05	6,295	$40.66
Granted	-	-	10	69.45	10	56.03
Exercised	(1,890)	40.06	(942)	36.84	(1,249)	30.84
Forfeited	(31)	36.02	(21)	48.35	(44)	50.12
Outstanding at end of year	2,138	$48.61	4,059	$44.53	5,012	$43.05

Options exercisable at end of year	2,137	$48.62	3,778	$43.47	4,252	$40.58

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

	2011	2010
Expected dividend yield	-%	-%
Expected stock price volatility	20%	20%
Risk-free interest rate	2.13%	2.37%
Expected life of options (years)	4.75	4.5

During the year ended December 29, 2012, we did not grant any stock options.

We have not declared cash or stock dividends on our stock in the past and we do not anticipate declaring cash or stock dividends in the foreseeable future.  The expected stock price volatility is based on the evaluation of implied volatilities from traded call options on our stock and from call options embedded in our convertible debt, historical volatility of our stock and other factors.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect on the date of grant in conjunction with considering the expected life of options.  The expected life of options represents the approximate period of time that granted options are expected to be outstanding and is based on historical data, including, among other things, option exercises, forfeitures and cancellations.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

The following table represents the intrinsic values of:

	As of
	December 29,	December 31,	December 25,
	2012	2011	2010
Stock options outstanding	$67,044	$80,821	$95,777
Stock options exercisable	66,964	79,202	91,741

The total cash received as a result of stock option exercises for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 was approximately $72.5 million, $34.5 million and $38.4 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 were $31.6 million, $7.2 million and $8.3 million.  We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

The total intrinsic value per share of restricted stock (including restricted stock units) that vested was $75.98, $66.78 and $56.76 during the years ended December 29, 2012, December 31, 2011 and December 25, 2010.  The following table summarizes the status of our non-vested restricted shares/units for the year ended December 29, 2012:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	870	$52.43
Granted	263	72.30
Vested	(87)	59.71
Forfeited	(28)	54.44
Outstanding at end of period	1,018	$56.87	$79.96

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,698	$40.05
Granted	371	70.82
Vested	(736)	35.27
Forfeited	(18)	63.10
Outstanding at end of period	1,315	$53.27	$79.96

401(k) Plans

We offer qualified 401(k) plans to substantially all our domestic full-time employees.  As determined by our Board of Directors, matching contributions to these plans generally do not exceed 100% of the participants’ contributions up to 7% of their base compensation, subject to applicable legal limits.  Matching contributions consist of cash and were allocated entirely to the participants’ investment elections on file, subject to a 20% allocation limit to the Henry Schein Stock Fund.  Forfeitures attributable to participants whose employment terminates prior to becoming fully vested are used to reduce our matching contributions and offset administrative expenses of the 401(k) plans.

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 29, 2012, December 31, 2011 and December 25, 2010 amounted to $23.8 million, $23.0 million and $21.2 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged to operations during the years ended December 29, 2012, December 31, 2011 and December 25, 2010 amounted to $2.1 million, $0.7 million and $0.6 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain associated companies. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.  The amounts charged to operations during the years ended December 29, 2012 and December 31, 2011 was approximately $0.3 million and $0, respectively.

Note 17 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2025.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 29, 2012 were:

2013	$75,901
2014	57,356
2015	47,616
2016	34,859
2017	26,629
Thereafter	65,718
Total minimum operating lease payments	$308,079

Total rental expense for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 was $68.2 million, $65.5 million and $62.6 million.

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 29, 2012 were:

2013	$1,739
2014	1,039
2015	446
2016	187
2017	20
Thereafter	-
Total minimum capital lease payments	3,431
Less: Amount representing interest at 2.00% to 16.44%	(287)
Total present value of minimum capital lease payments	$3,144

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 17 – Commitments and Contingencies – (Continued)

Capital Expenditures

We sometimes enter into certain commitments regarding capital expenditures.  As of December 29, 2012, we have capital expenditure commitments of $1.3 million due within one year.

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 29, 2012 were:

2013	$67,245
2014	26,840
2015	23,489
2016	24,559
2017	23,580
Thereafter	78,053
Total minimum inventory purchase commitment payments	$243,766

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

Litigation

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations and other matters arising out of the ordinary course of our business.  In our opinion, pending matters will not have a material adverse effect on our financial condition or results of operations.

As of December 29, 2012, we had accrued our best estimate of potential losses relating to product liability and other claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2013 through 2017 and thereafter of approximately $14.5 million, $4.9 million, $2.5 million, $1.7 million, $2.6 million and $2.3 million.  We also have lifetime consulting agreements that provide for current compensation of $0.5 million per year, increasing $25 every fifth year with the next increase in 2017.  In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	March 31,	June 30,	September 29,	December 29,
	2012 (1)	2012	2012	2012
Net sales	$2,099,019	$2,201,452	$2,231,058	$2,408,438
Gross profit	610,579	624,395	609,044	663,495
Operating income	133,295	154,702	149,622	181,342
Net income	89,061	107,302	105,310	121,715

Amounts attributable to
Henry Schein, Inc.:
Net income	80,752	98,086	96,771	112,467

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$0.92	$1.11	$1.11	$1.29
Diluted	0.89	1.08	1.08	1.26

	Quarters ended
	March 26,	June 25,	September 24,	December 31,
	2011	2011	2011	2011
Net sales	$1,947,761	$2,130,640	$2,111,693	$2,340,148
Gross profit	565,822	612,224	587,420	652,589
Operating income	124,300	151,215	143,261	163,373
Net income	82,971	105,056	100,808	115,821

Amounts attributable to
Henry Schein, Inc.:
Net income	76,495	94,475	91,961	104,730

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$0.84	$1.04	$1.02	$1.18
Diluted	0.82	1.01	0.99	1.15

(1)	See Note 10 - "Plans of Restructuring" for details of the restructuring costs incurred during the first quarter of 2012.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited) – (Continued)

We experience fluctuations in quarterly earnings.  As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results also may be adversely affected by a variety of other factors, including:

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

•  costs associated with our self-insured medical and dental insurance programs;

•  general market and economic conditions, as well as those specific to the health care industry and related industries;

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 19 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 29,	December 31,	December 25,
	2012	2011	2010
Interest	$23,358	$30,847	$25,531
Income taxes	196,765	173,318	145,758

There was approximately $8.3 million, $16.7 million and $286.3 million of debt assumed as a part of the acquisitions for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively.  Debt assumed during the years ended December 29, 2012, December 31, 2011 and December 25, 2010 primarily relates to the acquisitions of C&M Vetlink, Provet Holdings Limited and BAHS, respectively.  On September 3, 2010, we redeemed all of our 3% Convertible Notes originally due in 2034 for approximately $240 million in cash and issued 732 shares of our common stock.

For the year ended December 29, 2012, we had $3.5 million of non-cash net unrealized gains related to foreign currency hedging activities. For the years ended December 31, 2011 and December 25, 2010, we had $0.7 million and $1.1 million of non-cash net unrealized losses related to foreign currency hedging activities.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 29, 2012 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition activity and ongoing acquisition integrations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended December 29, 2012, post-acquisition related activities continued for the global animal health, dental, medical and technology businesses acquired during 2012 and 2011, representing aggregate annual revenues of approximately $674.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.  In addition, we completed the acquisitions of global dental and animal health businesses with approximate aggregate annual revenues of $83.0 million and $57.0 million, respectively.

All acquisitions and acquisition integrations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 29, 2012.

The effectiveness of our internal control over financial reporting as of December 29, 2012 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 29, 2012 and December 31, 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 29, 2012 and our report dated February 13, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 13, 2013

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors”, with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee”, with respect to corporate governance, in each case in our definitive 2013 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2012 Proxy Statement filed pursuant to Regulation 14A on April 2, 2012.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2013 Proxy Statement.

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

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the Section entitled “Compensation Discussion and Analysis”, “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2013 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  Certain plans are subject to stockholder approval, while other plans have been authorized solely by the Board of Directors.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 29, 2012:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
Plan Category	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	2,138,393	$48.61	3,565,012
Plans Not Approved by Stockholders	-	-	-
Total	2,138,393	$48.61	3,565,012

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2013 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2013 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2013 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 57.

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
February 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 13, 2013
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 13, 2013
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 13, 2013
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 13, 2013
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 13, 2013
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 13, 2013
Barry J. Alperin

/s/ PAUL BRONS	Director	February 13, 2013
Paul Brons

/s/ DONALD J. KABAT	Director	February 13, 2013
Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 13, 2013
Philip A. Laskawy

/s/ KARYN MASHIMA	Director	February 13, 2013
Karyn Mashima

/s/ NORMAN S. MATTHEWS	Director	February 13, 2013
Norman S. Matthews

/s/ CAROL RAPHAEL	Director	February 13, 2013
Carol Raphael

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 13, 2013
Bradley T. Sheares, Ph. D.

/s/ LOUIS W. SULLIVAN, MD	Director	February 13, 2013
Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated February 13, 2013 relating to the consolidated financial statements of Henry Schein, Inc. which is contained in Item 8 of this Form 10-K, included the audits of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
February 13, 2013

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 29, 2012:
Allowance for doubtful accounts,
sales returns and other	$65,853	$4,407	$13,305	$(8,325)	$75,240

Year ended December 31, 2011:
Allowance for doubtful accounts,
sales returns and other	$56,267	$6,156	$9,665	$(6,235)	$65,853

Year ended December 25, 2010:
Allowance for doubtful accounts,
sales returns and other	$51,724	$5,564	$5,700	$(6,721)	$56,267

(1)				Represents amounts charged to bad debt expense.

(2)				Amounts charged to net sales primarily relate to increases in allowances for sales returns.

(3)				Deductions primarily consist of fully reserved accounts receivable that have been written off.

Exhibits

3.1
Amended and Restated Certificate of Incorporation of Henry Schein, Inc. dated November 2, 1995. (Incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on February 28, 2007.)

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Henry Schein, Inc. dated November 12, 1997. (Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended December 30, 2006 filed on February 28, 2007.)

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Henry Schein, Inc. dated June 16, 1998. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-3, Reg. No. 333-59793 filed on July 24, 1998.)

3.4
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Henry Schein, Inc. dated May 25, 2005. (Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2005 filed on August 4, 2005.)

3.5
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Henry Schein, Inc. dated May 15, 2012. (Incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K filed on May 16, 2012.)

3.6	Amended and Restated By-Laws. (Incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1, Reg. No. 33-96528 filed on October 10, 1995.)

3.7
Amendments to the Amended and Restated By-Laws adopted July 15, 1997. (Incorporated by reference to Exhibit 3.3 to our Registration Statement on Form S-4, Reg. No. 33-36081 filed on September 22, 1997.)

3.8	Amendment to the Amended and Restated By-Laws adopted on May 15, 2012. (Incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K filed on May 16, 2012.)

4.1
Master Note Facility, dated as of April 27, 2012, by and among us, Metropolitan Life Insurance Company, Metlife Investment Advisors Company, LLC and each MetLife affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on April 30, 2012.)

4.2
Master Note Facility, dated as of August 9, 2010, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

4.3
Amendment No. 1 to Master Note Facility, dated as of February 14, 2012, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)

4.4
Second Amendment to Master Note Facility, dated as of August 9, 2010, by and among us, New York Life Investment Management LLC and each NY Life affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 30, 2012.)

4.5
Private Shelf Agreement, dated as of August 9, 2010, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

Exhibits

4.6
Amendment to the Private Shelf Agreement, dated as of August 9, 2010, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 30, 2012.)

10.1
Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007. (Incorporated by reference to Appendix A to our definitive 2007 Proxy Statement on Schedule 14A filed on April 10, 2007.)**

10.2
Amendment Number One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.3
Amendment Number Two to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.4
Amendment Number Three to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of February 23, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.5
Amendment Number Four to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.6
Amendment Number Five to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.7
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.8
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.9
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.10
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.11
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of April 1, 2004 and January 1, 2005). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

Exhibits

10.12
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.13
Amendment Number One to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.14
Amendment Number Two to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.15
Amendment Number Three to the Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2008. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 29, 2012 filed on November 7, 2012.)**

10.16
Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment Number One, effective as of May 25, 2004. (Incorporated by reference to Exhibit C to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

10.17
Amendment Number Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.18
Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010 filed on August 2, 2010.)**

10.19
2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

10.20
Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.21
Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.22
Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.23
Henry Schein, Inc. 2001 Non-Employee Director Incentive Plan. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2002 filed on March 24, 2003.)**

10.24
Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

Exhibits

10.25
Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.26
Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.27
Amendment to the Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)**

10.28
Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2012. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2012 filed on May 8, 2012.)**

10.29
Amended and Restated Employment Agreement dated as of December 31, 2011 between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.30
Restricted Stock Unit Agreement pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.31
Amended and Restated Letter Agreement effective as of December 11, 2008 between us and Stanley Komaroff. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.32
Form of Amended and Restated Change in Control Agreements dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Leonard David, Stanley Komaroff, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.33
Form of Amendment to Amended and Restated Change in Control Agreements effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Leonard David, Stanley Komaroff, Mark Mlotek, Steven Paladino, Michael Racioppi and Michael Zack, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.34
Credit Agreement, dated as of September 12, 2012, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent, and U.S. Bank National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., UniCredit Bank AG and The Bank of New York Mellon, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2012.)

10.35
Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q/A for the fiscal quarter ended March 26, 2011 filed on August 3, 2011.)*

Exhibits

10.36
First Amendment dated December 21, 2010 to the Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

10.37
Second Amendment dated May 27, 2011 to the Credit Agreement among Butler Animal Health Supply, LLC, the several lenders parties thereto, and JPMorgan Chase Bank, N.A., as administrative agent, dated as of December 31, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)

10.38
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

10.39
Amendment No. 1 to the Omnibus Agreement, dated December 31, 2009, by and between Henry Schein, Inc. and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.40
Put Rights Agreement, dated December 31, 2009, by and among Henry Schein, Inc., Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

10.41
First Amendment dated December 1, 2010 to Put Rights Agreement among Henry Schein, Inc., Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

21.1	List of our Subsidiaries.+

23.1	Consent of BDO USA, LLP.+

31.1	Certification of our Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

31.2	Certification of our Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+

32.1	Certification of our Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

Exhibits

101.INS	XBRL Instance Document+

101.SCH	XBRL Taxonomy Extension Schema Document+

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document+

101.LAB	XBRL Taxonomy Extension Label Linkbase Document+

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
_________
+     Filed herewith.
*
Pursuant to a request for confidential treatment, portions of this Exhibit have been redacted from the publicly filed document and have been furnished separately to the Securities and Exchange Commission as required by Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

**   Indicates management contract or compensatory plan or agreement.