Form 10-Q
period 2013-03-30
HENRY SCHEIN INC
filed 2013-05-07
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013
or
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

As of April 26, 2013, there were 87,132,889 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 30,	December 29,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90,562	$122,080
Accounts receivable, net of reserves of $71,256 and $75,240	1,028,163	1,015,194
Inventories, net	1,136,043	1,203,507
Deferred income taxes	65,071	64,049
Prepaid expenses and other	265,576	299,547
Total current assets	2,585,415	2,704,377
Property and equipment, net	262,825	273,458
Goodwill	1,610,996	1,601,046
Other intangibles, net	453,502	462,182
Investments and other	292,948	292,934
Total assets	$5,205,686	$5,333,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$609,028	$787,658
Bank credit lines	50,073	27,166
Current maturities of long-term debt	1,908	17,992
Accrued expenses:
Payroll and related	154,845	207,381
Taxes	137,114	132,774
Other	289,601	299,738
Total current liabilities	1,242,569	1,472,709
Long-term debt	600,599	488,121
Deferred income taxes	199,768	196,814
Other liabilities	119,713	125,314
Total liabilities	2,162,649	2,282,958

Redeemable noncontrolling interests	463,363	435,175
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
87,381,543 outstanding on March 30, 2013 and
87,850,671 outstanding on December 29, 2012	874	879
Additional paid-in capital	339,856	375,946
Retained earnings	2,223,037	2,183,905
Accumulated other comprehensive income	14,462	52,855
Total Henry Schein, Inc. stockholders' equity	2,578,229	2,613,585
Noncontrolling interests	1,445	2,279
Total stockholders' equity	2,579,674	2,615,864
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,205,686	$5,333,997

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net sales	$2,293,511	$2,099,019
Cost of sales	1,646,520	1,488,440
Gross profit	646,991	610,579
Operating expenses:
Selling, general and administrative	493,362	465,452
Restructuring costs	-	11,832
Operating income	153,629	133,295
Other income (expense):
Interest income	3,205	3,330
Interest expense	(12,727)	(7,640)
Other, net	(370)	525
Income before taxes and equity in earnings of affiliates	143,737	129,510
Income taxes	(45,852)	(41,840)
Equity in earnings of affiliates	801	1,391
Net income	98,686	89,061
Less: Net income attributable to noncontrolling interests	(7,208)	(8,309)
Net income attributable to Henry Schein, Inc.	$91,478	$80,752

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.06	$0.92
Diluted	$1.03	$0.89

Weighted-average common shares outstanding:
Basic	86,654	88,216
Diluted	88,792	90,666

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Net income	$98,686	$89,061

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(40,441)	31,661

Unrealized gain (loss) from foreign currency hedging activities	(159)	915

Unrealized investment gain (loss)	(9)	33

Pension adjustment gain (loss)	738	(435)

Other comprehensive income (loss), net of tax	(39,871)	32,174
Comprehensive income	58,815	121,235
Comprehensive income attributable to noncontrolling interests:
Net income	(7,208)	(8,309)
Foreign currency translation loss (gain)	1,478	(1,014)
Comprehensive income attributable to noncontrolling interests	(5,730)	(9,323)

Comprehensive income attributable to Henry Schein, Inc.	$53,085	$111,912

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 29, 2012	87,850,671	$879	$375,946	$2,183,905	$52,855	$2,279	$2,615,864
Net income (excluding $7,134 attributable to Redeemable
noncontrolling interests)	-	-	-	91,478	-	74	91,552
Foreign currency translation loss (excluding $1,478
attributable to Redeemable noncontrolling interests)	-	-	-	-	(38,963)	-	(38,963)
Unrealized loss from foreign currency hedging activities,
net of tax of $83	-	-	-	-	(159)	-	(159)
Unrealized investment loss, net of tax benefit of $6	-	-	-	-	(9)	-	(9)
Pension adjustment gain, net of tax of $182	-	-	-	-	738	-	738
Dividends paid	-	-	-	-	-	(109)	(109)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	(799)	(799)
Change in fair value of redeemable securities	-	-	(17,656)	-	-	-	(17,656)
Other adjustments	-	-	(36)	-	-	-	(36)
Repurchase and retirement of common stock	(839,450)	(8)	(21,095)	(52,346)	-	-	(73,449)
Stock issued upon exercise of stock options,
including tax benefit of $8,035	291,418	2	19,832	-	-	-	19,834
Stock-based compensation expense	325,757	3	5,307	-	-	-	5,310
Shares withheld for payroll taxes	(246,853)	(2)	(22,308)	-	-	-	(22,310)
Liability for cash settlement stock-based compensation awards	-	-	(134)	-	-	-	(134)

Balance, March 30, 2013	87,381,543	$874	$339,856	$2,223,037	$14,462	$1,445	$2,579,674

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 30,	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$98,686	$89,061
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	32,393	30,420
Accelerated amortization of deferred financing costs	6,203	-
Stock-based compensation expense	5,310	8,754
Provision for losses on trade and other accounts receivable	840	1,144
Provision for (benefit from) deferred income taxes	6,371	(8,182)
Equity in earnings of affiliates	(801)	(1,391)
Distributions from equity affiliates	2,881	3,324
Other	3,291	2,901
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(25,392)	(57,433)
Inventories	54,011	(12,532)
Other current assets	14,003	12,404
Accounts payable and accrued expenses	(235,843)	(117,075)
Net cash used in operating activities	(38,047)	(48,605)

Cash flows from investing activities:
Purchases of fixed assets	(11,862)	(12,223)
Payments for equity investments and business
acquisitions, net of cash acquired	(32,359)	(18,980)
Proceeds from sales of available-for-sale securities	-	1,150
Other	(68)	(2,051)
Net cash used in investing activities	(44,289)	(32,104)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	22,827	(50,016)
Proceeds from issuance of long-term debt	328,000	100,000
Debt issuance costs	(236)	-
Principal payments for long-term debt	(232,905)	(10,650)
Proceeds from issuance of stock upon exercise of stock options	11,799	30,039
Payments for repurchases of common stock	(73,449)	(38,565)
Excess tax benefits related to stock-based compensation	3,364	8,548
Distributions to noncontrolling shareholders	(2,792)	(2,081)
Acquisitions of noncontrolling interests in subsidiaries	(535)	(6,366)
Net cash provided by financing activities	56,073	30,909

Net change in cash and cash equivalents	(26,263)	(49,800)
Effect of exchange rate changes on cash and cash equivalents	(5,255)	4,329
Cash and cash equivalents, beginning of period	122,080	147,284
Cash and cash equivalents, end of period	$90,562	$101,813

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2012.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 30, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 28, 2013.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended
		March 30,	March 31,
		2013	2012
Net Sales:
	Health care distribution (1):
	Dental	$1,190,795	$1,155,666
	Medical	388,862	354,826
	Animal health	639,142	525,590
	Total health care distribution	2,218,799	2,036,082
	Technology and value-added services (2)	74,712	62,937
	Total	$2,293,511	$2,099,019

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

	Three Months Ended
	March 30,	March 31,
	2013	2012
Operating Income:
Health care distribution	$134,460	$117,221
Technology and value-added services	19,169	16,074
Total	$153,629	$133,295

Note 3 – Debt

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  The borrowings outstanding under this revolving credit facility were $305.0 million as of March 30, 2013.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 30, 2013, there were $9.2 million of letters of credit provided to third parties under the credit facility.

As of March 30, 2013, we had various other short-term bank credit lines available, of which $50.1 million was outstanding.  At March 30, 2013, borrowings under all of our credit lines had a weighted average interest rate of 1.62%.

Our credit lines are collateralized by assets with an aggregate net carrying value of $94.5 million.

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

The components of our private placement facility borrowings as of March 30, 2013 are presented in the following table:

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
	$250,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

Butler Schein Animal Health

During the first quarter of 2013, we repaid the then outstanding debt related to the Butler Schein Animal Health (“BSAH”) transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.  On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million) at a higher interest rate at BSAH during February 2013 and will provide funding for working capital and general corporate purposes.  See Note 14 – “Subsequent Event” for details related to the new facility agreement.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 30, 2013 and the year ended December 29, 2012 are presented in the following table:

	March 30,	December 29,
	2013	2012
Balance, beginning of period	$435,175	$402,050
Decrease in redeemable noncontrolling interests due to
redemptions	-	(23,637)
Increase in redeemable noncontrolling interests due to business
acquisitions	7,691	30,935
Net income attributable to redeemable noncontrolling interests	7,134	34,803
Dividends declared	(2,815)	(21,013)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(1,478)	904
Change in fair value of redeemable securities	17,656	53,769
Other adjustment to redeemable noncontrolling interests	-	(42,636)
Balance, end of period	$463,363	$435,175

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity.  Our comprehensive income is primarily comprised of net income, foreign currency translation gain (loss), unrealized gain (loss) on foreign currency hedging activities, unrealized investment gain (loss) and pension adjustment gain (loss).

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	March 30,	December 29,
	2013	2012
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(2,327)	$(849)

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$33,197	$72,160
Unrealized gain from foreign currency hedging activities	1,028	1,187
Unrealized investment loss	(424)	(415)
Pension adjustment loss	(19,339)	(20,077)
Accumulated other comprehensive income	$14,462	$52,855

Total Accumulated other comprehensive income	$12,135	$52,006

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Net income	$98,686	$89,061

Foreign currency translation gain (loss)	(40,441)	31,661
Tax effect	-	-
Foreign currency translation gain (loss)	(40,441)	31,661

Unrealized gain (loss) from foreign currency hedging activities	(76)	1,160
Tax effect	(83)	(245)
Unrealized gain (loss) from foreign currency hedging activities	(159)	915

Unrealized investment loss	(15)	(73)
Tax effect	6	106
Unrealized investment gain (loss)	(9)	33

Pension adjustment gain (loss)	920	(359)
Tax effect	(182)	(76)
Pension adjustment gain (loss)	738	(435)
Comprehensive income	$58,815	$121,235

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Comprehensive income attributable to
Henry Schein, Inc.	$53,085	$111,912
Comprehensive income attributable to
noncontrolling interests	74	104
Comprehensive income attributable to
Redeemable noncontrolling interests	5,656	9,219
Comprehensive income	$58,815	$121,235

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

Debt

The fair value of our debt as of March 30, 2013 and December 29, 2012 was estimated at $652.6 million and $533.3 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 30, 2013 and December 29, 2012:

	March 30, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$631	$-	$631
Total assets	$-	$631	$-	$631

Liabilities:
Derivative contracts	$-	$1,820	$-	$1,820
Total liabilities	$-	$1,820	$-	$1,820

Redeemable noncontrolling interests	$-	$-	$463,363	$463,363

	December 29, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$2,816	$2,816
Derivative contracts	-	710	-	710
Total assets	$-	$710	$2,816	$3,526

Liabilities:
Derivative contracts	$-	$1,159	$-	$1,159
Total liabilities	$-	$1,159	$-	$1,159

Redeemable noncontrolling interests	$-	$-	$435,175	$435,175

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain acquisitions during the three months ended March 30, 2013.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For acquisitions completed in subsequent periods, we have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the three months ended March 30, 2013 and March 31, 2012, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 8 – Plans of Restructuring

During the years ended December 29, 2012 and December 25, 2010, we incurred restructuring costs of $15.2 million ($10.5 million after taxes) and $12.3 million ($8.3 million after taxes), respectively, consisting of employee severance pay and benefits related to the elimination of approximately 200 positions and 184 positions, respectively, facility closing costs, representing primarily lease terminations and property and equipment write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  These restructuring programs are complete and we do not expect any additional costs from these programs.

The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 30, 2013 and during our 2012, 2011 and 2010 fiscal years and the remaining accrued balance of restructuring costs as of March 30, 2013, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 26, 2009	$2,267	$2,030	$4,297
Provision	8,930	3,355	12,285
Payments and other adjustments	(9,205)	(3,034)	(12,239)
Balance, December 25, 2010	$1,992	$2,351	$4,343
Provision	-	-	-
Payments and other adjustments	(1,423)	(1,800)	(3,223)
Balance, December 31, 2011	$569	$551	$1,120
Provision	12,841	2,351	15,192
Payments and other adjustments	(11,584)	(1,671)	(13,255)
Balance, December 29, 2012	$1,826	$1,231	$3,057
Provision	-	-	-
Payments and other adjustments	(1,002)	(510)	(1,512)
Balance, March 30, 2013	$824	$721	$1,545

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring – (Continued)

The following table shows, by reportable segment, the restructuring costs incurred during the three months ended March 30, 2013 and the fiscal years 2012, 2011 and 2010 and the remaining accrued balance of restructuring costs as of March 30, 2013:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 26, 2009	$4,225	$72	$4,297
Provision	12,063	222	12,285
Payments and other adjustments	(11,945)	(294)	(12,239)
Balance, December 25, 2010	$4,343	$-	$4,343
Provision	-	-	-
Payments and other adjustments	(3,223)	-	(3,223)
Balance, December 31, 2011	$1,120	$-	$1,120
Provision	14,981	211	15,192
Payments and other adjustments	(13,058)	(197)	(13,255)
Balance, December 29, 2012	$3,043	$14	$3,057
Provision	-	-	-
Payments and other adjustments	(1,498)	(14)	(1,512)
Balance, March 30, 2013	$1,545	$-	$1,545

We expect that a majority of the liability balance at March 30, 2013 will be paid in 2013.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Basic	86,654	88,216
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	2,138	2,450
Diluted	88,792	90,666

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the three months ended March 30, 2013, our effective tax rate was 31.9% compared to 32.3% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of March 30, 2013 was approximately $43.0 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $8.9 million and $0, respectively, for the three months ended March 30, 2013.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pre-tax compensation expense of $5.3 million ($3.6 million after-tax) and $8.8 million ($5.9 million after-tax) for the three months ended March 30, 2013 and March 31, 2012, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of March 30, 2013 was $102.9 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the three months ended March 30, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	2,138	$48.61
Granted	-	-
Exercised	(292)	40.95
Forfeited	-	-
Outstanding at end of period	1,846	$49.82	3.5	$78,865

Options exercisable at end of period	1,846	$49.82	3.5	$78,865

The following tables summarize the activity of our non-vested restricted stock/units for the three months ended March 30, 2013:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,018	$56.87
Granted	182	88.87
Vested	(275)	35.31
Forfeited	(9)	65.15
Outstanding at end of period	916	$69.60	$92.55

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,315	$53.27
Granted	49	82.19
Vested	(361)	56.55
Forfeited	(10)	68.32
Outstanding at end of period	993	$56.56	$92.55

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 30,	March 31,
	2013	2012
Interest	$6,979	$6,891
Income taxes	10,541	24,747

During the three months ended March 30, 2013, we had a $0.1 million non-cash net unrealized loss related to hedging activities. During the three months ended March 31, 2012, we had a $1.2 million non-cash net unrealized gain related to hedging activities.

Note 14 – Subsequent Event

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million) at a higher interest rate at BSAH during February 2013 and will provide funding for working capital and general corporate purposes.  The financing is structured as an asset-backed securitization program with pricing committed for up to three years. The interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate plus 75 basis points.

We will be required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if usage is less than 50% of the facility limit.

Future borrowings under this facility will initially be presented as a component of Long-term debt within our consolidated balance sheet.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, medical and animal health care practitioners.  We serve over 775,000 customers worldwide, including dental practitioners and laboratories, physician practices and animal health clinics, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 81 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 15,500 people (of which more than 7,000 are based outside the United States) and have operations or affiliates in 25 countries, including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand, Turkey and the United Kingdom.

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

The trend of consolidation extends to our customer base.  Health care practitioners are increasingly seeking to partner, affiliate or combine with larger entities such as hospitals, health systems, group practices or physician hospital organizations.  In many cases, purchasing decisions for consolidated groups are made at a centralized or professional staff level; however, orders are delivered to the practitioners’ offices.

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

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services.  Also, many of these laws and regulations are subject to change and may impact our financial performance.

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.  The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers beginning in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law, often referred to as the “individual mandate,” which requires individuals without health insurance to pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding.  The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  A number of states have indicated a reluctance to accept the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act, imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act.  The final rule provides that data collection activities begin on August 1, 2013, and first disclosure reports are due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  As required under the Physician Payment Sunshine Act, CMS will publish information from these reports in a publicly available Website, including amounts transferred and physician, dentist and teaching hospital identities, which according to CMS will be available to the public by September 30, 2014.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope, and we are in the process of analyzing its application to our businesses.  For example, the final rule is unclear as to whether the Physician Payment Sunshine Act requires that wholesale drug and device distributors that are not engaged in any repackaging or relabeling activities but which take title to the products they distribute, as we generally do, are to be treated as “applicable manufacturers” subject to full reporting requirements.  The CMS commentary on the final rule indicates that they are to be treated as “applicable manufacturers” subject to full reporting requirements; however, this interpretation appears to be inconsistent with the language of the Physician Payment Sunshine Act itself.  In addition, because certain of our subsidiaries manufacture drugs and devices, we will in any event likely be required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have adequate compliance programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule is likely to impose additional costs on us.

Health Care Fraud

Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations.  Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs.  Other laws, referred to as “anti-kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for, or recommending ordering, purchasing or leasing of, items or services that are paid for by federal, state and other health care payers and programs.

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

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law, discussed in more detail under “Health Care Reform” above, by the second quarter of 2014, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which is likely to include us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

While we believe that we are substantially compliant with fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law, could adversely affect our business.

Operating and Security Standards

At the federal level, the Federal Food, Drug, and Cosmetic Act, or FDC Act, requires certain wholesalers to provide a drug pedigree for each wholesale distribution of prescription drugs, which includes an identifying statement that records the chain of ownership of a prescription drug.  On July 14, 2011, the United States Food and Drug Administration, or FDA, published a proposed rulemaking that would remove the requirement that a pedigree track back to the manufacturer and that certain information be identified on the pedigree.  Currently, the FDA, in exercise of its enforcement discretion, requires these wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.  The FDA has continued to develop its policies regarding the integrity of the supply chain, such as by issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages and by issuing a proposed rule in 2012 for a unique medical device identification system.

Many states have implemented or are considering similar drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  A number of states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  The law will take effect on a staggered basis, commencing on January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers.  Other states have passed or are reviewing similar requirements.  Bills have been proposed in Congress that would impose similar requirements at the federal level, but such provisions have not been enacted at this time.

The federal Controlled Substances Act also regulates wholesale distribution of controlled substances and certain chemicals.  The Combat Methamphetamine Enhancement Act of 2010, which became effective in April 2011, requires retail sellers of products containing certain chemicals, such as pseudoephedrine, to self-certify to the Drug Enforcement Administration (“DEA”) that they understand and agree to comply with the laws and regulations regarding such sales. The law also prohibits distributors from selling these products to retailers who are not registered with the DEA or who have not self-certified compliance with the laws and regulations.  Various states also impose restrictions on the sale of certain products containing pseudoephedrine and other chemicals.  The Secure and Responsible Drug Disposal Act of 2010, signed by President Obama in October 2010, is intended to allow patients to deliver unused controlled substances to designated entities to more easily and safely dispose of controlled substances while reducing the chance of diversion.  The law authorizes the DEA to promulgate regulations to allow, but not require, designated entities to receive unused controlled substances.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has been developing policies on regulating clinical decision support tools and other types of software as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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

In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with “stage two” criteria for periods beginning in 2014, which are more demanding, and has indicated that it will delay rulemaking on more rigorous “stage three” criteria until 2014.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with these evolving governmental criteria.

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

Through our proprietary, technologically based suite of products, we offer customers a variety of competitive alternatives.  We believe that our tradition of reliable service, our name recognition and large customer base built on solid customer relationships position us well to participate in this significant aspect of the distribution business.  We continue to explore ways and means to improve and expand our Internet presence and capabilities, including our online commerce offerings and our use of various social media outlets.

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for the three months ended March 30, 2013 and March 31, 2012 (in thousands):

	Three Months Ended
	March 30,	March 31,
	2013	2012
Operating results:
Net sales	$2,293,511	$2,099,019
Cost of sales	1,646,520	1,488,440
Gross profit	646,991	610,579
Operating expenses:
Selling, general and administrative	493,362	465,452
Restructuring costs	-	11,832
Operating income	$153,629	$133,295

Other expense, net	$(9,892)	$(3,785)
Net income	98,686	89,061
Net income attributable to Henry Schein, Inc.	91,478	80,752

Cash flows:
Net cash used in operating activities	$(38,047)	$(48,605)
Net cash used in investing activities	(44,289)	(32,104)
Net cash provided by financing activities	56,073	30,909

Plan of Restructuring

During the three months ended March 31, 2012, we incurred restructuring costs of $11.8 million ($8.3 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 150 positions, facility closing costs, representing primarily lease terminations and asset write-off costs, and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.  We expect that a majority of the liability balance at March 30, 2013 will be paid in 2013.

Three Months Ended March 30, 2013 Compared to Three Months Ended March 31, 2012

Net Sales

Net sales for the three months ended March 30, 2013 and March 31, 2012 were as follows (in thousands):

		March 30,	% of	March 31,	% of	Increase
		2013	Total	2012	Total	$	%
Health care distribution (1):
	Dental	$1,190,795	51.9%	$1,155,666	55.1%	$35,129	3.0%
	Medical	388,862	16.9	354,826	16.9	34,036	9.6
	Animal health	639,142	27.9	525,590	25.0	113,552	21.6
	Total health care distribution	2,218,799	96.7	2,036,082	97.0	182,717	9.0
Technology and value-added services (2)		74,712	3.3	62,937	3.0	11,775	18.7
	Total	$2,293,511	100.0%	$2,099,019	100.0%	$194,492	9.3

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

The $194.5 million, or 9.3%, increase in net sales for the three months ended March 30, 2013 includes an increase of 9.2% in local currency growth (3.3% increase in internally generated revenue and 5.9% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.

The $35.1 million, or 3.0%, increase in dental net sales for the three months ended March 30, 2013 includes an increase of 2.9% in local currency growth (0.3% decrease in internally generated revenue and 3.2% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.  The 2.9% increase in local currency sales was due to dental consumable merchandise sales growth of 3.9% (0.2% increase in internally generated revenue and 3.7% growth from acquisitions), partially offset by a decrease in dental equipment sales and service revenues of 0.7% (2.0% decrease in internally generated revenue and 1.3% growth from acquisitions).

The $34.0 million, or 9.6%, increase in medical net sales for the three months ended March 30, 2013 includes an increase of 9.5% in local currency growth (8.3% increase in internally generated revenue and 1.2% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.

The $113.6 million, or 21.6%, increase in animal health net sales for the three months ended March 30, 2013 includes an increase of 21.7% in local currency growth (6.8% increase in internally generated revenue and 14.9% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.

The $11.8 million, or 18.7%, increase in technology and value-added services net sales for the three months ended March 30, 2013 includes an increase of 18.9% in local currency growth (11.7% increase in internally generated revenue and 7.2% growth from acquisitions) partially offset by a decrease of 0.2% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 30, 2013 and March 31, 2012 were as follows (in thousands):

	March 30,	Gross	March 31,	Gross	Increase
	2013	Margin %	2012	Margin %	$	%
Health care distribution	$599,191	27.0%	$569,542	28.0%	$29,649	5.2%
Technology and value-added services	47,800	64.0	41,037	65.2	6,763	16.5
Total	$646,991	28.2	$610,579	29.1	$36,412	6.0

For the three months ended March 30, 2013, gross profit increased $36.4 million, or 6.0%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $29.6 million, or 5.2%, for the three months ended March 30, 2013 compared to the prior year period.  Health care distribution gross profit margin decreased to 27.0% for the three months ended March 30, 2013 from 28.0% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $6.8 million, or 16.5%, for the three months ended March 30, 2013 compared to the prior year period.  Technology gross profit margin decreased to 64.0% for the three months ended March 30, 2013 from 65.2% for the comparable prior year period, primarily due to changes in the product sales mix and from higher support costs associated with our growing number of software and eServices customers.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 30, 2013 and March 31, 2012 were as follows (in thousands):

		% of		% of
	March 30,	Respective	March 31,	Respective	Increase
	2013	Net Sales	2012	Net Sales	$	%
Health care distribution	$464,731	20.9%	$440,546	21.6%	$24,185	5.5%
Technology and value-added services	28,631	38.3	24,906	39.6	3,725	15.0
Total	$493,362	21.5	$465,452	22.2	$27,910	6.0

Selling, general and administrative expenses increased $27.9 million, or 6.0%, to $493.4 million for the three months ended March 30, 2013 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.5% from 22.2% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $21.1 million, or 7.1%, to $320.4 million for the three months ended March 30, 2013 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 14.0% from 14.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $6.8 million, or 4.1%, to $173.0 million for the three months ended March 30, 2013 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.5% from 7.9% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended March 30, 2013 and March 31, 2012 were as follows (in thousands):

	March 30,	March 31,	Variance
	2013	2012	$	%
Interest income	$3,205	$3,330	$(125)	(3.8)%
Interest expense	(12,727)	(7,640)	(5,087)	(66.6)
Other, net	(370)	525	(895)	(170.5)
Other expense, net	$(9,892)	$(3,785)	$(6,107)	(161.3)

Other expense, net increased by $6.1 million for the three months ended March 30, 2013 compared to the prior year period.  Interest income decreased $0.1 million primarily due to a decrease in late fee income, partially offset by higher investment income.  Interest expense increased $5.1 million primarily due to the $6.2 million accelerated amortization of deferred financing costs resulting from the early repayment of our Butler Schein Animal Health (“BSAH”) debt during February 2013. Other, net decreased by $0.9 million due primarily to a reserve recorded during the first quarter of 2013 related to a loan to an equity affiliate.

Income Taxes

For the three months ended March 30, 2013, our effective tax rate was 31.9% compared to 32.3% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to state and foreign income taxes and interest expense.

Net Income

Net income increased $9.6 million, or 10.8%, for the three months ended March 30, 2013, compared to the prior year period due to the factors noted above.

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

Net cash flow used in operating activities was $38.0 million for the three months ended March 30, 2013, compared to $48.6 million for the comparable prior year period.  The net change of $10.6 million was primarily attributable to net income improvements, partially offset by changes in net working capital.

Net cash used in investing activities was $44.3 million for the three months ended March 30, 2013, compared to $32.1 million for the comparable prior year period.  The net change of $12.2 million was primarily due to increases in payments for equity investments and business acquisitions.  We expect to invest approximately $45 million to $55 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash provided by financing activities was $56.1 million for the three months ended March 30, 2013, compared to $30.9 million for the comparable prior year period.  The net change of $25.2 million was primarily due to increased bank borrowings and increased net proceeds from long-term debt, partially offset by increased repurchases of common stock and lower proceeds from issuance of stock upon exercise of stock options.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 30,	December 29,
	2013	2012
Cash and cash equivalents	$90,562	$122,080
Working capital	1,342,846	1,231,668

Debt:
Bank credit lines	$50,073	$27,166
Current maturities of long-term debt	1,908	17,992
Long-term debt	600,599	488,121
Total debt	$652,580	$533,279

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.6 days as of March 30, 2013 from 40.1 days as of March 31, 2012.  During the three months ended March 30, 2013, we wrote off approximately $2.2 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.6 as of March 30, 2013 from 6.2 as of March 31, 2012.  Our working capital accounts may be impacted by current and future economic conditions.

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  The borrowings outstanding under this revolving credit facility were $305.0 million as of March 30, 2013.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 30, 2013, there were $9.2 million of letters of credit provided to third parties under the credit facility.

As of March 30, 2013, we had various other short-term bank credit lines available, of which approximately $50.1 million was outstanding.  During the three months ended March 30, 2013, borrowings under all of our credit lines had a weighted average interest rate of 1.62%.

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

The components of our private placement facility borrowings as of March 30, 2013 are presented in the following table:

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
	$250,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

Butler Schein Animal Health

During the first quarter of 2013, we repaid the then outstanding debt related to the BSAH transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.  On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million) at a higher interest rate at BSAH during February 2013 and will provide funding for working capital and general corporate purposes.  See Note 14 – “Subsequent Event” for details related to the new facility agreement.

Stock Repurchases

From June 21, 2004 through March 30, 2013, we repurchased $873.3 million, or 14,595,513 shares, under our common stock repurchase programs, with $226.7 million available for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 30, 2013 and the year ended December 29, 2012 are presented in the following table:

	March 30,	December 29,
	2013	2012
Balance, beginning of period	$435,175	$402,050
Decrease in redeemable noncontrolling interests due to
redemptions	-	(23,637)
Increase in redeemable noncontrolling interests due to
business acquisitions	7,691	30,935
Net income attributable to redeemable noncontrolling interests	7,134	34,803
Dividends declared	(2,815)	(21,013)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(1,478)	904
Change in fair value of redeemable securities	17,656	53,769
Other adjustment to redeemable noncontrolling interests	-	(42,636)
Balance, end of period	$463,363	$435,175

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2012.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 29, 2012.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 30, 2013 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity and ongoing acquisition integrations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended March 30, 2013, we continued our post-acquisition related activities for animal health, dental and technology businesses acquired during 2012 representing aggregate annual revenues of approximately $425.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.

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

As of March 30, 2013, we had accrued our best estimate of potential losses relating to claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 29, 2012.

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

As of March 30, 2013, we had repurchased $873.3 million of common stock (14,595,513 shares) under these initiatives, with $226.7 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 30, 2013:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
12/30/12 through 02/02/13	301,450	$84.47	301,450	3,137,099
02/03/13 through 03/02/13	256,000	88.33	256,000	2,837,025
03/03/13 through 03/30/13	282,000	89.99	282,000	2,449,113
	839,450		839,450

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month end fiscal period based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2013.+
10.2	Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007).+
10.3	Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007).+
10.4	Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007).+
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

Dated: May 7, 2013