Form 10-Q
period 2013-06-29
HENRY SCHEIN INC
filed 2013-08-06
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013
or

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

As of July 26, 2013, there were 86,491,195 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 29,	December 29,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,839	$122,080
Accounts receivable, net of reserves of $72,040 and $75,240	1,039,914	1,015,194
Inventories, net	1,099,012	1,203,507
Deferred income taxes	63,085	64,049
Prepaid expenses and other	292,416	299,547
Total current assets	2,573,266	2,704,377
Property and equipment, net	256,775	273,458
Goodwill	1,607,731	1,601,046
Other intangibles, net	435,412	462,182
Investments and other	291,322	292,934
Total assets	$5,164,506	$5,333,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$682,604	$787,658
Bank credit lines	15,588	27,166
Current maturities of long-term debt	5,894	17,992
Accrued expenses:
Payroll and related	182,587	207,381
Taxes	139,605	132,774
Other	288,057	299,738
Total current liabilities	1,314,335	1,472,709
Long-term debt	446,709	488,121
Deferred income taxes	200,709	196,814
Other liabilities	119,291	125,314
Total liabilities	2,081,044	2,282,958

Redeemable noncontrolling interests	466,024	435,175
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
86,726,281 outstanding on June 29, 2013 and
87,850,671 outstanding on December 29, 2012	867	879
Additional paid-in capital	337,731	375,946
Retained earnings	2,275,516	2,183,905
Accumulated other comprehensive income	1,265	52,855
Total Henry Schein, Inc. stockholders' equity	2,615,379	2,613,585
Noncontrolling interests	2,059	2,279
Total stockholders' equity	2,617,438	2,615,864
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,164,506	$5,333,997

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net sales	$2,391,810	$2,201,452	$4,685,321	$4,300,471
Cost of sales	1,721,954	1,577,057	3,368,474	3,065,497
Gross profit	669,856	624,395	1,316,847	1,234,974
Operating expenses:
Selling, general and administrative	493,791	466,333	987,153	931,785
Restructuring costs	-	3,360	-	15,192
Operating income	176,065	154,702	329,694	287,997
Other income (expense):
Interest income	3,303	3,609	6,508	6,939
Interest expense	(4,890)	(7,711)	(17,617)	(15,351)
Other, net	(34)	830	(404)	1,355
Income before taxes and equity in earnings
of affiliates	174,444	151,430	318,181	280,940
Income taxes	(54,775)	(47,201)	(100,627)	(89,041)
Equity in earnings of affiliates	1,766	3,073	2,567	4,464
Net income	121,435	107,302	220,121	196,363
Less: Net income attributable to noncontrolling interests	(13,005)	(9,216)	(20,213)	(17,525)
Net income attributable to Henry Schein, Inc.	$108,430	$98,086	$199,908	$178,838

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.26	$1.11	$2.31	$2.03
Diluted	$1.23	$1.08	$2.27	$1.98

Weighted-average common shares outstanding:
Basic	86,370	88,490	86,483	88,161
Diluted	87,968	90,553	88,205	90,431

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012

Net income	$121,435	$107,302	$220,121	$196,363

Other comprehensive loss, net of tax:
Foreign currency translation loss	(15,261)	(42,004)	(55,702)	(10,343)

Unrealized gain (loss) from foreign currency hedging
activities	793	(1,022)	634	(107)

Unrealized investment gain (loss)	(74)	55	(83)	88

Pension adjustment gain	269	481	1,007	46

Other comprehensive loss, net of tax	(14,273)	(42,490)	(54,144)	(10,316)
Comprehensive income	107,162	64,812	165,977	186,047
Comprehensive income attributable to noncontrolling
interests:
Net income	(13,005)	(9,216)	(20,213)	(17,525)
Foreign currency translation loss	1,076	1,626	2,554	612
Comprehensive income attributable to noncontrolling
interests	(11,929)	(7,590)	(17,659)	(16,913)

Comprehensive income attributable to Henry Schein, Inc.	$95,233	$57,222	$148,318	$169,134

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 29, 2012	87,850,671	$879	$375,946	$2,183,905	$52,855	$2,279	$2,615,864
Net income (excluding $20,024 attributable to Redeemable
noncontrolling interests)	-	-	-	199,908	-	189	200,097
Foreign currency translation loss (excluding $2,554
attributable to Redeemable noncontrolling interests)	-	-	-	-	(53,148)	-	(53,148)
Unrealized gain from foreign currency hedging activities,
net of tax of $222	-	-	-	-	634	-	634
Unrealized investment loss, net of tax benefit of $55	-	-	-	-	(83)	-	(83)
Pension adjustment gain, net of tax of $256	-	-	-	-	1,007	-	1,007
Dividends paid	-	-	-	-	-	(200)	(200)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(168)	-	-	(209)	(377)
Change in fair value of redeemable securities	-	-	(23,568)	-	-	-	(23,568)
Repurchase and retirement of common stock	(1,678,885)	(17)	(43,197)	(108,297)	-	-	(151,511)
Stock issued upon exercise of stock options,
including tax benefit of $15,216	398,601	3	34,665	-	-	-	34,668
Stock-based compensation expense	403,748	4	16,728	-	-	-	16,732
Shares withheld for payroll taxes	(247,854)	(2)	(22,403)	-	-	-	(22,405)
Liability for cash settlement stock-based compensation awards	-	-	(272)	-	-	-	(272)

Balance, June 29, 2013	86,726,281	$867	$337,731	$2,275,516	$1,265	$2,059	$2,617,438

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 29,	June 30,
	2013	2012

Cash flows from operating activities:
Net income	$220,121	$196,363
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	64,236	61,389
Accelerated amortization of deferred financing costs	6,203	-
Stock-based compensation expense	16,732	20,049
Provision for losses on trade and other accounts receivable	2,154	2,637
Provision for (benefit from) deferred income taxes	15,550	(7,715)
Equity in earnings of affiliates	(2,567)	(4,464)
Distributions from equity affiliates	6,450	6,007
Other	5,367	3,859
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(45,155)	(59,329)
Inventories	82,037	(11,340)
Other current assets	(12,924)	(8,078)
Accounts payable and accrued expenses	(121,453)	(69,485)
Net cash provided by operating activities	236,751	129,893

Cash flows from investing activities:
Purchases of fixed assets	(21,934)	(21,372)
Payments for equity investments and business
acquisitions, net of cash acquired	(33,708)	(120,348)
Proceeds from sales of available-for-sale securities	-	4,025
Other	(5,071)	(4,385)
Net cash used in investing activities	(60,713)	(142,080)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(11,640)	26,384
Proceeds from issuance of long-term debt	483,781	100,050
Debt issuance costs	(1,319)	(213)
Principal payments for long-term debt	(538,000)	(35,375)
Proceeds from issuance of stock upon exercise of stock options	19,452	40,715
Payments for repurchases of common stock	(151,511)	(156,891)
Excess tax benefits related to stock-based compensation	5,328	10,051
Distributions to noncontrolling shareholders	(13,008)	(8,595)
Acquisitions of noncontrolling interests in subsidiaries	(5,754)	(20,013)
Net cash used in financing activities	(212,671)	(43,887)

Net change in cash and cash equivalents	(36,633)	(56,074)
Effect of exchange rate changes on cash and cash equivalents	(6,608)	(3,314)
Cash and cash equivalents, beginning of period	122,080	147,284
Cash and cash equivalents, end of period	$78,839	$87,896

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 29, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 28, 2013.

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

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global dental, medical and animal health groups serve practitioners in 24 countries worldwide.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		June 29,	June 30,	June 29,	June 30,
		2013	2012	2013	2012
Net Sales:
	Health care distribution (1):
	Dental	$1,259,581	$1,185,919	$2,450,376	$2,341,585
	Medical	387,887	361,122	776,749	715,948
	Animal health	666,297	586,258	1,305,439	1,111,848
	Total health care distribution	2,313,765	2,133,299	4,532,564	4,169,381
	Technology and value-added services (2)	78,045	68,153	152,757	131,090
	Total	$2,391,810	$2,201,452	$4,685,321	$4,300,471

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

		Three Months Ended		Six Months Ended
		June 29,	June 30,	June 29,	June 30,
		2013	2012	2013	2012
Operating Income:
	Health care distribution	$154,682	$136,047	$289,142	$253,268
	Technology and value-added services	21,383	18,655	40,552	34,729
	Total	$176,065	$154,702	$329,694	$287,997

Note 3 – Debt

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  There were no borrowings outstanding under this revolving credit facility as of June 29, 2013.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of June 29, 2013, there were $9.2 million of letters of credit provided to third parties under the credit facility.

As of June 29, 2013, we had various other short-term bank credit lines available, of which $15.6 million was outstanding.  At June 29, 2013, borrowings under all of our credit lines had a weighted average interest rate of 3.68%.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of June 29, 2013 are presented in the following table:

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
	$250,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

Henry Schein Animal Health

During the first quarter of 2013, we repaid the then outstanding debt related to the Henry Schein Animal Health (“HSAH”), formerly Butler Schein Animal Health, transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million) at a higher interest rate at HSAH during February 2013 and will provide funding for working capital and general corporate purposes.  The financing is structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $155.0 million as of June 29, 2013.  The interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate plus 75 basis points.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if usage is less than 50% of the facility limit.

Future borrowings under this facility will initially be presented as a component of Long-term debt within our consolidated balance sheet.

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 29, 2013 and the year ended December 29, 2012 are presented in the following table:

	June 29,	December 29,
	2013	2012
Balance, beginning of period	$435,175	$402,050
Decrease in redeemable noncontrolling interests due to
redemptions	(5,124)	(23,637)
Increase in redeemable noncontrolling interests due to business
acquisitions	7,720	30,935
Net income attributable to redeemable noncontrolling interests	20,024	34,803
Dividends declared	(12,785)	(21,013)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(2,554)	904
Change in fair value of redeemable securities	23,568	53,769
Other adjustment to redeemable noncontrolling interests	-	(42,636)
Balance, end of period	$466,024	$435,175

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	June 29,	December 29,
	2013	2012
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(3,403)	$(849)

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$19,012	$72,160
Unrealized gain from foreign currency hedging activities	1,821	1,187
Unrealized investment loss	(498)	(415)
Pension adjustment loss	(19,070)	(20,077)
Accumulated other comprehensive income	$1,265	$52,855

Total Accumulated other comprehensive income (loss)	$(2,138)	$52,006

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Net income	$121,435	$107,302	$220,121	$196,363

Foreign currency translation loss	(15,261)	(42,004)	(55,702)	(10,343)
Tax effect	-	-	-	-
Foreign currency translation loss	(15,261)	(42,004)	(55,702)	(10,343)

Unrealized gain (loss) from foreign currency hedging activities	932	(1,250)	856	(90)
Tax effect	(139)	228	(222)	(17)
Unrealized gain (loss) from foreign currency hedging activities	793	(1,022)	634	(107)

Unrealized investment gain (loss)	(123)	256	(138)	183
Tax effect	49	(201)	55	(95)
Unrealized investment gain (loss)	(74)	55	(83)	88

Pension adjustment gain	343	691	1,263	332
Tax effect	(74)	(210)	(256)	(286)
Pension adjustment gain	269	481	1,007	46
Comprehensive income	$107,162	$64,812	$165,977	$186,047

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Comprehensive income attributable to
Henry Schein, Inc.	$95,233	$57,222	$148,318	$169,134
Comprehensive income attributable to
noncontrolling interests	115	110	189	214
Comprehensive income attributable to
Redeemable noncontrolling interests	11,814	7,480	17,470	16,699
Comprehensive income	$107,162	$64,812	$165,977	$186,047

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

Debt

The fair value of our debt as of June 29, 2013 and December 29, 2012 was estimated at $468.2 million and $533.3 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 29, 2013 and December 29, 2012:

	June 29, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,706	$-	$2,706
Total assets	$-	$2,706	$-	$2,706

Liabilities:
Derivative contracts	$-	$1,079	$-	$1,079
Total liabilities	$-	$1,079	$-	$1,079

Redeemable noncontrolling interests	$-	$-	$466,024	$466,024

	December 29, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$2,816	$2,816
Derivative contracts	-	710	-	710
Total assets	$-	$710	$2,816	$3,526

Liabilities:
Derivative contracts	$-	$1,159	$-	$1,159
Total liabilities	$-	$1,159	$-	$1,159

Redeemable noncontrolling interests	$-	$-	$435,175	$435,175

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain acquisitions during the six months ended June 29, 2013.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For acquisitions completed in subsequent periods, we have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the six months ended June 29, 2013 and June 30, 2012, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 8 – Plans of Restructuring

During the years ended December 29, 2012 and December 25, 2010, we incurred restructuring costs of $15.2 million ($10.5 million after taxes) and $12.3 million ($8.3 million after taxes), respectively.  These costs consisted of employee severance pay and benefits related to the elimination of approximately 200 positions and 184 positions, respectively; facility closing costs, representing primarily lease terminations and property and equipment write-off costs; and outside professional and consulting fees directly related to the restructuring plan.  These restructuring programs are complete and we do not expect any additional costs from these programs.

The costs associated with these restructurings are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 29, 2013 and during our 2012, 2011 and 2010 fiscal years and the remaining accrued balance of restructuring costs as of June 29, 2013, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 26, 2009	$2,267	$2,030	$4,297
Provision	8,930	3,355	12,285
Payments and other adjustments	(9,205)	(3,034)	(12,239)
Balance, December 25, 2010	$1,992	$2,351	$4,343
Provision	-	-	-
Payments and other adjustments	(1,423)	(1,800)	(3,223)
Balance, December 31, 2011	$569	$551	$1,120
Provision	12,841	2,351	15,192
Payments and other adjustments	(11,584)	(1,671)	(13,255)
Balance, December 29, 2012	$1,826	$1,231	$3,057
Provision	-	-	-
Payments and other adjustments	(1,173)	(621)	(1,794)
Balance, June 29, 2013	$653	$610	$1,263

Note 8 – Plans of Restructuring – (Continued)

The following table shows, by reportable segment, the restructuring costs incurred during the six months ended June 29, 2013 and the fiscal years 2012, 2011 and 2010 and the remaining accrued balance of restructuring costs as of June 29, 2013:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 26, 2009	$4,225	$72	$4,297
Provision	12,063	222	12,285
Payments and other adjustments	(11,945)	(294)	(12,239)
Balance, December 25, 2010	$4,343	$-	$4,343
Provision	-	-	-
Payments and other adjustments	(3,223)	-	(3,223)
Balance, December 31, 2011	$1,120	$-	$1,120
Provision	14,981	211	15,192
Payments and other adjustments	(13,058)	(197)	(13,255)
Balance, December 29, 2012	$3,043	$14	$3,057
Provision	-	-	-
Payments and other adjustments	(1,780)	(14)	(1,794)
Balance, June 29, 2013	$1,263	$-	$1,263

We expect that a majority of the liability balance at June 29, 2013 will be paid in 2013.

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Basic	86,370	88,490	86,483	88,161
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,598	2,063	1,722	2,270
Diluted	87,968	90,553	88,205	90,431

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the six months ended June 29, 2013, our effective tax rate was 31.6% compared to 31.7% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of June 29, 2013 was approximately $40.5 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $8.3 million and $0, respectively, for the six months ended June 29, 2013.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pre-tax compensation expense of $11.4 million ($7.8 million after-tax) and $16.7 million ($11.4 million after-tax) for the three and six months ended June 29, 2013, respectively, and $11.2 million ($7.8 million after-tax) and $20.0 million ($13.7 million after-tax) for the three and six months ended June 30, 2012, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).  Since March 2009, equity-based awards have been granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.

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

Total unrecognized compensation cost related to non-vested awards as of June 29, 2013 was $98.6 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the six months ended June 29, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	2,138	$48.61
Granted	-	-
Exercised	(469)	41.81
Forfeited	-	-
Outstanding at end of period	1,669	$50.52	3.3	$75,451

Options exercisable at end of period	1,669	$50.52	3.3	$75,451

The following tables summarize the activity of our non-vested restricted stock/units for the six months ended June 29, 2013:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,018	$56.87
Granted	210	86.17
Vested	(277)	35.43
Forfeited	(21)	68.64
Outstanding at end of period	930	$69.62	$95.74

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,315	$53.27
Granted	269	83.28
Vested	(362)	56.55
Forfeited	(17)	73.26
Outstanding at end of period	1,205	$61.53	$95.74

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 29,	June 30,
	2013	2012
Interest	$11,200	$10,844
Income taxes	65,246	87,953

During the six months ended June 29, 2013, we had a $0.9 million non-cash net unrealized gain related to hedging activities. During the six months ended June 30, 2012, we had a $0.1 million non-cash net unrealized loss related to hedging activities.

Note 14 – Subsequent Event

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture is expected to generate a one-time loss in the range of $11 million to $13 million, or $0.13 to $0.15 per diluted share, in the third quarter of 2013.

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

We are headquartered in Melville, New York, employ nearly 16,000 people (of which more than 7,000 are based outside the United States) and have operations or affiliates in 24 countries, including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, Spain, Switzerland, Thailand and the United Kingdom.

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

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as continuing education services for practitioners.

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

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.  The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers beginning in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law, often referred to as the “individual mandate,” which requires individuals without health insurance to pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding.  The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  A number of states have indicated a reluctance to accept the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain. In addition, on July 2, 2013, the Department of Treasury announced that implementation of the “employer mandate” requiring that employers with 50 or more full time employees provide health insurance to those employees or pay a new employee fine, will be delayed from January 1, 2014 to January 1, 2015.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act, imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act.  The final rule provides that data collection activities begin on August 1, 2013, and first disclosure reports are due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  As required under the Physician Payment Sunshine Act, CMS will publish information from these reports on a publicly available Website, including amounts transferred and physician, dentist and teaching hospital identities, which according to CMS will be available to the public by September 30, 2014.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope, and we are in the process of analyzing its application to our businesses.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices. Accordingly, we will be required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have adequate compliance programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule is likely to impose additional costs on us.

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

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law, discussed in more detail under “Health Care Reform” above, by September 30, 2014, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which is likely to include us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

Many states have implemented or are considering similar drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  A number of states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  The law will take effect on a staggered basis, commencing on January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers.  Other states have passed or are reviewing similar requirements.  Bills have been proposed in Congress this year (one is pending in the House of Representatives and one in the Senate) that would impose similar requirements at the federal level, but Congress has not enacted such legislation at this time.

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

Through our proprietary, technologically based suite of products, we offer customers a variety of competitive alternatives.  We believe that our tradition of reliable service, our name recognition and large customer base built on solid customer relationships, position us well to participate in this significant aspect of the distribution business.  We continue to explore ways and means to improve and expand our Internet presence and capabilities, including our online commerce offerings and our use of various social media outlets.

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 29, 2013 and June 30, 2012 and cash flows for the six months ended June 29, 2013 and June 30, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 29,	June 30,	June 29,	June 30,
	2013	2012	2013	2012
Operating results:
Net sales	$2,391,810	$2,201,452	$4,685,321	$4,300,471
Cost of sales	1,721,954	1,577,057	3,368,474	3,065,497
Gross profit	669,856	624,395	1,316,847	1,234,974
Operating expenses:
Selling, general and administrative	493,791	466,333	987,153	931,785
Restructuring costs	-	3,360	-	15,192
Operating income	$176,065	$154,702	$329,694	$287,997

Other expense, net	$(1,621)	$(3,272)	$(11,513)	$(7,057)
Net income	121,435	107,302	220,121	196,363
Net income attributable to Henry Schein, Inc.	108,430	98,086	199,908	178,838

Cash flows:
Net cash provided by operating activities			$236,751	$129,893
Net cash used in investing activities			(60,713)	(142,080)
Net cash used in financing activities			(212,671)	(43,887)

Plan of Restructuring

During the three and six months ended June 30, 2012, we incurred restructuring costs of $3.4 million ($2.2 million after taxes) and $15.2 million ($10.5 million after taxes), respectively, consisting of employee severance pay and benefits related to the elimination of approximately 200 positions; facility closing costs, representing primarily lease terminations and asset write-off costs; and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.  We expect that a majority of the liability balance at June 29, 2013 will be paid in 2013.

Three Months Ended June 29, 2013 Compared to Three Months Ended June 30, 2012

Net Sales

Net sales for the three months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

		June 29,	% of	June 30,	% of	Increase
		2013	Total	2012	Total	$	%
Health care distribution (1):
	Dental	$1,259,581	52.7%	$1,185,919	53.9%	$73,662	6.2%
	Medical	387,887	16.2	361,122	16.4	26,765	7.4
	Animal health	666,297	27.8	586,258	26.6	80,039	13.7
	Total health care distribution	2,313,765	96.7	2,133,299	96.9	180,466	8.5
Technology and value-added services (2)		78,045	3.3	68,153	3.1	9,892	14.5
	Total	$2,391,810	100.0%	$2,201,452	100.0%	$190,358	8.6

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

The $190.4 million, or 8.6%, increase in net sales for the three months ended June 29, 2013 includes an increase of 8.7% in local currency growth (4.0% increase in internally generated revenue and 4.7% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.

The $73.7 million, or 6.2%, increase in dental net sales for the three months ended June 29, 2013 includes an increase of 6.0% in local currency growth (3.0% increase in internally generated revenue and 3.0% growth from acquisitions) as well as an increase of 0.2% related to foreign currency exchange.  The 6.0% increase in local currency sales was due to dental consumable merchandise sales growth of 6.0% (2.2% increase in internally generated revenue and 3.8% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 6.2% (5.4% increase in internally generated revenue and 0.8% growth from acquisitions).

The $26.8 million, or 7.4%, increase in medical net sales for the three months ended June 29, 2013 includes an increase of 7.4% in local currency growth (6.2% increase in internally generated revenue and 1.2% growth from acquisitions).

The $80.0 million, or 13.7%, increase in animal health net sales for the three months ended June 29, 2013 includes an increase of 14.1% in local currency growth (4.2% increase in internally generated revenue and 9.9% growth from acquisitions) partially offset by a decrease of 0.4% related to foreign currency exchange.

The $9.9 million, or 14.5%, increase in technology and value-added services net sales for the three months ended June 29, 2013 includes an increase of 14.9% in local currency growth (9.6% increase in internally generated revenue and 5.3% growth from acquisitions) partially offset by a decrease of 0.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

	June 29,	Gross	June 30,	Gross	Increase
	2013	Margin %	2012	Margin %	$	%
Health care distribution	$619,522	26.8%	$580,079	27.2%	$39,443	6.8%
Technology and value-added services	50,334	64.5	44,316	65.0	6,018	13.6
Total	$669,856	28.0	$624,395	28.4	$45,461	7.3

For the three months ended June 29, 2013, gross profit increased $45.5 million, or 7.3%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $39.4 million, or 6.8%, for the three months ended June 29, 2013 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.8% for the three months ended June 29, 2013 from 27.2% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $6.0 million, or 13.6%, for the three months ended June 29, 2013 compared to the prior year period.  Technology gross profit margin decreased to 64.5% for the three months ended June 29, 2013 from 65.0% for the comparable prior year period, primarily due to changes in the product sales mix and from higher support costs associated with our growing number of software and eServices customers.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

		% of		% of
	June 29,	Respective	June 30,	Respective	Increase
	2013	Net Sales	2012	Net Sales	$	%
Health care distribution	$464,840	20.1%	$440,826	20.7%	$24,014	5.4%
Technology and value-added services	28,951	37.1	25,507	37.4	3,444	13.5
Total	$493,791	20.6	$466,333	21.2	$27,458	5.9

Selling, general and administrative expenses increased $27.5 million, or 5.9%, to $493.8 million for the three months ended June 29, 2013 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.6% from 21.2% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $19.8 million, or 6.6%, to $317.6 million for the three months ended June 29, 2013 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.3% from 13.5% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $7.7 million, or 4.6%, to $176.2 million for the three months ended June 29, 2013 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.4% from 7.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

	June 29,	June 30,	Variance
	2013	2012	$	%
Interest income	$3,303	$3,609	$(306)	(8.5)%
Interest expense	(4,890)	(7,711)	2,821	36.6
Other, net	(34)	830	(864)	(104.1)
Other expense, net	$(1,621)	$(3,272)	$1,651	50.5

Other expense, net decreased by $1.7 million for the three months ended June 29, 2013 compared to the prior year period.  Interest income decreased $0.3 million primarily due to lower investment income and a decrease in late fee income.  Interest expense decreased $2.8 million primarily due to the early debt repayment by Henry Schein Animal Health (“HSAH”), formerly Butler Schein Animal Health, during February 2013. Other, net decreased by $0.9 million due primarily to net proceeds received from litigation settlements during the second quarter of 2012.

Income Taxes

For the three months ended June 29, 2013, our effective tax rate was 31.4% compared to 31.2% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to state and foreign income taxes and interest expense.

Net Income

Net income increased $14.1 million, or 13.2%, for the three months ended June 29, 2013, compared to the prior year period due to the factors noted above.

Six Months Ended June 29, 2013 Compared to Six Months Ended June 30, 2012

Net Sales

Net sales for the six months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

		June 29,	% of	June 30,	% of	Increase
		2013	Total	2012	Total	$	%
Health care distribution (1):
	Dental	$2,450,376	52.3%	$2,341,585	54.5%	$108,791	4.6%
	Medical	776,749	16.6	715,948	16.6	60,801	8.5
	Animal health	1,305,439	27.8	1,111,848	25.9	193,591	17.4
	Total health care distribution	4,532,564	96.7	4,169,381	97.0	363,183	8.7
Technology and value-added services (2)		152,757	3.3	131,090	3.0	21,667	16.5
	Total	$4,685,321	100.0%	$4,300,471	100.0%	$384,850	8.9

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

The $384.9 million, or 8.9%, increase in net sales for the six months ended June 29, 2013 includes an increase of 8.9% in local currency growth (3.7% increase in internally generated revenue and 5.2% growth from acquisitions).

The $108.8 million, or 4.6%, increase in dental net sales for the six months ended June 29, 2013 includes an increase of 4.5% in local currency growth (1.4% increase in internally generated revenue and 3.1% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.  The 4.5% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 3.5% (2.4% increase in internally generated revenue and 1.1% growth from acquisitions) and dental consumable merchandise sales growth of 4.8% (1.1% increase in internally generated revenue and 3.7% growth from acquisitions).

The $60.8 million, or 8.5%, increase in medical net sales for the six months ended June 29, 2013 includes an increase of 8.4% in local currency growth (7.2% internally generated growth and 1.2% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.

The $193.6 million, or 17.4%, increase in animal health net sales for the six months ended June 29, 2013 includes an increase of 17.7% in local currency growth (5.6% internally generated growth and 12.1% growth from acquisitions) partially offset by a decrease of 0.3% related to foreign currency exchange.

The $21.7 million, or 16.5%, increase in technology and value-added services net sales for the six months ended June 29, 2013 includes an increase of 16.8% in local currency growth (10.6% internally generated growth and 6.2% growth from acquisitions) partially offset by a decrease of 0.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

	June 29,	Gross	June 30,	Gross	Increase
	2013	Margin %	2012	Margin %	$	%
Health care distribution	$1,218,713	26.9%	$1,149,621	27.6%	$69,092	6.0%
Technology and value-added services	98,134	64.2	85,353	65.1	12,781	15.0
Total	$1,316,847	28.1	$1,234,974	28.7	$81,873	6.6

For the six months ended June 29, 2013, gross profit increased $81.9 million, or 6.6%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $69.1 million, or 6.0%, for the six months ended June 29, 2013 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.9% for the six months ended June 29, 2013 from 27.6% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $12.8 million, or 15.0%, for the six months ended June 29, 2013 compared to the prior year period.  Technology gross profit margin decreased to 64.2% for the six months ended June 29, 2013 from 65.1% for the comparable prior year period, primarily due to changes in the product sales mix and from higher support costs associated with our growing number of software and eServices customers.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

		% of		% of
	June 29,	Respective	June 30,	Respective	Increase
	2013	Net Sales	2012	Net Sales	$	%
Health care distribution	$929,571	20.5%	$881,372	21.1%	$48,199	5.5%
Technology and value-added services	57,582	37.7	50,413	38.5	7,169	14.2
Total	$987,153	21.1	$931,785	21.7	$55,368	5.9

Selling, general and administrative expenses increased $55.4 million, or 5.9%, to $987.2 million for the six months ended June 29, 2013 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.1% from 21.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $40.9 million, or 6.8%, to $638.0 million for the six months ended June 29, 2013 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.6% from 13.9% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $14.5 million, or 4.3%, to $349.2 million for the six months ended June 29, 2013 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.5% from 7.8% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the six months ended June 29, 2013 and June 30, 2012 were as follows (in thousands):

	June 29,	June 30,	Variance
	2013	2012	$	%
Interest income	$6,508	$6,939	$(431)	(6.2)%
Interest expense	(17,617)	(15,351)	(2,266)	(14.8)
Other, net	(404)	1,355	(1,759)	(129.8)
Other expense, net	$(11,513)	$(7,057)	$(4,456)	(63.1)

Other expense, net increased by $4.5 million for the six months ended June 29, 2013 compared to the prior year period.  Interest income decreased $0.4 million primarily due to lower investment income and a decrease in late fee income.  Interest expense increased $2.3 million primarily due to $6.2 million accelerated amortization of deferred financing costs resulting from the early repayment of our HSAH debt during February 2013, partially offset by interest savings as a result of refinancing the HSAH debt.  Other, net decreased by $1.8 million due primarily to net proceeds received from litigation settlements during the second quarter of 2012 and a reserve recorded during the first quarter of 2013 related to a loan to an equity affiliate.

Income Taxes

For the six months ended June 29, 2013, our effective tax rate was 31.6% compared to 31.7% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income increased $23.8 million, or 12.1%, for the six months ended June 29, 2013, compared to the prior year period due to the factors noted above.

Liquidity and Capital Resources

Our principal capital requirements include funding of acquisitions, purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of securities and fixed assets and repurchases of common stock.  Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.  Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, and have caused our working capital requirements to have been higher from the end of the third quarter to the end of the first quarter of the following year.

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

Net cash flow provided by operating activities was $236.8 million for the six months ended June 29, 2013, compared to $129.9 million for the comparable prior year period.  The net change of $106.9 million was primarily attributable to net income improvements and changes in net working capital.

Net cash used in investing activities was $60.7 million for the six months ended June 29, 2013, compared to $142.1 million for the comparable prior year period.  The net change of $81.4 million was primarily due to decreases in payments for equity investments and business acquisitions.  We expect to invest approximately $35 million to $45 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used in financing activities was $212.7 million for the six months ended June 29, 2013, compared to $43.9 million for the comparable prior year period.  The net change of $168.8 million was primarily due to increased net principal payments of debt as well as lower proceeds from issuance of stock upon exercise of stock options, partially offset by a reduction in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 29,	December 29,
	2013	2012
Cash and cash equivalents	$78,839	$122,080
Working capital	1,258,931	1,231,668

Debt:
Bank credit lines	$15,588	$27,166
Current maturities of long-term debt	5,894	17,992
Long-term debt	446,709	488,121
Total debt	$468,191	$533,279

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.0 days as of June 29, 2013 from 39.9 days as of June 30, 2012.  During the six months ended June 29, 2013, we wrote off approximately $4.9 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.9 as of June 29, 2013 from 6.3 as of June 30, 2012.  Our working capital accounts may be impacted by current and future economic conditions.

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  There were no borrowings outstanding under this revolving credit facility as of June 29, 2013.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of June 29, 2013, there were $9.2 million of letters of credit provided to third parties under the credit facility.

As of June 29, 2013, we had various other short-term bank credit lines available, of which approximately $15.6 million was outstanding.  During the six months ended June 29, 2013, borrowings under all of our credit lines had a weighted average interest rate of 3.68%.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period, through April 26, 2015.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of June 29, 2013 are presented in the following table:

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
	$250,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

Henry Schein Animal Health

During the first quarter of 2013, we repaid the then outstanding debt related to the HSAH transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million) at a higher interest rate at HSAH during February 2013 and will provide funding for working capital and general corporate purposes.  The financing is structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $155.0 million as of June 29, 2013.  The interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate plus 75 basis points.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if usage is less than 50% of the facility limit.

Future borrowings under this facility will initially be presented as a component of Long-term debt within our consolidated balance sheet.

Divestiture of Equity in Affiliate

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture is expected to generate a one-time loss in the range of $11 million to $13 million, or $0.13 to $0.15 per diluted share, in the third quarter of 2013.

Stock Repurchases

From June 21, 2004 through June 29, 2013, we repurchased $951.4 million, or 15,434,948 shares, under our common stock repurchase programs, with $148.6 million available for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 29, 2013 and the year ended December 29, 2012 are presented in the following table:

	June 29,	December 29,
	2013	2012
Balance, beginning of period	$435,175	$402,050
Decrease in redeemable noncontrolling interests due to
redemptions	(5,124)	(23,637)
Increase in redeemable noncontrolling interests due to
business acquisitions	7,720	30,935
Net income attributable to redeemable noncontrolling interests	20,024	34,803
Dividends declared	(12,785)	(21,013)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(2,554)	904
Change in fair value of redeemable securities	23,568	53,769
Other adjustment to redeemable noncontrolling interests	-	(42,636)
Balance, end of period	$466,024	$435,175

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 29, 2013 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business.  In our opinion, pending matters will not have a material adverse effect on our financial condition or results of operations.

As of June 29, 2013, we had accrued our best estimate of potential losses relating to claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

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

As of June 29, 2013, we had repurchased $951.4 million of common stock (15,434,948 shares) under these initiatives, with $148.6 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 29, 2013:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
03/31/13 through 04/27/13	275,267	$90.94	275,267	2,246,612
04/28/13 through 06/01/13	345,989	92.90	345,989	1,760,213
06/02/13 through 06/29/13	218,179	95.73	218,179	1,552,162
	839,435		839,435

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month end fiscal
	period based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Amendment Number Four to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, dated May 14, 2013. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)
10.2	Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)
10.3
Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.4
Receivables Sale Agreement, dated as of April 17, 2013, by and among certain of our wholly owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.5
Omnibus Amendment No. 1, dated July 22, 2013, to Receivables Purchase Agreement dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly owned subsidiaries and HSFR, Inc., as buyer.+

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

Dated: August 6, 2013