Form 10-Q
period 2013-09-28
HENRY SCHEIN INC
filed 2013-11-05
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013
or
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

As of October 25, 2013, there were 85,854,069 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 28,	December 29,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,915	$122,080
Accounts receivable, net of reserves of $76,007 and $75,240	1,103,272	1,015,194
Inventories, net	1,123,107	1,203,507
Deferred income taxes	66,766	64,049
Prepaid expenses and other	272,360	299,547
Total current assets	2,635,420	2,704,377
Property and equipment, net	265,273	273,458
Goodwill	1,634,480	1,601,046
Other intangibles, net	431,504	462,182
Investments and other	311,412	292,934
Total assets	$5,278,089	$5,333,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$723,905	$787,658
Bank credit lines	15,751	27,166
Current maturities of long-term debt	80,588	17,992
Accrued expenses:
Payroll and related	181,444	207,381
Taxes	156,945	132,774
Other	287,812	299,738
Total current liabilities	1,446,445	1,472,709
Long-term debt	311,458	488,121
Deferred income taxes	205,263	196,814
Other liabilities	128,937	125,314
Total liabilities	2,092,103	2,282,958

Redeemable noncontrolling interests	475,021	435,175
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
86,029,175 outstanding on September 28, 2013 and
87,850,671 outstanding on December 29, 2012	860	879
Additional paid-in capital	328,657	375,946
Retained earnings	2,328,174	2,183,905
Accumulated other comprehensive income	51,151	52,855
Total Henry Schein, Inc. stockholders' equity	2,708,842	2,613,585
Noncontrolling interests	2,123	2,279
Total stockholders' equity	2,710,965	2,615,864
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,278,089	$5,333,997

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Net sales	$2,348,956	$2,231,058	$7,034,277	$6,531,529
Cost of sales	1,709,309	1,622,014	5,077,783	4,687,511
Gross profit	639,647	609,044	1,956,494	1,844,018
Operating expenses:
Selling, general and administrative	479,170	459,422	1,466,323	1,391,207
Restructuring costs	-	-	-	15,192
Operating income	160,477	149,622	490,171	437,619
Other income (expense):
Interest income	3,236	3,283	9,744	10,222
Interest expense	(5,051)	(7,308)	(22,668)	(22,659)
Other, net	1,263	988	859	2,343
Income before taxes and equity in earnings
of affiliates	159,925	146,585	478,106	427,525
Income taxes	(34,660)	(44,709)	(135,287)	(133,750)
Equity in earnings of affiliates	3,642	3,434	6,209	7,898
Loss on sale of equity investment	(12,535)	-	(12,535)	-
Net income	116,372	105,310	336,493	301,673
Less: Net income attributable to noncontrolling interests	(8,994)	(8,539)	(29,207)	(26,064)
Net income attributable to Henry Schein, Inc.	$107,378	$96,771	$307,286	$275,609

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.25	$1.11	$3.56	$3.14
Diluted	$1.23	$1.08	$3.49	$3.06

Weighted-average common shares outstanding:
Basic	85,646	87,465	86,208	87,802
Diluted	87,404	89,647	87,967	90,075

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012

Net income	$116,372	$105,310	$336,493	$301,673

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	53,820	22,606	(1,882)	12,263

Unrealized gain (loss) from foreign currency hedging
activities	(1,172)	520	(538)	413

Unrealized investment gain (loss)	(10)	120	(93)	208

Pension adjustment gain (loss)	(517)	(8)	490	38

Other comprehensive income (loss), net of tax	52,121	23,238	(2,023)	12,922
Comprehensive income	168,493	128,548	334,470	314,595
Comprehensive income attributable to noncontrolling
interests:
Net income	(8,994)	(8,539)	(29,207)	(26,064)
Foreign currency translation loss (gain)	(2,235)	(643)	319	(31)
Comprehensive income attributable to noncontrolling
interests	(11,229)	(9,182)	(28,888)	(26,095)

Comprehensive income attributable to Henry Schein, Inc.	$157,264	$119,366	$305,582	$288,500

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 29, 2012	87,850,671	$879	$375,946	$2,183,905	$52,855	$2,279	$2,615,864
Net income (excluding $28,872 attributable to Redeemable
noncontrolling interests)	-	-	-	307,286	-	335	307,621
Foreign currency translation loss (excluding $319
attributable to Redeemable noncontrolling interests)	-	-	-	-	(1,563)	-	(1,563)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $156	-	-	-	-	(538)	-	(538)
Unrealized investment loss, net of tax benefit of $62	-	-	-	-	(93)	-	(93)
Pension adjustment gain, net of tax of $77	-	-	-	-	490	-	490
Dividends paid	-	-	-	-	-	(285)	(285)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(83)	-	-	(206)	(289)
Change in fair value of redeemable securities	-	-	(24,455)	-	-	-	(24,455)
Repurchase and retirement of common stock	(2,408,585)	(24)	(63,437)	(163,017)	-	-	(226,478)
Stock issued upon exercise of stock options,
including tax benefit of $16,266	473,347	4	38,898	-	-	-	38,902
Stock-based compensation expense	362,474	3	24,692	-	-	-	24,695
Shares withheld for payroll taxes	(248,732)	(2)	(22,494)	-	-	-	(22,496)
Liability for cash settlement stock-based compensation awards	-	-	(410)	-	-	-	(410)

Balance, September 28, 2013	86,029,175	$860	$328,657	$2,328,174	$51,151	$2,123	$2,710,965

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 28,	September 29,
	2013	2012

Cash flows from operating activities:
Net income	$336,493	$301,673
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	96,081	91,989
Accelerated amortization of deferred financing costs	6,203	-
Loss on sale of equity investment	12,535	-
Stock-based compensation expense	24,695	31,867
Provision for losses on trade and other accounts receivable	3,477	3,338
Benefit from deferred income taxes	(12,799)	(8,478)
Equity in earnings of affiliates	(6,209)	(7,898)
Distributions from equity affiliates	9,286	9,297
Other	14,156	10,488
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(93,451)	(105,961)
Inventories	76,877	(85,027)
Other current assets	11,123	(26,788)
Accounts payable and accrued expenses	(88,920)	(6,062)
Net cash provided by operating activities	389,547	208,438

Cash flows from investing activities:
Purchases of fixed assets	(38,733)	(32,934)
Payments for equity investments and business
acquisitions, net of cash acquired	(34,514)	(206,261)
Payments related to sale of equity investment	(13,364)	-
Proceeds from sales of available-for-sale securities	-	6,025
Other	(7,147)	(4,130)
Net cash used in investing activities	(93,758)	(237,300)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(11,550)	98,061
Proceeds from issuance of long-term debt	678,781	105,132
Debt issuance costs	(1,327)	(1,404)
Principal payments for long-term debt	(793,863)	(38,217)
Proceeds from issuance of stock upon exercise of stock options	22,636	43,773
Payments for repurchases of common stock	(226,478)	(215,689)
Excess tax benefits related to stock-based compensation	6,496	10,643
Distributions to noncontrolling shareholders	(18,049)	(11,581)
Acquisitions of noncontrolling interests in subsidiaries	(5,886)	(20,013)
Net cash used in financing activities	(349,240)	(29,295)

Net change in cash and cash equivalents	(53,451)	(58,157)
Effect of exchange rate changes on cash and cash equivalents	1,286	209
Cash and cash equivalents, beginning of period	122,080	147,284
Cash and cash equivalents, end of period	$69,915	$89,336

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 28, 2013 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 28, 2013.

Note 2 – Segment Data

We conduct our business through two reportable segments: health care distribution and technology and value-added services.  These segments offer different products and services to the same customer base.  The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

Our global dental group serves office-based dental practitioners, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 25 countries worldwide.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Nine Months Ended
		September 28,	September 29,	September 28,	September 29,
		2013	2012	2013	2012
Net Sales:
	Health care distribution (1):
	Dental	$1,183,201	$1,119,430	$3,633,577	$3,461,015
	Animal health	642,289	598,124	1,947,728	1,709,972
	Medical	444,533	442,538	1,221,282	1,158,486
	Total health care distribution	2,270,023	2,160,092	6,802,587	6,329,473
	Technology and value-added services (2)	78,933	70,966	231,690	202,056
	Total	$2,348,956	$2,231,058	$7,034,277	$6,531,529

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

		Three Months Ended		Nine Months Ended
		September 28,	September 29,	September 28,	September 29,
		2013	2012	2013	2012
Operating Income:
	Health care distribution	$139,949	$129,932	$429,091	$383,200
	Technology and value-added services	20,528	19,690	61,080	54,419
	Total	$160,477	$149,622	$490,171	$437,619

Note 3 – Debt

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  There were no borrowings outstanding under this revolving credit facility as of September 28, 2013.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of September 28, 2013, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of September 28, 2013, we had various other short-term bank credit lines available, of which $15.8 million was outstanding.  At September 28, 2013, borrowings under all of our credit lines had a weighted average interest rate of 4.26%.

Term Loan Note

On July 3, 2013, we entered into a $100 million term loan, of which $75.0 million was outstanding as of September 28, 2013.  The interest rate on this note is LIBOR plus 75 basis points.  The note was repaid in the fourth quarter of 2013.

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

The components of our private placement facility borrowings as of September 28, 2013 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million) at a higher interest rate at HSAH during February 2013 and will provide funding for working capital and general corporate purposes.  The financing is structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $20.0 million as of September 28, 2013.  The interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate plus 75 basis points.

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

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 28, 2013 and the year ended December 29, 2012 are presented in the following table:

	September 28,	December 29,
	2013	2012
Balance, beginning of period	$435,175	$402,050
Decrease in redeemable noncontrolling interests due to
redemptions	(5,124)	(23,637)
Increase in redeemable noncontrolling interests due to business
acquisitions	9,676	30,935
Net income attributable to redeemable noncontrolling interests	28,872	34,803
Dividends declared	(17,714)	(21,013)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(319)	904
Change in fair value of redeemable securities	24,455	53,769
Other adjustment to redeemable noncontrolling interests	-	(42,636)
Balance, end of period	$475,021	$435,175

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	September 28,	December 29,
	2013	2012
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(1,168)	$(849)

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$70,597	$72,160
Unrealized gain from foreign currency hedging activities	649	1,187
Unrealized investment loss	(508)	(415)
Pension adjustment loss	(19,587)	(20,077)
Accumulated other comprehensive income	$51,151	$52,855

Total Accumulated other comprehensive income	$49,983	$52,006

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Net income	$116,372	$105,310	$336,493	$301,673

Foreign currency translation gain (loss)	53,820	22,606	(1,882)	12,263
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	53,820	22,606	(1,882)	12,263

Unrealized gain (loss) from foreign currency hedging
activities	(1,550)	608	(694)	518
Tax effect	378	(88)	156	(105)
Unrealized gain (loss) from foreign currency hedging
activities	(1,172)	520	(538)	413

Unrealized investment gain (loss)	(17)	197	(155)	380
Tax effect	7	(77)	62	(172)
Unrealized investment gain (loss)	(10)	120	(93)	208

Pension adjustment gain (loss)	(696)	(91)	567	241
Tax effect	179	83	(77)	(203)
Pension adjustment gain (loss)	(517)	(8)	490	38
Comprehensive income	$168,493	$128,548	$334,470	$314,595

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Comprehensive income attributable to
Henry Schein, Inc.	$157,264	$119,366	$305,582	$288,500
Comprehensive income attributable to
noncontrolling interests	146	109	335	323
Comprehensive income attributable to
Redeemable noncontrolling interests	11,083	9,073	28,553	25,772
Comprehensive income	$168,493	$128,548	$334,470	$314,595

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

Debt

The fair value of our debt as of September 28, 2013 and December 29, 2012 was estimated at $407.8 million and $533.3 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 28, 2013 and December 29, 2012:

	September 28, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$474	$-	$474
Total assets	$-	$474	$-	$474

Liabilities:
Derivative contracts	$-	$2,844	$-	$2,844
Total liabilities	$-	$2,844	$-	$2,844

Redeemable noncontrolling interests	$-	$-	$475,021	$475,021

	December 29, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$2,816	$2,816
Derivative contracts	-	710	-	710
Total assets	$-	$710	$2,816	$3,526

Liabilities:
Derivative contracts	$-	$1,159	$-	$1,159
Total liabilities	$-	$1,159	$-	$1,159

Redeemable noncontrolling interests	$-	$-	$435,175	$435,175

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions and Divestiture of an Equity Affiliate

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain acquisitions during the nine months ended September 28, 2013.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For acquisitions completed prior to 2009, we accrue liabilities that may arise from these transactions when we believe that the outcome of the contingency is determinable beyond a reasonable doubt.  For acquisitions completed in subsequent periods, we have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the nine months ended September 28, 2013 and September 29, 2012, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Divestiture of an Equity Affiliate

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture resulted in a one-time loss, which is recorded in a separate line item, “Loss on sale of equity investment” within our consolidated statements of income and within the cash flows from operating activities section of our consolidated statements of cash flows, of $12.5 million, or $0.14 per diluted share, in the third quarter of 2013.  Pursuant to the terms of this divestiture, we made cash payments, which are recorded in a separate line item, “Payments related to sale of equity investment”, within the cash flows from investing activities section of our consolidated statements of cash flows, to this distributor in the aggregate amount of $13.4 million, which it was required to use to reduce its debt, pay certain trade payables and provide working capital.  The investment in this distributor had been fully impaired as of the end of 2012.  There is no tax benefit related to the loss on this divestiture.

Note 8 – Plans of Restructuring

During the year ended December 29, 2012, we incurred restructuring costs of $15.2 million ($10.5 million after taxes).  These costs consisted of employee severance pay and benefits related to the elimination of approximately 200 positions; facility closing costs, representing primarily lease terminations and property and equipment write-off costs; and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring – (Continued)

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 28, 2013 and during our 2012 fiscal year and the remaining accrued balance of restructuring costs as of September 28, 2013, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 31, 2011	$569	$551	$1,120
Provision	12,841	2,351	15,192
Payments and other adjustments	(11,584)	(1,671)	(13,255)
Balance, December 29, 2012	$1,826	$1,231	$3,057
Provision	-	-	-
Payments and other adjustments	(1,261)	(673)	(1,934)
Balance, September 28, 2013	$565	$558	$1,123

The following table shows, by reportable segment, the restructuring costs incurred during the nine months ended September 28, 2013 and the 2012 fiscal year and the remaining accrued balance of restructuring costs as of September 28, 2013:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 31, 2011	$1,120	$-	$1,120
Provision	14,981	211	15,192
Payments and other adjustments	(13,058)	(197)	(13,255)
Balance, December 29, 2012	$3,043	$14	$3,057
Provision	-	-	-
Payments and other adjustments	(1,920)	(14)	(1,934)
Balance, September 28, 2013	$1,123	$-	$1,123

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Basic	85,646	87,465	86,208	87,802
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,758	2,182	1,759	2,273
Diluted	87,404	89,647	87,967	90,075

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the nine months ended September 28, 2013, our effective tax rate was 28.3% compared to 31.3% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a $13.4 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Absent the effects of the reduction of this valuation allowance in the third quarter of 2013, our effective tax rate for the nine months ended September 28, 2013 would have been 31.1% as compared to our actual effective tax rate of 28.3%.  The remaining difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of September 28, 2013 was approximately $49.6 million, all of which would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $9.8 million and $0, respectively, for the nine months ended September 28, 2013.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying unaudited consolidated statements of income reflect share-based pre-tax compensation expense of $8.0 million ($5.6 million after-tax) and $24.7 million ($17.0 million after-tax) for the three and nine months ended September 28, 2013, respectively, and $11.9 million ($8.2 million after-tax) and $31.9 million ($21.9 million after-tax) for the three and nine months ended September 29, 2012, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of September 28, 2013 was $82.1 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the nine months ended September 28, 2013:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	2,138	$48.61
Granted	-	-
Exercised	(544)	41.91
Forfeited	-	-
Outstanding at end of period	1,594	$50.89	3.2	$83,814

Options exercisable at end of period	1,594	$50.89	3.2	$83,814

The following tables summarize the activity of our non-vested restricted stock/units for the nine months ended September 28, 2013:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,018	$56.87
Granted	210	89.22
Vested	(280)	35.59
Forfeited	(24)	69.29
Outstanding at end of period	924	$70.35	$103.48

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,315	$53.27
Granted	167	82.83
Vested	(363)	56.55
Forfeited	(20)	74.24
Outstanding at end of period	1,099	$60.44	$103.48

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 28,	September 29,
	2013	2012
Interest	$16,969	$18,756
Income taxes	82,869	139,430

During the nine months ended September 28, 2013, we had a $0.7 million non-cash net unrealized loss related to hedging activities. During the nine months ended September 29, 2012, we had a $0.5 million non-cash net unrealized gain related to hedging activities.

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

Where You Can Find Important Information

We may disclose important information through one or more of the following channels: SEC filings, public conference calls and webcasts, press releases, the investor relations page of our website (www.henryschein.com) and the social media channels identified on the investor relations page of our website.

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve over 775,000 customers worldwide, including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 81 years of experience distributing health care products.

We are headquartered in Melville, New York, employ nearly 16,000 people (of which more than 7,000 are based outside the United States) and have operations or affiliates in 25 countries, including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

We conduct our business through two reportable segments: health care distribution and technology and value-added services.  These segments offer different products and services to the same customer base.  The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

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

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $30 billion in 2012 in the combined North American, European and Australian/New Zealand markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  Given current operating, economic and industry conditions, we believe that demand for our products and services will grow at slower rates.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2012-2022” indicating that total national health care spending reached approximately $2.8 trillion in 2012, or 17.9% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $5.0 trillion in 2022, approximately 19.9% of the nation’s gross domestic product.

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

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.  The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers beginning in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law, often referred to as the “individual mandate,” which will require most individuals to have health insurance in 2014, or pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states, in 2014, to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding.  The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  Almost half the states have not yet accepted the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain. In addition, on July 9, 2013, the Internal Revenue Service published a notice delaying from January 1, 2014 to January 1, 2015 the implementation of the “employer mandate” that generally requires employers with 50 or more full time employees to provide certain health insurance to those employees or pay specified fines.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and first disclosure reports are due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  As required under the Physician Payment Sunshine Act, CMS will publish information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities, which according to CMS will be available to the public by September 30, 2014.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices. Accordingly, we will be required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule is likely to impose additional costs on us.

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

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law, discussed in more detail under “Health Care Reform” above, by September 30, 2014, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

Operating and Security Standards

At the federal level, the Federal Food, Drug, and Cosmetic Act, or FDC Act, requires certain wholesalers to provide a drug pedigree for each wholesale distribution of prescription drugs, which includes an identifying statement that records the chain of ownership of a prescription drug.  On July 14, 2011, the United States Food and Drug Administration, or FDA, published a proposed rulemaking that would remove the requirement that a pedigree track back to the manufacturer and that certain information be identified on the pedigree.  Currently, the FDA, in exercise of its enforcement discretion, requires these wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.  The FDA has continued to develop its policies regarding the integrity of the supply chain, such as by issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages and by issuing a final rule in 2013 for a unique medical device identification system, to be phased in over seven years, that will require most medical devices distributed in the United States to carry a unique device identifier.

Many states have already implemented or are considering drug pedigree laws and regulations.  There have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabeled pharmaceuticals into the distribution system.  A number of states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, will require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and will require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  The law will take effect on a staggered basis, commencing on January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers.  Other states have passed or are reviewing similar requirements.  Bills have been proposed in Congress that would impose similar requirements at the federal level, but Congress has not enacted such legislation at this time.

On September 28, 2013, the United States House of Representatives passed bicameral legislation, titled the Drug Quality and Security Act (H.R. 3204).  Although it has not yet occurred, the legislation is expected to pass the Senate and be signed into law by the President.  The legislation provides specific track and trace requirements for manufacturers, wholesalers, repackagers, and dispensers (e.g., pharmacies) of prescription drugs.  The legislation also sets requirements for the licensing and operation of wholesalers and third party logistics (“3PL”) providers, and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  Wholesalers and 3PLs would also be required to submit annual reports to the FDA beginning on January 1, 2015.  These reports would include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility, and contact information.  The pedigree (i.e., track and trace) system set forth in the legislation would preempt state pedigree requirements described above, and eventually would create a national interoperable electronic prescription drug track and trace system within ten years of enactment.

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

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”).  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes, and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws and regulations can result in substantial penalties and other liabilities.  As a result of the federal Health Information Technology for Economic and Clinical Health Act (“HITECH Act”), which was enacted in 2009, some of our businesses that were previously only indirectly affected by federal HIPAA privacy and security rules became directly subject to such rules because such businesses serve as “business associates” of HIPAA covered entities, such as health care providers.  On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements.  Compliance with the rule was required by September 23, 2013, and increases the requirements applicable to some of our businesses.

In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with more demanding “stage two” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists), and has indicated that it will delay rulemaking on more rigorous “stage three” criteria until 2014.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with these evolving governmental criteria.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 28, 2013 and September 29, 2012 and cash flows for the nine months ended September 28, 2013 and September 29, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 28,	September 29,	September 28,	September 29,
	2013	2012	2013	2012
Operating results:
Net sales	$2,348,956	$2,231,058	$7,034,277	$6,531,529
Cost of sales	1,709,309	1,622,014	5,077,783	4,687,511
Gross profit	639,647	609,044	1,956,494	1,844,018
Operating expenses:
Selling, general and administrative	479,170	459,422	1,466,323	1,391,207
Restructuring costs	-	-	-	15,192
Operating income	$160,477	$149,622	$490,171	$437,619

Other expense, net	$(552)	$(3,037)	$(12,065)	$(10,094)
Net income	116,372	105,310	336,493	301,673
Net income attributable to Henry Schein, Inc.	107,378	96,771	307,286	275,609

Cash flows:
Net cash provided by operating activities			$389,547	$208,438
Net cash used in investing activities			(93,758)	(237,300)
Net cash used in financing activities			(349,240)	(29,295)

Plan of Restructuring

During the nine months ended September 28, 2012, we incurred restructuring costs of $15.2 million ($10.5 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions; facility closing costs, representing primarily lease terminations and asset write-off costs; and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.

Three Months Ended September 28, 2013 Compared to Three Months Ended September 29, 2012

Net Sales

Net sales for the three months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

		September 28,	% of	September 29,	% of	Increase
		2013	Total	2012	Total	$	%
Health care distribution (1):
	Dental	$1,183,201	50.4%	$1,119,430	50.2%	$63,771	5.7%
	Animal health	642,289	27.3	598,124	26.8	44,165	7.4
	Medical	444,533	18.9	442,538	19.8	1,995	0.5
	Total health care distribution	2,270,023	96.6	2,160,092	96.8	109,931	5.1
Technology and value-added services (2)		78,933	3.4	70,966	3.2	7,967	11.2
	Total	$2,348,956	100.0%	$2,231,058	100.0%	$117,898	5.3

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

The $117.9 million, or 5.3%, increase in net sales for the three months ended September 28, 2013 includes an increase of 5.2% in local currency growth (3.4% increase in internally generated revenue and 1.8% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.

The $63.8 million, or 5.7%, increase in dental net sales for the three months ended September 28, 2013 includes an increase of 5.2% in local currency growth (3.0% increase in internally generated revenue and 2.2% growth from acquisitions) as well as an increase of 0.5% related to foreign currency exchange.  The 5.2% increase in local currency sales was due to dental consumable merchandise sales growth of 4.7% (1.9% increase in internally generated revenue and 2.8% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 6.8% (6.3% increase in internally generated revenue and 0.5% growth from acquisitions).

The $44.2 million, or 7.4%, increase in animal health net sales for the three months ended September 28, 2013 includes an increase of 8.0% in local currency growth (5.9% increase in internally generated revenue and 2.1% growth from acquisitions) partially offset by a decrease of 0.6% related to foreign currency exchange.

The $2.0 million, or 0.5%, increase in medical net sales for the three months ended September 28, 2013 includes an increase of 0.3% in local currency growth due to an increase in internally generated revenue as well as an increase of 0.2% related to foreign currency exchange.  During the three months ended September 28, 2013, seasonal influenza vaccine sales were lower than in the comparable prior year quarter.  Excluding sales of seasonal influenza vaccines from both periods, net sales increased 2.6%, with 2.4% internal sales growth in local currencies.

The $8.0 million, or 11.2%, increase in technology and value-added services net sales for the three months ended September 28, 2013 includes an increase of 11.8% in local currency growth (8.5% increase in internally generated revenue and 3.3% growth from acquisitions) partially offset by a decrease of 0.6% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

	September 28,	Gross	September 29,	Gross	Increase
	2013	Margin %	2012	Margin %	$	%
Health care distribution	$589,912	26.0%	$563,324	26.1%	$26,588	4.7%
Technology and value-added services	49,735	63.0	45,720	64.4	4,015	8.8
Total	$639,647	27.2	$609,044	27.3	$30,603	5.0

For the three months ended September 28, 2013, gross profit increased $30.6 million, or 5.0%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $26.6 million, or 4.7%, for the three months ended September 28, 2013 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.0% for the three months ended September 28, 2013 from 26.1% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $4.0 million, or 8.8%, for the three months ended September 28, 2013 compared to the prior year period.  Technology gross profit margin decreased to 63.0% for the three months ended September 28, 2013 from 64.4% for the comparable prior year period, primarily due to changes in the product sales mix and from higher support costs associated with our growing number of software and eServices customers.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

		% of		% of
	September 28,	Respective	September 29,	Respective	Increase
	2013	Net Sales	2012	Net Sales	$	%
Health care distribution	$449,963	19.8%	$433,392	20.1%	$16,571	3.8%
Technology and value-added services	29,207	37.0	26,030	36.7	3,177	12.2
Total	$479,170	20.4	$459,422	20.6	$19,748	4.3

Selling, general and administrative expenses increased $19.7 million, or 4.3%, to $479.2 million for the three months ended September 28, 2013 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.4% from 20.6% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $14.5 million, or 4.9%, to $309.6 million for the three months ended September 28, 2013 from the comparable prior year period.  As a percentage of net sales, selling expenses remained consistent at 13.2% with the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $5.2 million, or 3.2%, to $169.6 million for the three months ended September 28, 2013 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.2% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

	September 28,	September 29,	Variance
	2013	2012	$	%
Interest income	$3,236	$3,283	$(47)	(1.4)%
Interest expense	(5,051)	(7,308)	2,257	30.9
Other, net	1,263	988	275	27.8
Other expense, net	$(552)	$(3,037)	$2,485	81.8

Other expense, net decreased by $2.5 million for the three months ended September 28, 2013 compared to the prior year period.  Interest income remained consistent with the comparable prior year period.  Interest expense decreased $2.3 million primarily due to the early debt repayment by Henry Schein Animal Health (“HSAH”), formerly Butler Schein Animal Health, during February 2013. Other, net remained consistent with the comparable prior year period.

Income Taxes

For the three months ended September 28, 2013, our effective tax rate was 21.7% compared to 30.5% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a $13.4 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Absent the effects of the reduction of this valuation allowance in the third quarter of 2013, our effective tax rate for the three months ended September 28, 2013 would have been 30.1% as compared to our actual effective tax rate of 21.7%.  The remaining difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

Loss on Sale of Equity Investment

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture resulted in a one-time loss of $12.5 million, or $0.14 per diluted share, in the third quarter of 2013.  Pursuant to the terms of this divestiture, we made cash payments to this distributor in the aggregate amount of $13.4 million, which it was required to use to reduce its debt, pay certain trade payables and provide working capital.  The investment in this distributor had been fully impaired as of the end of 2012.  There is no tax benefit related to the loss on this divestiture.

Net Income

Net income increased $11.1 million, or 10.5%, for the three months ended September 28, 2013, compared to the prior year period due to the factors noted above.

Nine Months Ended September 28, 2013 Compared to Nine Months Ended September 29, 2012

Net Sales

Net sales for the nine months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

		September 28,	% of	September 29,	% of	Increase
		2013	Total	2012	Total	$	%
Health care distribution (1):
	Dental	$3,633,577	51.7%	$3,461,015	53.0%	$172,562	5.0%
	Animal health	1,947,728	27.7	1,709,972	26.2	237,756	13.9
	Medical	1,221,282	17.3	1,158,486	17.7	62,796	5.4
	Total health care distribution	6,802,587	96.7	6,329,473	96.9	473,114	7.5
Technology and value-added services (2)		231,690	3.3	202,056	3.1	29,634	14.7
	Total	$7,034,277	100.0%	$6,531,529	100.0%	$502,748	7.7

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

The $502.7 million, or 7.7%, increase in net sales for the nine months ended September 28, 2013 includes an increase of 7.7% in local currency growth (3.6% increase in internally generated revenue and 4.1% growth from acquisitions).

The $172.6 million, or 5.0%, increase in dental net sales for the nine months ended September 28, 2013 includes an increase of 4.7% in local currency growth (1.9% increase in internally generated revenue and 2.8% growth from acquisitions) as well as an increase of 0.3% related to foreign currency exchange.  The 4.7% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 4.6% (3.7% increase in internally generated revenue and 0.9% growth from acquisitions) and dental consumable merchandise sales growth of 4.8% (1.4% increase in internally generated revenue and 3.4% growth from acquisitions).

The $237.8 million, or 13.9%, increase in animal health net sales for the nine months ended September 28, 2013 includes an increase of 14.3% in local currency growth (5.7% internally generated growth and 8.6% growth from acquisitions) partially offset by a decrease of 0.4% related to foreign currency exchange.

The $62.8 million, or 5.4%, increase in medical net sales for the nine months ended September 28, 2013 includes an increase of 5.3% in local currency growth (4.6% internally generated growth and 0.7% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.  During the nine months ended September 28, 2013, seasonal influenza vaccine sales were lower than in the comparable prior year period.  Excluding sales of seasonal influenza vaccines from both periods, net sales increased 5.9%, with 5.8% in local currencies including 5.0% internal sales growth.

The $29.6 million, or 14.7%, increase in technology and value-added services net sales for the nine months ended September 28, 2013 includes an increase of 15.0% in local currency growth (9.9% internally generated growth and 5.1% growth from acquisitions) partially offset by a decrease of 0.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

	September 28,	Gross	September 29,	Gross	Increase
	2013	Margin %	2012	Margin %	$	%
Health care distribution	$1,808,625	26.6%	$1,712,945	27.1%	$95,680	5.6%
Technology and value-added services	147,869	63.8	131,073	64.9	16,796	12.8
Total	$1,956,494	27.8	$1,844,018	28.2	$112,476	6.1

For the nine months ended September 28, 2013, gross profit increased $112.5 million, or 6.1%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $95.7 million, or 5.6%, for the nine months ended September 28, 2013 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.6% for the nine months ended September 28, 2013 from 27.1% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $16.8 million, or 12.8%, for the nine months ended September 28, 2013 compared to the prior year period.  Technology gross profit margin decreased to 63.8% for the nine months ended September 28, 2013 from 64.9% for the comparable prior year period, primarily due to changes in the product sales mix and from higher support costs associated with our growing number of software and eServices customers.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

		% of		% of
	September 28,	Respective	September 29,	Respective	Increase
	2013	Net Sales	2012	Net Sales	$	%
Health care distribution	$1,379,534	20.3%	$1,314,764	20.8%	$64,770	4.9%
Technology and value-added services	86,789	37.5	76,443	37.8	10,346	13.5
Total	$1,466,323	20.8	$1,391,207	21.3	$75,116	5.4

Selling, general and administrative expenses increased $75.1 million, or 5.4%, to $1,466.3 million for the nine months ended September 28, 2013 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.8% from 21.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $55.4 million, or 6.2%, to $947.6 million for the nine months ended September 28, 2013 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.5% from 13.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $19.7 million, or 4.0%, to $518.8 million for the nine months ended September 28, 2013 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.3% from 7.6% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the nine months ended September 28, 2013 and September 29, 2012 were as follows (in thousands):

	September 28,	September 29,	Variance
	2013	2012	$	%
Interest income	$9,744	$10,222	$(478)	(4.7)%
Interest expense	(22,668)	(22,659)	(9)	(0.0)
Other, net	859	2,343	(1,484)	(63.3)
Other expense, net	$(12,065)	$(10,094)	$(1,971)	(19.5)

Other expense, net increased by $2.0 million for the nine months ended September 28, 2013 compared to the prior year period.  Interest income decreased $0.5 million primarily due to lower investment income and a decrease in late fee income.  Interest expense remained consistent with the comparable prior year period.  Other, net decreased by $1.5 million due primarily to net proceeds received from litigation settlements during the second quarter of 2012 and a reserve recorded during the first quarter of 2013 related to a loan to an equity affiliate.

Income Taxes

For the nine months ended September 28, 2013, our effective tax rate was 28.3% compared to 31.3% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a $13.4 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Absent the effects of the reduction of this valuation allowance in the third quarter of 2013, our effective tax rate for the nine months ended September 28, 2013 would have been 31.1% as compared to our actual effective tax rate of 28.3%.  The remaining difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

Loss on Sale of Equity Investment

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture resulted in a one-time loss of $12.5 million, or $0.14 per diluted share, in the third quarter of 2013.  Pursuant to the terms of this divestiture, we made cash payments to this distributor in the aggregate amount of $13.4 million, which it was required to use to reduce its debt, pay certain trade payables and provide working capital.  The investment in this distributor had been fully impaired as of the end of 2012.  There is no tax benefit related to the loss on this divestiture.

Net Income

Net income increased $34.8 million, or 11.5%, for the nine months ended September 28, 2013, compared to the prior year period due to the factors noted above.

Liquidity and Capital Resources

Our principal capital requirements include funding of acquisitions, purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of fixed assets and repurchases of common stock.  Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.  Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, and have caused our working capital requirements to have been higher from the end of the third quarter to the end of the first quarter of the following year.

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

Net cash flow provided by operating activities was $389.5 million for the nine months ended September 28, 2013, compared to $208.4 million for the comparable prior year period.  The net change of $181.1 million was primarily attributable to net income improvements and changes in net working capital.

Net cash used in investing activities was $93.8 million for the nine months ended September 28, 2013, compared to $237.3 million for the comparable prior year period.  The net change of $143.5 million was primarily due to decreases in payments for equity investments and business acquisitions, partially offset by payments associated with the sale of an equity investment.  We expect to invest approximately $15 million to $25 million during the remainder of the fiscal year in capital projects to modernize and expand our facilities and computer systems and to integrate certain operations into our existing structure.

Net cash used in financing activities was $349.2 million for the nine months ended September 28, 2013, compared to $29.3 million for the comparable prior year period.  The net change of $319.9 million was primarily due to increased net principal payments of debt as well as lower proceeds from issuance of stock upon exercise of stock options, partially offset by a reduction in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 28,	December 29,
	2013	2012
Cash and cash equivalents	$69,915	$122,080
Working capital	1,188,975	1,231,668

Debt:
Bank credit lines	$15,751	$27,166
Current maturities of long-term debt	80,588	17,992
Long-term debt	311,458	488,121
Total debt	$407,797	$533,279

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.7 days as of September 28, 2013 from 40.4 days as of September 29, 2012.  During the nine months ended September 28, 2013, we wrote off approximately $6.7 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.9 as of September 28, 2013 from 6.3 as of September 29, 2012.  Our working capital accounts may be impacted by current and future economic conditions.

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  There were no borrowings outstanding under this revolving credit facility as of September 28, 2013.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of September 28, 2013, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of September 28, 2013, we had various other short-term bank credit lines available, of which $15.8 million was outstanding.  At September 28, 2013, borrowings under all of our credit lines had a weighted average interest rate of 4.26%.

Term Loan Note

On July 3, 2013, we entered into a $100 million term loan, of which $75.0 million was outstanding as of September 28, 2013.  The interest rate on this note is LIBOR plus 75 basis points.  The note was repaid in the fourth quarter of 2013.

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

The components of our private placement facility borrowings as of September 28, 2013 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million) at a higher interest rate at HSAH during February 2013 and will provide funding for working capital and general corporate purposes.  The financing is structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $20.0 million as of September 28, 2013.  The interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate plus 75 basis points.

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

Divestiture of an Equity Affiliate

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture resulted in a one-time loss of $12.5 million, or $0.14 per diluted share, in the third quarter of 2013.  Pursuant to the terms of this divestiture, we made cash payments to this distributor in the aggregate amount of $13.4 million, which it was required to use to reduce its debt, pay certain trade payables and provide working capital.  The investment in this distributor had been fully impaired as of the end of 2012.  There is no tax benefit related to the loss on this divestiture.

Stock Repurchases

From June 21, 2004 through September 28, 2013, we repurchased $1.0 billion, or 16,164,648 shares, under our common stock repurchase programs, with $73.6 million available for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 28, 2013 and the year ended December 29, 2012 are presented in the following table:

	September 28,	December 29,
	2013	2012
Balance, beginning of period	$435,175	$402,050
Decrease in redeemable noncontrolling interests due to
redemptions	(5,124)	(23,637)
Increase in redeemable noncontrolling interests due to
business acquisitions	9,676	30,935
Net income attributable to redeemable noncontrolling interests	28,872	34,803
Dividends declared	(17,714)	(21,013)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(319)	904
Change in fair value of redeemable securities	24,455	53,769
Other adjustment to redeemable noncontrolling interests	-	(42,636)
Balance, end of period	$475,021	$435,175

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 28, 2013 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition integration activity and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 28, 2013, we completed the implementation of a warehouse management system for our French dental business, which represents aggregate annual revenues of approximately $264.0 million.  In addition, post-acquisition integration related activities continued for our global dental, animal health and technology businesses acquired during 2012 and 2013, representing aggregate annual revenues of approximately $168.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.

All acquisition integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

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

As of September 28, 2013, we had accrued our best estimate of potential losses relating to claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

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

As of September 28, 2013, we had repurchased $1.0 billion of common stock (16,164,648 shares) under these initiatives, with $73.6 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 28, 2013:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
06/30/13 through 08/03/13	316,200	$101.26	316,200	1,099,963
08/04/13 through 08/31/13	227,000	104.42	227,000	919,166
09/01/13 through 09/28/13	186,500	103.19	186,500	711,606
	729,700		729,700

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month end fiscal
	period based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014.+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
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

Dated: November 5, 2013