Form 10-K
period 2013-12-28
HENRY SCHEIN INC
filed 2014-02-11
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2013

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
YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on June 29, 2013, was approximately $8,303,174,000.

As of February 3, 2014, there were 85,440,027 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 28, 2013) are incorporated by reference in Part III hereof.

PART I

ITEM 1.  Business

General

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 800,000 customers worldwide, including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 81 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 16,000 people (of which more than 7,000 are based outside the United States) and have operations or affiliates in 25 countries, including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

We have established over four million square feet of space in 61 strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency.  This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs.  Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.

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

Industry

The health care products distribution industry, as it relates to office-based health care practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2013 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

The health care products distribution industry continues to experience growth due to the aging population, increased health care awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage, partially offset by the effects of increased unemployment on insurance coverage.  In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from acute care settings to alternate-care sites, particularly physicians’ offices.

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

In North America, we compete with other distributors, as well as several manufacturers, of dental, animal health and medical products, primarily on the basis of price, breadth of product line, customer service and value-added products and services.  In the sale of our dental products, our primary competitors are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company.  In addition, we compete against a number of other distributors that operate on a national, regional and local level.  In the animal health market, our primary competitors are MWI Veterinary Supply, Inc. and the Patterson Veterinary division of Patterson Companies, Inc.  Our primary competitors in the sale of medical products are McKesson Corporation and Cardinal Health, Inc., which are national distributors.  We also compete against a number of regional and local animal health and medical distributors, as well as a number of manufacturers that sell directly to veterinarians and physicians.  With regard to our dental practice management software, we compete against numerous companies, including Carestream Health, Inc. and the Patterson Dental division of Patterson Companies, Inc.  In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and the Patterson Veterinary division of Patterson Companies, Inc.  The medical practice management and electronic medical records market is very fragmented and we compete with numerous companies such as the NextGen division of Quality Systems, Inc., eClinicalWorks, Allscripts Healthcare Solutions, Inc. and athenahealth, Inc.

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Lifco AB, Planmeca Oy, Billericay Dental Supply Co. Ltd., National Veterinary Services and Alcyon SA, as well as a large number of dental, animal health and medical product distributors and manufacturers in Australia, Austria, Belgium, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 81 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein® brand.  Our competitive strengths include:

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

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•
Field sales consultants.  We have approximately 3,400 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•
Direct marketing.  During 2013, we distributed approximately 29.8 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based health care customers.

•
Telesales.  We support our direct marketing effort with approximately 1,700 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

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

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•
Consumable supplies and equipment.  We offer over 96,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 52,000 are offered to our dental customers, approximately 14,000 to our animal health customers and approximately 41,000 to our medical customers.  We offer over 110,000 additional SKUs to our customers in the form of special order items.

•
Technology and other value-added products and services.  We sell practice management software systems to our dental, animal health and medical customers.  Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  As of December 28, 2013, we have an active user base of more than 80,000 practices, including Dentrix® Enterprise, Dentrix® Dental Vision®, Dentrix AscendTM, Easy Dental®, Oasis®, Evolution® and EXACT®, Power Practice Px, AxiUm, EndoVision®, PerioVision®, OMSVision® and Viive® for dental practices, Advantage+, AVImark®, DVM Manager®, Infinity, Sunpoint, Triple Crown® and Vetech Advantage for animal health practices and MicroMD® for physician practices.

•
Repair services.  We have 187 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.  Our ProRepair technicians provide installation and repair services for: dental handpieces; dental, animal health and medical small equipment; table top sterilizers; and large dental equipment.

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

Commitment to superior customer service.  We maintain a strong commitment to providing superior customer service.  We frequently monitor our customer service through customer surveys, focus groups and statistical reports.  Our customer service policy primarily focuses on:

•
Exceptional order fulfillment.  We ship an average of approximately 130,000 cartons daily.  Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of health care products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2013, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 37% and 8%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our health care distribution and technology reportable segments:

		2013	2012	2011
Health care distribution:
	Dental products (1)	52.3	53.4	55.9
	Animal health products (2)	27.2	26.0	23.6
	Medical products (3)	17.2	17.4	17.6

	Total health care distribution	96.7	96.8	97.1

Technology:
	Software and related products and
	other value-added products (4)	3.3	3.2	2.9

Total		100.0%	100.0%	100.0%

(1)	Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants,
	gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, equipment
	repair and high-tech equipment.

(2)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(3)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products,
	equipment and vitamins.

(4)	Includes software and related products and other value-added products, including financial products and other services, including
	e-services and continuing education services for practitioners.

Business Strategy

Our objective is to continue to expand as a global value-added provider of health care products and services to office-based dental, animal health and medical practitioners.  To accomplish this, we will apply our competitive strengths in executing the following strategies:

•
Increase penetration of our existing customer base.  We have over 800,000 customers worldwide and we intend to increase sales to our existing customer base and enhance our position as their primary supplier.

•
Increase the number of customers we serve.  This strategy includes increasing the number and productivity of field sales consultants, as well as using our customer database to focus our marketing efforts in all of our operating segments.  In the dental business, we provide products and services to traditional dental practices as well as new emerging segments, such as dental service organizations and community health centers.  Leveraging our unique assets and capabilities, we offer solutions to address these new markets.  In the medical business, we have expanded to serve customers located in settings outside of the traditional office, such as urgent care clinics, retail and occupational health settings.  As settings of health care shift, we remain committed to serving these practitioners and providing them with the products and services they need.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services.  Between 2013 and 2023, the 45 and older population is expected to grow by approximately 12%.  Between 2013 and 2033, this age group is expected to grow by approximately 24%.  This compares with expected total U.S. population growth rates of approximately 8% between 2013 and 2023 and approximately 15% between 2013 and 2033.

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

The animal health market, impacted by growing companion pet ownership and care, as well as increased focus on safety and efficiency in livestock production, continues to provide additional growth opportunities for us.  We support the animal health practitioners we serve through the distribution of biologicals, pharmaceuticals, supplies and equipment and by actively engaging in the development, sale and distribution of veterinary practice management software.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results also may be adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in the cost of shipping or service issues with our third-party shippers;

•	restructuring costs; and

•	changes in accounting principles.

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

The Federal Food, Drug, and Cosmetic Act (“FDC Act”) generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act, which provides authority to prevent the spread of communicable diseases, serves as the legal basis for the United States Food and Drug Administration’s (“FDA”) regulation of human cells, tissues, and cellular and tissue-based products, also known as HCT/P products.

The FDC Act also establishes certain requirements applicable to the wholesale distribution of prescription drugs, including the requirement that wholesale drug distributors be licensed by each state in which they conduct business, provide certain drug pedigree information on the distribution of prescription drugs and act in accordance with federally established guidelines on storage, handling and record maintenance.  The newly enacted Drug Quality and Security Act of 2013, which was signed into law by President Obama on November 27, 2013, amends the FDC Act with respect to pharmaceutical supply chain requirements and preempts state law.  The Drug Quality and Security Act provides that over the next 10 years the FDA will implement a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.

Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain and renew annually registrations for our facilities from the United States Drug Enforcement Administration permitting us to handle controlled substances.  We are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times.  We are subject to inspection by the United States Drug Enforcement Administration.

Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the United States Drug Enforcement Administration, the FDA, the United States Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue. The United States Drug Enforcement Administration, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls of products we sell, which could result in financial losses and potential reputational harm.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions.  There have also been increasing efforts by various levels of government to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.

The Drug Quality and Security Act preempts state pedigree laws and requires certain entities in the pharmaceutical supply chain, including prescription drug wholesalers, to provide a paper or electronic pedigree beginning by January 1, 2015.  In addition, this law mandates that an interoperable electronic pedigree system be implemented within ten years of the law’s enactment.  The FDA is required to issue guidance and hold public meetings regarding the implementation of the pedigree requirements over the course of the next few years.

Until the pedigree provisions of the Drug Quality and Security Act begin to take effect in January 2015, current federal law in this area continues to be effective and preempts state law.  The FDC Act currently requires certain wholesalers to provide a drug pedigree for each wholesale distribution of prescription drugs, which pedigree must include an identifying statement that records the chain of ownership of a prescription drug.  Currently, the FDA, in the exercise of its enforcement discretion, requires these wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.

The FDC Act also requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs.  These standards include any track and trace or authentication technologies, such as radio frequency identification, or RFID, and other technologies.  The FDA has continued to develop its policies in this area, such as issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages, and issuing a final rule in September 2013 for a unique medical device identification system to be phased in over seven years, that will require most medical devices distributed in the United States to carry a unique device identifier.  The newly enacted Drug Quality and Security Act and its forthcoming implementing regulations may affect previously issued FDA guidance regarding standardized numerical identifiers.

Over the last several years, many states have implemented or proposed laws and regulations that are intended to protect the integrity of the pharmaceutical supply chain.  This created a patchwork of state wholesale distributor licensing and drug pedigree (i.e., track and trace) requirements.  Bills have been proposed in Congress that more comprehensively address the security of the drug supply chain, including track and trace systems.  Title II of The Drug Quality and Security Act, known as the Drug Supply Chain Security Act, will be phased in by the FDA over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The Drug Supply Chain Security Act provides specific track and trace requirements for manufacturers, wholesalers, repackagers, and dispensers (e.g., pharmacies) of prescription drugs and requires manufacturers and wholesale distributors, by January 1, 2015, to have in place a system by which they can identify a product in their possession or control that is a “suspect product,” and to meet product tracing requirements.

The law also sets requirements for the licensing and operation of wholesalers and third party logistics (“3PL”) providers, and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  Wholesalers and 3PLs would also be required to submit annual reports to the FDA beginning on January 1, 2015, which would include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility, and contact information.

Significantly, the Drug Supply Chain Security Act, beginning on its enactment date, also preempts similar state laws, thus apparently rendering unenforceable, in whole or in part, state drug pedigree laws that have already been implemented.  It also requires that prescription drug wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  While the Drug Supply Chain Security Act preempts state requirements in this area, the extent to which it preempts state requirements is unclear.  The FDA is expected to issue additional guidance and regulations to clarify these requirements.  In recent years, some states have passed or proposed laws and regulations that are intended to protect the integrity of the medical supply channel.  For example, Florida and certain other states have implemented or are implementing drug pedigree requirements that require that prescription drugs be distributed with records or information documenting the prior distribution of the drug, from distributors and potentially back to the manufacturers.  California enacted a law requiring the implementation of an electronic drug pedigree system that provides track and trace chain of custody technologies, such as RFID technologies.  The California law was to take effect on a staggered basis, commencing on January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers.  We are in the process of analyzing the impact of the Drug Supply Chain Security Act on our business.

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

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  We had discussions with the government regarding certain of our marketing practices and have concluded such discussions in a manner that is not material to the Company.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law” (discussed in more detail in Health Care Reform, below), by September 30, 2014, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

While we believe that we are substantially compliant with fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, could adversely affect our business.

Health Care Reform

The Health Care Reform Law also included other provisions to reduce fraud and abuse and Medicare expenditures and the cost of health care generally, to increase federal oversight of private health insurance plans and to increase access to health coverage, some of which impact and further regulate some of our businesses.  In particular, a Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and first disclosure reports are due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  As required under the Physician Payment Sunshine Act, CMS will publish information from these reports, on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities, which according to CMS will be available to the public by September 30, 2014.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous, and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors that take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices.  Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule imposes additional costs on us.

On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law often referred to as the “individual mandate,” which will require most individuals to have health insurance in 2014, or to pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states in 2014 to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding. The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  Almost half the states have not yet accepted the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.  Adding to this uncertainty, in responding to difficulties encountered in implementing Health Care Reform, the White House and federal agencies have instituted various temporary implementation delays, such as regarding the “employer mandate” that generally requires employers with 50 or more full time employees to provide certain health insurance to those employees or pay specified fines.

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
In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives, if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS had also issued a final rule with more demanding “stage two” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists).  CMS has indicated that it will delay rulemaking on more rigorous “stage three” criteria until 2014, and has stated that it will delay implementation of stage three measures until 2017.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that, electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM. They were originally to be implemented on October 1, 2013, but CMS issued a final rule that extended the implementation date until October 1, 2014.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

Employees

As of December 28, 2013, we employed more than 16,000 full-time employees, including approximately 1,700 telesales representatives, 3,400 field sales consultants, including equipment sales specialists, 3,100 warehouse employees, 750 computer programmers and technicians, 1,525 management employees and 5,725 office, clerical and administrative employees.  Over 320 or 2.0% of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	64	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	61	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	60	President, Henry Schein and CEO, Global Dental Group, Director
Leonard A. David	65	Senior Vice President, Chief Compliance Officer
Michael S. Ettinger	52	Senior Vice President, Corporate and Legal Affairs & Secretary
James A. Harding	58	Senior Vice President, Chief Technology Officer
Stanley Komaroff	78	Senior Advisor
Lorelei McGlynn	50	Senior Vice President, Global Human Resources and Financial Operations
David C. McKinley	61	President, Medical Group
Bob Minowitz	55	President, International Dental Group
Mark E. Mlotek	58	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino	56	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	59	Senior Vice President, Chief Merchandising Officer
Paul Rose	56	Senior Vice President, Global Supply Chain
Lonnie Shoff	55	CEO, Global Animal Health and Strategic Partnership Group
Walter Siegel	54	Senior Vice President and General Counsel

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

Michael S. Ettinger has been Senior Vice President, Corporate and Legal Affairs & Secretary since 2013.  Prior to holding his current position, Mr. Ettinger served as Corporate Senior Vice President, General Counsel & Secretary from 2006 to 2013, Vice President, General Counsel and Secretary from 2000 to 2006, Vice President and Associate General Counsel from 1998 to 2000 and Associate General Counsel from 1994 to 1998.  Before joining us, Mr. Ettinger served as a senior associate with Bower & Gardner and as a member of the Tax Department at Arthur Andersen.

James A. Harding has been our Chief Technology Officer since 2005 and Senior Vice President since 2001.  Prior to holding his current position, Mr. Harding was Chief Information Officer since 2001, with primary responsibility for worldwide information technology.

Stanley Komaroff has been our Senior Advisor since 2003.  Prior to joining us, Mr. Komaroff was a partner for 35 years in the law firm of Proskauer Rose LLP, counsel to us.  He served as Chairman of that firm from 1991 to 1999.

Lorelei McGlynn has served as Senior Vice President, Global Human Resources and Financial Operations since 2013.  Since joining us in 1999, Ms. McGlynn has served as Vice President, Global Human Resources and Financial Operations from 2008 to 2013, Chief Financial Officer, International Group and Vice President of Global Financial Operations from 2002 to 2008 and Vice President, Finance, North America from 1999 to 2002.  Prior to joining us, Ms. McGlynn served as Assistant Vice President of Finance at Adecco Corporation.

David C. McKinley has been President of Henry Schein’s Medical Group since 2008.  Before assuming his current position, Mr. McKinley was President of Henry Schein Practice Solutions from 2006 to 2008 and President of Dental Prosthetic Solutions from 2005 to 2006.  Prior to joining us, Mr. McKinley served as the Group Executive for Olympus Medical North America and as General Manager for the Bard Urology and Bard Germany businesses.  Mr. McKinley currently serves on the Health Industry Distributors Association (HIDA) Education Foundation.

Bob Minowitz has been President of Henry Schein’s International Dental Group since 2012.  Up until 2012, Mr. Minowitz held various roles throughout the Company, including President, Henry Schein European Dental Group from 2009 to 2012, President, Henry Schein Western Europe, Middle East and Pacific Regions from 2006 to 2009, Managing Director, Henry Schein U.K. Holdings from 2003 to 2006, President Henry Schein Western Europe from 2004 to 2006 and President Henry Schein Europe from 2001 to 2004.  Prior to joining us, Mr. Minowitz was employed by Bristol-Myers Company as a Senior Internal Auditor.

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

Paul Rose has served as Senior Vice President, Global Supply Chain since 2013.  Prior to assuming his current position, Mr. Rose served as Vice President, Global Supply Chain from 2008 to 2013, Vice President, Global Inventory Management from 2004 to 2008 and Vice President, Inventory Management, North America from 2001 to 2004.  He also served on the HIDA Supply Chain Advisory Council and as NWDA Pharmaceutical Market Committee Chairman.

Lonnie Shoff has been Chief Executive Officer of the Global Animal Health and Strategic Partnerships Group since 2009.  Prior to joining us, Ms. Shoff was employed with Roche Diagnostics, where she held a series of positions of increasing responsibility in the United States and Switzerland over the past 20 years, most recently as Senior Vice President General Manager, Applied Science.

Walter Siegel has been Senior Vice President and General Counsel since 2013.  Prior to joining us, Mr. Siegel was employed with Standard Microsystems Corporation, a publicly traded global semiconductor company from 2005 to 2012, holding positions of increasing responsibility, most recently as Senior Vice President, General Counsel and Secretary.

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

We obtain substantially all of our products from third-party suppliers.  Generally, we do not have long-term contracts with our suppliers committing them to supply products to us.  Therefore, suppliers may not provide the products we need in the quantities we request.  While there is generally more than one source of supply for most of the categories of products we sell, some key suppliers, in the aggregate, supply a significant portion of the products we sell.  Additionally, because we generally do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control, including the failure to comply with applicable government requirements.  The failure of manufacturers of products regulated by the FDA to meet these requirements could result in product recall, cessation of sales or other market disruptions.  In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis.  There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all.  An extended interruption in the supply of our products, especially any high sales volume product, would have an adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in the cost of shipping or service issues with our third-party shippers;

•	restructuring costs; and

•	changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

Expansion of group purchasing organizations (“GPO”) or provider networks and the multi-tiered costing structure may place us at a competitive disadvantage.

The medical products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated health care providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Additionally, the formation of provider networks and GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which would in turn negatively impact our results of operations. Although we are seeking to obtain similar terms from manufacturers, obtain access to lower prices demanded by GPO contracts or other contracts, and develop relationships with provider networks and new GPOs, we cannot assure that such terms will be obtained or contracts will be executed.

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

Uncertain global macro-economic conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and vendors, which could adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign debt levels, the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues, consumer confidence, unemployment levels (and a corresponding increase in the uninsured and underinsured population), interest rates, availability of capital, fuel and energy costs, tax rates, health care costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and vendors, which could adversely affect us.  Government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending, and/or higher income or corporate taxes, which could depress spending overall.  Additionally, recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause vendors to reduce their output or change their terms of sale.  We generally sell products to customers with payment terms.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us.  Likewise, for similar reasons vendors may restrict credit or impose different payment terms.  Any inability of current and/or potential customers to pay us for our products and/or services or any demands by vendors for different payment terms may adversely affect our results of operations and financial condition.

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

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may adversely affect sales and cost of goods sold.  For example, (i) where we purchase medical devices from third-party manufacturers, the manufacturers may increase their prices to cover their payment of the excise tax and our costs to purchase such medical devices may therefore increase and (ii) where we manufacture medical devices or are the importer of record, our cost of goods sold have increased because we are subject to paying the excise tax.

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

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous, and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices.  Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule imposes additional costs on us.

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

Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices, and human cells, tissue, and cellular and tissue-based products, also known as HCT/P products.  Among the federal laws with which we must comply are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, and Section 361 of the Public Health Services Act.  Among other things, such laws, and the regulations promulgated thereunder:

•	regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs, HCT/P products and medical devices;

•	subject us to inspection by the FDA and the United States Drug Enforcement Administration;

•	regulate the storage, transportation and disposal of certain of our products that are considered hazardous materials;

•	require us to advertise and promote our drugs and devices in accordance with applicable FDA requirements;

•	require registration with the FDA and the United States Drug Enforcement Administration and various state agencies;

•	require record keeping and documentation of transactions involving drug products;

•	require us to design and operate a system to identify and report suspicious orders of controlled substances to the United States Drug Enforcement Agency;

•	require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and

•	impose reporting requirements if a pharmaceutical, HCT/P product or medical device causes serious illness, injury or death.

Applicable federal, state and local laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment, and the importation and exportation of products.  Our business also is subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.  The FDA and United States Drug Enforcement Administration have recently increased their regulatory and enforcement activities.

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

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law, by September 30, 2014, the general public and government officials will be provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

State, federal and foreign laws, such as HIPAA, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released.  These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches.  Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse impact on our results of operations.  Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving claims submissions to third party payers.  These also continue to evolve and are often unclear and difficult to apply.  In addition, under the HITECH Act, which was passed in 2009, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses serve as “business associates” to our customers.  On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements.  Compliance with the rule was required by September 23, 2013, and increases the requirements applicable to some of our businesses.  Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

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

Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of products.  Additionally, we own interests in companies that manufacture certain dental products. As a result, we are subject to the potential risk of product liability or other claims relating to the manufacture and distribution of products by those entities.  One of the potential risks we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.  In addition, some of the products that we transport and sell are considered hazardous materials.  The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability.  We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate.  In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection.  A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business and our reputation.

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

We may experience competition from third-party online commerce sites.

Traditional health care supply and distribution relationships are being challenged by electronic online commerce solutions.  The continued advancement of online commerce by third parties will require us to cost-effectively adapt to changing technologies, to enhance existing services and to differentiate our business (including with additional value-added services) to address changing demands of consumers and our customers on a timely basis.  The emergence of such potential competition and our inability to anticipate and effectively respond to changes on a timely basis could have an adverse effect on our business.

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

In addition, our 2013 Stock Incentive Plan and 1996 Non-Employee Director Stock Incentive Plan provide for accelerated vesting of stock options upon a change in control.  These incentive plans also authorize the committee under the plans to provide for accelerated vesting of other types of equity awards in connection with a change in control at grant or thereafter, and certain other awards made under these incentive plans (such as restricted stock and restricted stock unit awards) accelerate upon a change in control or upon certain termination events in connection with a change in control.  Further, certain agreements between us and our executive officers provide for increased severance payments and certain benefits if those executive officers are terminated without cause by us or if they terminate for good reason in each case, within two years after a change in control or within ninety days prior to the effective date of the change in control or after the first public announcement of the pendency of the change in control.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2013 fiscal year.

ITEM 2.  Properties

We own or lease the following properties with more than 100,000 square feet:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Lease	185,000	July 2020
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Office and Distribution Center	Lyssach, Switzerland	Lease	180,000	July 2016
Office and Distribution Center	Tours, France	Own	161,000	N/A
Office and Distribution Center	Niagara on the Lake, Canada	Lease	128,000	September 2021
Office and Distribution Center	Bastian, VA	Own	108,000	N/A
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2017
Office and Distribution Center	Gillingham, United Kingdom	Lease	105,000	June 2033
Office and Distribution Center	Cuijk, Netherlands	Lease	101,000	May 2022
Distribution Center	Denver, PA	Lease	624,000	December 2021
Distribution Center	Indianapolis, IN	Lease	380,000	February 2019
Distribution Center	Sparks, NV	Lease	370,000	December 2016
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Grapevine, TX	Lease	242,000	July 2018
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	February 2019

The properties listed in the table above are our principal properties primarily used by our health care distribution segment.  In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business.  We have additional operating capacity at certain distribution center facilities.

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

As of December 28, 2013, we had accrued our best estimate of potential losses relating to claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2013 and 2012:

	High	Low
Fiscal 2013:
1st Quarter	$92.66	$79.57
2nd Quarter	98.28	88.90
3rd Quarter	107.75	95.94
4th Quarter	116.07	102.50

Fiscal 2012:
1st Quarter	$77.05	$64.74
2nd Quarter	80.38	71.97
3rd Quarter	80.75	72.84
4th Quarter	82.91	73.35

On February 3, 2014, there were approximately 450 holders of record of our common stock and the last reported sales price was $110.21.

Purchases of Equity Securities by the Issuer

Our share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $1.3 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $1.4 billion of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000
November 12, 2012	300,000,000
December 9, 2013	300,000,000

As of December 28, 2013, we had repurchased $1.1 billion of common stock (16,829,005 shares) under these initiatives, with $300.0 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 28, 2013:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
09/29/13 through 11/02/13	231,000	$107.78	231,000	433,702
11/03/13 through 11/30/13	248,057	112.54	248,057	182,662
12/01/13 through 12/28/13	185,300	113.11	185,300	2,620,504
	664,357		664,357

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2013 or 2012.  We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 27, 2008, the last trading day before the beginning of our 2009 fiscal year, through the end of our 2013 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

$350
$300
$250
$200
$150
$100
$50
December 2008
December 2009
December 2010
December 2011
December 2012
December 2013
Henry Schein, Inc.
Dow Jones US Health Care Index
NASDAQ Composite Index

ASSUMES $100 INVESTED ON DECEMBER 27, 2008
ASSUMES DIVIDENDS REINVESTED

	December 27,	December 26,	December 25,	December 31,	December 29,	December 28,
	2008	2009	2010	2011	2012	2013
Henry Schein, Inc.	$100.00	$149.83	$175.69	$182.11	$226.00	$323.43

Dow Jones U.S. Health
Care Index	100.00	126.14	131.45	145.91	171.89	246.52

NASDAQ Stock Market
Composite Index	100.00	150.88	177.79	175.57	202.67	288.35

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 28, 2013, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 28,	December 29,	December 31,	December 25,	December 26,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Income Statement Data:
Net sales	$9,560,647	$8,939,967	$8,530,242	$7,526,790	$6,538,336
Gross profit	2,656,014	2,507,513	2,418,055	2,170,876	1,916,820
Selling, general and administrative expenses	1,978,960	1,873,360	1,835,906	1,637,460	1,449,715
Restructuring costs (1)	-	15,192	-	12,285	3,020
Operating income	677,054	618,961	582,149	521,131	464,085
Other expense, net (2)	(12,360)	(14,773)	(12,842)	(19,096)	(11,365)
Income from continuing operations before taxes
and equity in earnings of affiliates	664,694	604,188	569,307	502,035	452,720
Income taxes (3)	(190,891)	(187,858)	(180,212)	(160,069)	(127,521)
Equity in earnings of affiliates	10,194	7,058	15,561	10,165	5,243
Loss on sale of equity investment (4)	(12,535)	-	-	-	-
Income from continuing operations	471,462	423,388	404,656	352,131	330,442
Income from discontinued operations,
net of tax (5)	-	-	-	-	2,715
Net income	471,462	423,388	404,656	352,131	333,157
Less: Net income attributable to
noncontrolling interests	(39,908)	(35,312)	(36,995)	(26,342)	(22,004)
Net income attributable to Henry Schein, Inc.	$431,554	$388,076	$367,661	$325,789	$311,153

Amounts attributable to Henry Schein, Inc.:
Income from continuing operations	$431,554	$388,076	$367,661	$325,789	$308,551
Income from discontinued operations,
net of tax	-	-	-	-	2,602
Net income	$431,554	$388,076	$367,661	$325,789	$311,153

Earnings per share attributable to
Henry Schein, Inc.:

From continuing operations:
Basic	$5.02	$4.44	$4.08	$3.62	$3.47
Diluted	4.93	4.32	3.97	3.49	3.41

From discontinued operations:
Basic	$-	$-	$-	$-	$0.03
Diluted	-	-	-	-	0.03

From net income:
Basic	$5.02	$4.44	$4.08	$3.62	$3.50
Diluted	4.93	4.32	3.97	3.49	3.44

Weighted-average common shares outstanding:
Basic	85,926	87,499	90,120	90,097	88,872
Diluted	87,622	89,823	92,620	93,268	90,556

	Years ended
	December 28,	December 29,	December 31,	December 25,	December 26,
	2013	2012	2011	2010	2009
	(in thousands)

Net Sales by Market Data:
Health care distribution (6):
Dental	$4,997,972	$4,774,482	$4,764,898	$4,415,469	$4,177,101
Animal health	2,599,461	2,321,151	2,010,270	1,537,370	875,277
Medical	1,643,167	1,560,921	1,504,454	1,373,999	1,312,750
Total health care distribution	9,240,600	8,656,554	8,279,622	7,326,838	6,365,128
Technology and value-added services (7)	320,047	283,413	250,620	199,952	173,208
Total	$9,560,647	$8,939,967	$8,530,242	$7,526,790	$6,538,336

	As of
	December 28,	December 29,	December 31,	December 25,	December 26,
	2013	2012	2011	2010	2009
	(in thousands)

Balance Sheet data:
Total assets	$5,624,636	$5,333,997	$4,740,144	$4,547,471	$3,835,985
Long-term debt	450,233	488,121	363,524	395,309	243,373
Redeemable noncontrolling interests	497,539	435,175	402,050	304,140	178,570
Stockholders' equity	2,788,001	2,615,864	2,433,623	2,412,957	2,161,508

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

(2)
Includes approximately $6.2 million of one-time expenses related to the refinancing of Henry Schein Animal Health debt during the first quarter of 2013. These expenses reflect non-cash deferred financing costs.

(3)
During the third quarter of 2013, there was a $13.4 million reduction of our valuation allowance related to certain deferred tax assets related to tax loss carryforwards originating outside the United States. During the third quarter of 2009, we had reduced this valuation allowance by $20.9 million to reflect the portion of the deferred tax asset which we believed was more likely than not to be realized at that point in time.

(4)	Represents a loss on divestiture of a noncontrolling interest in a dental wholesale distributor in the Middle East.
(5)
On August 5, 2009, we completed the sale of a wholesaler of dental consumables for aggregate consideration of $14.2 million. As a result of this sale, included in income from discontinued operations for 2009 is a net gain, net of tax, of $2.6 million or $0.03 per diluted share.

(6)
Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(7)
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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; possible increases in the cost of shipping our products or other service issues with our third-party shippers; general global macro-economic conditions; disruptions in financial markets; possible volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; risks from challenges associated with the emergence of potential increased competition by third-party online commerce sites; risks from disruption to our information systems; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 800,000 customers worldwide, including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 81 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 16,000 people (of which more than 7,000 are based outside the United States) and have operations or affiliates in 25 countries, including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as continuing education services for practitioners.

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

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2013 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

According to the U.S. Census Bureau’s International Data Base, in 2013 there were more than six million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services.  By the year 2050, that number is projected to triple to approximately 18 million.  The population aged 65 to 84 years is projected to increase over 70% during the same time period.

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

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.  The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers beginning in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law, often referred to as the “individual mandate,” which will require most individuals to have health insurance in 2014, or pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states in 2014 to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding.  The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  Almost half the states have not yet accepted the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.  Adding to this uncertainty, in responding to difficulties encountered in implementing Health Care Reform, the White House and federal agencies have instituted various temporary implementation delays, such as regarding the “employer mandate” that generally requires employers with 50 or more full time employees to provide certain health insurance to those employees or pay specified fines.

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

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices. Accordingly, we will be required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we expect to have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule imposes additional costs on us.

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

While we believe that we are substantially compliant with fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, could adversely affect our business.

Operating and Security Standards

At the federal level, the Federal Food, Drug, and Cosmetic Act, or FDC Act, requires certain wholesalers to provide a drug pedigree for each wholesale distribution of prescription drugs, which includes an identifying statement that records the chain of ownership of a prescription drug. Until the pedigree provisions of the Drug Quality and Security Act begin to take effect in January 2015, current federal law in this area continues to be effective and pre-empts state law.  Currently, the United States Food and Drug Administration, or FDA, in exercise of its enforcement discretion, requires these wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.  The FDA has continued to develop its policies regarding the integrity of the supply chain, such as by issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages and by issuing a final rule in 2013 for a unique medical device identification system, to be phased in over seven years, that will require most medical devices distributed in the United States to carry a unique device identifier.  The new requirements of the Drug Quality and Security Act may affect previously issued FDA guidance regarding standardized numerical identifiers.
Over the last several years, many states have implemented or proposed laws and regulations that are intended to protect the integrity of the pharmaceutical supply chain.  This created a patchwork of state wholesale distributor licensing and drug pedigree (i.e., track and trace) requirements.  Bills have been proposed in Congress that more comprehensively address the security of the drug supply chain, including track and trace systems.  One important federal measure, The Drug Quality and Security Act of 2013, was signed into law by President Obama on November 27, 2013.  Title II of this measure, known as the Drug Supply Chain Security Act, will be phased in by the FDA over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The Drug Supply Chain Security Act provides specific track and trace requirements for manufacturers, wholesalers, repackagers, and dispensers (e.g., pharmacies) of prescription drugs and requires manufacturers and wholesale distributers, by January 1, 2015, to have in place a system by which they can identify a product in their possession or control that is a “suspect product,” and to meet product tracing requirements.

The law also sets requirements for the licensing and operation of wholesalers and third party logistics (“3PL”) providers, and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  Wholesalers and 3PLs would also be required to submit annual reports to the FDA beginning on January 1, 2015, which would include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility, and contact information.

Significantly, under the Drug Supply Chain Security Act, beginning on its enactment date, the Act pre-empts similar state laws, thus apparently rendering unenforceable, in whole or in part, state drug pedigree laws that have already been implemented.  Over the past few years there have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabelled pharmaceuticals into the distribution system.  A number of states have implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  A number of states, including Florida, have already implemented pedigree requirements, including drug tracking requirements, which are intended to protect the integrity of the pharmaceutical distribution system.  California has enacted a statute that, beginning in 2015, was intended to require manufacturers to identify each package of a prescription pharmaceutical with a standard, machine-readable unique numerical identifier, and to require manufacturers and distributors to participate in an electronic track-and-trace system and provide or receive an electronic pedigree for each transaction in the drug distribution chain.  The California law was to take effect on a staggered basis, commencing on January 1, 2015 for pharmaceutical manufacturers, and July 1, 2016 for pharmaceutical wholesalers and repackagers. We are in the process of analyzing the impact of the Drug Supply Chain Security Act to our business.

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

In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”).  Also, eligible providers that fail to adopt certified EHR systems may be subject to Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with more demanding “stage two” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists), and has indicated that it will delay rulemaking on more rigorous “stage three” criteria until 2014, and has stated that it will delay implementation of stage three measures until 2017.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with these evolving governmental criteria.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 28, 2013, December 29, 2012 and December 31, 2011 (in thousands):

	Years Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Operating results:
Net sales	$9,560,647	$8,939,967	$8,530,242
Cost of sales	6,904,633	6,432,454	6,112,187
Gross profit	2,656,014	2,507,513	2,418,055
Operating expenses:
Selling, general and administrative	1,978,960	1,873,360	1,835,906
Restructuring costs	-	15,192	-
Operating income	$677,054	$618,961	$582,149

Other expense, net	$(12,360)	$(14,773)	$(12,842)
Net income	471,462	423,388	404,656
Net income attributable to Henry Schein, Inc.	431,554	388,076	367,661

	Years Ended
	December 28,	December 29,	December 31,
	2013	2012	2011

Cash flows:
Net cash provided by operating activities	$664,175	$408,099	$554,625
Net cash used in investing activities	(266,605)	(269,604)	(193,222)
Net cash used in financing activities	(335,974)	(170,601)	(357,214)

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

2013 Compared to 2012

Net Sales

Net sales for 2013 and 2012 were as follows (in thousands):

			% of		% of	Increase
		2013	Total	2012	Total	$	%
Health care distribution (1):
	Dental	$4,997,972	52.3%	$4,774,482	53.4%	$223,490	4.7%
	Animal health	2,599,461	27.2	2,321,151	26.0	278,310	12.0
	Medical	1,643,167	17.2	1,560,921	17.4	82,246	5.3
	Total health care distribution	9,240,600	96.7	8,656,554	96.8	584,046	6.7
Technology and value-added services (2)		320,047	3.3	283,413	3.2	36,634	12.9
	Total	$9,560,647	100.0%	$8,939,967	100.0%	$620,680	6.9

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

Beginning with the first quarter of 2012, we have reported net sales and prior-year sales comparisons for each of our global dental, animal health and medical and global technology and value-added services business groups.

This sales reporting is consistent with our global business groups as realigned in 2012.  These groups were formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

We will continue to report financial results for our health care distribution and technology and value-added services reportable segments.  The health care distribution segment comprises three global operating segments (dental, animal health and medical) and the technology and value-added services segment remains unchanged.

The $620.7 million, or 6.9%, increase in net sales for the year ended December 28, 2013 includes an increase of 6.8% local currency growth (3.6% increase in internally generated revenue and 3.2% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.

The $223.5 million, or 4.7%, increase in dental net sales for the year ended December 28, 2013 includes an increase of 4.3% in local currencies (2.1% increase in internally generated revenue and 2.2% growth from acquisitions) as well as an increase of 0.4% related to foreign currency exchange.  The 4.3% increase in local currency sales was due to increases in dental equipment sales and service revenues of 3.6% (3.0% increase in internally generated revenue and 0.6% growth from acquisitions) and dental consumable merchandise sales growth of 4.5% (1.8% increase in internally generated revenue and 2.7% growth from acquisitions).

The $278.3 million, or 12.0%, increase in animal health net sales for the year ended December 28, 2013 includes an increase of 12.3% local currency growth (5.5% increase in internally generated revenue and 6.8% growth from acquisitions) as well as a decrease of 0.3% related to foreign currency exchange.

The $82.2 million, or 5.3%, increase in medical net sales for the year ended December 28, 2013 includes an increase of 5.1% local currency growth (4.6% increase in internally generated revenue and 0.5% growth from acquisitions) as well as an increase of 0.2% related to foreign currency exchange.

The $36.6 million, or 12.9%, increase in technology and value-added services net sales for the year ended December 28, 2013 includes an increase of 13.3% local currency growth (9.5% increase in internally generated revenue and 3.8% growth from acquisitions) as well as a decrease of 0.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2013 and 2012 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2013	Margin %	2012	Margin %	$	%
Health care distribution	$2,451,334	26.5%	$2,323,913	26.8%	$127,421	5.5%
Technology and value-added services	204,680	64.0	183,600	64.8	21,080	11.5
Total	$2,656,014	27.8	$2,507,513	28.0	$148,501	5.9

Gross profit increased $148.5 million, or 5.9%, for the year ended December 28, 2013 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $127.4 million, or 5.5%, for the year ended December 28, 2013 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.5% for the year ended December 28, 2013 from 26.8% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units.

Technology and value-added services gross profit increased $21.1 million, or 11.5%, for the year ended December 28, 2013 compared to the prior year period.  Technology and value-added services gross profit margin decreased to 64.0% for the year ended December 28, 2013 from 64.8% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2013 and 2012 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2013	Net Sales	2012	Net Sales	$	%
Health care distribution	$1,860,670	20.1%	$1,767,265	20.4%	$93,405	5.3%
Technology and value-added services	118,290	37.0	106,095	37.4	12,195	11.5
Total	$1,978,960	20.7	$1,873,360	21.0	$105,600	5.6

Selling, general and administrative expenses increased $105.6 million, or 5.6%, for the year ended December 28, 2013 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.7% from 21.0% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $70.4 million, or 5.9%, for the year ended December 28, 2013 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.3% from 13.5% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $35.2 million, or 5.2%, for the year ended December 28, 2013 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.4% from 7.5% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2013 and 2012 was as follows (in thousands):

			Variance
	2013	2012	$	%
Interest income	$12,853	$13,394	$(541)	(4.0)%
Interest expense	(27,538)	(30,902)	3,364	10.9
Other, net	2,325	2,735	(410)	(15.0)
Other expense, net	$(12,360)	$(14,773)	$2,413	16.3

Other expense, net decreased $2.4 million to $12.4 million for the year ended December 28, 2013 from the comparable prior year period.  Interest income decreased $0.5 million primarily due to lower investment income.  Interest expense decreased $3.4 million primarily due to a reduction in borrowings under our Henry Schein Animal Health (“HSAH”) debt, partially offset by an increase in borrowings under our private placement facilities and increased borrowings based on the securitization of our U.S. trade accounts receivable.  Other, net decreased by $0.4 million due primarily to the impact of foreign currency exchange.

Income Taxes

For the year ended December 28, 2013, our effective tax rate was 28.7% compared to 31.1% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a $13.4 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Absent the effects of the reduction of this valuation allowance in the third quarter of 2013, our effective tax rate for the year ended December 28, 2013 would have been 30.7% as compared to our actual effective tax rate of 28.7%.  The remaining difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.  For 2014, we expect our effective tax rate to be in the range of 30%.

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

Net Income

Net income increased $48.1 million, or 11.4%, for the year ended December 28, 2013, compared to the prior year period due to the factors noted above.

2012 Compared to 2011

Net Sales

Net sales for 2012 and 2011 were as follows (in thousands):

		% of		% of	Increase
	2012	Total	2011	Total	$	%
Health care distribution (1):
Dental	$4,774,482	53.4%	$4,764,898	55.9%	$9,584	0.2%
Animal health	2,321,151	26.0	2,010,270	23.6	310,881	15.5
Medical	1,560,921	17.4	1,504,454	17.6	56,467	3.8
Total health care distribution	8,656,554	96.8	8,279,622	97.1	376,932	4.6
Technology and value-added services(2)	283,413	3.2	250,620	2.9	32,793	13.1
Total	$8,939,967	100.0%	$8,530,242	100.0%	$409,725	4.8

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

The $9.6 million, or 0.2%, increase in dental net sales for the year ended December 29, 2012 includes an increase of 2.5% in local currencies (2.8% increase in internally generated revenue, 1.5% decrease due to the impact from extra week and 1.2% growth from acquisitions) as well as a decrease of 2.3% related to foreign currency exchange.  The 2.5% increase in local currency sales was due to increases in dental equipment sales and service revenues of 0.4% (3.1% increase in internally generated revenue, 3.0% decrease due to the impact from extra week and 0.3% growth from acquisitions) and dental consumable merchandise sales growth of 3.3% (2.7% increase in internally generated revenue, 0.9% decrease due to the impact from extra week and 1.5% growth from acquisitions).

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

Selling, general and administrative expenses increased $37.5 million, or 2.0%, for the year ended December 29, 2012 compared to the prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.0% from 21.5% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $6.8 million, or 0.6%, for the year ended December 29, 2012 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.5% from 14.0% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $30.7 million, or 4.8%, for the year ended December 29, 2012 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses remained constant at 7.5% when compared with the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2012 and 2011 was as follows (in thousands):

			Variance
	2012	2011	$	%
Interest income	$13,394	$15,593	$(2,199)	(14.1)%
Interest expense	(30,902)	(30,377)	(525)	(1.7)
Other, net	2,735	1,942	793	40.8
Other expense, net	$(14,773)	$(12,842)	$(1,931)	(15.0)

Other expense, net increased $1.9 million to $14.8 million for the year ended December 29, 2012 from the comparable prior year period.  Interest income decreased $2.2 million primarily due to lower investment income.  Interest expense increased $0.5 million primarily due to an increase in borrowings under our private placement facilities and our bank credit lines, partially offset by lower interest expense due to a reduction in borrowings under our HSAH debt.  Other, net increased by $0.8 million due primarily to a gain related to an increase in the fair value of an equity affiliate which is now being reported as a consolidated entity beginning in the third quarter of 2012.

Income Taxes

For the year ended December 29, 2012, our effective tax was 31.1% compared to 31.7% for the prior year period.  The net reduction in our 2012 effective tax rate results from additional tax planning, settlements of tax audits and higher income from lower taxing countries.  The difference between our effective tax rate and the federal statutory tax rate for both periods related primarily to state and foreign income taxes and interest expense.

Net Income

Net income increased $18.7 million, or 4.6%, for the year ended December 29, 2012 compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $664.2 million for the year ended December 28, 2013, compared to $408.1 million for the prior year.  The net change of $256.1 million was primarily attributable to net income improvements and favorable working capital changes attributable to inventory buy-ins that occurred during the fourth quarter of 2012 in advance of potential price increases related to the medical device excise tax.

Net cash used in investing activities was $266.6 million for the year ended December 28, 2013, compared to $269.6 million for the prior year.  The net change of $3.0 million was primarily due to decreased payments for equity investments and business acquisitions, partially offset by increased purchases of fixed assets, payments made related to a sale of an equity investment and reduced proceeds from sales of available-for-sale securities.

Net cash used in financing activities was $336.0 million for the year ended December 28, 2013, compared to $170.6 million for the prior year.  The net change of $165.4 million was primarily due to increased net payments for long-term debt and decreased proceeds from issuance of stock upon exercise of stock options.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 28,	December 29,
	2013	2012
Cash and cash equivalents	$188,616	$122,080
Working capital	1,284,002	1,231,668

Debt:
Bank credit lines	$29,508	$27,166
Current maturities of long-term debt	5,441	17,992
Long-term debt	450,233	488,121
Total debt	$485,182	$533,279

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.0 days as of December 28, 2013 from 39.8 days as of December 29, 2012.  During the years ended December 28, 2013 and December 29, 2012, we wrote off approximately $8.3 million and $8.3 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.9 for the year ended December 28, 2013 from 6.2 for the year ended December 29, 2012.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 2.5%), as well as operating and capital lease obligations, inventory purchase commitments and fixed asset obligations as of December 28, 2013:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$15,654	$194,421	$65,240	$256,405	$531,720
Inventory purchase commitments	41,920	44,533	48,339	53,294	188,086
Operating lease obligations	75,394	106,392	58,866	61,680	302,332
Capital lease obligations, including interest	847	756	35	-	1,638
Fixed asset obligations	1,565	-	-	-	1,565

Total	$135,380	$346,102	$172,480	$371,379	$1,025,341

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  There were no borrowings outstanding under this revolving credit facility as of December 28, 2013.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of December 28, 2013, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of December 28, 2013, we had various other short-term bank credit lines available, of which approximately $29.5 million was outstanding.  At December 28, 2013, borrowings under all of our credit lines had a weighted average interest rate of 2.73%.

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

The components of our private placement facility borrowings as of December 28, 2013 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at HSAH during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $160.0 million as of December 28, 2013.  At December 28, 2013, the interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate of 21 basis points plus 75 basis points, for a combined rate of 0.96%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

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

Stock repurchases

From June 21, 2004 through December 28, 2013, we repurchased $1.1 billion, or 16,829,005 shares, under our common stock repurchase programs, with $300.0 million available as of December 28, 2013 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 are presented in the following table:

	December 28,	December 29,	December 31,
	2013	2012	2011
Balance, beginning of period	$435,175	$402,050	$304,140
Decrease in redeemable noncontrolling interests due to
redemptions	(9,028)	(23,637)	(160,254)
Increase in redeemable noncontrolling interests due to
business acquisitions	11,542	30,935	13,618
Net income attributable to redeemable noncontrolling interests	39,430	34,803	36,514
Dividends declared	(19,965)	(21,013)	(15,212)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(654)	904	(889)
Change in fair value of redeemable securities	41,039	53,769	224,133
Other adjustment to redeemable noncontrolling interests	-	(42,636)	-
Balance, end of period	$497,539	$435,175	$402,050

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

On December 30, 2011, we acquired all of Oak Hill Capital Partners’ (“OHCP”) remaining direct and indirect interests in Butler Animal Health Supply (“BAHS”) (including its interest in W.A. Butler Company) for $155 million in cash.  As a result of this transaction, our ownership in BAHS increased to approximately 71.7% at December 31, 2011.  The amount paid to OHCP for their remaining interests in BAHS was in excess of the previously agreed upon annual limits (see Note 9. “Business Acquisitions and Other Transaction” within our notes to our consolidated financial statements), but such limits were waived by all parties involved. At December 28, 2013, our ownership in BAHS is approximately 74.4%.

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $54.1 million as of December 28, 2013.

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

Revenue Recognition

We generate revenue from the sale of dental, animal health and medical consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra-revenue adjustments are recorded based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to impairment analysis at least once annually.  Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units.  We regard our reporting units to be our operating segments: health care distribution (global dental, animal health and medical) and technology and value-added services.

We test goodwill impairment under the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we consider in developing our qualitative assessment included:

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

Beginning with the first quarter of 2012, we changed our reporting units from dental, animal health, medical, international and technology to global dental, global animal health, global medical and global technology and value-added services.

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

Based on a qualitative analysis, there were no events or circumstances from the date of that assessment through December 28, 2013 that impacted our analysis.  For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the results of our goodwill impairment analysis did not result in any impairments.

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

We estimated the fair value of stock options using the Black-Scholes valuation model which required us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields.

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

As of December 28, 2013, the net notional value of our foreign currency exchange agreements, which expire through July 30, 2014, was $9.3 million, which includes a mark-to-market gain of $0.1 million as determined by quoted market prices.  A hypothetical 5% change in the value of the U.S. dollar would change the notional value of our foreign currency exchange agreements by an additional $0.1 million.

Short-Term Investments

We limit our credit risk with respect to our cash equivalents, short-term investments and derivative instruments, by monitoring the credit worthiness of the financial institutions who are the counter-parties to such financial instruments.  As a risk management policy, we limit the amount of credit exposure by diversifying and utilizing numerous investment grade counter-parties.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 28, 2013 and December 29, 2012 and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 28, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 28, 2013 and December 29, 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 28, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 11, 2014

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 28,	December 29,
	2013	2012

ASSETS
Current assets:
Cash and cash equivalents	$188,616	$122,080
Accounts receivable, net of reserves of $78,298 and $75,240	1,055,216	1,015,194
Inventories, net	1,250,403	1,203,507
Deferred income taxes	63,865	64,049
Prepaid expenses and other	276,565	299,547
Total current assets	2,834,665	2,704,377
Property and equipment, net	275,888	273,458
Goodwill	1,635,005	1,601,046
Other intangibles, net	417,133	462,182
Investments and other	461,945	292,934
Total assets	$5,624,636	$5,333,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$824,495	$787,658
Bank credit lines	29,508	27,166
Current maturities of long-term debt	5,441	17,992
Accrued expenses:
Payroll and related	216,629	207,381
Taxes	145,161	132,774
Other	329,429	299,738
Total current liabilities	1,550,663	1,472,709
Long-term debt	450,233	488,121
Deferred income taxes	198,674	196,814
Other liabilities	139,526	125,314
Total liabilities	2,339,096	2,282,958

Redeemable noncontrolling interests	497,539	435,175
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
85,622,452 outstanding on December 28, 2013 and
87,850,671 outstanding on December 29, 2012	856	879
Additional paid-in capital	318,225	375,946
Retained earnings	2,398,267	2,183,905
Accumulated other comprehensive income	67,849	52,855
Total Henry Schein, Inc. stockholders' equity	2,785,197	2,613,585
Noncontrolling interests	2,804	2,279
Total stockholders' equity	2,788,001	2,615,864
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,624,636	$5,333,997

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended
	December 28,	December 29,	December 31,
	2013	2012	2011

Net sales	$9,560,647	$8,939,967	$8,530,242
Cost of sales	6,904,633	6,432,454	6,112,187
Gross profit	2,656,014	2,507,513	2,418,055
Operating expenses:
Selling, general and administrative	1,978,960	1,873,360	1,835,906
Restructuring costs	-	15,192	-
Operating income	677,054	618,961	582,149
Other income (expense):
Interest income	12,853	13,394	15,593
Interest expense	(27,538)	(30,902)	(30,377)
Other, net	2,325	2,735	1,942
Income before taxes and equity in earnings of affiliates	664,694	604,188	569,307
Income taxes	(190,891)	(187,858)	(180,212)
Equity in earnings of affiliates	10,194	7,058	15,561
Loss on sale of equity investment	(12,535)	-	-
Net income	471,462	423,388	404,656
Less: Net income attributable to noncontrolling interests	(39,908)	(35,312)	(36,995)
Net income attributable to Henry Schein, Inc.	$431,554	$388,076	$367,661

Earnings per share attributable to Henry Schein, Inc.:

Basic	$5.02	$4.44	$4.08
Diluted	$4.93	$4.32	$3.97

Weighted-average common shares outstanding:
Basic	85,926	87,499	90,120
Diluted	87,622	89,823	92,620

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	December 28,	December 29,	December 31,
	2013	2012	2011

Net income	$471,462	$423,388	$404,656

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	9,474	33,347	(2,310)

Unrealized gain (loss) from foreign currency hedging activities	95	2,865	(618)

Unrealized investment gain (loss)	(100)	414	347

Pension adjustment gain (loss)	4,871	(5,451)	(6,238)

Other comprehensive income (loss), net of tax	14,340	31,175	(8,819)
Comprehensive income	485,802	454,563	395,837
Comprehensive income attributable to noncontrolling interests:
Net income	(39,908)	(35,312)	(36,995)
Foreign currency translation (gain) loss	654	(904)	889

Comprehensive income attributable to noncontrolling interests	(39,254)	(36,216)	(36,106)

Comprehensive income attributable to Henry Schein, Inc.	$446,548	$418,347	$359,731

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 25, 2010	91,939,477	$919	$601,014	$1,779,178	$30,514	$1,332	$2,412,957
Net income (excluding $36,514 attributable to Redeemable
noncontrolling interests)	-	-	-	367,661	-	481	368,142
Foreign currency translation loss (excluding $889
attributable to Redeemable noncontrolling interests)	-	-	-	-	(1,421)	-	(1,421)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $94	-	-	-	-	(618)	-	(618)
Unrealized investment gain, net of tax of $215	-	-	-	-	347	-	347
Pension adjustment loss, net of tax benefit of $1,534	-	-	-	-	(6,238)	-	(6,238)
Dividends paid	-	-	-	-	-	(457)	(457)
Other adjustments	-	-	-	-	-	45	45
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	4,155	-	-	-	4,155
Change in fair value of redeemable securities	-	-	(224,133)	-	-	-	(224,133)
Shares issued to 401(k) plan	93,204	1	5,797	-	-	-	5,798
Repurchase and retirement of common stock	(3,179,188)	(31)	(60,609)	(139,362)	-	-	(200,002)
Stock issued upon exercise of stock options,
including tax benefit of $7,246	941,701	9	41,756	-	-	-	41,765
Stock-based compensation expense	175,980	2	36,930	-	-	-	36,932
Shares withheld for payroll taxes	(43,092)	(1)	(2,989)	-	-	-	(2,990)
Liability for cash settlement stock-based compensation awards	-	-	(659)	-	-	-	(659)

Balance, December 31, 2011	89,928,082	$899	$401,262	$2,007,477	$22,584	$1,401	$2,433,623

Net income (excluding $34,803 attributable to Redeemable
noncontrolling interests)	-	-	-	388,076	-	509	388,585
Foreign currency translation gain (excluding $904
attributable to Redeemable noncontrolling interests)	-	-	-	-	32,443	-	32,443
Unrealized gain from foreign currency hedging activities,
net of tax of $654	-	-	-	-	2,865	-	2,865
Unrealized investment gain, net of tax of $310	-	-	-	-	414	-	414
Pension adjustment loss, net of tax benefit of $2,187	-	-	-	-	(5,451)	-	(5,451)
Dividends paid	-	-	-	-	-	(430)	(430)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(1,189)	-	-	799	(390)
Change in fair value of redeemable securities	-	-	(53,769)	-	-	-	(53,769)
Repurchase and retirement of common stock	(3,937,054)	(39)	(88,196)	(211,648)	-	-	(299,883)
Stock issued upon exercise of stock options,
including tax benefit of $31,638	1,889,872	19	104,103	-	-	-	104,122
Stock-based compensation expense	277,339	3	37,310	-	-	-	37,313
Shares withheld for payroll taxes	(307,568)	(3)	(23,024)	-	-	-	(23,027)
Liability for cash settlement stock-based compensation awards	-	-	(551)	-	-	-	(551)

Balance, December 29, 2012	87,850,671	$879	$375,946	$2,183,905	$52,855	$2,279	$2,615,864

Net income (excluding $39,430 attributable to Redeemable
noncontrolling interests)	-	-	-	431,554	-	478	432,032
Foreign currency translation gain (excluding $654
attributable to Redeemable noncontrolling interests)	-	-	-	-	10,128	-	10,128
Unrealized gain from foreign currency hedging activities,
net of tax benefit of $26	-	-	-	-	95	-	95
Unrealized investment loss, net of tax benefit of $66	-	-	-	-	(100)	-	(100)
Pension adjustment gain, net of tax of $1,336	-	-	-	-	4,871	-	4,871
Dividends paid	-	-	-	-	-	(487)	(487)
Other adjustments	-	-	(90)	-	-	-	(90)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	534	534
Change in fair value of redeemable securities	-	-	(41,039)	-	-	-	(41,039)
Repurchase and retirement of common stock	(3,072,942)	(31)	(83,028)	(217,192)	-	-	(300,251)
Stock issued upon exercise of stock options,
including tax benefit of $18,410	743,651	7	53,955	-	-	-	53,962
Stock-based compensation expense	349,804	3	35,524	-	-	-	35,527
Shares withheld for payroll taxes	(248,732)	(2)	(22,498)	-	-	-	(22,500)
Liability for cash settlement stock-based compensation awards	-	-	(545)	-	-	-	(545)

Balance, December 28, 2013	85,622,452	$856	$318,225	$2,398,267	$67,849	$2,804	$2,788,001

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 28,	December 29,	December 31,
	2013	2012	2011

Cash flows from operating activities:
Net income	$471,462	$423,388	$404,656
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	128,035	125,322	115,896
Accelerated amortization of deferred financing costs	6,203	-	-
Loss on sale of equity investment	12,535	-	-
Stock-based compensation expense	35,527	37,313	36,932
Provision for losses on trade and other accounts receivable	5,189	4,407	6,156
Provision for (benefit from) deferred income taxes	(11,514)	10,072	(19,319)
Stock issued to 401(k) plan	-	-	5,798
Equity in earnings of affiliates	(10,194)	(7,058)	(15,561)
Distributions from equity affiliates	16,529	14,499	14,883
Other	20,790	14,193	6,352
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(45,110)	(73,925)	36,204
Inventories	(48,087)	(193,585)	(44,155)
Other current assets	15,747	(62,390)	(10,493)
Accounts payable and accrued expenses	67,063	115,863	17,276
Net cash provided by operating activities	664,175	408,099	554,625

Cash flows from investing activities:
Purchases of fixed assets	(60,215)	(51,237)	(45,176)
Payments related to equity investments and business
acquisitions, net of cash acquired	(182,363)	(220,238)	(149,403)
Payments related to sale of equity investment	(13,364)	-	-
Proceeds from sales of available-for-sale securities	-	9,225	2,600
Other	(10,663)	(7,354)	(1,243)
Net cash used in investing activities	(266,605)	(269,604)	(193,222)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	2,175	(32,185)	13,316
Proceeds from issuance of long-term debt	678,781	155,132	3,101
Debt issuance costs	(1,372)	(1,482)	(2,847)
Principal payments for long-term debt	(729,977)	(40,722)	(33,722)
Proceeds from issuance of stock upon exercise of stock options	35,553	72,485	34,519
Payments for repurchases of common stock	(300,251)	(299,883)	(200,002)
Excess tax benefits related to stock-based compensation	8,141	17,819	8,765
Distributions to noncontrolling shareholders	(19,224)	(21,284)	(10,055)
Acquisitions of noncontrolling interests in subsidiaries	(9,800)	(20,481)	(170,199)
Other	-	-	(90)
Net cash used in financing activities	(335,974)	(170,601)	(357,214)

Effect of exchange rate changes on cash and cash equivalents	4,940	6,902	(7,253)
Net change in cash and cash equivalents	66,536	(25,204)	(3,064)
Cash and cash equivalents, beginning of period	122,080	147,284	150,348
Cash and cash equivalents, end of period	$188,616	$122,080	$147,284

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December.  The years ended December 28, 2013 and December 29, 2012 consisted of 52 weeks and the year ended December 31, 2011 consisted of 53 weeks.

Revenue Recognition

We generate revenue from the sale of dental, animal health and medical consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra-revenue adjustments are recorded based upon historical data and estimates and are provided for in the period in which the related sales are recognized.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.  Outstanding checks in excess of funds on deposit of $39.6 million and $59.4 million, primarily related to payments for inventory, were classified as accounts payable as of December 28, 2013 and December 29, 2012.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs were $69.1 million, $64.5 million and $62.5 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses were $12.2 million, $10.4 million and $13.1 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 28, 2013 and December 29, 2012, we had $3.9 million and $3.9 million of deferred direct marketing expenses included in other current assets.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists and non-compete agreements), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities.  The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; and estimated useful lives.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill and other indefinite-lived intangible assets (primarily trademarks) are not amortized, but are subject to impairment analysis at least once annually.  Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units.  We regard our reporting units to be our operating segments: health care distribution (global dental, animal health and medical) and technology and value-added services.

We test goodwill for impairment under the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment” (“ASU 2011-08”), which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we consider in developing our qualitative assessment included:

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

Beginning with the first quarter of 2012, we changed our reporting units from dental, medical, animal health, international and technology to global dental, global animal health, global medical and global technology and value-added services.

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

Based on a qualitative analysis, there were no events or circumstances from the date of that assessment through December 28, 2013 that impacted our analysis.  For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, the results of our goodwill impairment analysis did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs were $62.2 million, $59.5 million and $59.1 million for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

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

	December 28,	December 29,
	2013	2012
Land	$19,981	$13,531
Buildings and permanent improvements	112,514	112,979
Leasehold improvements	73,974	70,725
Machinery and warehouse equipment	71,129	68,432
Furniture, fixtures and other	118,806	102,569
Computer equipment and software	279,831	258,962
	676,235	627,198
Less accumulated depreciation	(400,347)	(353,740)
Property and equipment, net	$275,888	$273,458

	Estimated Useful
	Lives (in years)
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

Property and equipment related depreciation expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $52.9 million, $52.2 million and $53.0 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 28, 2013 and December 29, 2012 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 31, 2011	$1,398,248	$98,860	$1,497,108
Adjustments to goodwill:
Acquisitions	30,765	61,788	92,553
Foreign currency translation	9,909	1,476	11,385
Balance as of December 29, 2012	1,438,922	162,124	1,601,046
Adjustments to goodwill:
Acquisitions	22,055	6,369	28,424
Foreign currency translation	4,361	1,174	5,535
Balance as of December 28, 2013	$1,465,338	$169,667	$1,635,005

Other intangible assets consisted of the following:

	December 28, 2013			December 29, 2012
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$44,162	$(9,666)	$34,496	$47,351	$(7,949)	$39,402
Trademarks / trade names - definite lived	77,134	(27,794)	49,340	72,948	(18,474)	54,474
Trademarks / trade names - indefinite lived	3,717	-	3,717	3,681	-	3,681
Customer relationships and lists	478,852	(193,263)	285,589	504,387	(179,566)	324,821
Other	68,844	(24,853)	43,991	57,397	(17,593)	39,804
Total	$672,709	$(255,576)	$417,133	$685,764	$(223,582)	$462,182

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately 5.6 years as of December 28, 2013.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately 8.5 years as of December 28, 2013.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 11.0 years as of December 28, 2013.

Amortization expense related to definite-lived intangible assets for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $69.2 million, $68.5 million and $58.8 million.  The annual amortization expense expected for the years 2014 through 2018 is $62.6 million, $57.3 million, $51.6 million, $47.9 million and $42.4 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 28,	December 29,
	2013	2012
Investment in unconsolidated affiliates	$205,556	$191,075
Non-current deferred foreign, state and local income taxes	48,470	37,737
Notes receivable (1)	10,836	9,851
Auction rate securities, net of temporary impairment	2,654	2,816
Distribution rights and exclusivity agreements, net of amortization	3,321	4,030
Security deposits	3,341	3,291
Debt issuance costs, net of amortization	2,011	7,207
Acquisition related indemnification	13,880	14,168
Acquisition related loan receivable (2)	145,000	-
Other long-term assets	26,876	22,759
Total	$461,945	$292,934

(1)	Long-term notes receivable carry interest rates ranging from 2.17% to 12.0% and are due in varying installments through
December 31, 2020.

(2)	See Note 9 - Business Acquisitions, Divestiture and Other Transaction for additional details of the loan receivable from
BioHorizons, Inc.

Amortization expense related to other long-term assets for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $6.0 million, $4.6 million and $4.0 million.

Note 5 – Debt

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  This credit facility replaced our then existing $400 million revolving credit facility with a $100 million expansion feature, which would have expired on September 5, 2013.  There were no borrowings outstanding under this revolving credit facility as of December 28, 2013.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of December 28, 2013, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of December 28, 2013, we had various other short-term bank credit lines available, of which approximately $29.5 million was outstanding.  At December 28, 2013, borrowings under all of our credit lines had a weighted average interest rate of 2.73%.

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

The components of our private placement facility borrowings as of December 28, 2013 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at HSAH during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $160 million as of December 28, 2013.  At December 28, 2013, the interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate of 21 basis points plus 75 basis points, for a combined rate of 0.96%.

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

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	December 28,	December 29,
	2013	2012
Private placement facilities	$250,000	$250,000
U.S. trade accounts receivable securitization	160,000	-
Notes payable to banks at a weighted-average interest rate of 8.23%	73	11,352
Butler Schein Animal Health Supply notes payable to banks (net of discount of
$0 million and $0.7 million)	-	220,439
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.4% to 5.41%	44,091	21,178
Capital lease obligations (see Note 17)	1,510	3,144
Total	455,674	506,113
Less current maturities	(5,441)	(17,992)
Total long-term debt	$450,233	$488,121

As of December 28, 2013, the aggregate amounts of long-term debt, including capital lease obligations, maturing in each of the next five years and thereafter are as follows:

2014	$5,441
2015	3,223
2016	170,336
2017	17,801
2018	30,302
Thereafter	228,571
Total	$455,674

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 6 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 are presented in the following table:

	December 28,	December 29,	December 31,
	2013	2012	2011
Balance, beginning of period	$435,175	$402,050	$304,140
Decrease in redeemable noncontrolling interests due to
redemptions	(9,028)	(23,637)	(160,254)
Increase in redeemable noncontrolling interests due to
business acquisitions	11,542	30,935	13,618
Net income attributable to redeemable noncontrolling interests	39,430	34,803	36,514
Dividends declared	(19,965)	(21,013)	(15,212)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(654)	904	(889)
Change in fair value of redeemable securities	41,039	53,769	224,133
Other adjustment to redeemable noncontrolling interests	-	(42,636)	-
Balance, end of period	$497,539	$435,175	$402,050

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 28,	December 29,	December 31,
	2013	2012	2011
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(1,503)	$(849)	$(1,753)

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$82,288	$72,160	$39,717
Unrealized gain (loss) from foreign currency hedging activities	1,282	1,187	(1,678)
Unrealized investment loss	(515)	(415)	(829)
Pension adjustment loss	(15,206)	(20,077)	(14,626)
Accumulated other comprehensive income	$67,849	$52,855	$22,584

Total Accumulated other comprehensive income	$66,346	$52,006	$20,831

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 28,	December 29,	December 31,
	2013	2012	2011
Net income	$471,462	$423,388	$404,656

Foreign currency translation gain (loss)	9,474	33,347	(2,310)
Tax effect	-	-	-
Foreign currency translation gain (loss)	9,474	33,347	(2,310)

Unrealized gain (loss) from foreign currency hedging activities	69	3,519	(712)
Tax effect	26	(654)	94
Unrealized gain (loss) from foreign currency hedging activities	95	2,865	(618)

Unrealized investment gain (loss)	(166)	724	562
Tax effect	66	(310)	(215)
Unrealized investment gain (loss)	(100)	414	347

Pension adjustment gain (loss)	6,207	(7,638)	(7,772)
Tax effect	(1,336)	2,187	1,534
Pension adjustment gain (loss)	4,871	(5,451)	(6,238)
Comprehensive income	$485,802	$454,563	$395,837

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 28,	December 29,	December 31,
	2013	2012	2011
Comprehensive income attributable to
Henry Schein, Inc.	$446,548	$418,347	$359,731
Comprehensive income attributable to
noncontrolling interests	478	509	481
Comprehensive income attributable to
Redeemable noncontrolling interests	38,776	35,707	35,625
Comprehensive income	$485,802	$454,563	$395,837

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

Debt

The fair value of our debt as of December 28, 2013 and December 29, 2012 was estimated at $485.2 million and $533.3 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 8 – Fair Value Measurements – (Continued)

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations.  The primary factor affecting the future value of redeemable noncontrolling interests is expected earnings and, if such earnings are not achieved, the value of the redeemable noncontrolling interests might be impacted.  The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.  The values for Redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy.  The details of the changes in Redeemable noncontrolling interests are presented in Note 6.

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 28, 2013 and December 29, 2012:

	December 28, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	-	1,235	-	1,235
Total assets	$-	$1,235	$-	$1,235

Liabilities:
Derivative contracts	$-	$1,142	$-	$1,142
Total liabilities	$-	$1,142	$-	$1,142

Redeemable noncontrolling interests	$-	$-	$497,539	$497,539

	December 29, 2012
	Level 1	Level 2	Level 3	Total

Assets:
Available-for-sale securities	$-	$-	$2,816	$2,816
Derivative contracts	-	710	-	710
Total assets	$-	$710	$2,816	$3,526

Liabilities:
Derivative contracts	$-	$1,159	$-	$1,159
Total liabilities	$-	$1,159	$-	$1,159

Redeemable noncontrolling interests	$-	$-	$435,175	$435,175

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions, Divestiture and Other Transaction

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain acquisitions during the year ended December 28, 2013, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $14.7 million of initial goodwill through preliminary purchase price allocations.  Total acquisition transaction costs incurred in the year ended December 28, 2013 were immaterial to our financial results.

We completed certain acquisitions during the year ended December 29, 2012, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $128.0 million of initial goodwill through preliminary purchase price allocations.

On December 31, 2010, we acquired 100% of the outstanding shares of Provet Holdings Limited (ASX: PVT), an Australasian distributor of veterinary products with sales in its 2010 fiscal year of approximately $278 million, for approximately $91 million, in a cash-for-stock exchange.  As a result of the acquisition, we recorded $27.0 million of goodwill.

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

Subsequent Acquisitions

On December 30, 2013, we completed the acquisition of an approximately 60% equity investment in BioHorizons, Inc., a U.S.-based manufacturer of advanced dental implants with annual revenues of approximately $115 million.  Prior to completion of the acquisition, we funded BioHorizons, Inc. $145 million, which is recorded as a long-term loan included in Investments and Other within our consolidated balance sheet at December 28, 2013.  This long-term loan was subsequently recorded as an intercompany loan upon completion of the acquisition and will be eliminated from our consolidated balance sheet in future reporting periods.

On January 6, 2014, we announced that we will acquire 100% ownership of five businesses in three European countries from Arseus NV.  The businesses combine for annual sales of approximately $97 million and include a dental practice management software company in France and distributors of dental products in France, the Netherlands and Belgium.  This transaction was completed during the first quarter of 2014.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions, Divestiture and Other Transaction – (Continued)

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

Loan and Investment Agreement

On December 12, 2008, we converted $10.4 million of loan receivables and related accrued interest into an equity interest of 15.33% in D4D Technologies, LLC (“D4D”).  Since that date, we have accounted for our equity interest in D4D under the equity method of accounting.

On August 3, 2009, we entered into an amendment whereby we paid certain of D4D’s members approximately $8.0 million.  Such payment is included in Investments and other in our consolidated financial statements and is being amortized over a period of 15 years.  On September 30, 2013, we purchased additional equity in D4D, increasing our ownership to 21.4%.

Note 10 – Plans of Restructuring

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

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2013, 2012 and 2011 fiscal years and the remaining accrued balance of restructuring costs as of December 28, 2013, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 25, 2010	1,992	2,351	4,343
Provision	-	-	-
Payments and other adjustments	(1,423)	(1,800)	(3,223)
Balance, December 31, 2011	569	551	1,120
Provision	12,841	2,351	15,192
Payments and other adjustments	(11,584)	(1,671)	(13,255)
Balance, December 29, 2012	1,826	1,231	3,057
Provision	-	-	-
Payments and other adjustments	(1,599)	(747)	(2,346)
Balance, December 28, 2013	$227	$484	$711

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 10 – Plans of Restructuring – (Continued)

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during our 2013, 2012 and 2011 fiscal years and the remaining accrued balance of restructuring costs as of December 28, 2013:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 25, 2010	4,343	-	4,343
Provision	-	-	-
Payments and other adjustments	(3,223)	-	(3,223)
Balance, December 31, 2011	1,120	-	1,120
Provision	14,981	211	15,192
Payments and other adjustments	(13,058)	(197)	(13,255)
Balance, December 29, 2012	3,043	14	3,057
Provision	-	-	-
Payments and other adjustments	(2,332)	(14)	(2,346)
Balance, December 28, 2013	$711	$-	$711

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Basic	85,926	87,499	90,120
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,696	2,324	2,500
Diluted	87,622	89,823	92,620

Weighted-average options to purchase 8 shares of common stock at an exercise price of $69.45 per share that were outstanding during the year ended December 31, 2011 were excluded from the computation of diluted earnings per share because the options’ exercise price exceeded the average market price of our common stock during the year, thereby causing the effect of such options to be anti-dilutive.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes

Income before taxes, equity in earnings of affiliates and loss on sale of equity investment was as follows:

	Years ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Domestic	$517,950	$466,457	$403,171
Foreign	146,744	137,731	166,136
Total	$664,694	$604,188	$569,307

The provisions for income taxes were as follows:

	Years ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Current income tax expense:
U.S. Federal	$139,253	$121,591	$125,148
State and local	27,272	23,279	30,423
Foreign	35,880	32,916	43,960
Total current	202,405	177,786	199,531

Deferred income tax expense (benefit):
U.S. Federal	10,325	9,242	(12,466)
State and local	(4,531)	946	(1,782)
Foreign	(17,308)	(116)	(5,071)
Total deferred	(11,514)	10,072	(19,319)
Total provision	$190,891	$187,858	$180,212

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 28,	December 29,
	2013	2012
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	$31,016	$27,820
Uniform capitalization adjustments to inventories	7,318	9,944
Other current assets	21,351	21,035
Current deferred income tax asset (1)	59,685	58,799

Non-current deferred income tax asset (liability):
Property and equipment	(5,571)	(5,661)
Stock-based compensation	35,995	42,875
Other non-current liabilities	(211,180)	(215,562)
Net operating losses of domestic subsidiaries	693	2,768
Net operating losses of foreign subsidiaries	45,254	47,101
Total non-current deferred tax liability	(134,809)	(128,479)
Valuation allowance for non-current deferred tax assets (2)	(16,285)	(30,598)
Net non-current deferred tax liability (1)	(151,094)	(159,077)
Net deferred income tax liability	$(91,409)	$(100,278)

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

The assessment of the amount of value assigned to our deferred tax assets under the applicable accounting rules is judgmental.  We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future.  Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations.  Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved.  Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods.  We believe that it is more likely than not that future taxable income will be sufficient to allow us to recover substantially all of the value assigned to our deferred tax assets.  However, if future events cause us to conclude that it is not more likely than not that we will be able to recover all of the value assigned to our deferred tax assets, we will be required to adjust our valuation allowance accordingly.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

As of December 28, 2013, we have state net operating loss carryforwards of $6.9 million relating to our domestic subsidiaries, which can be utilized against future state income through December 31, 2029.  As of December 28, 2013, we have foreign net operating loss carryforwards of $11.7 million, which can be utilized against future foreign income through December 31, 2019.  Additionally, as of December 28, 2013, there were foreign net operating loss carryforwards of $153.1 million that have an indefinite life.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Income tax provision at federal statutory rate	$232,644	$211,466	$199,256
State income tax provision, net of federal income tax effect	20,134	21,665	18,035
Foreign income tax benefit	(19,635)	(17,979)	(20,169)
Valuation allowance	(14,026)	1,502	442
Interest expense related to loans	(23,723)	(21,018)	(14,394)
Other	(4,503)	(7,778)	(2,958)
Total income tax provision	$190,891	$187,858	$180,212

For the year ended December 28, 2013, our effective tax rate was 28.7% compared to 31.1% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a $13.4 million reduction of the valuation allowance which is based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Absent the effects of the reduction of this valuation allowance in the third quarter of 2013, our effective tax rate for the year ended December 28, 2013 would have been 30.7% as compared to our actual effective tax rate of 28.7%.  The remaining difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell, transfer or dispose of our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings because if we were to repatriate these earnings, we believe there would be various methods available to us, each with different U.S. tax consequences.  As of December 28, 2013, the cumulative amount of reinvested earnings was approximately $694.2 million.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance.  This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities.  The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement.  In the normal course of business, our tax returns are subject to examination by various taxing authorities.  Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to certain tax matters.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The total amount of unrecognized tax benefits as of December 28, 2013 was approximately $54.1 million, of which $40.3 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $10.9 million and $0, respectively, as of December 28, 2013.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 2000 and forward for certain states and the years 2005 and forward for certain foreign jurisdictions.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 28,	December 29,
	2013	2012
Balance, beginning of period	$32,700	$19,200
Additions based on current year tax positions	6,000	4,900
Additions based on prior year tax positions	9,600	11,200
Reductions based on prior year tax positions	(1,100)	(600)
Reductions resulting from settlements with taxing authorities	(800)	(1,300)
Reductions resulting from lapse in statutes of limitations	(3,200)	(700)
Balance, end of period	$43,200	$32,700

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

We limit our credit risk with respect to our cash equivalents, short-term and long-term investments and derivative instruments, by monitoring the credit worthiness of the financial institutions who are the counter-parties to such financial instruments.  As a risk management policy, we limit the amount of credit exposure by diversifying and utilizing numerous investment grade counter-parties.

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas.  No single customer accounted for more than 0.8% of our net sales in 2013.  With respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 37% and 8%, respectively, of our aggregate purchases in 2013.

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

Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 25 countries worldwide.

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

Beginning with the first quarter of 2012, we have reported net sales and prior-year sales comparisons for each of our global dental, animal health and medical and global technology and value-added services business groups.

This sales reporting is consistent with our global business groups as realigned in 2012.  These groups have been formed to provide distinct organizational focus for reaching and serving each practitioner segment with the benefits of a global perspective, as well as global product and service offerings and best practices.

We will continue to report financial results for our health care distribution and technology and value-added services reportable segments.  The health care distribution segment comprises three global operating segments (dental, animal health and medical) and the technology and value-added services segment remains unchanged.

In connection with this change in business groups, goodwill was reallocated to the new reporting units.  We reviewed the newly allocated goodwill and determined that there was no impairment.

The following tables present information about our reportable and operating segments:

		Years Ended
		December 28,	December 29,	December 31,
		2013	2012	2011
Net Sales:
	Health care distribution (1):
	Dental	$4,997,972	$4,774,482	$4,764,898
	Animal health	2,599,461	2,321,151	2,010,270
	Medical	1,643,167	1,560,921	1,504,454
	Total health care distribution	9,240,600	8,656,554	8,279,622
	Technology and value-added services (2)	320,047	283,413	250,620
	Total	$9,560,647	$8,939,967	$8,530,242

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

	Years ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Operating Income:
Health care distribution	$590,664	$541,667	$512,094
Technology and value-added services	86,390	77,294	70,055
Total	$677,054	$618,961	$582,149

Income before taxes and equity in earnings of affiliates
Health care distribution	$581,759	$529,236	$501,266
Technology and value-added services	82,935	74,952	68,041
Total	$664,694	$604,188	$569,307

Depreciation and Amortization:
Health care distribution	$113,670	$113,688	$106,485
Technology and value-added services	14,365	11,634	9,411
Total	$128,035	$125,322	$115,896

Income Tax Expense:
Health care distribution	$165,869	$165,346	$157,391
Technology and value-added services	25,022	22,512	22,821
Total	$190,891	$187,858	$180,212

Interest Income:
Health care distribution	$12,816	$13,293	$15,531
Technology and value-added services	37	101	62
Total	$12,853	$13,394	$15,593

Interest Expense:
Health care distribution	$27,375	$30,790	$30,350
Technology and value-added services	163	112	27
Total	$27,538	$30,902	$30,377

Purchases of Fixed Assets:
Health care distribution	$57,364	$47,057	$42,751
Technology and value-added services	2,851	4,180	2,425
Total	$60,215	$51,237	$45,176

	As of
	December 28,	December 29,	December 31,
	2013	2012	2011
Total Assets:
Health care distribution	$5,277,354	$5,001,188	$4,542,331
Technology and value-added services	347,282	332,809	197,813
Total	$5,624,636	$5,333,997	$4,740,144

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

The following table presents information about our operations by geographic area as of and for the three years ended December 28, 2013.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2013		2012		2011
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$5,813,512	$1,272,683	$5,496,969	$1,313,866	$5,212,861	$1,279,913
Other	3,747,135	1,055,343	3,442,998	1,022,820	3,317,381	888,895
Consolidated total	$9,560,647	$2,328,026	$8,939,967	$2,336,686	$8,530,242	$2,168,808

Note 16 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $35.5 million ($24.6 million after-tax), $37.3 million ($25.7 million after-tax) and $36.9 million ($25.2 million after-tax) for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, we presented $8.1 million, $17.8 million and $8.8 million of benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).  Since March 2009, equity-based awards have been granted solely in the form of restricted stock and restricted stock units, with the exception of stock options for certain pre-existing contractual obligations.  As of December 28, 2013, there were 31,229 shares authorized and 6,583 shares available to be granted under the 2013 Stock Incentive Plan and 800 shares authorized and 93 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.

Stock options are awards that allow the recipient to purchase shares of our common stock at a fixed price.  Stock options are granted at an exercise price equal to our closing stock price on the date of grant.  These awards, which generally vest 25% per year based on the recipient’s continued service subject to the terms and conditions of the Plans, are fully vested four years from the grant date and have a contractual term of ten years from the grant date.  Additionally, recipients may not sell any shares that they acquire through exercising their stock options until the third anniversary of the date of grant of such options.  We estimated the fair value of stock options using the Black-Scholes valuation model.

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

Stock-based compensation grants for the three years ended December 28, 2013 primarily consisted of restricted stock and restricted stock unit grants.  Certain stock-based compensation granted may require us to settle in the form of a cash payment.  During the year ended December 28, 2013, we recorded a liability of $0.5 million relating to the grant date fair value of stock-based compensation to be settled in cash, as well as an expense of $0.6 million relating to the change in the fair value of these grants.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $89.97, $73.42 and $68.25 per share during the years ended December 28, 2013, December 29, 2012 and December 31, 2011.

Total unrecognized compensation cost related to non-vested awards as of December 28, 2013 was $69.8 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 28,		December 29,		December 31,
	2013		2012		2011

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	2,138	$48.61	4,059	$44.53	5,012	$43.05
Granted	-	-	-	-	10	69.45
Exercised	(815)	43.86	(1,890)	40.06	(942)	36.84
Forfeited	-	-	(31)	36.02	(21)	48.35
Outstanding at end of year	1,323	$51.53	2,138	$48.61	4,059	$44.53

Options exercisable at end of year	1,323	$51.53	2,137	$48.62	3,778	$43.47

The following weighted-average assumptions were used in determining the fair values of stock options using the Black-Scholes valuation model:

2011
Expected dividend yield	-%
Expected stock price volatility	20%
Risk-free interest rate	2.13%
Expected life of options (years)	4.75

During the years ended December 28, 2013 and December 29, 2012, we did not grant any stock options.

We have not declared cash or stock dividends on our stock in the past and we do not anticipate declaring cash or stock dividends in the foreseeable future.  The expected stock price volatility was based on the evaluation of implied volatilities from traded call options on our stock and from call options embedded in our convertible debt, historical volatility of our stock and other factors.  The risk-free interest rate was based on the U.S. Treasury yield curve in effect on the date of grant in conjunction with considering the expected life of options.  The expected life of options represented the approximate period of time that granted options were expected to be outstanding and was based on historical data, including, among other things, option exercises, forfeitures and cancellations.  Estimates of fair value are not intended to predict actual future events or the value ultimately realized by recipients of stock options, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by us.

The following table represents the intrinsic values of:

	As of
	December 28,	December 29,	December 31,
	2013	2012	2011
Stock options outstanding	$83,252	$67,044	$80,821
Stock options exercisable	83,252	66,964	79,202

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

The total cash received as a result of stock option exercises for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was approximately $35.6 million, $72.5 million and $34.5 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were $18.4 million, $31.6 million and $7.2 million.  We settle employee stock option exercises with newly issued common shares.

The total intrinsic value per share of restricted stock (including restricted stock units) that vested was $98.99, $75.98 and $66.78 during the years ended December 28, 2013, December 29, 2012 and December 31, 2011.  The following table summarizes the status of our non-vested restricted shares/units for the year ended December 28, 2013:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,018	$56.87
Granted	217	90.23
Vested	(280)	35.59
Forfeited	(29)	70.06
Outstanding at end of period	926	$70.70	$114.43

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,315	$53.27
Granted	149	83.34
Vested	(363)	56.55
Forfeited	(23)	74.78
Outstanding at end of period	1,078	$59.85	$114.43

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 amounted to $25.3 million, $23.8 million and $23.0 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged to operations during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 amounted to $4.1 million, $2.1 million and $0.7 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain associated companies. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.  The amounts charged to operations during the years ended December 28, 2013, December 29, 2012 and December 31, 2011 were approximately $1.1 million, $0.3 million and $0, respectively.

Note 17 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2033.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 28, 2013 were:

2014	$75,394
2015	61,238
2016	45,154
2017	32,369
2018	26,497
Thereafter	61,680
Total minimum operating lease payments	$302,332

Total rental expense for the years ended December 28, 2013, December 29, 2012 and December 31, 2011 was $70.8 million, $68.2 million and $65.5 million.

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 28, 2013 were:

2014	$847
2015	487
2016	269
2017	35
2018	-
Thereafter	-
Total minimum capital lease payments	1,638
Less: Amount representing interest at 2.00% to 16.44%	(128)
Total present value of minimum capital lease payments	$1,510

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 17 – Commitments and Contingencies – (Continued)

Capital Expenditures

We sometimes enter into certain commitments regarding capital expenditures.  As of December 28, 2013, we have capital expenditure commitments of $1.6 million due within one year.

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 28, 2013 were:

2014	$41,920
2015	22,076
2016	22,457
2017	23,580
2018	24,759
Thereafter	53,294
Total minimum inventory purchase commitment payments	$188,086

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

As of December 28, 2013, we had accrued our best estimate of potential losses relating to claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2014 through 2018 and thereafter of approximately $13.0 million, $2.7 million, $2.1 million, $2.5 million, $0.2 million and $2.2 million.  We also have lifetime consulting agreements that provide for current compensation of $0.5 million per year, increasing $25 every fifth year with the next increase in 2017.  In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	March 30,	June 29,	September 28,	December 28,
	2013 (1)	2013	2013 (2) (3)	2013
Net sales	$2,293,511	$2,391,810	$2,348,956	$2,526,370
Gross profit	646,991	669,856	639,647	699,520
Operating income	153,629	176,065	160,477	186,883
Net income	98,686	121,435	116,372	134,969

Amounts attributable to
Henry Schein, Inc.:
Net income	91,478	108,430	107,378	124,268

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$1.06	$1.26	$1.25	$1.46
Diluted	1.03	1.23	1.23	1.43

	Quarters ended
	March 31,	June 30,	September 29,	December 29,
	2012 (4)	2012	2012	2012
Net sales	$2,099,019	$2,201,452	$2,231,058	$2,408,438
Gross profit	610,579	624,395	609,044	663,495
Operating income	133,295	154,702	149,622	181,342
Net income	89,061	107,302	105,310	121,715

Amounts attributable to
Henry Schein, Inc.:
Net income	80,752	98,086	96,771	112,467

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$0.92	$1.11	$1.11	$1.29
Diluted	0.89	1.08	1.08	1.26

(1)	See Note 5 - "Debt" for details of expenses related to the refinancing of HSAH debt incurred during the first quarter of 2013.
(2)	See Note 9 - "Business Acquisitions, Divestiture and Other Transaction" for details of the loss on sale of equity investment incurred during the third quarter of 2013.
(3)	See Note 12 - "Incomes Taxes" for details of the reduction of our valuation allowance related to certain deferred tax assets incurred during the third quarter of 2013.
(4)	See Note 10 - "Plans of Restructuring" for details of the restructuring costs incurred during the first quarter of 2012.

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

•  our ability to correctly identify customer needs and preferences and predict future needs and preferences;

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 19 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 28,	December 29,	December 31,
	2013	2012	2011
Interest	$19,893	$23,358	$30,847
Income taxes	146,593	196,765	173,318

There was approximately $0.1 million, $8.3 million and $16.7 million of debt assumed as a part of the acquisitions for the years ended December 28, 2013, December 29, 2012 and December 31, 2011, respectively.  Debt assumed during the years ended December 29, 2012 and December 31, 2011 primarily relates to the acquisitions of C&M Vetlink and Provet Holdings Limited, respectively.

For the years ended December 28, 2013, December 29, 2012 and December 31, 2011, we had $0.1 million, $3.5 million and $(0.7) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 28, 2013 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 28, 2013.

The effectiveness of our internal control over financial reporting as of December 28, 2013 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 28, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 28, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 28, 2013 and December 29, 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 28, 2013 and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 11, 2014

ITEM 9B.  Other Information.

None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors,” with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee,” with respect to corporate governance, in each case in our definitive 2014 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2013 Proxy Statement filed pursuant to Regulation 14A on April 2, 2013.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2014 Proxy Statement.

We have adopted a Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, Vice President of Corporate Finance and Controller.  We make available free of charge through our Internet website, www.henryschein.com, under the “About Henry Schein--Corporate Governance” caption, our Code of Ethics.  We intend to disclose on our Web site any amendment to, or waiver of, a provision of the Code of Ethics.

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the Sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2014 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  All active plans have been approved by our stockholders.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 28, 2013:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
Plan Category	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	1,323,465	$51.53	6,676,121
Plans Not Approved by Stockholders	-	-	-
Total	1,323,465	$51.53	6,676,121

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2014 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2014 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2014 Proxy Statement to be filed pursuant to Regulation 14A.

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
February 11, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 11, 2014
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 11, 2014
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 11, 2014
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 11, 2014
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 11, 2014
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 11, 2014
Barry J. Alperin

/s/ PAUL BRONS	Director	February 11, 2014
Paul Brons

/s/ DONALD J. KABAT	Director	February 11, 2014
Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 11, 2014
Philip A. Laskawy

/s/ KARYN MASHIMA	Director	February 11, 2014
Karyn Mashima

/s/ NORMAN S. MATTHEWS	Director	February 11, 2014
Norman S. Matthews

/s/ CAROL RAPHAEL	Director	February 11, 2014
Carol Raphael

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 11, 2014
Bradley T. Sheares, Ph. D.

/s/ LOUIS W. SULLIVAN, MD	Director	February 11, 2014
Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated February 11, 2014 relating to the consolidated financial statements of Henry Schein, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statement schedule based upon our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
February 11, 2014

Schedule II
Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 28, 2013:
Allowance for doubtful accounts,
sales returns and other	$75,240	$5,189	$6,195	$(8,326)	$78,298

Year ended December 29, 2012:
Allowance for doubtful accounts,
sales returns and other	$65,853	$4,407	$13,305	$(8,325)	$75,240

Year ended December 31, 2011:
Allowance for doubtful accounts,
sales returns and other	$56,267	$6,156	$9,665	$(6,235)	$65,853

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged to net sales primarily relate to increases in allowances for sales returns.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.

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

4.4
Second Amendment to Master Note Facility, dated as of August 27, 2012, by and among us, New York Life Investment Management LLC and each NY Life affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 30, 2012.)

4.5
Private Shelf Agreement, dated as of August 9, 2010, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

Exhibits

4.6
Amendment to the Private Shelf Agreement, dated as of August 27, 2012, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 30, 2012.)

10.1
Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.2
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.3
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.4
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.5
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.6
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of April 1, 2004 and January 1, 2005). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.7
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-K for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**

10.8
Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment Number One, effective as of May 25, 2004. (Incorporated by reference to Exhibit C to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

10.9
Amendment Number Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.10
Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010 filed on August 2, 2010.)**

10.11
2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

Exhibits

10.12
Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.13
Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.14
Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.15
Amendment Number Four to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 14, 2013.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.16
Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.17
Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.18
Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.19
Amendment to the Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)**

10.20	Amendment Number Two to the Henry Schein, Inc. Deferred Compensation Plan, effective as of January 1, 2011.+

10.21	Amendment Number Three to the Henry Schein, Inc. Deferred Compensation Plan, effective as of January 1, 2014.+

10.22
Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2013. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.23
Amended and Restated Employment Agreement dated as of December 31, 2011 between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.24
Restricted Stock Unit Agreement between us and Stanley M. Bergman pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2011.)**

Exhibits

10.25
Amended and Restated Letter Agreement effective as of December 11, 2008 between us and Stanley Komaroff. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.26
Form of Amended and Restated Change in Control Agreements dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Leonard David, Michael S. Ettinger, Stanley Komaroff, Robert Minowitz, Mark Mlotek, Steven Paladino and Michael Racioppi, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.27
Form of Amendment to Amended and Restated Change in Control Agreements effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Leonard David, Michael S. Ettinger, Stanley Komaroff, Robert Minowitz, Mark Mlotek, Steven Paladino and Michael Racioppi, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.28
Credit Agreement, dated as of September 12, 2012, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent, and U.S. Bank National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., UniCredit Bank AG and The Bank of New York Mellon, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2012.)

10.29
Omnibus Agreement, dated November 29, 2009, by and among us, National Logistics Services, LLC, Winslow Acquisition Company, Butler Animal Health Holding Company LLC, Butler Animal Health Supply, LLC, Oak Hill Capital Partners II, L.P., Oak Hill Capital Management Partners II, L.P., W.A. Butler Company, Burns Veterinary Supply, Inc. and certain other persons party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 30, 2009.)

10.30
Amendment No. 1 to the Omnibus Agreement, dated December 31, 2009, by and between us and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.31
Put Rights Agreement, dated December 31, 2009, by and among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

10.32
First Amendment dated December 1, 2010 to Put Rights Agreement among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

10.33
Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.34
Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)

Exhibits

10.35
Omnibus Amendment No. 1, dated July 22, 2013, to Receivables Purchase Agreement dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 6, 2013.)

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