Form 10-Q
period 2014-03-29
HENRY SCHEIN INC
filed 2014-05-06
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014
or
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

As of April 28, 2014, there were 85,364,454 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 29,	December 28,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$129,115	$188,616
Accounts receivable, net of reserves of $80,286 and $78,298	1,116,502	1,055,216
Inventories, net	1,246,873	1,250,403
Deferred income taxes	77,388	63,865
Prepaid expenses and other	307,028	276,565
Total current assets	2,876,906	2,834,665
Property and equipment, net	285,528	275,888
Goodwill	1,802,905	1,635,005
Other intangibles, net	587,202	417,133
Investments and other	327,569	461,945
Total assets	$5,880,110	$5,624,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$685,915	$824,495
Bank credit lines	144,042	29,508
Current maturities of long-term debt	105,984	5,441
Accrued expenses:
Payroll and related	182,007	216,629
Taxes	165,814	145,161
Other	329,499	329,429
Total current liabilities	1,613,261	1,550,663
Long-term debt	541,687	450,233
Deferred income taxes	287,151	198,674
Other liabilities	136,253	139,526
Total liabilities	2,578,352	2,339,096

Redeemable noncontrolling interests	482,701	497,539
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
85,563,353 outstanding on March 29, 2014 and
85,622,452 outstanding on December 28, 2013	856	856
Additional paid-in capital	297,057	318,225
Retained earnings	2,445,536	2,398,267
Accumulated other comprehensive income	72,862	67,849
Total Henry Schein, Inc. stockholders' equity	2,816,311	2,785,197
Noncontrolling interests	2,746	2,804
Total stockholders' equity	2,819,057	2,788,001
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,880,110	$5,624,636

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net sales	$2,430,159	$2,293,511
Cost of sales	1,733,446	1,646,520
Gross profit	696,713	646,991
Operating expenses:
Selling, general and administrative	539,445	493,362
Operating income	157,268	153,629
Other income (expense):
Interest income	3,455	3,205
Interest expense	(5,258)	(12,727)
Other, net	3,580	(370)
Income before taxes and equity in earnings of affiliates	159,045	143,737
Income taxes	(49,623)	(45,852)
Equity in earnings of affiliates	706	801
Net income	110,128	98,686
Less: Net income attributable to noncontrolling interests	(8,029)	(7,208)
Net income attributable to Henry Schein, Inc.	$102,099	$91,478

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.20	$1.06
Diluted	$1.18	$1.03

Weighted-average common shares outstanding:
Basic	84,808	86,654
Diluted	86,518	88,792

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Net income	$110,128	$98,686

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	7,792	(40,441)

Unrealized loss from foreign currency hedging activities	(948)	(159)

Unrealized investment gain (loss)	11	(9)

Pension adjustment gain	268	738

Other comprehensive income (loss), net of tax	7,123	(39,871)
Comprehensive income	117,251	58,815
Comprehensive income attributable to noncontrolling interests:
Net income	(8,029)	(7,208)
Foreign currency translation loss (gain)	(2,110)	1,478
Comprehensive income attributable to noncontrolling interests	(10,139)	(5,730)

Comprehensive income attributable to Henry Schein, Inc.	$107,112	$53,085

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 28, 2013	85,622,452	$856	$318,225	$2,398,267	$67,849	$2,804	$2,788,001
Net income (excluding $7,939 attributable to Redeemable
noncontrolling interests)	-	-	-	102,099	-	90	102,189
Foreign currency translation gain (loss) (excluding gain of
$2,129 attributable to Redeemable noncontrolling interests)	-	-	-	-	5,682	(19)	5,663
Unrealized loss from foreign currency hedging activities,
including tax benefit of $204	-	-	-	-	(948)	-	(948)
Unrealized investment gain, net of tax of $7	-	-	-	-	11	-	11
Pension adjustment gain, net of tax of $78	-	-	-	-	268	-	268
Dividends paid	-	-	-	-	-	(129)	(129)
Change in fair value of redeemable securities	-	-	(9,263)	-	-	-	(9,263)
Other adjustments	-	-	(31)	-	-	-	(31)
Repurchase and retirement of common stock	(647,315)	(6)	(20,470)	(54,830)	-	-	(75,306)
Stock issued upon exercise of stock options,
including tax benefit of $4,270	335,935	3	20,717	-	-	-	20,720
Stock-based compensation expense	425,012	4	8,959	-	-	-	8,963
Shares withheld for payroll taxes	(172,731)	(1)	(20,939)	-	-	-	(20,940)
Liability for cash settlement stock-based compensation awards	-	-	(141)	-	-	-	(141)

Balance, March 29, 2014	85,563,353	$856	$297,057	$2,445,536	$72,862	$2,746	$2,819,057

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 29,	March 30,
	2014	2013

Cash flows from operating activities:
Net income	$110,128	$98,686
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	36,136	32,393
Accelerated amortization of deferred financing costs	-	6,203
Stock-based compensation expense	8,963	5,310
Provision for losses on trade and other accounts receivable	1,323	840
Provision for deferred income taxes	15,744	6,371
Equity in earnings of affiliates	(706)	(801)
Distributions from equity affiliates	1,972	2,881
Other	1,973	3,291
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(29,602)	(25,392)
Inventories	41,559	54,011
Other current assets	(23,446)	14,003
Accounts payable and accrued expenses	(219,293)	(235,843)
Net cash used in operating activities	(55,249)	(38,047)

Cash flows from investing activities:
Purchases of fixed assets	(18,484)	(11,862)
Payments for equity investments and business
acquisitions, net of cash acquired	(144,679)	(32,359)
Other	(3,931)	(68)
Net cash used in investing activities	(167,094)	(44,289)

Cash flows from financing activities:
Proceeds from bank borrowings	114,768	22,827
Proceeds from issuance of debt	190,387	328,000
Debt issuance costs	-	(236)
Principal payments for long-term debt	(396)	(232,905)
Proceeds from issuance of stock upon exercise of stock options	16,450	11,799
Payments for repurchases of common stock	(75,306)	(73,449)
Excess tax benefits related to stock-based compensation	3,350	3,364
Distributions to noncontrolling shareholders	(3,763)	(2,792)
Acquisitions of noncontrolling interests in subsidiaries	(83,793)	(535)
Net cash provided by financing activities	161,697	56,073

Effect of exchange rate changes on cash and cash equivalents	1,145	(5,255)
Net change in cash and cash equivalents	(59,501)	(31,518)
Cash and cash equivalents, beginning of period	188,616	122,080
Cash and cash equivalents, end of period	$129,115	$90,562

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 28, 2013.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 29, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 27, 2014.

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

Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 26 countries worldwide.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended
		March 29,	March 30,
		2014	2013
Net Sales:
	Health care distribution (1):
	Dental	$1,296,928	$1,190,795
	Animal health	654,488	639,142
	Medical	397,414	388,862
	Total health care distribution	2,348,830	2,218,799
	Technology and value-added services (2)	81,329	74,712
	Total	$2,430,159	$2,293,511

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

		Three Months Ended
		March 29,	March 30,
		2014	2013
Operating Income:
	Health care distribution	$133,819	$134,460
	Technology and value-added services	23,449	19,169
	Total	$157,268	$153,629

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  There was $115.0 million outstanding under this revolving credit facility as of March 29, 2014.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 29, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of March 29, 2014, we had various other short-term bank credit lines available, of which $29.0 million was outstanding.  At March 29, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.34%.

Term Loan Note

On January 9, 2014, we entered into a $100 million term loan, of which $100.0 million was outstanding as of March 29, 2014.  The interest rate on this note is LIBOR plus 75 basis points.  The note matures on July 9, 2014.

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

The components of our private placement facility borrowings as of March 29, 2014 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at HSAH during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $250.0 million as of March 29, 2014.  At March 29, 2014, the interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

Other Loans Payable

Certain of our subsidiaries have various collateralized and uncollateralized long-term loans payable with interest, with borrowings of $39.6 million outstanding at March 29, 2014, in varying installments through 2018 at interest rates ranging from 2.4% to 5.41%.

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

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 29, 2014 and the year ended December 28, 2013 are presented in the following table:

	March 29,	December 28,
	2014	2013
Balance, beginning of period	$497,539	$435,175
Decrease in redeemable noncontrolling interests due to
redemptions	(83,793)	(9,028)
Increase in redeemable noncontrolling interests due to business
acquisitions	53,133	11,542
Net income attributable to redeemable noncontrolling interests	7,939	39,430
Dividends declared	(3,509)	(19,965)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	2,129	(654)
Change in fair value of redeemable securities	9,263	41,039
Balance, end of period	$482,701	$497,539

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	March 29,	December 28,
	2014	2013
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$626	$(1,503)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(19)	$-

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$87,970	$82,288
Unrealized gain from foreign currency hedging activities	334	1,282
Unrealized investment loss	(504)	(515)
Pension adjustment loss	(14,938)	(15,206)
Accumulated other comprehensive income	$72,862	$67,849

Total Accumulated other comprehensive income	$73,469	$66,346

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Net income	$110,128	$98,686

Foreign currency translation gain (loss)	7,792	(40,441)
Tax effect	-	-
Foreign currency translation gain (loss)	7,792	(40,441)

Unrealized loss from foreign currency hedging activities	(1,152)	(76)
Tax effect	204	(83)
Unrealized loss from foreign currency hedging activities	(948)	(159)

Unrealized investment gain (loss)	18	(15)
Tax effect	(7)	6
Unrealized investment gain (loss)	11	(9)

Pension adjustment gain	346	920
Tax effect	(78)	(182)
Pension adjustment gain	268	738
Comprehensive income	$117,251	$58,815

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Comprehensive income attributable to
Henry Schein, Inc.	$107,112	$53,085
Comprehensive income attributable to
noncontrolling interests	71	74
Comprehensive income attributable to
Redeemable noncontrolling interests	10,068	5,656
Comprehensive income	$117,251	$58,815

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

Debt

The fair value of our debt as of March 29, 2014 and December 28, 2013 was estimated at $791.7 million and $485.2 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 29, 2014 and December 28, 2013:

	March 29, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$397	$-	$397
Total assets	$-	$397	$-	$397

Liabilities:
Derivative contracts	$-	$1,034	$-	$1,034
Total liabilities	$-	$1,034	$-	$1,034

Redeemable noncontrolling interests	$-	$-	$482,701	$482,701

	December 28, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,235	$-	$1,235
Total assets	$-	$1,235	$-	$1,235

Liabilities:
Derivative contracts	$-	$1,142	$-	$1,142
Total liabilities	$-	$1,142	$-	$1,142

Redeemable noncontrolling interests	$-	$-	$497,539	$497,539

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On December 30, 2013, we completed the acquisition of approximately 60% of the equity interest in BioHorizons, Inc., a U.S. based manufacturer of advanced dental implants with annual revenues of approximately $115 million.  Prior to completion of the acquisition, we funded BioHorizons, Inc. $145 million, which was recorded as a long-term loan included in Investments and Other within our consolidated balance sheet at December 28, 2013.  This long-term loan was subsequently recorded as an intercompany loan upon completion of the acquisition and has been eliminated from our consolidated balance sheet as of March 29, 2014.

On January 6, 2014, we announced that we would acquire 100% ownership of five businesses in three European countries from Arseus NV.  The businesses combine for annual sales of approximately $97 million and include a dental practice management software company in France and distributors of dental products in France, the Netherlands and Belgium.  This transaction was completed on February 3, 2014.

On November 14, 2013, we announced that we entered into a definitive agreement to acquire an 80% ownership position in Medivet S.A., a privately held distributor of animal health products and services in Poland.  Medivet has annual sales of approximately $80 million.  We completed our 80% acquisition of Medivet on April 2, 2014.

We completed certain other acquisitions during the three months ended March 29, 2014.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the three months ended March 29, 2014 and March 30, 2013, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 8 – Plans of Restructuring

During the year ended December 29, 2012, we incurred restructuring costs of $15.2 million ($10.5 million after taxes) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions; facility closing costs, representing primarily lease terminations and property and equipment write-off costs; and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring – (Continued)

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 29, 2014 and during our 2013 fiscal year and the remaining accrued balance of restructuring costs as of March 29, 2014, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 29, 2012	$1,826	$1,231	$3,057
Provision	-	-	-
Payments and other adjustments	(1,599)	(747)	(2,346)
Balance, December 28, 2013	$227	$484	$711
Provision	-	-	-
Payments and other adjustments	-	(50)	(50)
Balance, March 29, 2014	$227	$434	$661

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 29, 2014 and the 2013 fiscal year and the remaining accrued balance of restructuring costs as of March 29, 2014:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 29, 2012	$3,043	$14	$3,057
Provision	-	-	-
Payments and other adjustments	(2,332)	(14)	(2,346)
Balance, December 28, 2013	$711	$-	$711
Provision	-	-	-
Payments and other adjustments	(50)	-	(50)
Balance, March 29, 2014	$661	$-	$661

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Basic	84,808	86,654
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,710	2,138
Diluted	86,518	88,792

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the three months ended March 29, 2014, our effective tax rate was 31.2% compared to 31.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of March 29, 2014 was approximately $55.0 million, of which $41.1 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $9.3 million and $0, respectively, for the three months ended March 29, 2014.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 2005 and forward for certain states and certain foreign jurisdictions.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $9.0 million ($6.2 million after-tax) and $5.3 million ($3.6 million after-tax) for the three months ended March 29, 2014 and March 30, 2013, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of March 29, 2014 was $118.9 million, which is expected to be recognized over a weighted-average period of approximately 2.7 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the three months ended March 29, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	1,323	$51.53
Granted	-	-
Exercised	(338)	49.09
Forfeited	-	-
Outstanding at end of period	985	$52.36	2.9	$64,447

Options exercisable at end of period	985	$52.36	2.9	$64,447

The following tables summarize the activity of our non-vested restricted stock/units for the three months ended March 29, 2014:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	926	$70.70
Granted	169	118.70
Vested	(213)	57.17
Forfeited	(10)	75.80
Outstanding at end of period	872	$83.23	$117.76

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,078	$59.85
Granted	307	112.67
Vested	(235)	70.04
Forfeited	(7)	80.74
Outstanding at end of period	1,143	$75.83	$117.76

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 29,	March 30,
	2014	2013
Interest	$5,803	$6,979
Income taxes	15,129	10,541

During the three months ended March 29, 2014 and March 30, 2013, we had $1.2 million and $0.1 million of non-cash net unrealized losses related to foreign currency hedging activities, respectively.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 800,000 customers worldwide, including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 82 years of experience distributing health care products.

We are headquartered in Melville, New York, employ nearly 17,000 people (of which more than 7,000 are based outside the United States) and have operations or affiliates in 26 countries, including the United States, Australia, Austria, Belgium, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.  The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law, often referred to as the “individual mandate,” which will require most individuals to have health insurance in 2014, or pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states in 2014 to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding.  The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  Almost half the states have not yet accepted the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.  Adding to this uncertainty, in responding to difficulties encountered in implementing Health Care Reform, the White House and federal agencies have instituted various temporary implementation delays, such as regarding the “employer mandate” that generally requires employers with 50 or more full time employees to provide certain health insurance to those employees or pay specified fines.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and first disclosure reports were due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  As required under the Physician Payment Sunshine Act, CMS will publish information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities, which according to CMS will be available to the public by September 30, 2014.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices. Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we have completed the initial Physician Payment Sunshine Act submission to CMS due March 31 2014, and believe we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule imposes additional costs on us.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of  “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

While we believe that we are substantially compliant with applicable fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, could adversely affect our business.

Operating Security and Licensure Standards

At the federal level, pursuant to the Federal Food, Drug, and Cosmetic Act, or FDC Act, the United States Food and Drug Administration, or FDA, now requires certain wholesalers to provide a drug pedigree for each wholesale distribution of prescription drugs, which includes an identifying statement that records the chain of ownership of a prescription drug.  Under these requirements, the FDA, in exercise of its enforcement discretion, requires these wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.

An important new federal measure, the Drug Quality and Security Act of 2013, which was signed into law by President Obama on November 27, 2013, brings about significant changes with respect to the tracking and tracing of prescription drugs.  Title II of this measure, known as the Drug Supply Chain Security Act, will be phased in by the FDA over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law provides specific track and trace requirements for manufacturers, wholesalers, repackagers, and dispensers (e.g., pharmacies) of prescription drugs, and requires manufacturers and wholesale distributers, by January 1, 2015, to have in place a system by which they can identify a product in their possession or control that is a “suspect product,” and to meet product tracing requirements.

The Drug Supply Chain Security Act also sets requirements for the licensing and operation of prescription drug wholesalers and third party logistics (“3PL”) providers, and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The Drug Supply Chain Security Act requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.    Wholesalers and 3PLs would also be required to submit annual reports to the FDA beginning on January 1, 2015, which would include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  While the Drug Supply Chain Security Act pre-empts state requirements in this area, the extent to which it will affect current state licensing requirements is unclear.  The FDA is expected to issue additional guidance and regulations to implement and clarify these requirements.

Significantly, under the Drug Supply Chain Security Act, beginning on its enactment date, the Act pre-empted similar state laws, thus apparently rendering unenforceable, in whole or in part, state drug pedigree laws.  Over the past few years there have been increasing efforts by various levels of government, including state departments of health, state boards of pharmacy and comparable agencies, to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or mislabelled pharmaceuticals into the distribution system and a number of states have implemented pedigree requirements, including drug tracking requirements.  For example, Florida has certain prescription drug pedigree requirements in place, and California requirements were scheduled to take effect beginning 2015.  California’s State Board of Pharmacy has issued a notice acknowledging that California’s e-pedigree requirements are pre-empted by the Drug Supply Chain Security Act, and thus inoperative, and other states may also be issuing guidance over the coming months.  The current FDA pedigree requirements that predate the Drug Supply Chain Security Act, described above, apparently remain in effect as the pedigree provisions of the Drug Quality and Security Act begin to take effect in January 2015.  We are in the process of analyzing the impact of the Drug Supply Chain Security Act to our business.

Other significant FDA requirements with respect to the integrity of the supply chain concern the use of standardized numerical identifiers.  These include an FDA Final Guidance issued in 2010 regarding standardized numerical identification for prescription drug packages, and a final FDA rule issued in 2013 for a unique medical device identification system to be phased in over seven years that will require most medical devices distributed in the United States to carry a unique device identifier.  The FDA will be re-examining previously issued FDA guidance regarding standardized numerical identifiers in light of the new requirements of the Drug Quality and Security Act.

The federal Controlled Substances Act, or CSA, also regulates wholesale distribution of controlled substances and certain chemicals.  Companies involved in the receipt, storage and distribution of controlled substances and certain chemicals are subject to registration, recordkeeping, security and reporting requirements.  The Combat Methamphetamine Enhancement Act of 2010, which became effective in April 2011, requires retail sellers of products containing certain chemicals, such as pseudoephedrine, to self-certify to the Drug Enforcement Administration, or DEA, that they understand and agree to comply with the laws and regulations regarding such sales. The law also prohibits distributors from selling these products to retailers who are not registered with the DEA or who have not self-certified compliance with the laws and regulations.  Various states also impose restrictions on the sale of certain products containing pseudoephedrine and other chemicals.  The Secure and Responsible Drug Disposal Act of 2010, signed by President Obama in October 2010, is intended to allow patients to deliver unused controlled substances to designated entities to more easily and safely dispose of controlled substances while reducing the chance of diversion.  The law authorizes the DEA to promulgate regulations to allow, but not require, designated entities to receive unused controlled substances.

On February 27, 2014, the DEA issued a Notice of Proposed Rulemaking to reschedule all hydrocodone combination products, or HCPs, from schedule III to schedule II.  Rescheduling HCPs from schedule III to schedule II will impose more stringent regulatory requirements upon manufacturers, distributors, dispensers such as pharmacies and physicians, importers and exporters.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has developed policies on regulating clinical decision support tools and other types of software as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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

In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  Also, Medicare-eligible providers that fail to adopt certified EHR systems and meet “meaningful use” requirements for those systems prior to the 2015 calendar year are to be subject to cumulative Medicare reimbursement reductions beginning in 2015.  Qualification for the incentive payments requires the use of EHRs that are certified as having certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“stage one”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with more demanding “stage two” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists).  Although CMS has indicated it will not delay “stage two” compliance deadlines, it has signaled that it will seek to be flexible regarding providing “hardship” exemptions, which would permit providers to avoid reimbursement reductions in 2015 where circumstances have posed a significant barrier to compliance.  Along these lines, CMS recently expanded the hardship exemption for the 2014 reporting year to cover instances where the provider’s noncompliance was caused by its EHR vendor’s failure to provide EHR technology certified for stage two compliance.  CMS has also indicated that it will delay rulemaking on more rigorous “stage three” criteria until 2014, and has stated that it will delay implementation of stage three measures until 2017.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM.  They were originally to be implemented on October 1, 2013.  CMS delayed the implementation date until October 1, 2014, but as part of the recently enacted Protecting Access to Medicare Act of 2014, Congress has prohibited the Secretary of Health and Human Services from implementing ICD-10-CM any earlier than October 1, 2015.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe that we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for the three months ended March 29, 2014 and March 30, 2013 (in thousands):

	Three Months Ended
	March 29,	March 30,
	2014	2013
Operating results:
Net sales	$2,430,159	$2,293,511
Cost of sales	1,733,446	1,646,520
Gross profit	696,713	646,991
Operating expenses:
Selling, general and administrative	539,445	493,362
Operating income	$157,268	$153,629

Other income (expense), net	$1,777	$(9,892)
Net income	110,128	98,686
Net income attributable to Henry Schein, Inc.	102,099	91,478

Cash flows:
Net cash used in operating activities	$(55,249)	$(38,047)
Net cash used in investing activities	(167,094)	(44,289)
Net cash provided by financing activities	161,697	56,073

Three Months Ended March 29, 2014 Compared to Three Months Ended March 30, 2013

Net Sales

Net sales for the three months ended March 29, 2014 and March 30, 2013 were as follows (in thousands):

		March 29,	% of	March 30,	% of	Increase
		2014	Total	2013	Total	$	%
Health care distribution (1):
	Dental	$1,296,928	53.4%	$1,190,795	51.9%	$106,133	8.9%
	Animal health	654,488	26.9	639,142	27.9	15,346	2.4
	Medical	397,414	16.4	388,862	16.9	8,552	2.2
	Total health care distribution	2,348,830	96.7	2,218,799	96.7	130,031	5.9
Technology and value-added services (2)		81,329	3.3	74,712	3.3	6,617	8.9
	Total	$2,430,159	100.0%	$2,293,511	100.0%	$136,648	6.0

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

The $136.6 million, or 6.0%, increase in net sales for the three months ended March 29, 2014 includes an increase of 5.6% in local currency growth (2.9% increase in internally generated revenue and 2.7% growth from acquisitions) as well as an increase of 0.4% related to foreign currency exchange.  We believe that for the three months ended March 29, 2014, United States net sales for dental, animal health and medical were negatively impacted by severe winter weather in the United States.

The $106.1 million, or 8.9%, increase in dental net sales for the three months ended March 29, 2014 includes an increase of 8.6% in local currency growth (3.5% increase in internally generated revenue and 5.1% growth from acquisitions) as well as an increase of 0.3% related to foreign currency exchange.  The 8.6% increase in local currency sales was due to dental consumable merchandise sales growth of 7.6% (1.9% increase in internally generated revenue and 5.7% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 12.4% (9.4% increase in internally generated revenue and 3.0% growth from acquisitions).

The $15.3 million, or 2.4%, increase in animal health net sales for the three months ended March 29, 2014 includes an increase of 2.0% in local currency growth due to an increase in internally generated revenue as well as an increase of 0.4% related to foreign currency exchange.

The $8.6 million, or 2.2%, increase in medical net sales for the three months ended March 29, 2014 includes an increase of 2.0% in local currency growth due to an increase in internally generated revenue as well as an increase of 0.2% related to foreign currency exchange.

The $6.6 million, or 8.9%, increase in technology and value-added services net sales for the three months ended March 29, 2014 includes an increase of 8.6% in local currency growth (6.2% increase in internally generated revenue and 2.4% growth from acquisitions) as well as an increase of 0.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 29, 2014 and March 30, 2013 were as follows (in thousands):

	March 29,	Gross	March 30,	Gross	Increase
	2014	Margin %	2013	Margin %	$	%
Health care distribution	$641,817	27.3%	$599,191	27.0%	$42,626	7.1%
Technology and value-added services	54,896	67.5	47,800	64.0	7,096	14.8
Total	$696,713	28.7	$646,991	28.2	$49,722	7.7

For the three months ended March 29, 2014, gross profit increased $49.7 million, or 7.7%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $42.6 million, or 7.1%, for the three months ended March 29, 2014 compared to the prior year period.  Health care distribution gross profit margin increased to 27.3% for the three months ended March 29, 2014 from 27.0% for the comparable prior year period.  The increase in our health care distribution gross profit margin is primarily due to the relatively greater growth in sales within our dental business versus the growth in sales of our animal health and medical businesses, whose sales typically include a greater percentage of lower-margin pharmaceutical products than our dental operating unit.

Technology and value-added services gross profit increased $7.1 million, or 14.8%, for the three months ended March 29, 2014 compared to the prior year period.  Technology gross profit margin increased to 67.5% for the three months ended March 29, 2014 from 64.0% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 29, 2014 and March 30, 2013 were as follows (in thousands):

		% of		% of
	March 29,	Respective	March 30,	Respective	Increase
	2014	Net Sales	2013	Net Sales	$	%
Health care distribution	$507,998	21.6%	$464,731	20.9%	$43,267	9.3%
Technology and value-added services	31,447	38.7	28,631	38.3	2,816	9.8
Total	$539,445	22.2	$493,362	21.5	$46,083	9.3

Selling, general and administrative expenses increased $46.1 million, or 9.3%, to $539.4 million for the three months ended March 29, 2014 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses increased to 22.2% from 21.5% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $24.4 million, or 7.6%, to $344.7 million for the three months ended March 29, 2014 from the comparable prior year period.  As a percentage of net sales, selling expenses increased to 14.2% from 14.0% for comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $21.7 million, or 12.5%, to $194.7 million for the three months ended March 29, 2014 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.0% from 7.5% for the comparable prior year period.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 29, 2014 and March 30, 2013 were as follows (in thousands):

	March 29,	March 30,	Variance
	2014	2013	$	%
Interest income	$3,455	$3,205	$250	7.8%
Interest expense	(5,258)	(12,727)	7,469	58.7
Other, net	3,580	(370)	3,950	1,067.6
Other income (expense), net	$1,777	$(9,892)	$11,669	118.0

Other income, net of $1.8 million for the three months ended March 29, 2014 changed by $11.7 million compared to other expense, net of $9.9 million for the three months ended March 30, 2013.  Interest income increased $0.3 million primarily due to higher late fee income.  Interest expense decreased $7.5 million primarily due to the $6.2 million accelerated amortization of deferred financing costs resulting from the early repayment of our Henry Schein Animal Health debt during February 2013.  Other, net increased by $4.0 million primarily due to a contractual payment from an animal health supplier in Europe related to a change to a non-exclusive sales model.

Income Taxes

For the three months ended March 29, 2014, our effective tax rate was 31.2% compared to 31.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to state and foreign income taxes and interest expense.

Net Income

Net income increased $11.4 million, or 11.6%, for the three months ended March 29, 2014, compared to the prior year period due to the factors noted above.

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

Net cash flow used in operating activities was $55.2 million for the three months ended March 29, 2014, compared to $38.0 million for the comparable prior year period.  The net change of $17.2 million was primarily attributable to changes in net working capital, partially offset by net income improvements.

Net cash used in investing activities was $167.1 million for the three months ended March 29, 2014, compared to $44.3 million for the comparable prior year period.  The net change of $122.8 million was primarily due to increases in payments for equity investments and business acquisitions.

Net cash provided by financing activities was $161.7 million for the three months ended March 29, 2014, compared to $56.1 million for the comparable prior year period.  The net change of $105.6 million was primarily due to increased net proceeds from debt, partially offset by an increase in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 29,	December 28,
	2014	2013
Cash and cash equivalents	$129,115	$188,616
Working capital	1,263,645	1,284,002

Debt:
Bank credit lines	$144,042	$29,508
Current maturities of long-term debt	105,984	5,441
Long-term debt	541,687	450,233
Total debt	$791,713	$485,182

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.8 days as of March 29, 2014 from 40.6 days as of March 30, 2013.  During the three months ended March 29, 2014, we wrote off approximately $2.1 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations remained constant at 5.6 as of March 29, 2014 compared to the comparable prior year period.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  There was $115.0 million outstanding under this revolving credit facility as of March 29, 2014.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 29, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of March 29, 2014, we had various other short-term bank credit lines available, of which $29.0 million was outstanding.  At March 29, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.34%.

Term Loan Note

On January 9, 2014, we entered into a $100 million term loan, of which $100.0 million was outstanding as of March 29, 2014.  The interest rate on this note is LIBOR plus 75 basis points.  The note matures on July 9, 2014.

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

The components of our private placement facility borrowings as of March 29, 2014 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at HSAH during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $250.0 million as of March 29, 2014.  At March 29, 2014, the interest rate on borrowings under this facility is based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Other Loans Payable

Certain of our subsidiaries have various collateralized and uncollateralized long-term loans payable with interest, with borrowings of $39.6 million outstanding at March 29, 2014, in varying installments through 2018 at interest rates ranging from 2.4% to 5.41%.

Henry Schein Animal Health

During the first quarter of 2013, we repaid the then outstanding debt related to the HSAH transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.

Stock Repurchases

From June 21, 2004 through March 29, 2014, we repurchased $1.2 billion, or 17,476,320 shares, under our common stock repurchase programs, with $224.6 million available for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 29, 2014 and the year ended December 28, 2013 are presented in the following table:

	March 29,	December 28,
	2014	2013
Balance, beginning of period	$497,539	$435,175
Decrease in redeemable noncontrolling interests due to
redemptions	(83,793)	(9,028)
Increase in redeemable noncontrolling interests due to
business acquisitions	53,133	11,542
Net income attributable to redeemable noncontrolling interests	7,939	39,430
Dividends declared	(3,509)	(19,965)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	2,129	(654)
Change in fair value of redeemable securities	9,263	41,039
Balance, end of period	$482,701	$497,539

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 29, 2014 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 29, 2014, we had accrued our best estimate of potential losses relating to claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 28, 2013.

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

As of March 29, 2014, we had repurchased $1.2 billion of common stock (17,476,320 shares) under these initiatives, with $224.6 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 29, 2014:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
12/29/13 through 02/01/14	255,000	$115.22	255,000	2,354,273
02/02/14 through 03/01/14	182,315	115.11	182,315	2,095,906
03/02/14 through 03/29/14	210,000	118.75	210,000	1,906,914
	647,315		647,315

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month end fiscal period based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).+**
10.2	Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).+**
10.3	Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).+**
10.4
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).+**

10.5
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of May 25, 2004, January 1, 2005, May 10, 2010 and February 27, 2014).+**

10.6	Amendment Number Four to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of February 27, 2014.+**
10.7	Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2014.+**
10.8
Omnibus Amendment No. 2, dated April 21, 2014, to Receivables Purchase Agreement dated as of April 17, 2013, as amended, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.+

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

Dated: May 6, 2014