Form 10-Q
period 2014-06-28
HENRY SCHEIN INC
filed 2014-08-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014
or
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

As of July 28, 2014, there were 84,832,600 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 28,	December 28,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$89,698	$188,616
Accounts receivable, net of reserves of $81,932 and $78,298	1,188,143	1,055,216
Inventories, net	1,257,235	1,250,403
Deferred income taxes	66,431	63,865
Prepaid expenses and other	310,496	276,565
Total current assets	2,912,003	2,834,665
Property and equipment, net	292,972	275,888
Goodwill	1,832,377	1,635,005
Other intangibles, net	594,358	417,133
Investments and other	360,044	461,945
Total assets	$5,991,754	$5,624,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$755,999	$824,495
Bank credit lines	83,671	29,508
Current maturities of long-term debt	6,302	5,441
Accrued expenses:
Payroll and related	208,886	216,629
Taxes	158,363	145,161
Other	330,680	329,429
Total current liabilities	1,543,901	1,550,663
Long-term debt	665,909	450,233
Deferred income taxes	278,456	198,674
Other liabilities	152,029	139,526
Total liabilities	2,640,295	2,339,096

Redeemable noncontrolling interests	497,927	497,539
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
85,022,123 outstanding on June 28, 2014 and
85,622,452 outstanding on December 28, 2013	850	856
Additional paid-in capital	265,469	318,225
Retained earnings	2,505,721	2,398,267
Accumulated other comprehensive income	78,703	67,849
Total Henry Schein, Inc. stockholders' equity	2,850,743	2,785,197
Noncontrolling interests	2,789	2,804
Total stockholders' equity	2,853,532	2,788,001
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,991,754	$5,624,636

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net sales	$2,615,406	$2,391,810	$5,045,565	$4,685,321
Cost of sales	1,886,934	1,721,954	3,620,380	3,368,474
Gross profit	728,472	669,856	1,425,185	1,316,847
Operating expenses:
Selling, general and administrative	547,628	493,791	1,087,073	987,153
Operating income	180,844	176,065	338,112	329,694
Other income (expense):
Interest income	3,416	3,303	6,871	6,508
Interest expense	(5,670)	(4,890)	(10,928)	(17,617)
Other, net	1,032	(34)	4,612	(404)
Income before taxes and equity in earnings
of affiliates	179,622	174,444	338,667	318,181
Income taxes	(55,322)	(54,775)	(104,945)	(100,627)
Equity in earnings of affiliates	2,817	1,766	3,523	2,567
Net income	127,117	121,435	237,245	220,121
Less: Net income attributable to noncontrolling interests	(10,881)	(13,005)	(18,910)	(20,213)
Net income attributable to Henry Schein, Inc.	$116,236	$108,430	$218,335	$199,908

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.37	$1.26	$2.58	$2.31
Diluted	$1.35	$1.23	$2.53	$2.27

Weighted-average common shares outstanding:
Basic	84,620	86,370	84,716	86,483
Diluted	85,980	87,968	86,189	88,205

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013

Net income	$127,117	$121,435	$237,245	$220,121

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	6,828	(15,261)	14,620	(55,702)

Unrealized gain (loss) from foreign currency hedging
activities	(772)	793	(1,720)	634

Unrealized investment gain (loss)	27	(74)	38	(83)

Pension adjustment gain	249	269	517	1,007

Other comprehensive income (loss), net of tax	6,332	(14,273)	13,455	(54,144)
Comprehensive income	133,449	107,162	250,700	165,977
Comprehensive income attributable to noncontrolling
interests:
Net income	(10,881)	(13,005)	(18,910)	(20,213)
Foreign currency translation loss (gain)	(491)	1,076	(2,601)	2,554
Comprehensive income attributable to noncontrolling
interests	(11,372)	(11,929)	(21,511)	(17,659)

Comprehensive income attributable to Henry Schein, Inc.	$122,077	$95,233	$229,189	$148,318

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income	Interests	Equity
Balance, December 28, 2013	85,622,452	$856	$318,225	$2,398,267	$67,849	$2,804	$2,788,001
Net income (excluding $18,638 attributable to Redeemable
noncontrolling interests)	-	-	-	218,335	-	272	218,607
Foreign currency translation gain (loss) (excluding gain of
$2,614 attributable to Redeemable noncontrolling interests)	-	-	-	-	12,019	(13)	12,006
Unrealized loss from foreign currency hedging activities,
including tax benefit of $301	-	-	-	-	(1,720)	-	(1,720)
Unrealized investment gain, net of tax of $24	-	-	-	-	38	-	38
Pension adjustment gain, net of tax of $64	-	-	-	-	517	-	517
Dividends paid	-	-	-	-	-	(274)	(274)
Change in fair value of redeemable securities	-	-	(37,124)	-	-	-	(37,124)
Other adjustments	-	-	(285)	-	-	-	(285)
Repurchase and retirement of common stock	(1,301,267)	(13)	(40,549)	(110,881)	-	-	(151,443)
Stock issued upon exercise of stock options,
including tax benefit of $7,044	438,172	4	28,317	-	-	-	28,321
Stock-based compensation expense	447,901	4	19,501	-	-	-	19,505
Shares withheld for payroll taxes	(185,135)	(1)	(22,372)	-	-	-	(22,373)
Liability for cash settlement stock-based compensation awards	-	-	(244)	-	-	-	(244)

Balance, June 28, 2014	85,022,123	$850	$265,469	$2,505,721	$78,703	$2,789	$2,853,532

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 28,	June 29,
	2014	2013

Cash flows from operating activities:
Net income	$237,245	$220,121
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	73,489	64,236
Accelerated amortization of deferred financing costs	-	6,203
Stock-based compensation expense	19,505	16,732
Provision for losses on trade and other accounts receivable	2,415	2,154
Provision for deferred income taxes	6,009	15,550
Equity in earnings of affiliates	(3,523)	(2,567)
Distributions from equity affiliates	5,340	6,450
Other	15,453	5,367
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(86,199)	(45,155)
Inventories	48,550	82,037
Other current assets	(23,251)	(12,924)
Accounts payable and accrued expenses	(151,050)	(121,453)
Net cash provided by operating activities	143,983	236,751

Cash flows from investing activities:
Purchases of fixed assets	(37,976)	(21,934)
Payments for equity investments and business
acquisitions, net of cash acquired	(222,857)	(33,708)
Other	(6,497)	(5,071)
Net cash used in investing activities	(267,330)	(60,713)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	53,239	(11,640)
Proceeds from issuance of debt	314,787	483,781
Debt issuance costs	-	(1,319)
Principal payments for long-term debt	(100,866)	(538,000)
Proceeds from issuance of stock upon exercise of stock options	21,277	19,452
Payments for repurchases of common stock	(151,443)	(151,511)
Excess tax benefits related to stock-based compensation	4,579	5,328
Distributions to noncontrolling shareholders	(17,689)	(13,008)
Acquisitions of noncontrolling interests in subsidiaries	(102,552)	(5,754)
Net cash provided by (used in) financing activities	21,332	(212,671)

Effect of exchange rate changes on cash and cash equivalents	3,097	(6,608)
Net change in cash and cash equivalents	(98,918)	(43,241)
Cash and cash equivalents, beginning of period	188,616	122,080
Cash and cash equivalents, end of period	$89,698	$78,839

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 28, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 27, 2014.

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

Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 27 countries worldwide.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		June 28,	June 29,	June 28,	June 29,
		2014	2013	2014	2013
Net Sales:
	Health care distribution (1):
	Dental	$1,368,481	$1,259,581	$2,665,409	$2,450,376
	Animal health	754,549	666,297	1,409,037	1,305,439
	Medical	403,257	387,887	800,671	776,749
	Total health care distribution	2,526,287	2,313,765	4,875,117	4,532,564
	Technology and value-added services (2)	89,119	78,045	170,448	152,757
	Total	$2,615,406	$2,391,810	$5,045,565	$4,685,321

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

		Three Months Ended		Six Months Ended
		June 28,	June 29,	June 28,	June 29,
		2014	2013	2014	2013
Operating Income:
	Health care distribution	$153,578	$154,682	$287,397	$289,142
	Technology and value-added services	27,266	21,383	50,715	40,552
	Total	$180,844	$176,065	$338,112	$329,694

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was $60.0 million outstanding under this revolving credit facility as of June 28, 2014.  As of June 28, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of June 28, 2014, we had various other short-term bank credit lines available, of which $23.7 million was outstanding.  At June 28, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.50%.  In July 2014, we extended credit lines with various financial institutions for an additional year.

Term Loan Note

On January 9, 2014, we entered into a $100 million term loan, of which none was outstanding as of June 28, 2014.  The interest rate on this note is LIBOR plus 75 basis points.  The note matured on July 9, 2014.

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

The components of our private placement facility borrowings as of June 28, 2014 are presented in the following table:

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
	$350,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health (“HSAH”) during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $274.4 million as of June 28, 2014.  At June 28, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 19 basis points plus 75 basis points, for a combined rate of 0.94%.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

Other Loans Payable

Certain of our subsidiaries have various collateralized and uncollateralized long-term loans payable with interest, with borrowings of $39.6 million outstanding at June 28, 2014, in varying installments through 2018 at interest rates ranging from 2.15% to 5.41%.

Henry Schein Animal Health

During the first quarter of 2013, we repaid the then outstanding debt related to the HSAH (formerly Butler Schein Animal Health) transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 28, 2014 and the year ended December 28, 2013 are presented in the following table:

	June 28,	December 28,
	2014	2013
Balance, beginning of period	$497,539	$435,175
Decrease in redeemable noncontrolling interests due to
redemptions	(102,552)	(9,028)
Increase in redeemable noncontrolling interests due to business
acquisitions	61,840	11,542
Net income attributable to redeemable noncontrolling interests	18,638	39,430
Dividends declared	(17,276)	(19,965)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	2,614	(654)
Change in fair value of redeemable securities	37,124	41,039
Balance, end of period	$497,927	$497,539

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	June 28,	December 28,
	2014	2013
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$1,111	$(1,503)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(13)	$-

Attributable to Henry Schein, Inc.:
Foreign currency translation gain	$94,307	$82,288
Unrealized gain (loss) from foreign currency hedging activities	(438)	1,282
Unrealized investment loss	(477)	(515)
Pension adjustment loss	(14,689)	(15,206)
Accumulated other comprehensive income	$78,703	$67,849

Total Accumulated other comprehensive income	$79,801	$66,346

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Net income	$127,117	$121,435	$237,245	$220,121

Foreign currency translation gain (loss)	6,828	(15,261)	14,620	(55,702)
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	6,828	(15,261)	14,620	(55,702)

Unrealized gain (loss) from foreign currency hedging
activities	(869)	932	(2,021)	856
Tax effect	97	(139)	301	(222)
Unrealized gain (loss) from foreign currency hedging
activities	(772)	793	(1,720)	634

Unrealized investment gain (loss)	44	(123)	62	(138)
Tax effect	(17)	49	(24)	55
Unrealized investment gain (loss)	27	(74)	38	(83)

Pension adjustment gain	235	343	581	1,263
Tax effect	14	(74)	(64)	(256)
Pension adjustment gain	249	269	517	1,007
Comprehensive income	$133,449	$107,162	$250,700	$165,977

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Comprehensive income attributable to
Henry Schein, Inc.	$122,077	$95,233	$229,189	$148,318
Comprehensive income attributable to
noncontrolling interests	188	115	259	189
Comprehensive income attributable to
Redeemable noncontrolling interests	11,184	11,814	21,252	17,470
Comprehensive income	$133,449	$107,162	$250,700	$165,977

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

Debt

The fair value of our debt as of June 28, 2014 and December 28, 2013 was estimated at $755.9 million and $485.2 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 28, 2014 and December 28, 2013:

	June 28, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$242	$-	$242
Total assets	$-	$242	$-	$242

Liabilities:
Derivative contracts	$-	$2,048	$-	$2,048
Total liabilities	$-	$2,048	$-	$2,048

Redeemable noncontrolling interests	$-	$-	$497,927	$497,927

	December 28, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,235	$-	$1,235
Total assets	$-	$1,235	$-	$1,235

Liabilities:
Derivative contracts	$-	$1,142	$-	$1,142
Total liabilities	$-	$1,142	$-	$1,142

Redeemable noncontrolling interests	$-	$-	$497,539	$497,539

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On April 2, 2014, we completed our previously announced acquisition of an 80% ownership position in Medivet S.A., a privately held distributor of animal health products and services in Poland.  Medivet has annual sales of approximately $80 million.

On May 22, 2014, we announced that our U.S. Animal Health business, Butler Animal Health Supply LLC (“BAHS”), together with our wholly-owned subsidiary, W.A. Butler Company (“WAB”), entered into a definitive agreement to acquire a 60% ownership position in SmartPak Equine, LLC (“SmartPak”), a privately held provider of equine supplements and horse supplies in the United States.  SmartPak had sales of approximately $105 million in 2013.  BAHS and WAB completed this transaction on June 30, 2014.

We completed certain other acquisitions during the six months ended June 28, 2014.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the six months ended June 28, 2014 and June 29, 2013, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 8 – Plan of Restructuring

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

The costs associated with this restructuring have been included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 28, 2014 and during our 2013 fiscal year and the remaining accrued balance of restructuring costs as of June 28, 2014, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 29, 2012	$1,826	$1,231	$3,057
Provision	-	-	-
Payments and other adjustments	(1,599)	(747)	(2,346)
Balance, December 28, 2013	$227	$484	$711
Provision	-	-	-
Payments and other adjustments	(75)	(88)	(163)
Balance, June 28, 2014	$152	$396	$548

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plan of Restructuring – (Continued)

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 28, 2014 and the 2013 fiscal year and the remaining accrued balance of restructuring costs as of June 28, 2014:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 29, 2012	$3,043	$14	$3,057
Provision	-	-	-
Payments and other adjustments	(2,332)	(14)	(2,346)
Balance, December 28, 2013	$711	$-	$711
Provision	-	-	-
Payments and other adjustments	(163)	-	(163)
Balance, June 28, 2014	$548	$-	$548

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Basic	84,620	86,370	84,716	86,483
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,360	1,598	1,473	1,722
Diluted	85,980	87,968	86,189	88,205

Note 10 – Income Taxes

For the six months ended June 28, 2014, our effective tax rate was 31.0% compared to 31.6% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of June 28, 2014 was approximately $61.5 million, of which $47.2 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $10.9 million and $0, respectively, for the six months ended June 28, 2014.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, as well as the years 2005 and forward for certain states and certain foreign jurisdictions.

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

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $10.5 million ($7.3 million after-tax) and $19.5 million ($13.5 million after-tax) for the three and six months ended June 28, 2014, respectively, and $11.4 million ($7.8 million after-tax) and $16.7 million ($11.4 million after-tax) for the three and six months ended June 29, 2013, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock (including restricted stock units).  Since March 2009, equity-based awards have been granted solely in the form of restricted stock and restricted stock units, with the exception of providing stock options to employees for certain pre-existing contractual obligations.

Grants of restricted stock are common stock awards granted to recipients with specified vesting provisions.  Prior to 2014, we issued restricted stock that vests solely based on the recipient’s continued service over time (primarily four-year cliff) and restricted stock that vests based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).  Since February 2014, we issue restricted stock that vests solely based on the recipient’s continued service over time (primarily four-year cliff vesting under our 2013 Stock Incentive Plan and primarily 13-month cliff vesting under our 1996 Non-Employee Director Stock Incentive Plan) and restricted stock that vests based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).

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

Total unrecognized compensation cost related to non-vested awards as of June 28, 2014 was $102.0 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The following table summarizes stock option activity under the Plans during the six months ended June 28, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	1,323	$51.53
Granted	-	-
Exercised	(440)	48.66
Forfeited	-	-
Outstanding at end of period	883	$52.96	2.7	$58,205

Options exercisable at end of period	883	$52.96	2.7	$58,205

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following tables summarize the activity of our non-vested restricted stock/units for the six months ended June 28, 2014:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	926	$70.70
Granted	172	118.69
Vested	(229)	57.66
Forfeited	(19)	79.26
Outstanding at end of period	850	$83.71	$118.86

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,078	$59.85
Granted	265	110.97
Vested	(259)	70.03
Forfeited	(14)	84.25
Outstanding at end of period	1,070	$75.06	$118.86

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 28,	June 29,
	2014	2013
Interest	$9,712	$11,200
Income taxes	95,105	65,246

During the six months ended June 28, 2014 and June 29, 2013, we had a $2.0 million non-cash net unrealized loss and a $0.9 million of non-cash net unrealized gain related to foreign currency hedging activities, respectively.

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

We are headquartered in Melville, New York, employ more than 17,000 people (of which nearly 8,000 are based outside the United States) and have operations or affiliates in 27 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Luxembourg, Mauritius, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services.  Also, many of these laws and regulations are subject to change and may impact our financial performance.  In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust and other laws and regulations.

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

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices. Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws.  While we have completed the initial Physician Payment Sunshine Act submission to CMS due March 31, 2014, and believe we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule imposes additional costs on us.

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

Operating Security and Licensure Standards

At the federal level, pursuant to the Federal Food, Drug, and Cosmetic Act, or FDC Act, the United States Food and Drug Administration, or FDA, generally requires wholesalers to provide a drug pedigree for each wholesale distribution of a prescription drug, which is the record that tracks the chain of ownership of a prescription drug as it is distributed through the United States pharmaceutical supply chain.  Over the last several years, many states have implemented or proposed their own prescription drug pedigree laws and regulations which were intended to protect the integrity of the pharmaceutical supply chain.  This created a patchwork of state licensing and drug pedigree (i.e., track and trace) requirements.

Important recent federal legislation, the Drug Quality and Security Act of 2013, which was signed into law by President Obama on November 27, 2013, brings about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act, or DSCSA, will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law begins to take effect in January 2015, and provides specific track and trace requirements for manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs.  Also by January 2015, the DSCSA requires manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product and handle it accordingly.  In addition, the FDA is required to issue guidance and hold public meetings regarding the implementation of the DSCSA’s track and trace requirements over the course of the next few years.  The FDA has begun this process by holding a public workshop in May 2014 and issuing guidance regarding suspect products in June 2014.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  Wholesalers and 3PLs will also be required to submit annual reports to the FDA beginning on January 1, 2015, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  While the DSCSA pre-empts state requirements in this area, the extent to which it will affect current state licensing requirements is unclear.  The FDA is expected to issue additional guidance and regulations to implement and clarify these requirements.

Until the DSCSA begins to take effect in January 2015, current federal law in this area continues to be effective and pre-empts state law.  The FDC Act currently requires certain wholesalers to provide a drug pedigree for each distribution of prescription drugs which includes an identifying statement that records the chain of ownership of a prescription drug.  Currently, the FDA, in an exercise of its enforcement discretion, requires wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.  We are in the process of analyzing the impact on our business.

The FDA has continued to develop its policies with respect to the integrity of the supply chain by issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages, and a final rule in 2013 for a unique medical device identification system to be phased in over seven years that will require most medical devices distributed in the United States to carry a unique device identifier.  The new requirements may affect previously issued FDA guidance regarding standardized numerical identifiers.

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

On February 27, 2014, the DEA issued a Notice of Proposed Rulemaking to reschedule all hydrocodone combination products, or HCPs, from schedule III to schedule II.  Rescheduling HCPs from schedule III to schedule II would impose more stringent regulatory requirements upon manufacturers, distributors, dispensers such as pharmacies and physicians, importers and exporters.  On July 2, 2014, the DEA issued a final rule classifying Tramadol as a schedule IV controlled substance.  This drug will now be subject to DEA regulatory requirements related to manufacture, distribution and dispensing.

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

In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  With respect to recognizing “certified” EHR technology, CMS regulations reference an older “2011 edition certified technology,” which is to be replaced by a newer “2014 edition certified technology.”  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for eligible health professionals (including physicians and dentists) begin on January 1, 2015.  This reduction is subject to a grant of a “hardship” exemption by CMS, which generally permits providers to avoid Medicare reimbursement reductions where they can show that demonstrating meaningful use of EHR would result in a significant hardship.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“Stage 1”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with more demanding “Stage 2” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists).

Recognizing difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS published a proposed rule on May 23, 2014 that would add flexibility to the manner in which physicians, dentists and others may demonstrate meaningful use of EHR by extending through the 2014 reporting period the ability, in certain circumstances, to use 2011 edition-certified technology to attest to meaningful use, rather than requiring the use of 2014 edition-certified technology.  The proposed rule would also delay for one year implementation of more rigorous “Stage 3” measures, and under this proposal eligible health professionals (including physicians and dentists) would begin Stage 3 in calendar year 2017.  In addition, also in recognition of difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS has specifically recognized that a hardship exemption may be granted, among other reasons, where the provider’s failure to demonstrate meaningful use was caused by its EHR vendor’s failure to timely obtain 2014 certification for its EHR technology.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with, and are affected by, these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM.  They were originally to be implemented on October 1, 2013.  CMS delayed the implementation date until October 1, 2014, but as part of the recently enacted Protecting Access to Medicare Act of 2014, Congress has prohibited the Secretary of Health and Human Services from implementing ICD-10-CM any earlier than October 1, 2015.  CMS has stated that it will publish an interim final rule adopting the October 1, 2015 compliance date, and requiring the use of ICD-9-CM code sets through September 30, 2015.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe that we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 28, 2014 and June 29, 2013 and cash flows for the six months ended June 28, 2014 and June 29, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2014	2013	2014	2013
Operating results:
Net sales	$2,615,406	$2,391,810	$5,045,565	$4,685,321
Cost of sales	1,886,934	1,721,954	3,620,380	3,368,474
Gross profit	728,472	669,856	1,425,185	1,316,847
Operating expenses:
Selling, general and administrative	547,628	493,791	1,087,073	987,153
Operating income	$180,844	$176,065	$338,112	$329,694

Other income (expense), net	$(1,222)	$(1,621)	$555	$(11,513)
Net income	127,117	121,435	237,245	220,121
Net income attributable to Henry Schein, Inc.	116,236	108,430	218,335	199,908

Cash flows:
Net cash provided by operating activities			$143,983	$236,751
Net cash used in investing activities			(267,330)	(60,713)
Net cash provided by (used in) financing activities			21,332	(212,671)

Three Months Ended June 28, 2014 Compared to Three Months Ended June 29, 2013

Net Sales

Net sales for the three months ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

		June 28,	% of	June 29,	% of	Increase
		2014	Total	2013	Total	$	%
Health care distribution (1):
	Dental	$1,368,481	52.3%	$1,259,581	52.7%	$108,900	8.6%
	Animal health	754,549	28.9	666,297	27.8	88,252	13.2
	Medical	403,257	15.4	387,887	16.2	15,370	4.0
	Total health care distribution	2,526,287	96.6	2,313,765	96.7	212,522	9.2
Technology and value-added services (2)		89,119	3.4	78,045	3.3	11,074	14.2
	Total	$2,615,406	100.0%	$2,391,810	100.0%	$223,596	9.3

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

The $223.6 million, or 9.3%, increase in net sales for the three months ended June 28, 2014 includes an increase of 7.9% in local currency growth (4.3% increase in internally generated revenue and 3.6% growth from acquisitions) as well as an increase of 1.4% related to foreign currency exchange.

The $108.9 million, or 8.6%, increase in dental net sales for the three months ended June 28, 2014 includes an increase of 7.5% in local currency growth (2.6% increase in internally generated revenue and 4.9% growth from acquisitions) as well as an increase of 1.1% related to foreign currency exchange.  The 7.5% increase in local currency sales was due to dental consumable merchandise sales growth of 7.6% (2.3% increase in internally generated revenue and 5.3% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 7.1% (3.6% increase in internally generated revenue and 3.5% growth from acquisitions).

The $88.3 million, or 13.2%, increase in animal health net sales for the three months ended June 28, 2014 includes an increase of 10.7% in local currency growth (7.3% increase in internally generated revenue and 3.4% growth from acquisitions) as well as an increase of 2.5% related to foreign currency exchange.

The $15.4 million, or 4.0%, increase in medical net sales for the three months ended June 28, 2014 includes an increase of 3.7% in local currency growth due to an increase in internally generated revenue as well as an increase of 0.3% related to foreign currency exchange.

The $11.1 million, or 14.2%, increase in technology and value-added services net sales for the three months ended June 28, 2014 includes an increase of 13.2% in local currency growth (9.3% increase in internally generated revenue and 3.9% growth from acquisitions) as well as an increase of 1.0% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

	June 28,	Gross	June 29,	Gross	Increase
	2014	Margin %	2013	Margin %	$	%
Health care distribution	$669,955	26.5%	$619,522	26.8%	$50,433	8.1%
Technology and value-added services	58,517	65.7	50,334	64.5	8,183	16.3
Total	$728,472	27.9	$669,856	28.0	$58,616	8.8

For the three months ended June 28, 2014, gross profit increased $58.6 million, or 8.8%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $50.4 million, or 8.1%, for the three months ended June 28, 2014 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.5% for the three months ended June 28, 2014 from 26.8% for the comparable prior year period.  The decrease in our health care distribution gross profit margin is primarily due to growth in sales within our animal health businesses, which typically include a greater percentage of lower-margin pharmaceutical products than our other operating units, as well as higher sales of dental equipment, which also carry a lower margin.

Technology and value-added services gross profit increased $8.2 million, or 16.3%, for the three months ended June 28, 2014 compared to the prior year period.  Technology gross profit margin increased to 65.7% for the three months ended June 28, 2014 from 64.5% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

		% of		% of
	June 28,	Respective	June 29,	Respective	Increase
	2014	Net Sales	2013	Net Sales	$	%
Health care distribution	$516,377	20.4%	$464,840	20.1%	$51,537	11.1%
Technology and value-added services	31,251	35.1	28,951	37.1	2,300	7.9
Total	$547,628	20.9	$493,791	20.6	$53,837	10.9

Selling, general and administrative expenses increased $53.8 million, or 10.9%, to $547.6 million for the three months ended June 28, 2014 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses increased to 20.9% from 20.6% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $29.3 million, or 9.2%, to $346.7 million for the three months ended June 28, 2014 from the comparable prior year period.  As a percentage of net sales, selling expenses remained consistent at 13.3% with the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $24.5 million, or 13.9%, to $200.9 million for the three months ended June 28, 2014 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.7% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

	June 28,	June 29,	Variance
	2014	2013	$	%
Interest income	$3,416	$3,303	$113	3.4%
Interest expense	(5,670)	(4,890)	(780)	(16.0)
Other, net	1,032	(34)	1,066	3,135.3
Other expense, net	$(1,222)	$(1,621)	$399	24.6

Other expense, net decreased by $0.4 million for the three months ended June 28, 2014 compared to the prior year period.  Interest income increased $0.1 million primarily due to higher late fee income.  Interest expense increased $0.8 million primarily due to increased borrowings under our bank credit lines and our private placement facilities.  Other, net increased by $1.1 million primarily due to proceeds received from an insurance claim.

Income Taxes

For the three months ended June 28, 2014, our effective tax rate was 30.8% compared to 31.4% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to state and foreign income taxes and interest expense.

Net Income

Net income increased $5.7 million, or 4.7%, for the three months ended June 28, 2014, compared to the prior year period due to the factors noted above.

Six Months Ended June 28, 2014 Compared to Six Months Ended June 29, 2013

Net Sales

Net sales for the six months ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

		June 28,	% of	June 29,	% of	Increase
		2014	Total	2013	Total	$	%
Health care distribution (1):
	Dental	$2,665,409	52.8%	$2,450,376	52.3%	$215,033	8.8%
	Animal health	1,409,037	27.9	1,305,439	27.8	103,598	7.9
	Medical	800,671	15.9	776,749	16.6	23,922	3.1
	Total health care distribution	4,875,117	96.6	4,532,564	96.7	342,553	7.6
Technology and value-added services (2)		170,448	3.4	152,757	3.3	17,691	11.6
	Total	$5,045,565	100.0%	$4,685,321	100.0%	$360,244	7.7

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

The $360.2 million, or 7.7%, increase in net sales for the six months ended June 28, 2014 includes an increase of 6.8% in local currency growth (3.6% increase in internally generated revenue and 3.2% growth from acquisitions) as well as an increase of 0.9% related to foreign exchange.

The $215.0 million, or 8.8%, increase in dental net sales for the six months ended June 28, 2014 includes an increase of 8.0% in local currency growth (3.1% increase in internally generated revenue and 4.9% growth from acquisitions) as well as an increase of 0.8% related to foreign currency exchange.  The 8.0% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 9.5% (6.3% increase in internally generated revenue and 3.2% growth from acquisitions) and dental consumable merchandise sales growth of 7.6% (2.1% increase in internally generated revenue and 5.5% growth from acquisitions).

The $103.6 million, or 7.9%, increase in animal health net sales for the six months ended June 28, 2014 includes an increase of 6.5% in local currency growth (4.7% internally generated growth and 1.8% growth from acquisitions) as well as an increase of 1.4% related to foreign currency exchange.

The $23.9 million, or 3.1%, increase in medical net sales for the six months ended June 28, 2014 includes an increase of 2.8% in local currency growth due to an increase in internally generated revenue as well as an increase of 0.3% related to foreign currency exchange.

The $17.7 million, or 11.6%, increase in technology and value-added services net sales for the six months ended June 28, 2014 includes an increase of 10.9% in local currency growth (7.8% internally generated growth and 3.1% growth from acquisitions) as well as an increase of 0.7% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

	June 28,	Gross	June 29,	Gross	Increase
	2014	Margin %	2013	Margin %	$	%
Health care distribution	$1,311,772	26.9%	$1,218,713	26.9%	$93,059	7.6%
Technology and value-added services	113,413	66.5	98,134	64.2	15,279	15.6
Total	$1,425,185	28.2	$1,316,847	28.1	$108,338	8.2

For the six months ended June 28, 2014, gross profit increased $108.3 million, or 8.2%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $93.1 million, or 7.6%, for the six months ended June 28, 2014 compared to the prior year period.  Health care distribution gross profit margin remained consistent at 26.9% for the six months ended June 28, 2014 and the six months ended June 29, 2013.

Technology and value-added services gross profit increased $15.3 million, or 15.6%, for the six months ended June 28, 2014 compared to the prior year period.  Technology gross profit margin increased to 66.5% for the six months ended June 28, 2014 from 64.2% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

		% of		% of
	June 28,	Respective	June 29,	Respective	Increase
	2014	Net Sales	2013	Net Sales	$	%
Health care distribution	$1,024,375	21.0%	$929,571	20.5%	$94,804	10.2%
Technology and value-added services	62,698	36.8	57,582	37.7	5,116	8.9
Total	$1,087,073	21.5	$987,153	21.1	$99,920	10.1

Selling, general and administrative expenses increased $99.9 million, or 10.1%, to $1,087.1 million for the six months ended June 28, 2014 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses increased to 21.5% from 21.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $53.7 million, or 8.4%, to $691.5 million for the six months ended June 28, 2014 from the comparable prior year period.  As a percentage of net sales, selling expenses increased to 13.7% from 13.6% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $46.2 million, or 13.2%, to $395.6 million for the six months ended June 28, 2014 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.8% from 7.5% for the comparable prior year period.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 28, 2014 and June 29, 2013 were as follows (in thousands):

	June 28,	June 29,	Variance
	2014	2013	$	%
Interest income	$6,871	$6,508	$363	5.6%
Interest expense	(10,928)	(17,617)	6,689	38.0
Other, net	4,612	(404)	5,016	1,241.6
Other income (expense), net	$555	$(11,513)	$12,068	104.8

Other income, net of $0.6 million for the six months ended June 28, 2014 changed by $12.1 million compared to other expense, net of $11.5 million for the six months ended June 29, 2013.  Interest income increased $0.4 million primarily due to higher late fee income.  Interest expense decreased by $6.7 million primarily due to the $6.2 million accelerated amortization of deferred financing costs resulting from the early repayment of our Henry Schein Animal Health (“HSAH”) debt during February 2013 as well as reduced interest expense as a result of this debt refinancing, partially offset by increased borrowings under our bank credit lines and our private placement facilities.  Other, net increased by $5.0 million primarily due to a contractual payment from an animal health supplier in Europe related to a change to a non-exclusive sales model.

Income Taxes

For the six months ended June 28, 2014, our effective tax rate was 31.0% compared to 31.6% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods related primarily to state and foreign income taxes and interest expense.

Net Income

Net income increased $17.1 million, or 7.8%, for the six months ended June 28, 2014, compared to the prior year period due to the factors noted above.

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

Net cash flow provided by operating activities was $144.0 million for the six months ended June 28, 2014, compared to $236.8 million for the comparable prior year period.  The net change of $92.8 million was primarily attributable to changes in net working capital, partially offset by net income improvements.

Net cash used in investing activities was $267.3 million for the six months ended June 28, 2014, compared to $60.7 million for the comparable prior year period.  The net change of $206.6 million was primarily due to increases in payments for equity investments and business acquisitions.

Net cash provided by financing activities was $21.3 million for the six months ended June 28, 2014, compared to net cash used by financing activities of $212.7 million for the comparable prior year period.  The net change of $234.0 million was primarily due to increased net proceeds from debt, partially offset by an increase in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 28,	December 28,
	2014	2013
Cash and cash equivalents	$89,698	$188,616
Working capital	1,368,102	1,284,002

Debt:
Bank credit lines	$83,671	$29,508
Current maturities of long-term debt	6,302	5,441
Long-term debt	665,909	450,233
Total debt	$755,882	$485,182

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.5 days as of June 28, 2014 from 40.0 days as of June 29, 2013.  During the six months ended June 28, 2014, we wrote off approximately $3.2 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.8 as of June 28, 2014 from 5.9 as of June 29, 2013.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which expires on September 12, 2017.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain certain interest coverage and maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was $60.0 million outstanding under this revolving credit facility as of June 28, 2014.  As of June 28, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of June 28, 2014, we had various other short-term bank credit lines available, of which $23.7 million was outstanding.  At June 28, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.50%.  In July 2014, we extended credit lines with various financial institutions for an additional year.

Term Loan Note

On January 9, 2014, we entered into a $100 million term loan, of which none was outstanding as of June 28, 2014.  The interest rate on this note is LIBOR plus 75 basis points.  The note matured on July 9, 2014.

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

The components of our private placement facility borrowings as of June 28, 2014 are presented in the following table:

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
	$350,000

(1) Annual repayments of approximately $7.1 million for this borrowing will commence on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at HSAH during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  The borrowings outstanding under this securitization facility were $274.4 million as of June 28, 2014.  At June 28, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 19 basis points plus 75 basis points, for a combined rate of 0.94%.

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

Other Loans Payable

Certain of our subsidiaries have various collateralized and uncollateralized long-term loans payable with interest, with borrowings of $39.6 million outstanding at June 28, 2014, in varying installments through 2018 at interest rates ranging from 2.15% to 5.41%.

Henry Schein Animal Health

During the first quarter of 2013, we repaid the then outstanding debt related to the HSAH (formerly Butler Schein Animal Health) transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.

Stock Repurchases

From June 21, 2004 through June 28, 2014, we repurchased $1.3 billion, or 18,130,272 shares, under our common stock repurchase programs, with $148.4 million available for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 28, 2014 and the year ended December 28, 2013 are presented in the following table:

	June 28,	December 28,
	2014	2013
Balance, beginning of period	$497,539	$435,175
Decrease in redeemable noncontrolling interests due to
redemptions	(102,552)	(9,028)
Increase in redeemable noncontrolling interests due to
business acquisitions	61,840	11,542
Net income attributable to redeemable noncontrolling interests	18,638	39,430
Dividends declared	(17,276)	(19,965)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	2,614	(654)
Change in fair value of redeemable securities	37,124	41,039
Balance, end of period	$497,927	$497,539

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

Recently Issued Accounting Standard

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 28, 2013.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 28, 2014 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business.  In our opinion, pending matters are not anticipated to have a material adverse effect on our financial condition or results of operations.

As of June 28, 2014, we had accrued our best estimate of potential losses relating to claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

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

As of June 28, 2014, we had repurchased $1.3 billion of common stock (18,130,272 shares) under these initiatives, with $148.4 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 28, 2014:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
03/30/14 through 04/26/14	208,900	$115.81	208,900	1,764,717
04/27/14 through 05/31/14	240,510	114.66	240,510	1,444,113
06/01/14 through 06/28/14	204,542	119.13	204,542	1,248,707
	653,952		653,952

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

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

Dated: August 4, 2014