Form 10-Q
period 2014-09-27
HENRY SCHEIN INC
filed 2014-11-06
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014
or
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

As of October 29, 2014, there were 84,214,715 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 27,	December 28,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,542	$188,616
Accounts receivable, net of reserves of $78,779 and $78,298	1,179,171	1,055,216
Inventories, net	1,283,698	1,250,403
Deferred income taxes	69,472	63,865
Prepaid expenses and other	319,354	276,565
Total current assets	2,928,237	2,834,665
Property and equipment, net	303,157	275,888
Goodwill	1,886,281	1,635,005
Other intangibles, net	654,070	417,133
Investments and other	358,886	461,945
Total assets	$6,130,631	$5,624,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$822,068	$824,495
Bank credit lines	188,815	29,508
Current maturities of long-term debt	5,782	5,441
Accrued expenses:
Payroll and related	204,776	216,629
Taxes	171,870	145,161
Other	312,523	329,429
Total current liabilities	1,705,834	1,550,663
Long-term debt	630,806	450,233
Deferred income taxes	264,684	198,674
Other liabilities	158,736	139,526
Total liabilities	2,760,060	2,339,096

Redeemable noncontrolling interests	549,432	497,539
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
84,459,689 outstanding on September 27, 2014 and
85,622,452 outstanding on December 28, 2013	845	856
Additional paid-in capital	269,918	318,225
Retained earnings	2,564,882	2,398,267
Accumulated other comprehensive income (loss)	(17,291)	67,849
Total Henry Schein, Inc. stockholders' equity	2,818,354	2,785,197
Noncontrolling interests	2,785	2,804
Total stockholders' equity	2,821,139	2,788,001
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$6,130,631	$5,624,636

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Net sales	$2,623,729	$2,348,956	$7,669,294	$7,034,277
Cost of sales	1,902,063	1,709,309	5,522,443	5,077,783
Gross profit	721,666	639,647	2,146,851	1,956,494
Operating expenses:
Selling, general and administrative	547,578	479,170	1,634,651	1,466,323
Operating income	174,088	160,477	512,200	490,171
Other income (expense):
Interest income	3,452	3,236	10,323	9,744
Interest expense	(6,280)	(5,051)	(17,208)	(22,668)
Other, net	(484)	1,263	4,128	859
Income before taxes and equity in earnings
of affiliates	170,776	159,925	509,443	478,106
Income taxes	(51,302)	(34,660)	(156,247)	(135,287)
Equity in earnings of affiliates	4,762	3,642	8,285	6,209
Loss on sale of equity investment	-	(12,535)	-	(12,535)
Net income	124,236	116,372	361,481	336,493
Less: Net income attributable to noncontrolling interests	(9,460)	(8,994)	(28,370)	(29,207)
Net income attributable to Henry Schein, Inc.	$114,776	$107,378	$333,111	$307,286

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.36	$1.25	$3.94	$3.56
Diluted	$1.34	$1.23	$3.88	$3.49

Weighted-average common shares outstanding:
Basic	84,095	85,646	84,506	86,208
Diluted	85,450	87,404	85,918	87,967

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013

Net income	$124,236	$116,372	$361,481	$336,493

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(99,445)	53,820	(84,825)	(1,882)

Unrealized loss from foreign currency hedging
activities	(138)	(1,172)	(1,858)	(538)

Unrealized investment gain (loss)	142	(10)	180	(93)

Pension adjustment gain (loss)	973	(517)	1,490	490

Other comprehensive income (loss), net of tax	(98,468)	52,121	(85,013)	(2,023)
Comprehensive income	25,768	168,493	276,468	334,470
Comprehensive income attributable to noncontrolling
interests:
Net income	(9,460)	(8,994)	(28,370)	(29,207)
Foreign currency translation loss (gain)	2,474	(2,235)	(127)	319
Comprehensive income attributable to noncontrolling
interests	(6,986)	(11,229)	(28,497)	(28,888)

Comprehensive income attributable to Henry Schein, Inc.	$18,782	$157,264	$247,971	$305,582

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 28, 2013	85,622,452	$856	$318,225	$2,398,267	$67,849	$2,804	$2,788,001
Net income (excluding $27,946 attributable to Redeemable
noncontrolling interests)	-	-	-	333,111	-	424	333,535
Foreign currency translation loss (excluding gain of
$137 attributable to Redeemable noncontrolling interests)	-	-	-	-	(84,952)	(10)	(84,962)
Unrealized loss from foreign currency hedging activities,
including tax benefit of $215	-	-	-	-	(1,858)	-	(1,858)
Unrealized investment gain, net of tax of $115	-	-	-	-	180	-	180
Pension adjustment gain, net of tax of $370	-	-	-	-	1,490	-	1,490
Dividends paid	-	-	-	-	-	(443)	(443)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(1,074)	-	-	10	(1,064)
Change in fair value of redeemable securities	-	-	(30,253)	-	-	-	(30,253)
Repurchase and retirement of common stock	(1,933,779)	(19)	(59,767)	(166,496)	-	-	(226,282)
Stock issued upon exercise of stock options,
including tax benefit of $8,390	498,820	5	32,500	-	-	-	32,505
Stock-based compensation expense	458,924	5	33,247	-	-	-	33,252
Shares withheld for payroll taxes	(186,728)	(2)	(22,557)	-	-	-	(22,559)
Liability for cash settlement stock-based compensation awards	-	-	(403)	-	-	-	(403)

Balance, September 27, 2014	84,459,689	$845	$269,918	$2,564,882	$(17,291)	$2,785	$2,821,139

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 27,	September 28,
	2014	2013

Cash flows from operating activities:
Net income	$361,481	$336,493
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	112,668	96,081
Accelerated amortization of deferred financing costs	-	6,203
Loss on sale of equity investment	-	12,535
Stock-based compensation expense	33,252	24,695
Provision for losses on trade and other accounts receivable	2,689	3,477
Benefit from deferred income taxes	(2,840)	(12,799)
Equity in earnings of affiliates	(8,285)	(6,209)
Distributions from equity affiliates	10,304	9,286
Other	22,204	14,156
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(108,338)	(93,451)
Inventories	2,447	76,877
Other current assets	(41,928)	11,123
Accounts payable and accrued expenses	(65,169)	(88,920)
Net cash provided by operating activities	318,485	389,547

Cash flows from investing activities:
Purchases of fixed assets	(60,782)	(38,733)
Payments for equity investments and business
acquisitions, net of cash acquired	(364,110)	(34,514)
Payments related to sale of equity investment	-	(13,364)
Proceeds from maturities of available-for-sale securities	2,000	-
Other	(10,668)	(7,147)
Net cash used in investing activities	(433,560)	(93,758)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	158,284	(11,550)
Proceeds from issuance of debt	314,787	678,781
Debt issuance costs	(562)	(1,327)
Principal payments for long-term debt	(136,044)	(793,863)
Proceeds from issuance of stock upon exercise of stock options	24,115	22,636
Payments for repurchases of common stock	(226,282)	(226,478)
Excess tax benefits related to stock-based compensation	5,375	6,496
Distributions to noncontrolling shareholders	(22,800)	(18,049)
Acquisitions of noncontrolling interests in subsidiaries	(105,383)	(5,886)
Net cash provided by (used in) financing activities	11,490	(349,240)

Effect of exchange rate changes on cash and cash equivalents	(8,489)	1,286
Net change in cash and cash equivalents	(112,074)	(52,165)
Cash and cash equivalents, beginning of period	188,616	122,080
Cash and cash equivalents, end of period	$76,542	$69,915

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 27, 2014 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 27, 2014.

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

Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 28 countries worldwide.

Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, continuing education services for practitioners and other services.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Nine Months Ended
		September 27,	September 28,	September 27,	September 28,
		2014	2013	2014	2013
Net Sales:
	Health care distribution (1):
	Dental	$1,298,352	$1,183,201	$3,963,761	$3,633,577
	Animal health	757,952	642,289	2,166,989	1,947,728
	Medical	480,302	444,533	1,280,973	1,221,282
	Total health care distribution	2,536,606	2,270,023	7,411,723	6,802,587
	Technology and value-added services (2)	87,123	78,933	257,571	231,690
	Total	$2,623,729	$2,348,956	$7,669,294	$7,034,277

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and
	financial services on a non-recourse basis, e-services, continuing education services for practitioners and other services.

		Three Months Ended		Nine Months Ended
		September 27,	September 28,	September 27,	September 28,
		2014	2013	2014	2013
Operating Income:
	Health care distribution	$148,773	$139,949	$436,170	$429,091
	Technology and value-added services	25,315	20,528	76,030	61,080
	Total	$174,088	$160,477	$512,200	$490,171

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which originally expired on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of September 27, 2014.  As of September 27, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of September 27, 2014, we had various other short-term bank credit lines available, of which $188.8 million was outstanding.  At September 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.21%.  In July 2014, we extended credit lines with various financial institutions for an additional year.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  On September 22, 2014, we increased our available private placement facilities by $200 million to a total facility amount of $975 million, and extended the expiration date to September 22, 2017.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years).  The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of September 27, 2014 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health (“HSAH”) during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On September 22, 2014, we extended the expiration date of this facility agreement to April 15, 2017.  The borrowings outstanding under this securitization facility were $240.0 million as of September 27, 2014.  At September 27, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 19 basis points plus 75 basis points, for a combined rate of 0.94%.

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

Henry Schein Animal Health

During February 2013, we repaid the then outstanding debt related to the HSAH (formerly Butler Schein Animal Health) transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.

Long-term debt

Long-term debt consisted of the following:

	September 27,	December 28,
	2014	2013
Private placement facilities	$350,000	$250,000
U.S. trade accounts receivable securitization	240,000	160,000
Notes payable to banks at a weighted-average interest rate of 8.38%	41	73
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.15% to 5.41%	43,701	44,091
Capital lease obligations payable through 2018 with interest rates
ranging from 2.00% to 13.00%	2,846	1,510
Total	636,588	455,674
Less current maturities	(5,782)	(5,441)
Total long-term debt	$630,806	$450,233

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 27, 2014 and the year ended December 28, 2013 are presented in the following table:

	September 27,	December 28,
	2014	2013
Balance, beginning of period	$497,539	$435,175
Decrease in redeemable noncontrolling interests due to
redemptions	(105,383)	(9,028)
Increase in redeemable noncontrolling interests due to business
acquisitions	120,874	11,542
Net income attributable to redeemable noncontrolling interests	27,946	39,430
Dividends declared	(21,934)	(19,965)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	137	(654)
Change in fair value of redeemable securities	30,253	41,039
Balance, end of period	$549,432	$497,539

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	September 27,	December 28,
	2014	2013
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(1,366)	$(1,503)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(10)	$-

Attributable to Henry Schein, Inc.:
Foreign currency translation gain (loss)	$(2,664)	$82,288
Unrealized gain (loss) from foreign currency hedging activities	(576)	1,282
Unrealized investment loss	(335)	(515)
Pension adjustment loss	(13,716)	(15,206)
Accumulated other comprehensive income (loss)	$(17,291)	$67,849

Total Accumulated other comprehensive income (loss)	$(18,667)	$66,346

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Net income	$124,236	$116,372	$361,481	$336,493

Foreign currency translation gain (loss)	(99,445)	53,820	(84,825)	(1,882)
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	(99,445)	53,820	(84,825)	(1,882)

Unrealized loss from foreign currency hedging
activities	(52)	(1,550)	(2,073)	(694)
Tax effect	(86)	378	215	156
Unrealized loss from foreign currency hedging
activities	(138)	(1,172)	(1,858)	(538)

Unrealized investment gain (loss)	233	(17)	295	(155)
Tax effect	(91)	7	(115)	62
Unrealized investment gain (loss)	142	(10)	180	(93)

Pension adjustment gain (loss)	1,279	(696)	1,860	567
Tax effect	(306)	179	(370)	(77)
Pension adjustment gain (loss)	973	(517)	1,490	490
Comprehensive income	$25,768	$168,493	$276,468	$334,470

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Comprehensive income attributable to
Henry Schein, Inc.	$18,782	$157,264	$247,971	$305,582
Comprehensive income attributable to
noncontrolling interests	155	146	414	335
Comprehensive income attributable to
Redeemable noncontrolling interests	6,831	11,083	28,083	28,553
Comprehensive income	$25,768	$168,493	$276,468	$334,470

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

Debt

The fair value of our debt as of September 27, 2014 and December 28, 2013 was estimated at $825.4 million and $485.2 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 27, 2014 and December 28, 2013:

	September 27, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,527	$-	$2,527
Total assets	$-	$2,527	$-	$2,527

Liabilities:
Derivative contracts	$-	$968	$-	$968
Total liabilities	$-	$968	$-	$968

Redeemable noncontrolling interests	$-	$-	$549,432	$549,432

	December 28, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,235	$-	$1,235
Total assets	$-	$1,235	$-	$1,235

Liabilities:
Derivative contracts	$-	$1,142	$-	$1,142
Total liabilities	$-	$1,142	$-	$1,142

Redeemable noncontrolling interests	$-	$-	$497,539	$497,539

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On June 30, 2014, we completed our previously announced acquisition by our U.S. Animal Health business, Butler Animal Health Supply LLC, together with our wholly-owned subsidiary, W.A. Butler Company, of a 60% ownership position in SmartPak Equine, LLC (“SmartPak”), a privately held provider of equine supplements and horse supplies in the United States.  SmartPak had sales of approximately $105 million in 2013.

We completed certain other acquisitions during the nine months ended September 27, 2014.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the nine months ended September 27, 2014 and September 28, 2013, there were no material adjustments recorded in our consolidated statements of income relating to changes in estimated contingent purchase price liabilities.

Divestiture of an Equity Affiliate

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors. The divestiture resulted in a one-time loss, which is recorded in a separate line item, “Loss on sale of equity investment” within our consolidated statements of income and within the cash flows from operating activities section of our consolidated statements of cash flows, of $12.5 million, or $0.14 per diluted share, in the third quarter of 2013. Pursuant to the terms of this divestiture, we made cash payments, which are recorded in a separate line item, “Payments related to sale of equity investment”, within the cash flows from investing activities section of our consolidated statements of cash flows, to this distributor in the aggregate amount of $13.4 million, which it was required to use to reduce its debt, pay certain trade payables and provide working capital.  The investment in this distributor had been fully impaired as of the end of 2012.  There was no tax benefit related to the loss on this divestiture.

Note 8 – Plans of Restructuring

During the year ended December 29, 2012, we incurred restructuring costs of $15.2 million pre-tax ($0.12 per diluted share) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions; facility closing costs, representing primarily lease terminations and property and equipment write-off costs; and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.

On October 31, 2014, we decided to implement a planned corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  At this time, we are unable to make a determination of the estimated amount or range of amounts to be included for each major type of cost associated with this restructuring (including associated cash expenditures).  We will provide further details in a future Securities and Exchange Commission filing at such time as we are able to determine the costs we expect to incur in connection with this restructuring.

The costs associated with these restructurings have been and will be included in a separate line item, “Restructuring costs” within our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plans of Restructuring – (Continued)

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 27, 2014 and during our 2013 fiscal year and the remaining accrued balance of restructuring costs as of September 27, 2014, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 29, 2012	$1,826	$1,231	$3,057
Provision	-	-	-
Payments and other adjustments	(1,599)	(747)	(2,346)
Balance, December 28, 2013	$227	$484	$711
Provision	-	-	-
Payments and other adjustments	(102)	(139)	(241)
Balance, September 27, 2014	$125	$345	$470

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 27, 2014 and the 2013 fiscal year and the remaining accrued balance of restructuring costs as of September 27, 2014:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 29, 2012	$3,043	$14	$3,057
Provision	-	-	-
Payments and other adjustments	(2,332)	(14)	(2,346)
Balance, December 28, 2013	$711	$-	$711
Provision	-	-	-
Payments and other adjustments	(241)	-	(241)
Balance, September 27, 2014	$470	$-	$470

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Basic	84,095	85,646	84,506	86,208
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,355	1,758	1,412	1,759
Diluted	85,450	87,404	85,918	87,967

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the nine months ended September 27, 2014, our effective tax rate was 30.7% compared to 28.3% for the prior year period.  During the third quarter of 2013, we concluded that it was more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, would be realized.  As a result, our provision for income taxes for the three and nine months ended September 28, 2013 included a $13.4 million reduction of the valuation allowance which was based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

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

The total amount of unrecognized tax benefits as of September 27, 2014 was approximately $70.9 million, of which $57.9 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $13.7 million and $0, respectively, for the nine months ended September 27, 2014.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $13.8 million ($9.6 million after-tax) and $33.3 million ($23.1 million after-tax) for the three and nine months ended September 27, 2014, respectively, and $8.0 million ($5.6 million after-tax) and $24.7 million ($17.0 million after-tax) for the three and nine months ended September 28, 2013, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock/units.  Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees for certain pre-existing contractual obligations.

Grants of restricted stock/units are stock-based awards granted to recipients with specified vesting provisions.  In the case of restricted stock, common stock is delivered on the date of grant, subject to vesting conditions.  In the case of restricted stock units, common stock is generally delivered on or following satisfaction of vesting conditions.  Prior to 2014, we issued restricted stock/units that vest solely based on the recipient’s continued service over time (primarily four-year cliff) and restricted stock/units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).  Since February 2014, we issue restricted stock/units that vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting under our 2013 Stock Incentive Plan and primarily 13-month cliff vesting under our 1996 Non-Employee Director Stock Incentive Plan) and restricted stock/units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting under our 2013 Stock Incentive Plan).

With respect to time-based restricted stock/units, we estimate the fair value on the date of grant based on our closing stock price.  With respect to performance-based restricted stock/units, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors.  Although there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock/units based on our closing stock price at time of grant.

The Plans provide for adjustments to the performance-based restricted stock/units targets for significant events such as acquisitions, divestitures, new business ventures and share repurchases.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

Total unrecognized compensation cost related to non-vested awards as of September 27, 2014 was $94.4 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the nine months ended September 27, 2014:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	1,323	$51.53
Granted	-	-
Exercised	(501)	48.45
Forfeited	-	-
Outstanding at end of period	822	$53.40	2.5	$52,379

Options exercisable at end of period	822	$53.40	2.5	$52,379

The following tables summarize the activity of our non-vested restricted stock/units for the nine months ended September 27, 2014:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	926	$70.70
Granted	172	118.67
Vested	(229)	57.66
Forfeited	(29)	84.62
Outstanding at end of period	840	$83.62	$117.13

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,078	$59.85
Granted	326	113.69
Vested	(264)	69.89
Forfeited	(23)	89.47
Outstanding at end of period	1,117	$76.11	$117.13

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 27,	September 28,
	2014	2013
Interest	$15,718	$16,969
Income taxes	141,233	82,869

During the nine months ended September 27, 2014 and September 28, 2013, we had a $2.1 million non-cash net unrealized loss and a $0.7 million of non-cash net unrealized loss related to foreign currency hedging activities, respectively.

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

We are headquartered in Melville, New York, employ more than 17,000 people (of which approximately 8,000 are based outside the United States) and have operations or affiliates in 28 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Mauritius, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

Aging Population and Other Market Influences

The health care products distribution industry continues to experience growth due to the aging population, increased health care awareness, the proliferation of medical technology and testing, new pharmacology treatments and expanded third-party insurance coverage, partially offset by the effects of unemployment on insurance coverage.  In addition, the physician market continues to benefit from the shift of procedures and diagnostic testing from acute care settings to alternate-care sites, particularly physicians’ offices.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2013-2023” indicating that total national health care spending reached approximately $2.9 trillion in 2013, or 17.2% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $5.2 trillion in 2023, approximately 19.3% of the nation’s gross domestic product.

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services.  Also, many of these laws and regulations are subject to change and may impact our financial performance.  In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust and other laws and regulations.  Failure to comply with law or regulations could have a material adverse impact on our business.

Health Care Reform

For example, the Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.  The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law, often referred to as the “individual mandate,” which will require most individuals to have health insurance in 2014, or pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states in 2014 to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding.  The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  Almost half the states have not yet accepted the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.  Subsequent litigation has focused on whether the Health Care Reform Law permits the use of health insurance subsidies for low and moderate income individuals who purchase coverage through the health insurance exchanges established by the federal government.  Federal courts have issued contradictory rulings on this matter, and the issue may ultimately be decided by the United States Supreme Court.  Adding to this uncertainty, in responding to difficulties encountered in implementing Health Care Reform, the White House and federal agencies have instituted various temporary implementation delays, such as regarding the “employer mandate” that generally requires employers with 50 or more full time employees to provide certain health insurance to those employees or pay specified fines.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and first disclosure reports were due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  As required under the Physician Payment Sunshine Act, CMS published information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities, on September 30, 2014.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices. Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain of such state laws in addition to Physician Payment Sunshine Act reporting, and some of these state laws are also ambiguous.  While we have completed the initial Physician Payment Sunshine Act submission to CMS due March 31, 2014, and believe we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements, our compliance with the new final rule imposes additional costs on us.

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

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law, discussed in more detail under “Health Care Reform” above, the general public and government officials are being provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

While we believe that we are substantially compliant with applicable fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, could have a material adverse impact on our business.

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

Important recent federal legislation, the Drug Quality and Security Act of 2013, which was signed into law by President Obama on November 27, 2013, brings about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act, or DSCSA, will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law begins to take effect in January 2015, and provides specific track and trace requirements for manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs.  Also by January 2015, the DSCSA requires manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product and handle it accordingly.  In addition, the FDA is required to issue guidance and hold public meetings regarding the implementation of the DSCSA’s track and trace requirements over the course of the next few years.  The FDA has begun this process, including by holding a public workshop in May 2014 and issuing guidance documents regarding suspect products in June 2014 and the effect of the law’s pre-emption provisions in October 2014.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  Wholesalers and 3PLs will also be required to submit annual reports to the FDA beginning on January 1, 2015, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  According to FDA guidance, states are pre-empted from imposing any licensing requirements that fall below the minimum standards established by Federal law in this area.  Current state licensing requirements will likely remain in effect until the FDA issues new regulations as directed by the DSCSA.

The FDC Act currently requires certain wholesalers to provide a drug pedigree for each distribution of prescription drugs that includes an identifying statement that records the chain of ownership of a prescription drug and state licensing requirements remain in effect.  Currently, the FDA, in an exercise of its enforcement discretion, requires wholesalers to maintain drug pedigrees that include transaction dates, names and addresses regarding transactions going back to either the manufacturer or the last authorized distributor of record that handled the drugs.  Until the DSCSA takes effect in January 2015, current federal law in this area remains in effect and pre-empts state law.  We are in the process of analyzing the impact of the DSCSA on our business.

The FDA has also continued to develop its policies with respect to the integrity of the supply chain by issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages, and a final rule in 2013 for a unique medical device identification system to be phased in over seven years that will require most medical devices distributed in the United States to carry a unique device identifier.  The new requirements may affect previously issued FDA guidance regarding standardized numerical identifiers.

The federal Controlled Substances Act, or CSA, also regulates wholesale distribution of controlled substances and certain chemicals.  Companies involved in the receipt, storage and distribution of controlled substances and certain chemicals are subject to registration, recordkeeping, security and reporting requirements.  The Combat Methamphetamine Enhancement Act of 2010, which became effective in April 2011, requires retail sellers of products containing certain chemicals, such as pseudoephedrine, to self-certify to the Drug Enforcement Administration, or DEA, that they understand and agree to comply with the laws and regulations regarding such sales. The law also prohibits distributors from selling these products to retailers who are not registered with the DEA or who have not self-certified compliance with the laws and regulations.  Various states also impose restrictions on the sale of certain products containing pseudoephedrine and other chemicals.  The Secure and Responsible Drug Disposal Act of 2010, signed by President Obama in October 2010, is intended to allow patients to deliver unused controlled substances to designated entities to more easily and safely dispose of controlled substances while reducing the chance of diversion.  The law authorizes the DEA to promulgate regulations to allow, but not require, designated entities to receive unused controlled substances.  On September 9, 2014, the DEA issued a final rule implementing the Secure and Responsible Drug Disposal Act of 2010.  The rule significantly expands the options available to ultimate users to dispose of their unused or unwanted controlled substances.  Manufacturers, distributors, reverse distributors, narcotic treatment programs, hospitals and clinics with on-site pharmacies and retail pharmacies can modify their DEA registrations to become “collectors” (defined as registrants “authorized” to “receive a controlled substance for the purpose of destruction”).  As authorized collectors, they may operate mail-back programs to receive and destroy schedule II-IV controlled substances received from ultimate users.    Authorized collectors permitting take-backs on their premises may install, manage and maintain a collection receptacle for schedule II-IV controlled substances delivered by ultimate users.  Controlled substances collected in this manner may be destroyed onsite or may be transferred to a reverse distributor.  The final rule also establishes new recordkeeping and safety requirements for registrants serving as authorized collectors.

On August 22, 2014, the DEA published a final rule rescheduling all hydrocodone combination products, or HCPs, from schedule III to schedule II.  Rescheduling HCPs from schedule III to schedule II imposes more stringent regulatory requirements upon manufacturers, distributors, dispensers such as pharmacies and physicians, importers and exporters.  The schedule II requirements are effective 45 days from promulgation of the final rule (by October 6, 2014).  In addition, on July 2, 2014, the DEA issued a final rule classifying Tramadol as a schedule IV controlled substance.  This drug will now be subject to DEA regulatory requirements related to the manufacture, distribution and dispensing applicable to schedule IV controlled substances.

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

Recognizing difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS published a final rule on September 4, 2014 that adds flexibility to the manner in which physicians, dentists and others may demonstrate meaningful use of EHR by extending through the 2014 reporting period the ability, in certain circumstances, to use 2011 edition-certified technology to attest to meaningful use, rather than requiring the use of 2014 edition-certified technology.  The rule also delays for one year implementation of more rigorous “Stage 3” measures, and under this rule eligible health professionals (including physicians and dentists) would begin Stage 3 in calendar year 2017.  In addition, also in recognition of difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS has specifically recognized that a hardship exemption may be granted, among other reasons, where the provider’s failure to demonstrate meaningful use was caused by its EHR vendor’s failure to timely obtain 2014 certification for its EHR technology, and has extended the deadline for health care professionals to file hardship exception applications from July 1, 2014 to November 30, 2014.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with, and are affected by, these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM.  They were originally to be implemented on October 1, 2013.  CMS delayed the implementation date until October 1, 2014, but as part of the Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, Congress prohibited the Secretary of Health and Human Services from implementing ICD-10-CM any earlier than October 1, 2015.  CMS published a final rule on August 4, 2014 adopting the October 1, 2015 compliance date, and requiring the use of ICD-9-CM code sets through September 30, 2015.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe that we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 27, 2014 and September 28, 2013 and cash flows for the nine months ended September 27, 2014 and September 28, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2014	2013	2014	2013
Operating results:
Net sales	$2,623,729	$2,348,956	$7,669,294	$7,034,277
Cost of sales	1,902,063	1,709,309	5,522,443	5,077,783
Gross profit	721,666	639,647	2,146,851	1,956,494
Operating expenses:
Selling, general and administrative	547,578	479,170	1,634,651	1,466,323
Operating income	$174,088	$160,477	$512,200	$490,171

Other expense, net	$(3,312)	$(552)	$(2,757)	$(12,065)
Net income	124,236	116,372	361,481	336,493
Net income attributable to Henry Schein, Inc.	114,776	107,378	333,111	307,286

Cash flows:
Net cash provided by operating activities			$318,485	$389,547
Net cash used in investing activities			(433,560)	(93,758)
Net cash provided by (used in) financing activities			11,490	(349,240)

Three Months Ended September 27, 2014 Compared to Three Months Ended September 28, 2013

Net Sales

Net sales for the three months ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

		September 27,	% of	September 28,	% of	Increase
		2014	Total	2013	Total	$	%
Health care distribution (1):
	Dental	$1,298,352	49.5%	$1,183,201	50.4%	$115,151	9.7%
	Animal health	757,952	28.9	642,289	27.3	115,663	18.0
	Medical	480,302	18.3	444,533	18.9	35,769	8.0
	Total health care distribution	2,536,606	96.7	2,270,023	96.6	266,583	11.7
Technology and value-added services (2)		87,123	3.3	78,933	3.4	8,190	10.4
	Total	$2,623,729	100.0%	$2,348,956	100.0%	$274,773	11.7

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial services on a non-recourse basis, e-services, continuing education services for practitioners and other services.

The $274.8 million, or 11.7%, increase in net sales for the three months ended September 27, 2014 includes an increase of 10.9% in local currency growth (6.4% increase in internally generated revenue and 4.5% growth from acquisitions) as well as an increase of 0.8% related to foreign currency exchange.

The $115.2 million, or 9.7%, increase in dental net sales for the three months ended September 27, 2014 includes an increase of 9.4% in local currency growth (4.8% increase in internally generated revenue and 4.6% growth from acquisitions) as well as an increase of 0.3% related to foreign currency exchange.  The 9.4% increase in local currency sales was due to dental consumable merchandise sales growth of 9.6% (4.7% increase in internally generated revenue and 4.9% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 8.7% (5.1% increase in internally generated revenue and 3.6% growth from acquisitions).

The $115.7 million, or 18.0%, increase in animal health net sales for the three months ended September 27, 2014 includes an increase of 15.9% in local currency growth (8.1% increase in internally generated revenue and 7.8% growth from acquisitions) as well as an increase of 2.1% related to foreign currency exchange.

The $35.8 million, or 8.0%, increase in medical net sales for the three months ended September 27, 2014 consists of an increase of 8.0% in local currency growth due to an increase in internally generated revenue.

The $8.2 million, or 10.4%, increase in technology and value-added services net sales for the three months ended September 27, 2014 includes an increase of 9.5% in local currency growth (6.5% increase in internally generated revenue and 3.0% growth from acquisitions) as well as an increase of 0.9% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

	September 27,	Gross	September 28,	Gross	Increase
	2014	Margin %	2013	Margin %	$	%
Health care distribution	$664,133	26.2%	$589,912	26.0%	$74,221	12.6%
Technology and value-added services	57,533	66.0	49,735	63.0	7,798	15.7
Total	$721,666	27.5	$639,647	27.2	$82,019	12.8

For the three months ended September 27, 2014, gross profit increased $82.0 million, or 12.8%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $74.2 million, or 12.6%, for the three months ended September 27, 2014 compared to the prior year period.  Health care distribution gross profit margin increased to 26.2% for the three months ended September 27, 2014 from 26.0% for the comparable prior year period.

Technology and value-added services gross profit increased $7.8 million, or 15.7%, for the three months ended September 27, 2014 compared to the prior year period.  Technology gross profit margin increased to 66.0% for the three months ended September 27, 2014 from 63.0% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

		% of		% of
	September 27,	Respective	September 28,	Respective	Increase
	2014	Net Sales	2013	Net Sales	$	%
Health care distribution	$515,360	20.3%	$449,963	19.8%	$65,397	14.5%
Technology and value-added services	32,218	37.0	29,207	37.0	3,011	10.3
Total	$547,578	20.9	$479,170	20.4	$68,408	14.3

Selling, general and administrative expenses increased $68.4 million, or 14.3%, to $547.6 million for the three months ended September 27, 2014 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses increased to 20.9% from 20.4% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $38.6 million, or 12.5%, to $348.1 million for the three months ended September 27, 2014 from the comparable prior year period.  As a percentage of net sales, selling expenses increased to 13.3% from 13.2% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $29.8 million, or 17.6%, to $199.5 million for the three months ended September 27, 2014 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.6% from 7.2% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 27, 2014 and September 28, 2013 was as follows (in thousands):

	September 27,	September 28,	Variance
	2014	2013	$	%
Interest income	$3,452	$3,236	$216	6.7%
Interest expense	(6,280)	(5,051)	(1,229)	(24.3)
Other, net	(484)	1,263	(1,747)	(138.3)
Other expense, net	$(3,312)	$(552)	$(2,760)	(500.0)

Other expense, net increased by $2.8 million for the three months ended September 27, 2014 compared to the prior year period.  Interest income remained consistent with the comparable prior year period.  Interest expense increased $1.2 million primarily due to increased borrowings under our bank credit lines and our private placement facilities.  Other, net decreased by $1.7 million primarily due to a benefit in the third quarter of 2013 related to an equity affiliate in the Middle East that was subsequently divested.

Income Taxes

For the three months ended September 27, 2014, our effective tax rate was 30.0% compared to 21.7% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes during the three months ended September 28, 2013 included a $13.4 million reduction of the valuation allowance which was based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

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

Loss on Sale of Equity Investment

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture resulted in a one-time loss of $12.5 million, or $0.14 per diluted share, in the third quarter of 2013.  Pursuant to the terms of this divestiture, we made cash payments to this distributor in the aggregate amount of $13.4 million, which it was required to use to reduce its debt, pay certain trade payables and provide working capital.  The investment in this distributor had been fully impaired as of the end of 2012.  There was no tax benefit related to the loss on this divestiture.

Net Income

Net income increased $7.9 million, or 6.8%, for the three months ended September 27, 2014, compared to the prior year period due to the factors noted above.

Nine Months Ended September 27, 2014 Compared to Nine Months Ended September 28, 2013

Net Sales

Net sales for the nine months ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

		September 27,	% of	September 28,	% of	Increase
		2014	Total	2013	Total	$	%
Health care distribution (1):
	Dental	$3,963,761	51.7%	$3,633,577	51.7%	$330,184	9.1%
	Animal health	2,166,989	28.2	1,947,728	27.7	219,261	11.3
	Medical	1,280,973	16.7	1,221,282	17.3	59,691	4.9
	Total health care distribution	7,411,723	96.6	6,802,587	96.7	609,136	9.0
Technology and value-added services (2)		257,571	3.4	231,690	3.3	25,881	11.2
	Total	$7,669,294	100.0%	$7,034,277	100.0%	$635,017	9.0

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial services on a non-recourse basis, e-services, continuing education services for practitioners and other services.

The $635.0 million, or 9.0%, increase in net sales for the nine months ended September 27, 2014 includes an increase of 8.2% in local currency growth (4.6% increase in internally generated revenue and 3.6% growth from acquisitions) as well as an increase of 0.8% related to foreign exchange.

The $330.2 million, or 9.1%, increase in dental net sales for the nine months ended September 27, 2014 includes an increase of 8.5% in local currency growth (3.6% increase in internally generated revenue and 4.9% growth from acquisitions) as well as an increase of 0.6% related to foreign currency exchange.  The 8.5% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 9.2% (5.9% increase in internally generated revenue and 3.3% growth from acquisitions) and dental consumable merchandise sales growth of 8.2% (3.0% increase in internally generated revenue and 5.2% growth from acquisitions).

The $219.3 million, or 11.3%, increase in animal health net sales for the nine months ended September 27, 2014 includes an increase of 9.6% in local currency growth (5.9% internally generated growth and 3.7% growth from acquisitions) as well as an increase of 1.7% related to foreign currency exchange.

The $59.7 million, or 4.9%, increase in medical net sales for the nine months ended September 27, 2014 includes an increase of 4.7% in local currency growth due to an increase in internally generated revenue as well as an increase of 0.2% related to foreign currency exchange.

The $25.9 million, or 11.2%, increase in technology and value-added services net sales for the nine months ended September 27, 2014 includes an increase of 10.5% in local currency growth (7.3% internally generated growth and 3.2% growth from acquisitions) as well as an increase of 0.7% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

	September 27,	Gross	September 28,	Gross	Increase
	2014	Margin %	2013	Margin %	$	%
Health care distribution	$1,975,905	26.7%	$1,808,625	26.6%	$167,280	9.2%
Technology and value-added services	170,946	66.4	147,869	63.8	23,077	15.6
Total	$2,146,851	28.0	$1,956,494	27.8	$190,357	9.7

For the nine months ended September 27, 2014, gross profit increased $190.4 million, or 9.7%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $167.3 million, or 9.2%, for the nine months ended September 27, 2014 compared to the prior year period.  Health care distribution gross profit margin increased to 26.7% for the nine months ended September 27, 2014 from 26.6% for the comparable prior year period.

Technology and value-added services gross profit increased $23.1 million, or 15.6%, for the nine months ended September 27, 2014 compared to the prior year period.  Technology gross profit margin increased to 66.4% for the nine months ended September 27, 2014 from 63.8% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 27, 2014 and September 28, 2013 were as follows (in thousands):

		% of		% of
	September 27,	Respective	September 28,	Respective	Increase
	2014	Net Sales	2013	Net Sales	$	%
Health care distribution	$1,539,735	20.8%	$1,379,534	20.3%	$160,201	11.6%
Technology and value-added services	94,916	36.9	86,789	37.5	8,127	9.4
Total	$1,634,651	21.3	$1,466,323	20.8	$168,328	11.5

Selling, general and administrative expenses increased $168.3 million, or 11.5%, to $1,634.7 million for the nine months ended September 27, 2014 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses increased to 21.3% from 20.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $92.3 million, or 9.7%, to $1,039.5 million for the nine months ended September 27, 2014 from the comparable prior year period.  As a percentage of net sales, selling expenses remained consistent at 13.5% with the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $76.0 million, or 14.6%, to $595.2 million for the nine months ended September 27, 2014 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.8% from 7.3% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the nine months ended September 27, 2014 and September 28, 2013 was as follows (in thousands):

	September 27,	September 28,	Variance
	2014	2013	$	%
Interest income	$10,323	$9,744	$579	5.9%
Interest expense	(17,208)	(22,668)	5,460	24.1
Other, net	4,128	859	3,269	380.6
Other expense, net	$(2,757)	$(12,065)	$9,308	77.1

Other expense, net decreased by $9.3 million for the nine months ended September 27, 2014 compared to the prior year period.  Interest income increased $0.6 million primarily due to higher late fee income.  Interest expense decreased by $5.5 million primarily due to the $6.2 million accelerated amortization of deferred financing costs resulting from the early repayment of our Henry Schein Animal Health (“HSAH”) debt during February 2013 as well as reduced interest expense as a result of this debt refinancing, partially offset by increased borrowings under our bank credit lines and our private placement facilities.  Other, net increased by $3.3 million primarily due to a contractual payment from an animal health supplier in Europe related to a change to a non-exclusive sales model.

Income Taxes

For the nine months ended September 27, 2014, our effective tax rate was 30.7% compared to 28.3% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes for the nine months ended September 28, 2013 included a $13.4 million reduction of the valuation allowance which was based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

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

Loss on Sale of Equity Investment

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture resulted in a one-time loss of $12.5 million, or $0.14 per diluted share, in the third quarter of 2013.  Pursuant to the terms of this divestiture, we made cash payments to this distributor in the aggregate amount of $13.4 million, which it was required to use to reduce its debt, pay certain trade payables and provide working capital.  The investment in this distributor had been fully impaired as of the end of 2012.  There was no tax benefit related to the loss on this divestiture.

Net Income

Net income increased $25.0 million, or 7.4%, for the nine months ended September 27, 2014, compared to the prior year period due to the factors noted above.

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

Net cash flow provided by operating activities was $318.5 million for the nine months ended September 27, 2014, compared to $389.5 million for the comparable prior year period.  The net change of $71.0 million was primarily attributable to changes in net working capital, partially offset by net income improvements.

Net cash used in investing activities was $433.6 million for the nine months ended September 27, 2014, compared to $93.8 million for the comparable prior year period.  The net change of $339.8 million was primarily due to increases in payments for equity investments and business acquisitions.

Net cash provided by financing activities was $11.5 million for the nine months ended September 27, 2014, compared to net cash used by financing activities of $349.2 million for the comparable prior year period.  The net change of $360.7 million was primarily due to increased net proceeds from debt, partially offset by an increase in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 27,	December 28,
	2014	2013
Cash and cash equivalents	$76,542	$188,616
Working capital	1,222,403	1,284,002

Debt:
Bank credit lines	$188,815	$29,508
Current maturities of long-term debt	5,782	5,441
Long-term debt	630,806	450,233
Total debt	$825,403	$485,182

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 40.5 days as of September 27, 2014 from 40.7 days as of September 28, 2013.  During the nine months ended September 27, 2014, we wrote off approximately $6.5 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.8 as of September 27, 2014 from 5.9 as of September 28, 2013.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which originally expired on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of September 27, 2014.  As of September 27, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of September 27, 2014, we had various other short-term bank credit lines available, of which $188.8 million was outstanding.  At September 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.21%.  In July 2014, we extended credit lines with various financial institutions for an additional year.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  On September 22, 2014, we increased our available private placement facilities by $200 million to a total facility amount of $975 million, and extended the expiration date to September 22, 2017.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time during a three year issuance period.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of September 27, 2014 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at HSAH during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On September 22, 2014, we extended the expiration date of this facility agreement to April 15, 2017.  The borrowings outstanding under this securitization facility were $240.0 million as of September 27, 2014.  At September 27, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 19 basis points plus 75 basis points, for a combined rate of 0.94%.

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

Henry Schein Animal Health

During February 2013, we repaid the then outstanding debt related to the HSAH (formerly Butler Schein Animal Health) transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.

Long-term debt

Long-term debt consisted of the following:

	September 27,	December 28,
	2014	2013
Private placement facilities	$350,000	$250,000
U.S. trade accounts receivable securitization	240,000	160,000
Notes payable to banks at a weighted-average interest rate of 8.38%	41	73
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.15% to 5.41%	43,701	44,091
Capital lease obligations payable through 2018 with interest rates
ranging from 2.% to 13.%	2,846	1,510
Total	636,588	455,674
Less current maturities	(5,782)	(5,441)
Total long-term debt	$630,806	$450,233

Divestiture of an Equity Affiliate

On July 10, 2013, we divested our investment in a dental wholesale distributor in the Middle East that had primarily served as an importer that distributed products largely to other distributors.  The divestiture resulted in a one-time loss of $12.5 million, or $0.14 per diluted share, in the third quarter of 2013.  Pursuant to the terms of this divestiture, we made cash payments to this distributor in the aggregate amount of $13.4 million, which it was required to use to reduce its debt, pay certain trade payables and provide working capital.  The investment in this distributor had been fully impaired as of the end of 2012.  There was no tax benefit related to the loss on this divestiture.

Stock Repurchases

From June 21, 2004 through September 27, 2014, we repurchased $1.3 billion, or 18,762,784 shares, under our common stock repurchase programs, with $73.6 million available for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  ASC Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 27, 2014 and the year ended December 28, 2013 are presented in the following table:

	September 27,	December 28,
	2014	2013
Balance, beginning of period	$497,539	$435,175
Decrease in redeemable noncontrolling interests due to
redemptions	(105,383)	(9,028)
Increase in redeemable noncontrolling interests due to
business acquisitions	120,874	11,542
Net income attributable to redeemable noncontrolling interests	27,946	39,430
Dividends declared	(21,934)	(19,965)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	137	(654)
Change in fair value of redeemable securities	30,253	41,039
Balance, end of period	$549,432	$497,539

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 27, 2014 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported as specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity and ongoing integrations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 27, 2014, we completed the acquisition of Dental and Animal Health businesses in North America with approximate aggregate annual revenues of $114.0 million.  In addition, post-acquisition integration related activities continued for our global Dental, Animal Health and Technology businesses acquired during prior years, representing aggregate annual revenues of approximately $361.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business.  While the results of legal proceedings cannot be predicted with certainty, in our opinion pending matters are not anticipated to have a material adverse effect on our financial condition or results of operations.

As of September 27, 2014, we had accrued our best estimate of potential losses relating to claims that were probable to result in a liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

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

As of September 27, 2014, we had repurchased approximately $1.3 billion of common stock (18,762,784 shares) under these initiatives, with $73.6 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 27, 2014:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
06/29/14 through 08/02/14	241,375	$118.90	241,375	1,019,855
08/03/14 through 08/30/14	196,137	117.67	196,137	807,437
08/31/14 through 09/27/14	195,000	118.26	195,000	628,210
	632,512		632,512

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month end fiscal period based on the closing price of our common stock at that time.

ITEM 5.  OTHER INFORMATION

Plan of restructuring

On October 31, 2014, we decided to implement a planned corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  At this time, we are unable to make a determination of the estimated amount or range of amounts to be included for each major type of cost associated with this restructuring (including associated cash expenditures).  We will provide further details in a future Securities and Exchange Commission filing at such time as we are able to determine the costs we expect to incur in connection with this restructuring.

The costs associated with this restructuring will be included in a separate line item, “Restructuring costs” within our consolidated statements of income.

ITEM 6.  EXHIBITS

Exhibits.

4.1
Letter Agreement dated as of September 22, 2014 amending the Private Shelf Agreement, dated as of August 9, 2010, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 26, 2014.)

4.2
Letter Agreement dated as of September 22, 2014 amending the Master Note Facility, dated as of August 9, 2010, by and among us, NYL Investors LLC (as successor in interest to New York Life Investment Management LLC) and each NY Life affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 26, 2014.)

4.3
Letter Agreement dated as of September 22, 2014 amending the Master Note Purchase Agreement, dated as of April 27, 2012, by and among us, Metropolitan Life Insurance Company, MetLife Investment Management, LLC (f/k/a MetLife Investment Advisors Company, LLC) and each MetLife affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 26, 2014.)

10.1
First Amendment dated as of September 22, 2014 to the Credit Agreement, dated as of September 12, 2012, by and among us, the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2014.)

10.2
Amendment No. 1 dated as of September 22, 2014 to the Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as agent and the various purchaser groups from time to time party thereto, as amended. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 26, 2014.)

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

Dated: November 6, 2014