Form 10-K
period 2014-12-27
HENRY SCHEIN INC
filed 2015-02-11
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2014

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
YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on June 28, 2014, was approximately $10,105,730,000.

As of February 2, 2015, there were 83,801,860 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 27, 2014) are incorporated by reference in Part III hereof.

PART I

ITEM 1.  Business

General

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 82 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 17,500 people (of which approximately 8,000 are based outside the United States) and have operations or affiliates in 28 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

We offer a comprehensive selection of products and services and value-added solutions for operating efficient practices and delivering high quality care.  We operate through a centralized and automated distribution network with a selection of more than 100,000 branded products and Henry Schein private brand products in stock, as well as more than 150,000 additional products available as special order items.  We also offer our customers exclusive, innovative technology solutions, including practice management software and e-commerce solutions, as well as a broad range of financial services.

We have established over four million square feet of space in 65 strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency.  This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs.  Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.

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

Industry

The health care products distribution industry, as it relates to office-based health care practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2014 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

In North America, we compete with other distributors, as well as several manufacturers, of dental, animal health and medical products, primarily on the basis of price, breadth of product line, customer service and value-added products and services.  In the dental market, our primary competitors are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company.  In addition, we compete against a number of other distributors that operate on a national, regional and local level.  In the animal health market, our primary competitors are MWI Veterinary Supply, Inc. and the Patterson Veterinary division of Patterson Companies, Inc.  Our primary competitor in the medical market is McKesson Corporation, which is a national distributor.  We also compete against a number of regional and local animal health and medical distributors, as well as a number of manufacturers that sell directly to veterinarians and physicians.  With regard to our dental practice management software, we compete against numerous companies, including Carestream Health, Inc. and the Patterson Dental division of Patterson Companies, Inc.  In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and the Patterson Veterinary division of Patterson Companies, Inc.  The medical practice management and electronic medical records market is very fragmented and we compete with numerous companies such as the NextGen division of Quality Systems, Inc., eClinicalWorks and Allscripts Healthcare Solutions, Inc.

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Lifco AB, Planmeca Oy, Billericay Dental Supply Co. Ltd., National Veterinary Services, Centaur Services Limited and Alcyon SA, as well as a large number of dental, animal health and medical product distributors and manufacturers in Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 82 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein® brand.  Our competitive strengths include:

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

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•
Field sales consultants.  We have approximately 3,650 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•
Direct marketing.  During 2014, we distributed approximately 31.7 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based health care customers.

•
Telesales.  We support our direct marketing effort with approximately 1,825 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

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

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•
Consumable supplies and equipment.  We offer over 100,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 50,000 are offered to our dental customers, approximately 13,000 to our animal health customers and approximately 41,000 to our medical customers.  We offer over 150,000 additional SKUs to our customers in the form of special order items.

•
Technology and other value-added products and services.  We sell practice management software systems to our dental, animal health and medical customers.  Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  As of December 27, 2014, we have an active user base of more than 90,000 practices, including users of Dentrix® Dental Systems, Dentrix® Enterprise, Dentrix® Dental Vision®, Dentrix Ascend®, Easy Dental®, OasisTM, Evolution® and EXACT®, Gesden®, Julie®Software, Power Practice® Px, AxiUmTM, EndoVision®, PerioVision®, OMSVision® and Viive® for dental practices, Advantage+TM, AVImark®, DVM Manager®, InfinityTM, SunpointTM, Triple CrownTM, Vetech AdvantageTM, VisionVPMTM and Robovet® for animal health practices and MicroMD® for physician practices.

•
Repair services.  We have 199 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.  Our technicians provide installation and repair services for: dental handpieces; dental, animal health and medical small equipment; table top sterilizers; and large dental equipment.

•
Financial services.  We offer our customers solutions in operating their practices more efficiently by providing access to a number of financial services and products (including non-recourse financing for equipment, technology and software products; non-recourse patient financing; collection services and credit card processing) at rates that we believe are generally lower than what our customers would be able to secure independently. We also provide consulting services, dental practice valuation and brokerage services.

Commitment to superior customer service.  We maintain a strong commitment to providing superior customer service.  We frequently monitor our customer service through customer surveys, focus groups and statistical reports.  Our customer service policy primarily focuses on:

•
Exceptional order fulfillment.  We ship an average of approximately 150,000 cartons daily.  Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of health care products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2014, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 36% and 7%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our health care distribution and technology reportable segments:

		2014	2013	2012
Health care distribution:
	Dental products (1)	51.9%	52.3%	53.4%
	Animal health products (2)	27.9	27.2	26.0
	Medical products (3)	16.8	17.2	17.4

	Total health care distribution	96.6	96.7	96.8

Technology:
	Software and related products and
	other value-added products (4)	3.4	3.3	3.2

Total		100.0%	100.0%	100.0%

(1)	Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants,
	gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, equipment
	repair and high-tech and digital restoration equipment.

(2)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

(3)	Includes branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, X-ray products,
	equipment and vitamins.

(4)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.

Business Strategy

Our objective is to continue to expand as a global value-added provider of health care products and services to office-based dental, animal health and medical practitioners.  To accomplish this, we will apply our competitive strengths in executing the following strategies:

•
Increase penetration of our existing customer base.  We have over 1 million customers worldwide and we intend to increase sales to our existing customer base and enhance our position as their primary supplier.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services.  Between 2014 and 2024, the 45 and older population is expected to grow by approximately 12%.  Between 2014 and 2034, this age group is expected to grow by approximately 23%.  This compares with expected total U.S. population growth rates of approximately 8% between 2014 and 2024 and approximately 15% between 2014 and 2034.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in the cost of shipping or service issues with our third-party shippers;

•	fluctuations in the value of foreign currencies;

•	restructuring costs; and

•	changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

Governmental Regulations

Operating, Security and Licensure Standards

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Among the United States federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, and Section 361 of the Public Health Service Act.  We are also subject to comparable foreign regulations.

The Federal Food, Drug, and Cosmetic Act (“FDC Act”) generally regulates the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act, which provides authority to prevent the spread of communicable diseases, serves as the legal basis for the United States Food and Drug Administration’s (“FDA”) regulation of human cells, tissues and cellular and tissue-based products, also known as HCT/P products.

The FDC Act, as amended by the Drug Quality and Security Act of 2013, establishes certain requirements with respect to the pharmaceutical supply chain, including with respect to product tracing, the licensure and operations of prescription drug wholesale distributors and third party logistics providers (“3PLs”), and the pre-emption of state law.  At the federal level, pursuant to the FDC Act, the FDA has generally required wholesalers to provide a drug pedigree for each wholesale distribution of a prescription drug, which is the record that tracks the chain of ownership of a prescription drug as it is distributed through the United States pharmaceutical supply chain.  Over the last several years, many states have also implemented or proposed their own prescription drug pedigree laws and regulations which were intended to protect the integrity of the pharmaceutical supply chain.  This created a patchwork of state licensing and drug pedigree (i.e., track and trace) requirements.

The Drug Quality and Security Act of 2013 brings about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law began to take effect in January 2015, and on that date specific product tracing requirements for manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect, although the FDA, in a Final Guidance issued on December 23, 2014, stated that in order to minimize possible disruptions in the distribution of prescription drugs in the United States, it would not take action for noncompliance with these track and trace requirements prior to May 1, 2015.  These new product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.  Also in January 2015, the DSCSA required manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product, and handle it accordingly.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and 3PLs, and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  Wholesalers and 3PLs are also required to submit annual reports to the FDA beginning on January 1, 2015, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area.  Current state licensing requirements will likely remain in effect until the FDA issues new regulations as directed by the DSCSA.  In addition, the FDA is required to issue guidance and hold public meetings regarding the implementation of the DSCSA’s track and trace requirements over the course of the next few years.  The FDA has begun this process, including by holding a public workshop in May 2014 and issuing various guidance documents, including regarding suspect products, product tracing requirements, annual reporting to the FDA and the effect of the law’s pre-emption provisions.  We are in the process of analyzing the impact of the DSCSA on our business.

The FDC Act also requires the FDA to establish standards and identify and validate effective technologies for the purpose of securing the pharmaceutical supply chain against counterfeit drugs.  These standards include any track and trace or authentication technologies, such as radio frequency identification, or RFID, and other technologies.  The FDA has also continued to develop its policies with respect to the integrity of the supply chain by issuing a Final Guidance in 2010 regarding standardized numerical identification for prescription drug packages, and a final rule in 2013 for a unique medical device identification system to be phased in over seven years that will require most medical devices distributed in the United States to carry a unique device identifier.  The DSCSA also addresses product tracing using unique product identifiers on packaging, and may affect previously issued FDA guidance regarding standardized numerical identifiers.  The DSCSA and its forthcoming implementing regulations may affect previously issued FDA guidance regarding standardized numerical identifiers.

Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain and renew annually registrations for our facilities from the United States Drug Enforcement Administration (“DEA”) permitting us to handle controlled substances.  We are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times.  We are subject to inspection by the DEA.

Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the United States Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue.  We are also subject to foreign government regulation of such products.  The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Foreign regulations subject us to similar foreign powers.  Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls of products we sell, which could result in financial losses and potential reputational harm.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

Certain of our businesses are subject to various additional federal, state, local and foreign laws and regulations, including with respect to the sale, transportation, storage, handling and disposal of hazardous or potentially hazardous substances, and safe working conditions.  There have also been increasing efforts by various levels of government globally to regulate the pharmaceutical distribution system in order to prevent the introduction of counterfeit, adulterated or misbranded pharmaceuticals into the distribution system.

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

The United States government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  We had discussions with the government regarding certain of our marketing practices and have concluded such discussions in a manner that is not material to the Company.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the “Health Care Reform Law” (discussed in more detail in Health Care Reform, below), on September 30, 2014 the general public and government officials were provided with access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.  We also are subject to foreign regulations pertaining to financial relationships between suppliers and physicians, dentist and other customers.

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years.

Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business.  Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.  Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.  In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.

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

Health Care Reform

The United States Health Care Reform Law also included other provisions to reduce fraud and abuse and Medicare expenditures and the cost of health care generally, to increase federal oversight of private health insurance plans and to increase access to health coverage, some of which impact and further regulate some of our businesses.  In particular, a Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and first disclosure reports were due by March 31, 2014 for the period August 1, 2013 through December 31, 2013.  As required under the Physician Payment Sunshine Act, CMS published information from these reports, on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities, on September 30, 2014.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors that take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices.  Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain of such state laws in addition to Physician Payment Sunshine Act reporting, and some of these state laws are also ambiguous.  We completed the initial Physician Payment Sunshine Act submission to CMS due March 31, 2014, covering the period August 1 to December 31, 2013.  Beginning in 2014 and each year thereafter, data collection for each calendar year must be submitted by March 31 of the subsequent year.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements (and similar foreign requirements), our compliance with the new final rule (and similar foreign requirements) imposes additional costs on us.

On June 28, 2012, the United States Supreme Court upheld as constitutional a key provision in the Health Care Reform Law often referred to as the “individual mandate,” which will require most individuals to have health insurance in 2014, or to pay a penalty.  However, the decision also invalidated a provision in the Health Care Reform Law requiring states in 2014 to expand their Medicaid programs or risk the complete loss of all federal Medicaid funding. The Court held that the federal government may offer states the option of accepting the expansion requirement, but that it may not take away pre-existing Medicaid funds in order to coerce states into complying with the expansion.  Almost half the states have not yet accepted the Medicaid expansion, so the full extent of increased health care coverage under the Health Care Reform Law is uncertain.  Subsequent litigation has focused on whether the Health Care Reform Law permits the use of health insurance subsidies for low and moderate income individuals who purchase coverage through the health insurance exchanges established by the federal government.  In most states, the health insurance exchanges are established by the federal government, not the state itself, and federal courts have issued contradictory rulings on this matter.  The United States Supreme Court has agreed to hear a case in which a federal appeals court upheld the subsidies for federal health insurance exchanges.  The Supreme Court is expected to issue a ruling by the end of June 2015, and if the subsidies are held to be unavailable through federal health insurance exchanges, this might significantly limit the application of the Health Care Reform Law.  Adding to this uncertainty, in responding to difficulties encountered in implementing Health Care Reform, the White House and federal agencies have instituted various temporary implementation delays, such as regarding the “employer mandate.”  With respect to the employer mandate, starting in 2015 employers with 100 or more full-time employees must generally provide certain health insurance to their workforce or pay specified fines, while starting in 2016 the requirement will apply to employers with 50 or more full-time employees.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has been developing policies on regulating clinical decision support tools as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or comparable foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, and require, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes and notify individuals in the event of privacy and security breaches.

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

In addition, federal initiatives, including in particular the HITECH Act, are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The HITECH initiative includes providing, among others, physicians and dentists, with financial incentives, if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  With respect to recognizing “certified” EHR technology, CMS regulations reference an older “2011 edition certified technology,” which is to be replaced by a newer “2014 edition certified technology.”  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for eligible health professionals (including physicians and dentists) began on January 1, 2015.  This reduction is subject to a grant of a “hardship” exemption by CMS, which generally permits providers to avoid Medicare reimbursement reductions where they can show that demonstrating meaningful use of EHR would result in a significant hardship.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“Stage 1”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with more demanding “Stage 2” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists).

Recognizing difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS published a final rule on September 4, 2014 that adds flexibility to the manner in which physicians, dentists and others may demonstrate meaningful use of EHR by extending through the 2014 reporting period the ability, in certain circumstances, to use 2011 edition-certified technology to attest to meaningful use, rather than requiring the use of 2014 edition-certified technology.  The rule also delays for one year implementation of more rigorous “Stage 3” measures, and under this rule eligible health professionals (including physicians and dentists) would begin Stage 3 in calendar year 2017.  In addition, also in recognition of difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS has specifically recognized that a hardship exemption may be granted, among other reasons, where the provider’s failure to demonstrate meaningful use was caused by its EHR vendor’s failure to timely obtain 2014 certification for its EHR technology, and extended the deadline for health care professionals to file hardship exemption applications from July 1, 2014 to November 30, 2014.  On January 29, 2015, CMS announced an intent to engage in further rulemaking under the EHR incentive program to redress the Stage 2 reporting burden on providers. Among other things, the new rule, expected in the Spring of 2015, will tie EHR reporting to a calendar year, modify other aspects of the program and shorten the EHR reporting period in 2015 to 90 days.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with, and are affected by, these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM. They were originally to be implemented on October 1, 2013 (and CMS delayed the implementation date until October 1, 2014), but as part of the Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, Congress prohibited the Secretary of Health and Human Services from implementing ICD-10-CM any earlier than October 1, 2015.  CMS published a final rule on August 4, 2014 adopting the October 1, 2015 compliance date and requiring the use of ICD-9-CM code sets through September 30, 2015, and there is no suggestion that implementation will be further delayed.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe that we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

International Transactions

In addition, United States and foreign import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products.  We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of foreign requirements similar to those imposed in the United States.

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder and possess all material permits and licenses required for the conduct of our business, there can be no assurance that regulations that impact our business or customers’ practices will not have a material adverse effect on our business.  As a result of political, economic and regulatory influences, the health care distribution industry in the United States is under intense scrutiny and subject to fundamental changes.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

See “ITEM 1A. Risk Factors” for a discussion of additional burdens, risks and regulatory developments that may affect our results of operations and financial condition.

Proprietary Rights

We hold trademarks relating to the “Henry Schein®” name and logo, as well as certain other trademarks.  We intend to protect our trademarks to the fullest extent practicable.

Employees

As of December 27, 2014, we employed more than 17,500 full-time employees, including approximately 1,825 telesales representatives, 3,650 field sales consultants, including equipment sales specialists, 3,400 warehouse employees, 550 computer programmers and technicians, 900 management employees and 7,475 office, clerical and administrative employees.  Over 310, or 1.8%, of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	65	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	62	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	60	President, Henry Schein and CEO, Global Dental Group, Director
Leonard A. David	66	Senior Vice President, Chief Compliance Officer
Michael S. Ettinger	53	Senior Vice President, Corporate and Legal Affairs & Secretary
James A. Harding	59	Senior Vice President, Chief Technology Officer
Stanley Komaroff	79	Senior Advisor
Lorelei McGlynn	51	Senior Vice President, Global Human Resources and Financial Operations
David C. McKinley	62	President, Medical Group
Bob Minowitz	56	President, International Dental Group
Mark E. Mlotek	59	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino	57	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	60	Senior Vice President, Chief Merchandising Officer
Paul Rose	57	Senior Vice President, Global Supply Chain
Lonnie Shoff	56	CEO, Global Animal Health and Strategic Partnership Group
Walter Siegel	55	Senior Vice President and General Counsel

Stanley M. Bergman has been our Chairman and Chief Executive Officer since 1989 and a director since 1982.  Mr. Bergman held the position of President from 1989 to 2005.  Mr. Bergman held the position of Executive Vice President from 1985 to 1989 and Vice President of Finance and Administration from 1980 to 1985.

Gerald A. Benjamin has been our Executive Vice President and Chief Administrative Officer since 2000 and a director since 1994.  Prior to holding his current position, Mr. Benjamin was Senior Vice President of Administration and Customer Satisfaction since 1993.  Mr. Benjamin was Vice President of Distribution Operations from 1990 to 1992 and Director of Materials Management from 1988 to 1990.  Before joining us in 1988, Mr. Benjamin was employed for 12 years in various management positions at Estée Lauder, Inc., where his last position was Director of Materials Planning and Control.

James P. Breslawski has been our President since 2005 and a director since 1992.  Mr. Breslawski is also the Chief Executive Officer of our Henry Schein Global Dental Group.  Mr. Breslawski held the position of Executive Vice President and President of U.S. Dental from 1990 to 2005, with primary responsibility for the North American Dental Group.  Between 1980 and 1990, Mr. Breslawski held various positions with us, including Chief Financial Officer, Vice President of Finance and Administration and Controller.

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

Mark E. Mlotek has been Executive Vice President and Chief Strategic Officer since 2012.  Mr. Mlotek was Senior Vice President and subsequently Executive Vice President of the Corporate Business Development Group between 2000 and 2012.  Prior to that, Mr. Mlotek was Vice President, General Counsel and Secretary from 1994 to 1999 and became a director in 1995.  Prior to joining us, Mr. Mlotek was a partner in the law firm of Proskauer Rose LLP, counsel to us, specializing in mergers and acquisitions, corporate reorganizations and tax law from 1989 to 1994.
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

Lonnie Shoff has been Chief Executive Officer of the Global Animal Health and Strategic Partnerships Group since 2010.  Prior to joining us in 2009, Ms. Shoff was employed with Roche Diagnostics, where she held a series of positions of increasing responsibility in the United States and Switzerland over the past 20 years, most recently as Senior Vice President and General Manager, Applied Science.

Walter Siegel has been Senior Vice President and General Counsel since 2013.  Prior to joining us, Mr. Siegel was employed with Standard Microsystems Corporation, a publicly traded global semiconductor company from 2005 to 2012, holding positions of increasing responsibility, most recently as Senior Vice President, General Counsel and Secretary.

ITEM 1A. Risk Factors

The risks described below could have a material adverse effect on our business, reputation, financial condition or the trading price of our common stock.  Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below.  Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations.  You should not consider this list to be a complete statement of all risks and uncertainties.  The order in which these factors appear should not be construed to indicate their relative importance or priority.

The health care products distribution industry is highly competitive and we may not be able to compete successfully.

We compete with numerous companies, including several major manufacturers and distributors.  Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully.  Most of our products are available from several sources and our customers tend to have relationships with several distributors.  Competitors could obtain exclusive rights to market particular products, which we would then be unable to market.  Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce our role and that of other distributors.  Industry consolidation among health care product distributors, price competition, the unavailability of products, whether due to our inability to gain access to products or to interruptions in supply from manufacturers, or the emergence of new competitors also could increase competition.  In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues.

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

Our business is subject to seasonal and other quarterly fluctuations.  Net sales and operating profits generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Net sales and operating profits generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our vendors;

•	timing of the introduction of new products and services by our vendors;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of vendor contracts or rebate programs;

•	vendor rebates based upon attaining certain growth goals;

•	changes in the way vendors introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	exclusivity requirements with certain vendors may prohibit us from distributing competitive products manufactured by other vendors;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in the cost of shipping or service issues with our third-party shippers;

•	fluctuations in the value of foreign currencies;

•	restructuring costs; and

•	changes in accounting principles.

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

Uncertain global macro-economic and political conditions could adversely affect our results of operations and financial condition.

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

•
any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time;

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

The health care industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the health care industry has undergone, and is in the process of undergoing, significant changes driven by various efforts to reduce costs, including: trends toward managed care; consolidation of health care distribution companies; consolidation of health care manufacturers; collective purchasing arrangements and consolidation among office-based health care practitioners; and changes in reimbursements to customers, as well as growing enforcement activities (and related monetary recoveries) by governmental officials.  Both our own profit margins and the profit margins of our customers may be adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changing the methodology by which reimbursement levels are determined and, in the case of animal health practitioners, changes in the use of feed additives (including, without limitation, antibiotics and growth promotants) used in the production of animal products due to trade restrictions, animal welfare and/or government regulations; and changes in customer buying habits (including customers purchasing animal health pharmaceuticals outside the veterinarians’ offices).  If we are unable to react effectively to these and other changes in the health care industry, our operating results could be adversely affected.  In addition, the enactment of significant health care reforms could have a material adverse effect on our businesses.

The implementation of the Health Care Reform Law could adversely affect our business.

The United States Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expand health insurance coverage to uninsured Americans and changes the way health care is financed by both governmental and private payers.  We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Health Care Reform Law could affect us adversely, and the Health Care Reform Law may be invalidated, in whole or in part, or it may be repealed.  Additionally, further federal and state proposals for health care reform in the United States are likely, and foreign government authorities may also adopt reforms of their health systems.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

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

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and we timely filed our first disclosure reports on June 30, 2014 for the period August 1, 2013 through December 31, 2013.  As required under the Physician Payment Sunshine Act, CMS published information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities on September 30, 2014.

The final rule implementing the Physician Payment Sunshine Act is complex, ambiguous and broad in scope.  CMS commentary on the final rule and more recent CMS communications indicate that wholesale drug and device distributors which take title to such products are to be treated as “applicable manufacturers” subject to full reporting requirements.  In addition, certain of our subsidiaries manufacture drugs and devices.  Accordingly, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals. The Physician Payment Sunshine Act preempts similar state reporting laws, although we or our subsidiaries may be required to continue to report under certain of such state laws in addition to Physician Payment Sunshine Act reporting, and some of these state laws are also ambiguous.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements (and similar foreign requirements), our compliance with the new final rule (and similar foreign requirements) imposes additional costs on us.

Failure to comply with existing and future regulatory requirements could adversely affect our business.

Our business is subject to requirements under various local, state, federal and international laws and regulations applicable to the distribution of pharmaceuticals and medical devices, and human cells, tissue and cellular and tissue-based products, also known as HCT/P products, and animal feed and supplements.  Among the federal laws with which we must comply are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended, and Section 361 of the Public Health Services Act.  Among other things, such laws, and the regulations promulgated thereunder:

•	regulate the storage and distribution, labeling, packaging, handling, reporting, record keeping, introduction, manufacturing and marketing of drugs, HCT/P products and medical devices;

•	subject us to inspection by the FDA and the DEA;

•	regulate the storage, transportation and disposal of certain of our products that are considered hazardous materials;

•	require us to advertise and promote our drugs and devices in accordance with applicable FDA requirements;

•	require registration with the FDA and the DEA and various state agencies;

•	require record keeping and documentation of transactions involving drug products;

•	require us to design and operate a system to identify and report suspicious orders of controlled substances to the DEA;

•	require us to manage returns of products that have been recalled and subject us to inspection of our recall procedures and activities; and

•	impose reporting requirements if a pharmaceutical, HCT/P product or medical device causes serious illness, injury or death.

Applicable federal, state, local and foreign laws and regulations also may require us to meet various standards relating to, among other things, licensure or registration, sales and marketing practices, product integrity and supply tracking to the manufacturer of the product, personnel, privacy and security of health or other personal information, installation, maintenance and repair of equipment, and the importation and exportation of products.  Our business also is subject to requirements of similar and other foreign governmental laws and regulations affecting our operations abroad.  The FDA and DEA have recently increased their regulatory and enforcement activities.

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could negatively affect our business.  There can be no assurance that current government regulations will not adversely affect our business.  The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material.  Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our businesses.  If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, and suspension or limitation of product sale and distribution.  If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses.  Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs, and damage our reputation.

If we fail to comply with laws and regulations relating to health care fraud or other laws and regulations, we could suffer penalties or be required to make significant changes to our operations, which could adversely affect our business.

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

The government has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.  In addition, under the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law,  discussed in more detail under “Government Regulations - Health Care Reform” above, the general public and government officials are being provided with new access to detailed information with regard to payments or other transfers of value to certain practitioners (including physicians, dentists and teaching hospitals) by applicable drug and device manufacturers subject to such reporting and disclosure obligations, which includes us.  This information may lead to greater scrutiny, which may result in modifications to established practices and additional costs.

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

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010 and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years.

Failure to comply with health care fraud laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business.  Also, these laws may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.  Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.  In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing compliance risks.

Our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including, without limitation, securities, antitrust and marketing laws and regulations.  Failure to comply with laws or regulations could have a material adverse effect on our business.

While we believe that we are substantially compliant with the foregoing laws and regulations promulgated thereunder, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.

If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, we could be required to make significant changes to our products, or incur penalties or other liabilities.

State, federal and foreign laws, such as HIPAA, regulate the confidentiality of sensitive personal information and the circumstances under which such information may be released.  These measures may govern the disclosure and use of personal and patient medical record information and may require users of such information to implement specified security measures, and to notify individuals in the event of privacy and security breaches.  Evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have an adverse effect on our results of operations.  Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving claims submissions to third party payers.  These also continue to evolve and are often unclear and difficult to apply.  In addition, under the HITECH Act, which was passed in 2009, some of our businesses that were previously only indirectly subject to federal HIPAA privacy and security rules became directly subject to such rules because the businesses serve as “business associates” to our customers.  On January 17, 2013, the Office for Civil Rights of the Department of Health and Human Services released a final rule implementing the HITECH Act and making certain other changes to HIPAA privacy and security requirements.  Compliance with the rule was required by September 23, 2013, and increased the requirements applicable to some of our businesses.  Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, fines and penalties, costs for remediation and harm to our reputation.

In addition, federal initiatives are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use EHR in accordance with applicable requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for eligible health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“Stage 1”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with more demanding “Stage 2” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists).

Recognizing difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS published a final rule on September 4, 2014 that adds flexibility to the manner in which physicians, dentists and others may demonstrate meaningful use of EHR by extending through the 2014 reporting period the ability, in certain circumstances, to use 2011 edition-certified technology to attest to meaningful use, rather than requiring the use of 2014 edition-certified technology.  The rule also delays for one year implementation of more rigorous “Stage 3” measures, and under this rule eligible health professionals (including physicians and dentists) would begin Stage 3 in calendar year 2017, as to which regulations are to be proposed in Spring 2015.  In addition, also in recognition of difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS has specifically recognized that a hardship exemption may be granted, among other reasons, where the provider’s failure to demonstrate meaningful use was caused by its EHR vendor’s failure to timely obtain 2014 certification for its EHR technology, and extended the deadline for health care professionals to file hardship exemption applications from July 1, 2014 to November 30, 2014.  On January 29, 2015, CMS announced an intent to engage in further rulemaking under the EHR incentive program to redress the Stage 2 reporting burden on providers.  Among other things, the new rule, expected in the Spring of 2015, will tie EHR reporting to a calendar year, modify other aspects of the program, and shorten the EHR reporting period in 2015 to 90 days.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and the failure to maintain compliance with these evolving governmental criteria could have a material adverse effect on our business.  In addition, the frequently changing requirements may increase our costs in these businesses.

Our global operations are subject to inherent risks that could adversely affect our operating results.

Global operations are subject to risks that may materially adversely affect our business, results of operations and financial condition.  The risks that our global operations are subject to include, among other things:

•	difficulties and costs relating to staffing and managing foreign operations;

•	difficulties in establishing channels of distribution;

•	fluctuations in the value of foreign currencies;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	repatriation of cash from our foreign operations to the United States;

•	regulatory requirements;

•	anti-bribery, anti-corruption and laws pertaining to the accuracy of our internal books and records;

•	unexpected difficulties in importing or exporting our products;

•	imposition of import/export duties, quotas, sanctions or penalties;

•	difficulties and delays inherent in sourcing products and contract manufacturing in foreign markets;

•	limitations on our ability under local laws to protect our intellectual property;

•	unexpected regulatory, legal, economic and political changes in foreign markets;

•	changes in tax regulations that influence purchases of capital equipment;

•	civil disturbances, geopolitical turmoil, including terrorism, war or political or military coups; and

•	public health emergencies.

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

Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of products.  Additionally, we own interests in companies that manufacture certain dental products.  As a result, we are subject to the potential risk of product liability or other claims relating to the manufacture and distribution of products by those entities.  Additionally, as our private-label business continues to grow, purchasers of such products may increasingly seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims.  Another potential risk we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.  In addition, some of the products that we transport and sell are considered hazardous materials.  The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability.  We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate.  In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection.  A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have an adverse effect on our business and our reputation.

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

We cannot be sure that we will be successful in introducing and marketing new software, software enhancements or e-services, or that such software, software enhancements and e-services will be released on time or accepted by the market.  Our software and applicable e-services products, like software products generally, may contain undetected errors or bugs when introduced or as new versions are released.  We cannot be sure that future problems with post-release software errors or bugs will not occur.  Any such defective software may result in increased expenses related to the software and could adversely affect our relationships with the customers using such software as well as our reputation.  We do not have any patents on our software or e-services, and rely upon copyright, trademark and trade secret laws, as well as contractual and common law protections.  We cannot provide assurance that such legal protections will be available or enforceable to protect our software or e-services products.

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

Cyber-security risks generally associated with our information systems and our technology products and services could adversely affect our business.

We rely on information systems (IS) in our business to obtain, rapidly process, analyze, manage and store data to, among other things:

•	maintain and manage worldwide systems to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	process payments to suppliers; and

•	maintain certain of our customers’ electronic medical records (including protected health information of their patients).

Information security risks have generally increased in recent years, and a cyber-attack that bypasses our IS security systems causing an IS security breach may lead to a material disruption of our IS business systems and/or the loss of business information resulting in an adverse effect on our business.  Our IS systems also utilize certain third party service organizations that manage a portion of our information systems, and our business may be adversely affected if these third party service organizations are subject to an IS security breach.  Risks may include, among other things:

•	future results could be adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of IS systems and subsequent clean-up and mitigation activities;

•	procedures and safeguards must continually evolve to meet new IS challenges, and enhancing protections, and conducting investigations and remediation, may impose additional costs on us; and

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

Our results of operations could be adversely affected if our IS systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, cyber-attacks or fail for any extended period of time.

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

We also deliver Internet-based services and, accordingly, depend on our ability and the ability of our customers to access the Internet.  In the event of any difficulties, outages and delays by Internet service providers, we may be impeded from providing such services, which may have an adverse effect on our business and our reputation.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2014 fiscal year.

ITEM 2.  Properties

We own or lease the following properties with more than 100,000 square feet:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Lease	185,000	June 2020
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Office and Distribution Center	Lyssach, Switzerland	Lease	180,000	July 2016
Office and Distribution Center	Tours, France	Own	166,000	N/A
Office and Distribution Center	Plymouth, MA	Lease	165,000	December 2015
Office and Distribution Center	Gillingham, United Kingdom	Lease/Own	165,000	June 2033
Office and Distribution Center	Niagara on the Lake, Canada	Lease	128,000	September 2021
Office and Distribution Center	Bastian, VA	Own	108,000	N/A
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2027
Office and Distribution Center	Cuijk, Netherlands	Lease	101,000	May 2022
Distribution Center	Denver, PA	Lease	624,000	December 2021
Distribution Center	Indianapolis, IN	Lease	380,000	February 2019
Distribution Center	Sparks, NV	Lease	370,000	December 2016
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Grapevine, TX	Lease	242,000	July 2018
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	February 2019
Distribution Center	Fort Worth, TX	Lease	120,000	May 2021

The properties listed in the table above are our principal properties primarily used by our health care distribution segment.  In addition, we lease numerous other distribution, office, showroom, manufacturing and sales space in locations including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business.  We have additional operating capacity at certain distribution center facilities.

ITEM 3.  Legal Proceedings

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business.  While the results of legal proceedings cannot be predicted with certainty, in our opinion pending matters are not currently anticipated to have a material adverse effect on our financial condition or results of operations.

As of December 27, 2014, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 4.  Mine Safety Disclosures

Not applicable.
PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2014 and 2013:

	High	Low
Fiscal 2014:
1st Quarter	$120.72	$109.68
2nd Quarter	120.99	110.99
3rd Quarter	121.00	114.54
4th Quarter	139.15	109.34

Fiscal 2013:
1st Quarter	$92.66	$79.57
2nd Quarter	98.28	88.90
3rd Quarter	107.75	95.94
4th Quarter	116.07	102.50

On February 2, 2015, there were approximately 471 holders of record of our common stock and the last reported sales price was $138.75.

Purchases of Equity Securities by the Issuer

Our share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $1.6 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $1.7 billion of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000
November 12, 2012	300,000,000
December 9, 2013	300,000,000
December 4, 2014	300,000,000

As of December 27, 2014, we had repurchased approximately $1.4 billion of common stock (19,357,214 shares) under these initiatives, with $299.9 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 27, 2014:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
09/28/14 through 11/01/14	265,874	$115.19	265,874	357,889
11/02/14 through 11/29/14	179,616	127.25	179,616	146,516
11/30/14 through 12/27/14	148,940	135.80	148,940	2,182,657
	594,430		594,430

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2014 or 2013.  We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 26, 2009, the last trading day before the beginning of our 2010 fiscal year, through the end of our 2014 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
December 2009
December 2010
December 2011
December 2012
December 2013
December 2014
Henry Schein, Inc.
Dow Jones U.S. Health Care Index
NASDAQ Stock Market Composite Index

ASSUMES $100 INVESTED ON DECEMBER 26, 2009
ASSUMES DIVIDENDS REINVESTED

	December 26,	December 25,	December 31,	December 29,	December 28,	December 27,
	2009	2010	2011	2012	2013	2014
Henry Schein, Inc.	$100.00	$117.26	$121.54	$150.84	$215.86	$259.18

Dow Jones U.S. Health
Care Index	100.00	104.21	115.67	136.27	195.44	249.11

NASDAQ Stock Market
Composite Index	100.00	117.73	116.21	133.81	190.31	222.69

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 27, 2014, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 27,	December 28,	December 29,	December 31,	December 25,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Income Statement Data:
Net sales	$10,371,390	$9,560,647	$8,939,967	$8,530,242	$7,526,790
Gross profit	2,911,315	2,656,014	2,507,513	2,418,055	2,170,876
Selling, general and administrative expenses	2,196,173	1,978,960	1,873,360	1,835,906	1,637,460
Restructuring costs (1)	-	-	15,192	-	12,285
Operating income	715,142	677,054	618,961	582,149	521,131
Other expense, net (2)	(5,830)	(12,360)	(14,773)	(12,842)	(19,096)
Income before taxes and equity in earnings
of affiliates	709,312	664,694	604,188	569,307	502,035
Income taxes (3)	(215,610)	(190,891)	(187,858)	(180,212)	(160,069)
Equity in earnings of affiliates	11,734	10,194	7,058	15,561	10,165
Loss on sale of equity investment (4)	-	(12,535)	-	-	-
Net income	505,436	471,462	423,388	404,656	352,131
Less: Net income attributable to
noncontrolling interests	(39,359)	(39,908)	(35,312)	(36,995)	(26,342)
Net income attributable to Henry Schein, Inc.	$466,077	$431,554	$388,076	$367,661	$325,789

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$5.53	$5.02	$4.44	$4.08	$3.62
Diluted	5.44	4.93	4.32	3.97	3.49

Weighted-average common shares outstanding:
Basic	84,265	85,926	87,499	90,120	90,097
Diluted	85,740	87,622	89,823	92,620	93,268

	Years ended
	December 27,	December 28,	December 29,	December 31,	December 25,
	2014	2013	2012	2011	2010
	(in thousands)

Net Sales by Market Data:
Health care distribution (5):
Dental	$5,381,215	$4,997,972	$4,774,482	$4,764,898	$4,415,469
Animal health	2,898,612	2,599,461	2,321,151	2,010,270	1,537,370
Medical	1,742,685	1,643,167	1,560,921	1,504,454	1,373,999
Total health care distribution	10,022,512	9,240,600	8,656,554	8,279,622	7,326,838
Technology and value-added services (6)	348,878	320,047	283,413	250,620	199,952
Total	$10,371,390	$9,560,647	$8,939,967	$8,530,242	$7,526,790

	As of
	December 27,	December 28,	December 29,	December 31,	December 25,
	2014	2013	2012	2011	2010
	(in thousands)

Balance Sheet data:
Total assets	$6,138,807	$5,624,636	$5,333,997	$4,740,144	$4,547,471
Long-term debt	542,776	450,233	488,121	363,524	395,309
Redeemable noncontrolling interests	564,527	497,539	435,175	402,050	304,140
Stockholders' equity	2,816,445	2,788,001	2,615,864	2,433,623	2,412,957

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

(6)
Consists of practice management software and other value-added products, which are distributed primarily to health care providers, and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 82 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 17,500 people (of which approximately 8,000 are based outside the United States) and have operations or affiliates in 28 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.

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

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is highly fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2014 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

According to the U.S. Census Bureau’s International Data Base, in 2014 there were more than six million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services.  By the year 2050, that number is projected to nearly triple to approximately 18 million.  The population aged 65 to 84 years is projected to increase over 60% during the same time period.

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

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services.  Also, many of these laws and regulations are subject to change and may impact our financial performance.  In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust and other laws and regulations.  Failure to comply with law or regulations could have a material adverse effect on our business.

Health Care Reform

The United States Health Care Reform law adopted through the March 2010 enactment of the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act increased federal oversight of private health insurance plans and included a number of provisions designed to reduce Medicare expenditures and the cost of health care generally, to reduce fraud and abuse, and to provide access to increased health coverage.

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  The Healthcare Reform Law has also materially expanded the number of individuals in the United States with health insurance.  However, litigation is pending, including before the Supreme Court of the United States, which could result in the invalidation of some of or all of the law or the manner in which it has been interpreted, and the reduction in the expansion of health insurance coverage.  There has also been an effort by the party in control of Congress to repeal some or all of the law.  The uncertain status of the Healthcare Reform Law affects our ability to plan.

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

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain of such state laws in addition to Physician Payment Sunshine Act reporting, and some of these state laws are also ambiguous.  We completed the initial Physician Payment Sunshine Act submission to CMS due March 31, 2014, covering the period August 1 to December 31, 2013, which was released to the public September 1, 2014.  Beginning from 2014 and each year thereafter, data collection for each calendar year must be submitted by March 31 of the subsequent year.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements (and similar foreign requirements), our compliance with the new final rule (and similar foreign requirements) imposes additional costs on us.

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

The United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years.

Failure to comply with fraud and abuse laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business.  Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.  Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.  In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of noncompliance.

While we believe that we are substantially compliant with applicable fraud and abuse laws and regulations, and have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.

Operating and Security Standards

The Federal Food, Drug, and Cosmetic Act (“FDC Act”) and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.

The Federal Drug Quality and Security Act of 2013 brings about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law began to take effect in January 2015, and on that date specific product tracing requirements for manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect, although the FDA, in a Final Guidance issued on December 23, 2014, stated that in order to minimize possible disruptions in the distribution of prescription drugs in the United States, it would not take action for noncompliance with these track and trace requirements prior to May 1, 2015.  These new product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.  Also in January 2015, the DSCSA required manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product, and handle it accordingly.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  Wholesalers and 3PLs are also required to submit annual reports to the FDA beginning on January 1, 2015, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by Federal law in this area.  Current state licensing requirements will likely remain in effect until the FDA issues new regulations as directed by the DSCSA.

We are in the process of analyzing the impact of the DSCSA on our business.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has developed policies on regulating clinical decision support tools and other types of software as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

Certain of our businesses involve access to personal health, medical, financial and other information of individuals, and are accordingly directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”).  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws and regulations can result in substantial penalties and other liabilities.

In addition, federal initiatives are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for eligible health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“Stage 1”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with more demanding “Stage 2” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists).

Recognizing difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS published a final rule on September 4, 2014 that adds flexibility to the manner in which physicians, dentists and others may demonstrate meaningful use of EHR by extending through the 2014 reporting period the ability, in certain circumstances, to use 2011 edition-certified technology to attest to meaningful use, rather than requiring the use of 2014 edition-certified technology.  The rule also delays for one year implementation of more rigorous “Stage 3” measures, and under this rule eligible health professionals (including physicians and dentists) would begin Stage 3 in calendar year 2017, as to which regulations are to be proposed in Spring 2015.  In addition, also in recognition of difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS has specifically recognized that a hardship exemption may be granted, among other reasons, where the provider’s failure to demonstrate meaningful use was caused by its EHR vendor’s failure to timely obtain 2014 certification for its EHR technology, and extended the deadline for health care professionals to file hardship exemption applications from July 1, 2014 to November 30, 2014.  On January 29, 2015, CMS announced an intent to engage in further rulemaking under the EHR incentive program to redress the Stage 2 reporting burden on providers.  Among other things, the new rule, expected in the Spring of 2015, will tie EHR reporting to a calendar year, modify other aspects of the program and shorten the EHR reporting period in 2015 to 90 days.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with, and are affected by, these evolving governmental criteria.

Also, HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM.  They were originally to be implemented on October 1, 2013 (and CMS delayed the implementation date until October 1, 2014), but as part of the Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, Congress prohibited the Secretary of Health and Human Services from implementing ICD-10-CM any earlier than October 1, 2015.  CMS published a final rule on August 4, 2014 adopting the October 1, 2015 compliance date and requiring the use of ICD-9-CM code sets through September 30, 2015, and there is no suggestion that implementation will be further delayed.  Certain of our businesses provide electronic practice management products that must meet those requirements, and while we believe that we are prepared to timely adopt the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting this product.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 27, 2014, December 28, 2013 and December 29, 2012 (in thousands):

	Years Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Operating results:
Net sales	$10,371,390	$9,560,647	$8,939,967
Cost of sales	7,460,075	6,904,633	6,432,454
Gross profit	2,911,315	2,656,014	2,507,513
Operating expenses:
Selling, general and administrative	2,196,173	1,978,960	1,873,360
Restructuring costs	-	-	15,192
Operating income	$715,142	$677,054	$618,961

Other expense, net	$(5,830)	$(12,360)	$(14,773)
Net income	505,436	471,462	423,388
Net income attributable to Henry Schein, Inc.	466,077	431,554	388,076

	Years Ended
	December 27,	December 28,	December 29,
	2014	2013	2012

Cash flows:
Net cash provided by operating activities	$592,504	$664,175	$408,099
Net cash used in investing activities	(516,639)	(266,605)	(269,604)
Net cash used in financing activities	(154,647)	(335,974)	(170,601)

Plans of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  At this time, we are unable to make a determination of the estimated amount or range of amounts to be included for each major type of cost associated with this restructuring (including associated cash expenditures).  We will provide further details in a future Securities and Exchange Commission filing at such time as we are able to determine the costs we expect to incur in connection with this restructuring.

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

2014 Compared to 2013

Net Sales

Net sales for 2014 and 2013 were as follows (in thousands):

			% of		% of	Increase
		2014	Total	2013	Total	$	%
Health care distribution (1):
	Dental	$5,381,215	51.9%	$4,997,972	52.3%	$383,243	7.7%
	Animal health	2,898,612	27.9	2,599,461	27.2	299,151	11.5
	Medical	1,742,685	16.8	1,643,167	17.2	99,518	6.1
	Total health care distribution	10,022,512	96.6	9,240,600	96.7	781,912	8.5
Technology and value-added services (2)		348,878	3.4	320,047	3.3	28,831	9.0
	Total	$10,371,390	100.0%	$9,560,647	100.0%	$810,743	8.5

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other
	services.

The $810.7 million, or 8.5%, increase in net sales for the year ended December 27, 2014 includes an increase of 8.6% local currency growth (4.6% increase in internally generated revenue and 4.0% growth from acquisitions) as well as a decrease of 0.1% related to foreign currency exchange.

The $383.2 million, or 7.7%, increase in dental net sales for the year ended December 27, 2014 includes an increase of 8.2% in local currencies (3.3% increase in internally generated revenue and 4.9% growth from acquisitions) as well as a decrease of 0.5% related to foreign currency exchange.  The 8.2% increase in local currency sales was due to increases in dental equipment sales and service revenues of 6.8% (3.3% increase in internally generated revenue and 3.5% growth from acquisitions) and dental consumable merchandise sales growth of 8.7% (3.3% increase in internally generated revenue and 5.4% growth from acquisitions).

The $299.2 million, or 11.5%, increase in animal health net sales for the year ended December 27, 2014 includes an increase of 11.2% local currency growth (6.3% increase in internally generated revenue and 4.9% growth from acquisitions) as well as an increase of 0.3% related to foreign currency exchange.

The $99.5 million, or 6.1%, increase in medical net sales for the year ended December 27, 2014 includes an increase of 6.0% local currency growth (5.9% increase in internally generated revenue and 0.1% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.

The $28.8 million, or 9.0%, increase in technology and value-added services net sales for the year ended December 27, 2014 includes an increase of 8.8% local currency growth (5.7% increase in internally generated revenue and 3.1% growth from acquisitions) as well as an increase of 0.2% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2014 and 2013 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2014	Margin %	2013	Margin %	$	%
Health care distribution	$2,680,190	26.7%	$2,451,334	26.5%	$228,856	9.3%
Technology and value-added services	231,125	66.2	204,680	64.0	26,445	12.9
Total	$2,911,315	28.1	$2,656,014	27.8	$255,301	9.6

Gross profit increased $255.3 million, or 9.6%, for the year ended December 27, 2014 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $228.9 million, or 9.3%, for the year ended December 27, 2014 compared to the prior year period.  Health care distribution gross profit margin increased to 26.7% for the year ended December 27, 2014 from 26.5% for the comparable prior year period.  The slight increase in our health care distribution gross profit margin reflects stable margins in each of the segment’s operating units.

Technology and value-added services gross profit increased $26.4 million, or 12.9%, for the year ended December 27, 2014 compared to the prior year period.  Technology and value-added services gross profit margin increased to 66.2% for the year ended December 27, 2014 from 64.0% for the comparable prior year period, primarily due to changes in the product sales mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2014 and 2013 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2014	Net Sales	2013	Net Sales	$	%
Health care distribution	$2,068,419	20.6%	$1,860,670	20.1%	$207,749	11.2%
Technology and value-added services	127,754	36.6	118,290	37.0	9,464	8.0
Total	$2,196,173	21.2	$1,978,960	20.7	$217,213	11.0

Selling, general and administrative expenses increased $217.2 million, or 11.0%, for the year ended December 27, 2014 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses increased to 21.2% from 20.7% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $118.6 million, or 9.3%, for the year ended December 27, 2014 from the comparable prior year period.  As a percentage of net sales, selling expenses increased to 13.4% from 13.3% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $98.6 million, or 13.9%, for the year ended December 27, 2014 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.8% from 7.4% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2014 and 2013 was as follows (in thousands):

			Variance
	2014	2013	$	%
Interest income	$13,655	$12,853	$802	6.2%
Interest expense	(24,057)	(27,538)	3,481	12.6
Other, net	4,572	2,325	2,247	96.6
Other expense, net	$(5,830)	$(12,360)	$6,530	52.8

Other expense, net decreased $6.5 million to $5.8 million for the year ended December 27, 2014 from the comparable prior year period.  Interest income increased $0.8 million.  Interest expense decreased $3.5 million primarily due to the $6.2 million accelerated amortization of deferred financing costs resulting from the early repayment of our Henry Schein Animal Health (“HSAH”) debt during February 2013, partially offset by an increase in borrowings under our bank credit lines and our private placement facilities.  Other, net increased by $2.2 million due primarily to a contractual payment from an animal health supplier in Europe related to a change to a non-exclusive sales model.

Income Taxes

For the year ended December 27, 2014, our effective tax rate was 30.4% compared to 28.7% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes for the year ended December 28, 2013 included a $13.4 million reduction of the valuation allowance which was based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Absent the effects of the reduction of this valuation allowance in the third quarter of 2013, our effective tax rate for the year ended December 28, 2013 would have been 30.7% as compared to our actual effective tax rate of 28.7%.  The remaining difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.  For 2015, we expect our effective tax rate to be in the range of 30%.

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

Net Income

Net income increased $34.0 million, or 7.2%, for the year ended December 27, 2014, compared to the prior year period due to the factors noted above.

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

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other
	services.

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

Other expense, net decreased $2.4 million to $12.4 million for the year ended December 28, 2013 from the comparable prior year period.  Interest income decreased $0.5 million primarily due to lower investment income.  Interest expense decreased $3.4 million primarily due to a reduction in borrowings under our HSAH debt, partially offset by an increase in borrowings under our private placement facilities and increased borrowings based on the securitization of our U.S. trade accounts receivable.  Other, net decreased by $0.4 million due primarily to the impact of foreign currency exchange.

Income Taxes

For the year ended December 28, 2013, our effective tax rate was 28.7% compared to 31.1% for the prior year period.  During the third quarter of 2013, we concluded that it is more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, will be realized.  As a result, our provision for income taxes for the year ended December 28, 2013 included a $13.4 million reduction of the valuation allowance which was based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

Absent the effects of the reduction of this valuation allowance in the third quarter of 2013, our effective tax rate for the year ended December 28, 2013 would have been 30.7% as compared to our actual effective tax rate of 28.7% The remaining difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

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

Net Income

Net income increased $48.1 million, or 11.4%, for the year ended December 28, 2013 compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $592.5 million for the year ended December 27, 2014, compared to $664.2 million for the prior year.  The net change of $71.7 million was primarily attributable to unfavorable working capital changes, partially offset by net income improvements.  The prior year’s change in working capital was favorably affected by reductions in inventory related to the medical device excise tax.

Net cash used in investing activities was $516.6 million for the year ended December 27, 2014, compared to $266.6 million for the prior year.  The net change of $250.0 million was primarily due to increased payments for equity investments and business acquisitions and increased purchases of fixed assets.

Net cash used in financing activities was $154.6 million for the year ended December 27, 2014, compared to $336.0 million for the prior year.  The net change of $181.4 million was primarily due to decreased net payments for long-term debt, partially offset by an increase in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 27,	December 28,
	2014	2013
Cash and cash equivalents	$89,474	$188,616
Working capital	1,133,055	1,284,002

Debt:
Bank credit lines	$182,899	$29,508
Current maturities of long-term debt	5,815	5,441
Long-term debt	542,776	450,233
Total debt	$731,490	$485,182

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 39.9 days as of December 27, 2014 from 40.0 days as of December 28, 2013.  During the years ended December 27, 2014 and December 28, 2013, we wrote off approximately $8.1 million and $8.3 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations remained constant at 5.9 as of December 27, 2014 compared to the comparable prior year period.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 2.3%), as well as operating and capital lease obligations, inventory purchase commitments and fixed asset obligations as of December 27, 2014:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$19,170	$205,293	$59,718	$346,259	$630,440
Inventory purchase commitments	215,148	594,592	594,469	889,600	2,293,809
Operating lease obligations	78,898	106,755	63,397	80,778	329,828
Capital lease obligations, including interest	1,782	2,502	1,420	2,814	8,518
Fixed asset purchase commitments	4,766	-	-	-	4,766

Total	$319,764	$909,142	$719,004	$1,319,451	$3,267,361

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017, however, on September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of December 27, 2014.  As of December 27, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of December 27, 2014, we had various other short-term bank credit lines available, of which $182.9 million was outstanding.  At December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.26%.  In July 2014, we extended credit lines with various financial institutions for an additional year.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  On September 22, 2014, we increased our available private placement facilities by $200 million to a total facility amount of $975 million, and extended the expiration date to September 22, 2017.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 22, 2017.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of December 27, 2014 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at HSAH during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On September 22, 2014, we extended the expiration date of this facility agreement to April 15, 2017.  The borrowings outstanding under this securitization facility were $150.0 million as of December 27, 2014.  At December 27, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

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

Long-term debt

Long-term debt consisted of the following:

	December 27,	December 28,
	2014	2013
Private placement facilities	$350,000	$250,000
U.S. trade accounts receivable securitization	150,000	160,000
Notes payable to banks at a weighted-average interest rate of 8.5%	30	73
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.17% to 5.41%	41,259	44,091
Capital lease obligations (see Note 17)	7,302	1,510
Total	548,591	455,674
Less current maturities	(5,815)	(5,441)
Total long-term debt	$542,776	$450,233

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

Stock repurchases

From June 21, 2004 through December 27, 2014, we repurchased approximately $1.4 billion, or 19,357,214 shares, under our common stock repurchase programs, with $299.9 million available as of December 27, 2014 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 are presented in the following table:

	December 27,	December 28,	December 29,
	2014	2013	2012
Balance, beginning of period	$497,539	$435,175	$402,050
Decrease in redeemable noncontrolling interests due to
redemptions	(105,383)	(9,028)	(23,637)
Increase in redeemable noncontrolling interests due to
business acquisitions	120,220	11,542	30,935
Net income attributable to redeemable noncontrolling interests	38,741	39,430	34,803
Dividends declared	(23,346)	(19,965)	(21,013)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(4,080)	(654)	904
Change in fair value of redeemable securities	40,836	41,039	53,769
Other adjustment to redeemable noncontrolling interests	-	-	(42,636)
Balance, end of period	$564,527	$497,539	$435,175

Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital.  Future reductions in the carrying amounts are subject to a floor amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded.  The recorded value of the redeemable noncontrolling interests cannot go below the floor level.  These adjustments do not impact the calculation of earnings per share.

Additionally, some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  Any adjustments to these accrual amounts are recorded in our consolidated statement of income.

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $80.6 million as of December 27, 2014.

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

Revenue derived from the sale of consumable products is recognized when products are shipped or made available to customers. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating the completion of the earnings process because we have no post-shipment obligations, the product price is fixed and determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

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

We test goodwill impairment under the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we consider in developing our qualitative assessment include:

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

For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, the results of our goodwill impairment analysis did not result in any impairments.

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

Long-Lived Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows to be derived from such assets.

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

Stock-Based Compensation

We measure stock-based compensation at the grant date, based on the estimated fair value of the award.  Prior to March 2009, awards principally included a combination of at-the-money stock options and restricted stock/units.  Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.

We estimated the fair value of stock options using the Black-Scholes valuation model which required us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields.

Grants of restricted stock/units are stock-based awards granted to recipients with specified vesting provisions.  In the case of restricted stock, common stock is delivered on the date of grant, subject to vesting conditions.  In the case of restricted stock units, common stock is generally delivered on or following satisfaction of vesting conditions.  Prior to February 2014, we issued restricted stock/units that vest solely based on the recipient’s continued service over time (primarily four-year cliff) and restricted stock/units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).  Since February 2014, we have issued restricted stock/units that vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting under our 2013 Stock Incentive Plan and primarily 13-month cliff vesting under our 1996 Non-Employee Director Stock Incentive Plan) and restricted stock/units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting under our 2013 Stock Incentive Plan).

With respect to time-based restricted stock/units, we estimate the fair value on the date of grant based on our closing stock price.  With respect to performance-based restricted stock/units, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a three-year period as determined by the Compensation Committee of the Board of Directors.  Although there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock/units based on our closing stock price at time of grant.  Adjustments to the performance-based restricted stock/units targets are provided for significant events such as acquisitions, divestitures, new business ventures, share repurchases and certain foreign exchange fluctuations.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined.

Although we believe our judgments, estimates and/or assumptions related to stock-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could materially affect our financial results.

Recently Issued Accounting Standards

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

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

As of December 27, 2014, we have foreign currency exchange agreements, which expire through July 29, 2015, which include a mark-to-market gain of $1.2 million as determined by quoted market prices.  A hypothetical 5% change in the value of the U.S. dollar would change the notional value of our foreign currency exchange agreements by a reduction $0.1 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 27, 2014 and December 28, 2013 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 27, 2014 and December 28, 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 27, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
February 11, 2015

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 27,	December 28,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$89,474	$188,616
Accounts receivable, net of reserves of $80,671 and $78,298	1,127,517	1,055,216
Inventories, net	1,327,796	1,250,403
Deferred income taxes	56,591	63,865
Prepaid expenses and other	311,788	276,565
Total current assets	2,913,166	2,834,665
Property and equipment, net	311,496	275,888
Goodwill	1,884,123	1,635,005
Other intangibles, net	643,736	417,133
Investments and other	386,286	461,945
Total assets	$6,138,807	$5,624,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$860,996	$824,495
Bank credit lines	182,899	29,508
Current maturities of long-term debt	5,815	5,441
Accrued expenses:
Payroll and related	237,511	216,629
Taxes	151,162	145,161
Other	341,728	329,429
Total current liabilities	1,780,111	1,550,663
Long-term debt	542,776	450,233
Deferred income taxes	253,118	198,674
Other liabilities	181,830	139,526
Total liabilities	2,757,835	2,339,096

Redeemable noncontrolling interests	564,527	497,539
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
84,008,537 outstanding on December 27, 2014 and
85,622,452 outstanding on December 28, 2013	840	856
Additional paid-in capital	265,363	318,225
Retained earnings	2,642,523	2,398,267
Accumulated other comprehensive income (loss)	(95,132)	67,849
Total Henry Schein, Inc. stockholders' equity	2,813,594	2,785,197
Noncontrolling interests	2,851	2,804
Total stockholders' equity	2,816,445	2,788,001
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$6,138,807	$5,624,636

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended
	December 27,	December 28,	December 29,
	2014	2013	2012

Net sales	$10,371,390	$9,560,647	$8,939,967
Cost of sales	7,460,075	6,904,633	6,432,454
Gross profit	2,911,315	2,656,014	2,507,513
Operating expenses:
Selling, general and administrative	2,196,173	1,978,960	1,873,360
Restructuring costs	-	-	15,192
Operating income	715,142	677,054	618,961
Other income (expense):
Interest income	13,655	12,853	13,394
Interest expense	(24,057)	(27,538)	(30,902)
Other, net	4,572	2,325	2,735
Income before taxes and equity in earnings of affiliates	709,312	664,694	604,188
Income taxes	(215,610)	(190,891)	(187,858)
Equity in earnings of affiliates	11,734	10,194	7,058
Loss on sale of equity investment	-	(12,535)	-
Net income	505,436	471,462	423,388
Less: Net income attributable to noncontrolling interests	(39,359)	(39,908)	(35,312)
Net income attributable to Henry Schein, Inc.	$466,077	$431,554	$388,076

Earnings per share attributable to Henry Schein, Inc.:

Basic	$5.53	$5.02	$4.44
Diluted	$5.44	$4.93	$4.32

Weighted-average common shares outstanding:
Basic	84,265	85,926	87,499
Diluted	85,740	87,622	89,823

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	December 27,	December 28,	December 29,
	2014	2013	2012

Net income	$505,436	$471,462	$423,388

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(157,698)	9,474	33,347

Unrealized gain (loss) from foreign currency hedging activities	(2,337)	95	2,865

Unrealized investment gain (loss)	379	(100)	414

Pension adjustment gain (loss)	(7,441)	4,871	(5,451)

Other comprehensive income (loss), net of tax	(167,097)	14,340	31,175
Comprehensive income	338,339	485,802	454,563
Comprehensive income attributable to noncontrolling interests:
Net income	(39,359)	(39,908)	(35,312)
Foreign currency translation (gain) loss	4,116	654	(904)

Comprehensive income attributable to noncontrolling interests	(35,243)	(39,254)	(36,216)

Comprehensive income attributable to Henry Schein, Inc.	$303,096	$446,548	$418,347

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 31, 2011	89,928,082	$899	$401,262	$2,007,477	$22,584	$1,401	$2,433,623
Net income (excluding $34,803 attributable to Redeemable
noncontrolling interests)	-	-	-	388,076	-	509	388,585
Foreign currency translation gain (excluding $904
attributable to Redeemable noncontrolling interests)	-	-	-	-	32,443	-	32,443
Unrealized gain from foreign currency hedging activities,
net of tax of $654	-	-	-	-	2,865	-	2,865
Unrealized investment gain, net of tax of $310	-	-	-	-	414	-	414
Pension adjustment loss, net of tax benefit of $2,187	-	-	-	-	(5,451)	-	(5,451)
Dividends paid	-	-	-	-	-	(430)	(430)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	(1,189)	-	-	799	(390)
Change in fair value of redeemable securities	-	-	(53,769)	-	-	-	(53,769)
Repurchase and retirement of common stock	(3,937,054)	(39)	(88,196)	(211,648)	-	-	(299,883)
Stock issued upon exercise of stock options,
including tax benefit of $31,638	1,889,872	19	104,103	-	-	-	104,122
Stock-based compensation expense	277,339	3	37,310	-	-	-	37,313
Shares withheld for payroll taxes	(307,568)	(3)	(23,024)	-	-	-	(23,027)
Liability for cash settlement stock-based compensation awards	-	-	(551)	-	-	-	(551)

Balance, December 29, 2012	87,850,671	$879	$375,946	$2,183,905	$52,855	$2,279	$2,615,864

Net income (excluding $39,430 attributable to Redeemable
noncontrolling interests)	-	-	-	431,554	-	478	432,032
Foreign currency translation gain (excluding $654
attributable to Redeemable noncontrolling interests)	-	-	-	-	10,128	-	10,128
Unrealized gain from foreign currency hedging activities,
net of tax benefit of $26	-	-	-	-	95	-	95
Unrealized investment loss, net of tax benefit of $66	-	-	-	-	(100)	-	(100)
Pension adjustment gain, net of tax of $1,336	-	-	-	-	4,871	-	4,871
Dividends paid	-	-	-	-	-	(487)	(487)
Other adjustments	-	-	(90)	-	-	-	(90)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	534	534
Change in fair value of redeemable securities	-	-	(41,039)	-	-	-	(41,039)
Repurchase and retirement of common stock	(3,072,942)	(31)	(83,028)	(217,192)	-	-	(300,251)
Stock issued upon exercise of stock options,
including tax benefit of $18,410	743,651	7	53,955	-	-	-	53,962
Stock-based compensation expense	349,804	3	35,524	-	-	-	35,527
Shares withheld for payroll taxes	(248,732)	(2)	(22,498)	-	-	-	(22,500)
Liability for cash settlement stock-based compensation awards	-	-	(545)	-	-	-	(545)

Balance, December 28, 2013	85,622,452	$856	$318,225	$2,398,267	$67,849	$2,804	$2,788,001

Net income (excluding $38,741 attributable to Redeemable
noncontrolling interests)	-	-	-	466,077	-	618	466,695
Foreign currency translation loss (excluding $4,080
attributable to Redeemable noncontrolling interests)	-	-	-	-	(153,582)	(36)	(153,618)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $155	-	-	-	-	(2,337)	-	(2,337)
Unrealized investment gain, net of tax of $250	-	-	-	-	379	-	379
Pension adjustment loss, net of tax benefit of $2,781	-	-	-	-	(7,441)	-	(7,441)
Dividends paid	-	-	-	-	-	(544)	(544)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	744	-	-	9	753
Change in fair value of redeemable securities	-	-	(40,836)	-	-	-	(40,836)
Repurchase and retirement of common stock	(2,528,209)	(25)	(78,143)	(221,821)	-	-	(299,989)
Stock issued upon exercise of stock options,
including tax benefit of $11,161	637,014	6	42,646	-	-	-	42,652
Stock-based compensation expense	464,124	5	45,871	-	-	-	45,876
Shares withheld for payroll taxes	(186,844)	(2)	(22,570)	-	-	-	(22,572)
Liability for cash settlement stock-based compensation awards	-	-	(574)	-	-	-	(574)

Balance, December 27, 2014	84,008,537	$840	$265,363	$2,642,523	$(95,132)	$2,851	$2,816,445

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 27,	December 28,	December 29,
	2014	2013	2012

Cash flows from operating activities:
Net income	$505,436	$471,462	$423,388
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	152,238	128,035	125,322
Accelerated amortization of deferred financing costs	-	6,203	-
Loss on sale of equity investment	-	12,535	-
Stock-based compensation expense	45,876	35,527	37,313
Provision for losses on trade and other accounts receivable	4,619	5,189	4,407
Provision for (benefit from) deferred income taxes	4,699	(11,514)	10,072
Equity in earnings of affiliates	(11,734)	(10,194)	(7,058)
Distributions from equity affiliates	15,727	16,529	14,499
Changes in unrecognized tax benefits	22,597	10,500	13,500
Other	3,303	10,290	693
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(81,441)	(45,110)	(73,925)
Inventories	(71,899)	(48,087)	(193,585)
Other current assets	(40,407)	15,747	(62,390)
Accounts payable and accrued expenses	43,490	67,063	115,863
Net cash provided by operating activities	592,504	664,175	408,099

Cash flows from investing activities:
Purchases of fixed assets	(82,116)	(60,215)	(51,237)
Payments related to equity investments and business
acquisitions, net of cash acquired	(424,283)	(182,363)	(220,238)
Payments related to sale of equity investment	-	(13,364)	-
Proceeds from sales of available-for-sale securities	-	-	9,225
Proceeds from maturities of available-for-sale securities	3,250	-	-
Other	(13,490)	(10,663)	(7,354)
Net cash used in investing activities	(516,639)	(266,605)	(269,604)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	152,641	2,175	(32,185)
Proceeds from issuance of long-term debt	314,787	678,781	155,132
Debt issuance costs	(687)	(1,372)	(1,482)
Principal payments for long-term debt	(228,407)	(729,977)	(40,722)
Proceeds from issuance of stock upon exercise of stock options	31,491	35,553	72,485
Payments for repurchases of common stock	(299,989)	(300,251)	(299,883)
Excess tax benefits related to stock-based compensation	5,886	8,141	17,819
Distributions to noncontrolling shareholders	(24,986)	(19,224)	(21,284)
Acquisitions of noncontrolling interests in subsidiaries	(105,383)	(9,800)	(20,481)
Net cash used in financing activities	(154,647)	(335,974)	(170,601)

Effect of exchange rate changes on cash and cash equivalents	(20,360)	4,940	6,902
Net change in cash and cash equivalents	(99,142)	66,536	(25,204)
Cash and cash equivalents, beginning of period	188,616	122,080	147,284
Cash and cash equivalents, end of period	$89,474	$188,616	$122,080

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

Note 1 – Significant Accounting Policies

Nature of Operations

We distribute health care products and services primarily to office-based health care practitioners with operations or affiliates in the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December.  The years ended December 27, 2014, December 28, 2013 and December 29, 2012 consisted of 52 weeks.

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

Revenue derived from the sale of consumable products is recognized when products are shipped or made available to customers. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating the completion of the earnings process because we have no post-shipment obligations, the product price is fixed and determinable, collection of the resulting receivable is reasonably assured and product returns are reasonably estimable.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.  Outstanding checks in excess of funds on deposit of $50.4 million and $39.6 million, primarily related to payments for inventory, were classified as accounts payable as of December 27, 2014 and December 28, 2013.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs were $78.4 million, $69.1 million and $64.5 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses were $18.4 million, $12.2 million and $10.4 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 27, 2014 and December 28, 2013, we had $4.6 million and $3.9 million of deferred direct marketing expenses included in other current assets.

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

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists and non-compete agreements), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities.  The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; and estimated useful lives.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

We test goodwill for impairment under the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allows us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we consider in developing our qualitative assessment include:

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, the results of our goodwill impairment analysis did not result in any impairments.

Long-Lived Assets

Long-lived assets, other than goodwill and other indefinite-lived intangibles, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows to be derived from such assets.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs were $64.5 million, $62.2 million and $59.5 million for the years ended December 27, 2014, December 28, 2013 and December 29, 2012.

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

	December 27,	December 28,
	2014	2013
Land	$19,170	$19,981
Buildings and permanent improvements	119,057	112,514
Leasehold improvements	84,649	73,974
Machinery and warehouse equipment	98,551	71,129
Furniture, fixtures and other	121,485	118,806
Computer equipment and software	306,227	279,831
	749,139	676,235
Less accumulated depreciation	(437,643)	(400,347)
Property and equipment, net	$311,496	$275,888

Estimated Useful
Lives (in years)
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

Property and equipment related depreciation expense for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $57.6 million, $52.9 million and $52.2 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 27, 2014 and December 28, 2013 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 29, 2012	$1,452,761	$148,285	$1,601,046
Adjustments to goodwill:
Acquisitions	22,055	6,369	28,424
Foreign currency translation	4,361	1,174	5,535
Balance as of December 28, 2013	1,479,177	155,828	1,635,005
Adjustments to goodwill:
Acquisitions	279,400	24,457	303,857
Foreign currency translation	(48,023)	(6,716)	(54,739)
Balance as of December 27, 2014	$1,710,554	$173,569	$1,884,123

Other intangible assets consisted of the following:

	December 27, 2014			December 28, 2013
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$44,156	$(10,702)	$33,454	$44,162	$(9,666)	$34,496
Trademarks / trade names - definite lived	123,207	(41,301)	81,906	77,134	(27,794)	49,340
Trademarks / trade names - indefinite lived	3,287	-	3,287	3,717	-	3,717
Customer relationships and lists	616,367	(188,335)	428,032	478,852	(193,263)	285,589
Other	127,383	(30,326)	97,057	68,844	(24,853)	43,991
Total	$914,400	$(270,664)	$643,736	$672,709	$(255,576)	$417,133

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately 4.8 years as of December 27, 2014.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately 9.4 years as of December 27, 2014.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10.9 years as of December 27, 2014.

Amortization expense related to definite-lived intangible assets for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $89.6 million, $69.2 million and $68.5 million.  The annual amortization expense expected to be recorded for existing intangibles assets for the years 2015 through 2019 is $91.6 million, $86.3 million, $83.2 million, $77.4 million and $69.5 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 27,	December 28,
	2014	2013
Investment in unconsolidated affiliates	$261,471	$206,178
Non-current deferred foreign, state and local income taxes	57,254	48,470
Notes receivable (1)	18,095	10,836
Distribution rights and exclusivity agreements, net of amortization	3,157	3,321
Security deposits	2,639	3,341
Debt issuance costs, net of amortization	1,918	2,011
Acquisition related indemnification	13,471	13,880
Acquisition related loan receivable (2)	-	145,000
Other long-term assets	28,281	28,908
Total	$386,286	$461,945

(1)	Long-term notes receivable carry interest rates ranging from 2.15% to 12.0% and are due in varying installments through
December 31, 2020.

(2)	See Note 9 - Business Acquisitions, Divestiture and Other Transaction for additional details of the loan receivable from
BioHorizons, Inc.

Amortization expense related to other long-term assets for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $5.0 million, $6.0 million and $4.6 million.

Note 5 – Debt

Credit Facilities

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017, however, on September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of December 27, 2014.  As of December 27, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of December 27, 2014, we had various other short-term bank credit lines available, of which $182.9 million was outstanding.  At December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.26%.  In July 2014, we extended credit lines with various financial institutions for an additional year.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 5 – Debt – (Continued)

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into a new agreement with one insurance company and amending our existing agreements with two insurance companies.  On September 22, 2014, we increased our available private placement facilities by $200 million to a total facility amount of $975 million, and extended the expiration date to September 22, 2017.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 22, 2017.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of December 27, 2014 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health (“HSAH”) during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On September 22, 2014, we extended the expiration date of this facility agreement to April 15, 2017.  The borrowings outstanding under this securitization facility were $150.0 million as of December 27, 2014.  At December 27, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

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

Long-term debt

Long-term debt consisted of the following:

	December 27,	December 28,
	2014	2013
Private placement facilities	$350,000	$250,000
U.S. trade accounts receivable securitization	150,000	160,000
Notes payable to banks at a weighted-average interest rate of 8.5%	30	73
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.17% to 5.41%	41,259	44,091
Capital lease obligations (see Note 17)	7,302	1,510
Total	548,591	455,674
Less current maturities	(5,815)	(5,441)
Total long-term debt	$542,776	$450,233

As of December 27, 2014, the aggregate amounts of long-term debt, including capital lease obligations, maturing in each of the next five years and thereafter are as follows:

2015	$5,815
2016	11,225
2017	168,987
2018	30,959
2019	7,642
Thereafter	323,963
Total	$548,591

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 6 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 are presented in the following table:

	December 27,	December 28,	December 29,
	2014	2013	2012
Balance, beginning of period	$497,539	$435,175	$402,050
Decrease in redeemable noncontrolling interests due to
redemptions	(105,383)	(9,028)	(23,637)
Increase in redeemable noncontrolling interests due to
business acquisitions	120,220	11,542	30,935
Net income attributable to redeemable noncontrolling interests	38,741	39,430	34,803
Dividends declared	(23,346)	(19,965)	(21,013)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests	(4,080)	(654)	904
Change in fair value of redeemable securities	40,836	41,039	53,769
Other adjustment to redeemable noncontrolling interests	-	-	(42,636)
Balance, end of period	$564,527	$497,539	$435,175

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 27,	December 28,	December 29,
	2014	2013	2012
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(5,583)	$(1,503)	$(849)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(36)	$-	$-

Attributable to Henry Schein, Inc.:
Foreign currency translation gain (loss)	$(71,294)	$82,288	$72,160
Unrealized gain (loss) from foreign currency hedging activities	(1,055)	1,282	1,187
Unrealized investment loss	(136)	(515)	(415)
Pension adjustment loss	(22,647)	(15,206)	(20,077)
Accumulated other comprehensive income (loss)	$(95,132)	$67,849	$52,855

Total Accumulated other comprehensive income (loss)	$(100,751)	$66,346	$52,006

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 27,	December 28,	December 29,
	2014	2013	2012
Net income	$505,436	$471,462	$423,388

Foreign currency translation gain (loss)	(157,698)	9,474	33,347
Tax effect	-	-	-
Foreign currency translation gain (loss)	(157,698)	9,474	33,347

Unrealized gain (loss) from foreign currency hedging activities	(2,492)	69	3,519
Tax effect	155	26	(654)
Unrealized gain (loss) from foreign currency hedging activities	(2,337)	95	2,865

Unrealized investment gain (loss)	629	(166)	724
Tax effect	(250)	66	(310)
Unrealized investment gain (loss)	379	(100)	414

Pension adjustment gain (loss)	(10,222)	6,207	(7,638)
Tax effect	2,781	(1,336)	2,187
Pension adjustment gain (loss)	(7,441)	4,871	(5,451)
Comprehensive income	$338,339	$485,802	$454,563

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 7 – Comprehensive Income – (Continued)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 27,	December 28,	December 29,
	2014	2013	2012
Comprehensive income attributable to
Henry Schein, Inc.	$303,096	$446,548	$418,347
Comprehensive income attributable to
noncontrolling interests	582	478	509
Comprehensive income attributable to
Redeemable noncontrolling interests	34,661	38,776	35,707
Comprehensive income	$338,339	$485,802	$454,563

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

Debt

The fair value of our debt as of December 27, 2014 and December 28, 2013 was estimated at $731.5 million and $485.2 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 27, 2014 and December 28, 2013:

	December 27, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,472	$-	$2,472
Total assets	$-	$2,472	$-	$2,472

Liabilities:
Derivative contracts	$-	$1,307	$-	$1,307
Total liabilities	$-	$1,307	$-	$1,307

Redeemable noncontrolling interests	$-	$-	$564,527	$564,527

	December 28, 2013
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,235	$-	$1,235
Total assets	$-	$1,235	$-	$1,235

Liabilities:
Derivative contracts	$-	$1,142	$-	$1,142
Total liabilities	$-	$1,142	$-	$1,142

Redeemable noncontrolling interests	$-	$-	$497,539	$497,539

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions and Divestiture

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On December 30, 2013, we completed the acquisition of approximately 60% of the equity interest in BioHorizons, Inc., a U.S.-based manufacturer of advanced dental implants with annual revenues of approximately $115 million.  Prior to completion of the acquisition, we funded BioHorizons, Inc. $145 million, which was recorded as a long-term loan included in Investments and Other within our consolidated balance sheet at December 28, 2013.  This long-term loan was subsequently recorded as an intercompany loan upon completion of the acquisition and has been eliminated from our consolidated balance sheet as of December 27, 2014.  As a result of this acquisition, we recorded $143.7 million of initial goodwill.

On February 3, 2014, we completed the acquisition of 100% ownership of five businesses in three European countries from Arseus NV.  The businesses combine for annual sales of approximately $97 million and include a dental practice management software company in France and distributors of dental products in France, the Netherlands and Belgium.  As a result of this acquisition, we recorded $21.4 million of initial goodwill.

On April 2, 2014, we completed our previously announced acquisition of an 80% ownership position in Medivet S.A., a privately held distributor of animal health products and services in Poland.  Medivet has annual sales of approximately $80 million.  As a result of this acquisition, we recorded $18.7 million of initial goodwill.

On June 30, 2014, we completed our previously announced acquisition by our U.S. Animal Health business, Butler Animal Health Supply LLC, together with our wholly-owned subsidiary, W.A. Butler Company, of a 60% ownership position in SmartPak Equine, LLC (“SmartPak”), a privately held provider of equine supplements and horse supplies in the United States.  SmartPak had sales of approximately $105 million in 2013.  As a result of this acquisition, we recorded $59.7 million of initial goodwill.

On November 20, 2014, we entered into a long-term strategic agreement with Cardinal Health, Inc.  Under the terms of the agreement, the physician office-focused commercial organization of Cardinal Health’s Medical segment was acquired and will be consolidated into the commercial organization of our Medical Group.  The physician office sales team and physician office distribution business of Cardinal Health’s Medical segment, with annual sales of more than $300 million, will be integrated into our Medical Group.  Cardinal Health will provide transitional customer order fulfillment and distribution services on our behalf until integrated, which we expect to occur during the second quarter of 2015.  Additionally, we have committed to purchase Cardinal Health™ Brand products and utilize Cardinal Health as a primary source for various medical products.  There was no goodwill recorded on this transaction.

We completed certain other acquisitions during the year ended December 27, 2014, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $16.4 million of initial goodwill through preliminary purchase price allocations.  Total acquisition transaction costs incurred in the year ended December 27, 2014 were immaterial to our financial results.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions and Divestiture – (Continued)

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

Note 10 – Plans of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  At this time, we are unable to make a determination of the estimated amount or range of amounts to be included for each major type of cost associated with this restructuring (including associated cash expenditures).  We will provide further details in a future Securities and Exchange Commission filing at such time as we are able to determine the costs we expect to incur in connection with this restructuring.

During the year ended December 29, 2012, we incurred restructuring costs of approximately $15.2 million pre-tax ($0.12 per diluted share) consisting of employee severance pay and benefits related to the elimination of approximately 200 positions; facility closing costs, representing primarily lease terminations and property and equipment write-off costs; and outside professional and consulting fees directly related to the restructuring plan.  This restructuring program is complete and we do not expect any additional costs from this program.

The costs associated with these restructurings have been and will be included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2014, 2013 and 2012 fiscal years and the remaining accrued balance of restructuring costs as of December 27, 2014, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Total
Balance, December 31, 2011	$569	$551	$1,120
Provision	12,841	2,351	15,192
Payments and other adjustments	(11,584)	(1,671)	(13,255)
Balance, December 29, 2012	$1,826	$1,231	$3,057
Provision	-	-	-
Payments and other adjustments	(1,599)	(747)	(2,346)
Balance, December 28, 2013	$227	$484	$711
Provision	-	-	-
Payments and other adjustments	(107)	(183)	(290)
Balance, December 27, 2014	$120	$301	$421

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 10 – Plans of Restructuring – (Continued)

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during our 2014, 2013 and 2012 fiscal years and the remaining accrued balance of restructuring costs as of December 27, 2014:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 31, 2011	$1,120	$-	$1,120
Provision	14,981	211	15,192
Payments and other adjustments	(13,058)	(197)	(13,255)
Balance, December 29, 2012	$3,043	$14	$3,057
Provision	-	-	-
Payments and other adjustments	(2,332)	(14)	(2,346)
Balance, December 28, 2013	$711	$-	$711
Provision	-	-	-
Payments and other adjustments	(290)	-	(290)
Balance, December 27, 2014	$421	$-	$421

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Basic	84,265	85,926	87,499
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,475	1,696	2,324
Diluted	85,740	87,622	89,823

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Domestic	$543,433	$517,950	$466,457
Foreign	165,879	146,744	137,731
Total	$709,312	$664,694	$604,188

The provisions for income taxes were as follows:

	Years ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Current income tax expense:
U.S. Federal	$151,888	$139,253	$121,591
State and local	27,985	27,272	23,279
Foreign	31,038	35,880	32,916
Total current	210,911	202,405	177,786

Deferred income tax expense (benefit):
U.S. Federal	2,678	10,325	9,242
State and local	(1,958)	(4,531)	946
Foreign	3,979	(17,308)	(116)
Total deferred	4,699	(11,514)	10,072
Total provision	$215,610	$190,891	$187,858

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 27,	December 28,
	2014	2013
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	$31,429	$31,016
Uniform capitalization adjustments to inventories	10,061	7,318
Other current assets	10,025	21,351
Current deferred income tax asset (1)	51,515	59,685

Non-current deferred income tax asset (liability):
Property and equipment	(8,121)	(5,571)
Stock-based compensation	30,837	35,995
Intangibles amortization	(234,987)	(205,139)
Other non-current liabilities	(5,853)	(6,041)
Net operating losses of domestic subsidiaries	12,763	693
Net operating losses of foreign subsidiaries	37,133	45,254
Total non-current deferred tax liability	(168,228)	(134,809)
Valuation allowance for non-current deferred tax assets (2)	(27,636)	(16,285)
Net non-current deferred tax liability (1)	(195,864)	(151,094)
Net deferred income tax liability	$(144,349)	$(91,409)

(1)	Certain deferred tax amounts do not have a right of offset and are therefore reflected on a gross basis in current assets and non-current liabilities in our consolidated balance sheets.

(2)	Primarily relates to operating losses of acquired subsidiaries, the benefits of which are uncertain. Any future reductions of such valuation allowances will be reflected as a reduction of income tax expense in accordance with the provisions of
ASC Topic 805, “Business Combinations.”

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

As of December 27, 2014, we have federal net operating loss carryforwards of $37.2 million relating to our domestic subsidiaries, which can be used against future income through December 31, 2029.  As of December 27, 2014, we have state net operating loss carryforwards of $18.6 million relating to our domestic subsidiaries, which can be utilized against future state income through December 31, 2029.  As of December 27, 2014, we have foreign net operating loss carryforwards of $9.9 million, which can be utilized against future foreign income through December 31, 2021.  Additionally, as of December 27, 2014, there were foreign net operating loss carryforwards of $126.7 million that have an indefinite life.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Income tax provision at federal statutory rate	$248,260	$232,644	$211,466
State income tax provision, net of federal income tax effect	19,774	20,134	21,665
Foreign income tax benefit	(21,424)	(19,635)	(17,979)
Valuation allowance	(770)	(14,026)	1,502
Interest expense related to loans	(24,043)	(23,723)	(21,018)
Other	(6,187)	(4,503)	(7,778)
Total income tax provision	$215,610	$190,891	$187,858

For the year ended December 27, 2014, our effective tax rate was 30.4% compared to 28.7% for the prior year period.  During the third quarter of 2013, we concluded that it was more likely than not that certain deferred tax assets related to tax loss carryforwards originating outside the United States, which had been previously reserved, would be realized.  As a result, our provision for income taxes included a $13.4 million reduction of the valuation allowance which was based on an estimate of future taxable income available to be offset by the tax loss carryforwards.

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

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell, transfer or dispose of our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings because if we were to repatriate these earnings, we believe there would be various methods available to us, each with different U.S. tax consequences.  As of December 27, 2014, the cumulative amount of reinvested earnings was approximately $826.0 million.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The total amount of unrecognized tax benefits as of December 27, 2014 was approximately $80.6 million, of which $60.7 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $14.8 million and $0, respectively, as of December 27, 2014.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 2005 and forward for certain states and the years 2005 and forward for certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  We do not expect this to have a significant effect on our consolidated financial position, liquidity or the results of operations.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 27,	December 28,
	2014	2013
Balance, beginning of period	$43,200	$32,700
Additions based on current year tax positions	13,500	6,000
Additions based on prior year tax positions	13,400	9,600
Reductions based on prior year tax positions	(900)	(1,100)
Reductions resulting from settlements with taxing authorities	(1,700)	(800)
Reductions resulting from lapse in statutes of limitations	(1,700)	(3,200)
Balance, end of period	$65,800	$43,200

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas.  No single customer accounted for more than 0.8% of our net sales in 2014.  With respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 36% and 7%, respectively, of our aggregate purchases in 2014.

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

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 28 countries worldwide.

Our global technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.

The following tables present information about our reportable and operating segments:

		Years Ended
		December 27,	December 28,	December 29,
		2014	2013	2012
Net Sales:
	Health care distribution (1):
	Dental	$5,381,215	$4,997,972	$4,774,482
	Animal health	2,898,612	2,599,461	2,321,151
	Medical	1,742,685	1,643,167	1,560,921
	Total health care distribution	10,022,512	9,240,600	8,656,554
	Technology and value-added services (2)	348,878	320,047	283,413
	Total	$10,371,390	$9,560,647	$8,939,967

(1)	Consists of consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and
	generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.

(2)	Consists of practice management software and other value-added products, which are distributed primarily to health care providers,
	and financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other
	services.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

	Years ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Operating Income:
Health care distribution	$611,771	$590,664	$541,667
Technology and value-added services	103,371	86,390	77,294
Total	$715,142	$677,054	$618,961

Income before taxes and equity in earnings of affiliates:
Health care distribution	$609,619	$581,759	$529,236
Technology and value-added services	99,693	82,935	74,952
Total	$709,312	$664,694	$604,188

Depreciation and Amortization:
Health care distribution	$136,126	$113,670	$113,688
Technology and value-added services	16,112	14,365	11,634
Total	$152,238	$128,035	$125,322

Income Tax Expense:
Health care distribution	$185,649	$165,869	$165,346
Technology and value-added services	29,961	25,022	22,512
Total	$215,610	$190,891	$187,858

Interest Income:
Health care distribution	$13,585	$12,816	$13,293
Technology and value-added services	70	37	101
Total	$13,655	$12,853	$13,394

Interest Expense:
Health care distribution	$23,916	$27,375	$30,790
Technology and value-added services	141	163	112
Total	$24,057	$27,538	$30,902

Purchases of Fixed Assets:
Health care distribution	$74,955	$57,364	$47,057
Technology and value-added services	7,161	2,851	4,180
Total	$82,116	$60,215	$51,237

	As of
	December 27,	December 28,	December 29,
	2014	2013	2012
Total Assets:
Health care distribution	$5,741,160	$5,277,354	$5,001,188
Technology and value-added services	397,647	347,282	332,809
Total	$6,138,807	$5,624,636	$5,333,997

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

The following table presents information about our operations by geographic area as of and for the three years ended December 27, 2014.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2014		2013		2012
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$6,247,056	$1,771,719	$5,813,512	$1,272,683	$5,496,969	$1,313,866
Other	4,124,334	1,067,636	3,747,135	1,055,343	3,442,998	1,022,820
Consolidated total	$10,371,390	$2,839,355	$9,560,647	$2,328,026	$8,939,967	$2,336,686

Note 16 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $45.9 million ($31.9 million after-tax), $35.5 million ($24.6 million after-tax) and $37.3 million ($25.7 million after-tax) for the years ended December 27, 2014, December 28, 2013 and December 29, 2012.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, we presented $5.9 million, $8.1 million and $17.8 million of benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 27, 2014, December 28, 2013 and December 29, 2012.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 1996 Non-Employee Director Stock Incentive Plan, as amended (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock/units.  Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.  As of December 27, 2014, there were 31,229 shares authorized and 5,923 shares available to be granted under the 2013 Stock Incentive Plan and 800 shares authorized and 84 shares available to be granted under the 1996 Non-Employee Director Stock Incentive Plan.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

Grants of restricted stock/units are stock-based awards granted to recipients with specified vesting provisions.  In the case of restricted stock, common stock is delivered on the date of grant, subject to vesting conditions.  In the case of restricted stock units, common stock is generally delivered on or following satisfaction of vesting conditions.  Prior to February 2014, we issued restricted stock/units that vest solely based on the recipient’s continued service over time (primarily four-year cliff) and restricted stock/units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).  Since February 2014, we have issue restricted stock/units that vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting under our 2013 Stock Incentive Plan and primarily 13-month cliff vesting under our 1996 Non-Employee Director Stock Incentive Plan) and restricted stock/units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting under our 2013 Stock Incentive Plan).

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

The Plans provide for adjustments to the performance-based restricted stock/units targets for significant events such as acquisitions, divestitures, new business ventures, share repurchases and certain foreign exchange fluctuations.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

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

Stock-based compensation grants for the three years ended December 27, 2014 primarily consisted of restricted stock/unit grants.  Certain stock-based compensation granted may require us to settle in the form of a cash payment.  During the year ended December 27, 2014, we recorded a liability of $0.6 million relating to the grant date fair value of stock-based compensation to be settled in cash, as well as an expense of $0.7 million relating to the change in the fair value of these grants.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $119.45, $89.97 and $73.42 per share during the years ended December 27, 2014, December 28, 2013 and December 29, 2012.

Total unrecognized compensation cost related to non-vested awards as of December 27, 2014 was $84.5 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 27,		December 28,		December 29,
	2014		2013		2012

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	1,323	$51.53	2,138	$48.61	4,059	$44.53
Granted	-	-	-	-	-	-
Exercised	(639)	49.51	(815)	43.86	(1,890)	40.06
Forfeited	-	-	-	-	(31)	36.02
Outstanding at end of year	684	$53.41	1,323	$51.53	2,138	$48.61

Options exercisable at end of year	684	$53.41	1,323	$51.53	2,137	$48.62

During the years ended December 27, 2014, December 28, 2013 and December 29, 2012, we did not grant any stock options.

The following table represents the intrinsic values of:

	As of
	December 27,	December 28,	December 29,
	2014	2013	2012
Stock options outstanding	$57,421	$83,252	$67,044
Stock options exercisable	57,421	83,252	66,964

The total cash received as a result of stock option exercises for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was approximately $31.5 million, $35.6 million and $72.5 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 were $11.2 million, $18.4 million and $31.6 million.  We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

The total intrinsic value per share of restricted stock/units that vested was $119.36, $98.99 and $75.98 during the years ended December 27, 2014, December 28, 2013 and December 29, 2012.  The following table summarizes the status of our non-vested restricted stock/units for the year ended December 27, 2014:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	926	$70.70
Granted	177	119.32
Vested	(229)	57.69
Forfeited	(38)	86.47
Outstanding at end of period	836	$83.86	$137.39

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,078	$59.85
Granted	343	114.06
Vested	(264)	69.89
Forfeited	(30)	90.77
Outstanding at end of period	1,127	$77.19	$137.39

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 27, 2014, December 28, 2013 and December 29, 2012 amounted to $28.6 million, $25.3 million and $23.8 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged to operations during the years ended December 27, 2014, December 28, 2013 and December 29, 2012 amounted to $1.9 million, $4.1 million and $2.1 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain associated companies. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.  The amounts charged to operations during the years ended December 27, 2014, December 28, 2013 and December 29, 2012 were approximately $0.7 million, $1.1 million and $0.3 million, respectively.

Note 17 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2033.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 27, 2014 were:

2015	$78,898
2016	61,781
2017	44,974
2018	35,534
2019	27,863
Thereafter	80,778
Total minimum operating lease payments	$329,828

Total rental expense for the years ended December 27, 2014, December 28, 2013 and December 29, 2012 was $76.1 million, $70.8 million and $68.2 million.

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 27, 2014 were:

2015	$1,782
2016	1,435
2017	1,067
2018	803
2019	617
Thereafter	2,814
Total minimum capital lease payments	8,518
Less: Amount representing interest at 2.00% to 13.00%	(1,216)
Total present value of minimum capital lease payments	$7,302

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 17 – Commitments and Contingencies – (Continued)

Capital Expenditures

We sometimes enter into certain commitments regarding capital expenditures.  As of December 27, 2014, we have capital expenditure commitments of $4.8 million due within one year.

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 27, 2014 were:

2015	$215,148
2016	288,787
2017	305,805
2018	309,669
2019	284,800
Thereafter	889,600
Total minimum inventory purchase commitment payments	$2,293,809

Litigation

From time to time, we may become a party to legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations, and other matters arising out of the ordinary course of our business.  While the results of legal proceedings cannot be predicted with certainty, in our opinion pending matters are not currently anticipated to have a material adverse effect on our financial condition or results of operations.

As of December 27, 2014, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2015 through 2019 and thereafter of approximately $15.7 million, $3.1 million, $3.4 million, $0.4 million, $0.4 million and $1.7 million.  We also have lifetime consulting agreements that provide for current compensation of $0.5 million per year, increasing $25 every fifth year with the next increase in 2017.  In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	March 29,	June 28,	September 27,	December 27,
	2014	2014	2014	2014
Net sales	$2,430,159	$2,615,406	$2,623,729	$2,702,096
Gross profit	696,713	728,472	721,666	764,464
Operating income	157,268	180,844	174,088	202,942
Net income	110,128	127,117	124,236	143,955

Amounts attributable to
Henry Schein, Inc.:
Net income	102,099	116,236	114,776	132,966

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$1.20	$1.37	$1.36	$1.59
Diluted	1.18	1.35	1.34	1.56

	Quarters ended
	March 30,	June 29,	September 28,	December 28,
	2013 (1)	2013	2013 (2) (3)	2013
Net sales	$2,293,511	$2,391,810	$2,348,956	$2,526,370
Gross profit	646,991	669,856	639,647	699,520
Operating income	153,629	176,065	160,477	186,883
Net income	98,686	121,435	116,372	134,969

Amounts attributable to
Henry Schein, Inc.:
Net income	91,478	108,430	107,378	124,268

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$1.06	$1.26	$1.25	$1.46
Diluted	1.03	1.23	1.23	1.43

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

• fluctuations in the value of foreign currencies;

• restructuring costs; and

• changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly operating results to fluctuate.  If our operating results do not meet market expectations, our stock price may decline.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 19 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 27,	December 28,	December 29,
	2014	2013	2012
Interest	$22,285	$19,893	$23,358
Income taxes	208,272	146,593	196,765

There was approximately $3.3 million, $0.1 million and $8.3 million of debt assumed as a part of the acquisitions for the years ended December 27, 2014, December 28, 2013 and December 29, 2012, respectively.  Debt assumed during the year ended December 27, 2014  relates to the acquisitions of BioHorizons, Inc. and Medivet S.A., and debt assumed during the year ended December 29, 2012  primarily relates to the acquisition of C&M Vetlink.

For the years ended December 27, 2014, December 28, 2013 and December 29, 2012, we had $(2.5) million, $0.1 million and $3.5 million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 27, 2014 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of ongoing acquisition integrations and systems implementations undertaken during the quarter ended December 27, 2014 and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended December 27, 2014, we completed the acquisition of a medical business in North America with approximate aggregate annual revenues of $324.0 million.  In addition, post-acquisition integration related activities continued for our global dental and animal health businesses acquired during prior quarters, representing aggregate annual revenues of approximately $389.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.

System implementation activities were completed during the quarter ended December 27, 2014 for our Australian animal health business with approximate aggregate annual revenues of $292.0 million.   In addition, we completed systems implementation solutions for dental businesses within Europe with approximate aggregate annual revenues of $40.0 million.  Finally, systems implementation activities were also completed for new ERP systems that support our dental business in Thailand with approximate aggregate annual revenues of $18.0 million.

All acquisition integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 27, 2014.

The effectiveness of our internal control over financial reporting as of December 27, 2014 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 27, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 27, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 27, 2014 and December 28, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 27, 2014 and our report dated February 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
February 11, 2015

ITEM 9B.  Other Information.

None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors,” with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee,” with respect to corporate governance, in each case in our definitive 2015 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2014 Proxy Statement filed pursuant to Regulation 14A on April 14, 2014.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2015 Proxy Statement.

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

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the Sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2015 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  All active plans have been approved by our stockholders.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 27, 2014:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
Plan Category	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	683,759	$53.41	6,006,298
Plans Not Approved by Stockholders	-	-	-
Total	683,759	$53.41	6,006,298

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2015 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2015 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2015 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 60.

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
February 11, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 11, 2015
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 11, 2015
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 11, 2015
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 11, 2015
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 11, 2015
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 11, 2015
Barry J. Alperin

/s/ LAWRENCE S. BACOW, PH. D.	Director	February 11, 2015
Lawrence S. Bacow, Ph. D.

/s/ PAUL BRONS	Director	February 11, 2015
Paul Brons

/s/ DONALD J. KABAT	Director	February 11, 2015
Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 11, 2015
Philip A. Laskawy

/s/ NORMAN S. MATTHEWS	Director	February 11, 2015
Norman S. Matthews

/s/ CAROL RAPHAEL	Director	February 11, 2015
Carol Raphael

/s/ E. DIANNE REKOW	Director	February 11, 2015
E. Dianne Rekow

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 11, 2015
Bradley T. Sheares, Ph. D.

/s/ LOUIS W. SULLIVAN, MD	Director	February 11, 2015
Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, New York

The audits referred to in our report dated February 11, 2015 relating to the consolidated financial statements of Henry Schein, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, NY
February 11, 2015

Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 27, 2014:
Allowance for doubtful accounts,
sales returns and other	$78,298	$4,619	$5,828	$(8,074)	$80,671

Year ended December 28, 2013:
Allowance for doubtful accounts,
sales returns and other	$75,240	$5,189	$6,195	$(8,326)	$78,298

Year ended December 29, 2012:
Allowance for doubtful accounts,
sales returns and other	$65,853	$4,407	$13,305	$(8,325)	$75,240

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged to net sales primarily relate to increases in allowances for sales returns.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.

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

4.4
Amendment No. 1 to Master Note Facility, dated as of February 14, 2012, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)

Exhibits

4.5
Second Amendment to Master Note Facility, dated as of August 27, 2012, by and among us, New York Life Investment Management LLC and each NY Life affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 30, 2012.)

4.6
Letter Agreement dated as of September 22, 2014 amending the Master Note Facility, dated as of August 9, 2010, by and among us, NYL Investors LLC (as successor in interest to New York Life Investment Management LLC) and each NY Life affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 26, 2014.)

4.7
Private Shelf Agreement, dated as of August 9, 2010, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

4.8
Amendment to the Private Shelf Agreement, dated as of August 27, 2012, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 30, 2012.)

4.9
Letter Agreement dated as of September 22, 2014 amending the Private Shelf Agreement, dated as of August 9, 2010, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 26, 2014.)

10.1
Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007. (Incorporated by reference to Appendix A to our definitive 2007 Proxy Statement on Schedule 14A filed on April 10, 2007.)**

10.2
Amendment Number One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.3
Amendment Number Two to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.4
Amendment Number Three to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of February 23, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.5
Amendment Number Four to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.6
Amendment Number Five to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.7
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

Exhibits

10.8
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.9
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.10
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.11
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.12
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.13
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.14
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.15
Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.16
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.17
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

Exhibits

10.18
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.19
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.20
Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment Number One, effective as of May 25, 2004. (Incorporated by reference to Exhibit C to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

10.21
Amendment Number Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.22
Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010 filed on August 2, 2010.)**

10.23
Amendment Number Four to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of February 27, 2014. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.24
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of April 1, 2004 and January 1, 2005). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.25
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of May 25, 2004, January 1, 2005, May 10, 2010 and February 27, 2014). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.26
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**

10.27
2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

10.28
Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

Exhibits

10.29
Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.30
Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.31
Amendment Number Four to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 14, 2013.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.32
Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.33
Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.34
Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.35
Amendment to the Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)**

10.36
Amendment Number Two to the Henry Schein, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.37
Amendment Number Three to the Henry Schein, Inc. Deferred Compensation Plan, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.38
Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.39
Amended and Restated Employment Agreement dated as of December 31, 2011 between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.40
Restricted Stock Unit Agreement between us and Stanley M. Bergman pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.41
Amended and Restated Letter Agreement effective as of December 11, 2008 between us and Stanley Komaroff. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

Exhibits

10.42
Form of Amended and Restated Change in Control Agreements dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Leonard David, Michael S. Ettinger, Stanley Komaroff, Robert Minowitz, Mark Mlotek, Steven Paladino and Michael Racioppi, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.43
Form of Amendment to Amended and Restated Change in Control Agreements effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Leonard David, Michael S. Ettinger, Stanley Komaroff, Robert Minowitz, Mark Mlotek, Steven Paladino and Michael Racioppi, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.44
Credit Agreement, dated as of September 12, 2012, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent, and U.S. Bank National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., UniCredit Bank AG and The Bank of New York Mellon, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2012.)

10.45
First Amendment dated as of September 22, 2014 to the Credit Agreement, dated as of September 12, 2012, by and among us, the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2014.)

10.46
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

10.47
Amendment No. 1 to the Omnibus Agreement, dated December 31, 2009, by and between us and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.48
Put Rights Agreement, dated December 31, 2009, by and among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

10.49
First Amendment dated December 1, 2010 to Put Rights Agreement among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

10.50
Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.51
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

Exhibits

10.52
Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)

10.53
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

10.54
Omnibus Amendment No. 2, dated April 21, 2014, to Receivables Purchase Agreement dated as of April 17, 2013, as amended, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)

10.55
Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Barry J. Alperin, Gerald A. Benjamin, Stanley M. Bergman, James P. Breslawski, Paul Brons, Leonard A. David, Michael S, Ettinger, Donald J. Kabat, Stanley Komaroff, Philip A. Laskawy, Norman S. Matthews, Mark E. Mlotek, Steven Paladino, Michael Racioppi and Louis W. Sullivan, M.D., respectively).**+

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