Form 10-Q
period 2015-03-28
HENRY SCHEIN INC
filed 2015-05-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015
or
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

As of April 27, 2015, there were 83,619,111 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 28,	December 27,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,202	$89,474
Accounts receivable, net of reserves of $74,051 and $80,671	1,099,273	1,127,517
Inventories, net	1,297,825	1,327,796
Deferred income taxes	52,619	56,591
Prepaid expenses and other	293,335	311,788
Total current assets	2,802,254	2,913,166
Property and equipment, net	292,044	311,496
Goodwill	1,855,714	1,884,123
Other intangibles, net	601,472	643,736
Investments and other	387,780	386,286
Total assets	$5,939,264	$6,138,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$716,975	$860,996
Bank credit lines	163,067	182,899
Current maturities of long-term debt	14,586	5,815
Accrued expenses:
Payroll and related	181,584	237,511
Taxes	152,310	151,162
Other	318,317	341,728
Total current liabilities	1,546,839	1,780,111
Long-term debt	653,718	542,776
Deferred income taxes	248,445	253,118
Other liabilities	181,246	181,830
Total liabilities	2,630,248	2,757,835

Redeemable noncontrolling interests	573,137	564,527
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
83,870,731 outstanding on March 28, 2015 and
84,008,537 outstanding on December 27, 2014	839	840
Additional paid-in capital	244,748	265,363
Retained earnings	2,689,620	2,642,523
Accumulated other comprehensive loss	(201,867)	(95,132)
Total Henry Schein, Inc. stockholders' equity	2,733,340	2,813,594
Noncontrolling interests	2,539	2,851
Total stockholders' equity	2,735,879	2,816,445
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$5,939,264	$6,138,807

See accompanying notes.

	HENRY SCHEIN, INC.
	CONSOLIDATED STATEMENTS OF INCOME
	(in thousands, except per share data)
	(unaudited)

	Three Months Ended
	March 28,	March 29,
	2015	2014

Net sales	$2,463,646	$2,430,159
Cost of sales	1,750,251	1,733,446
Gross profit	713,395	696,713
Operating expenses:
Selling, general and administrative	545,166	539,445
Restructuring costs	6,862	-
Operating income	161,367	157,268
Other income (expense):
Interest income	3,455	3,455
Interest expense	(6,263)	(5,258)
Other, net	120	3,580
Income before taxes and equity in earnings of affiliates	158,679	159,045
Income taxes	(49,127)	(49,623)
Equity in earnings of affiliates	2,028	706
Net income	111,580	110,128
Less: Net income attributable to noncontrolling interests	(8,133)	(8,029)
Net income attributable to Henry Schein, Inc.	$103,447	$102,099

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.24	$1.20
Diluted	$1.22	$1.18

Weighted-average common shares outstanding:
Basic	83,230	84,808
Diluted	84,715	86,518

See accompanying notes.

	HENRY SCHEIN, INC.
	CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	(in thousands)
	(unaudited)

	Three Months Ended
	March 28,	March 29,
	2015	2014

Net income	$111,580	$110,128

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(109,872)	7,792

Unrealized loss from foreign currency hedging activities	(1,888)	(948)

Unrealized investment gain	-	11

Pension adjustment gain	1,449	268

Other comprehensive income (loss), net of tax	(110,311)	7,123
Comprehensive income	1,269	117,251
Comprehensive income attributable to noncontrolling interests:
Net income	(8,133)	(8,029)
Foreign currency translation loss (gain)	3,576	(2,110)
Comprehensive income attributable to noncontrolling interests	(4,557)	(10,139)

Comprehensive income (loss) attributable to Henry Schein, Inc.	$(3,288)	$107,112

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 27, 2014	84,008,537	$840	$265,363	$2,642,523	$(95,132)	$2,851	$2,816,445
Net income (excluding $7,946 attributable to Redeemable
noncontrolling interests)	-	-	-	103,447	-	187	103,634
Foreign currency translation gain (loss) (excluding loss of
$3,585 attributable to Redeemable noncontrolling interests)	-	-	-	-	(106,296)	9	(106,287)
Unrealized loss from foreign currency hedging activities,
including tax benefit of $286	-	-	-	-	(1,888)	-	(1,888)
Pension adjustment gain, net of tax of $632	-	-	-	-	1,449	-	1,449
Dividends paid	-	-	-	-	-	(140)	(140)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	(368)	(368)
Change in fair value of redeemable securities	-	-	(6,042)	-	-	-	(6,042)
Other adjustments	-	-	58	-	-	-	58
Repurchase and retirement of common stock	(542,029)	(5)	(19,352)	(56,350)	-	-	(75,707)
Stock issued upon exercise of stock options,
including tax benefit of $15,695	161,827	2	23,270	-	-	-	23,272
Stock-based compensation expense	431,921	4	8,495	-	-	-	8,499
Shares withheld for payroll taxes	(189,525)	(2)	(26,881)	-	-	-	(26,883)
Liability for cash settlement stock-based compensation awards	-	-	(163)	-	-	-	(163)

Balance, March 28, 2015	83,870,731	$839	$244,748	$2,689,620	$(201,867)	$2,539	$2,735,879

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 28,	March 29,
	2015	2014

Cash flows from operating activities:
Net income	$111,580	$110,128
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization	37,149	36,136
Stock-based compensation expense	8,499	8,963
Provision for losses on trade and other accounts receivable	1,251	1,323
Provision for deferred income taxes	17,226	15,744
Equity in earnings of affiliates	(2,028)	(706)
Distributions from equity affiliates	2,335	1,972
Changes in unrecognized tax benefits	1,268	2,455
Other	3,680	(482)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,861)	(29,602)
Inventories	(11,906)	41,559
Other current assets	(3,659)	(23,446)
Accounts payable and accrued expenses	(182,188)	(219,293)
Net cash used in operating activities	(26,654)	(55,249)

Cash flows from investing activities:
Purchases of fixed assets	(15,493)	(18,484)
Payments for equity investments and business
acquisitions, net of cash acquired	(13,637)	(144,679)
Other	(1,185)	(3,931)
Net cash used in investing activities	(30,315)	(167,094)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(19,886)	114,768
Proceeds from issuance of debt	125,000	190,387
Principal payments for long-term debt	(736)	(396)
Proceeds from issuance of stock upon exercise of stock options	7,577	16,450
Payments for repurchases of common stock	(75,707)	(75,306)
Excess tax benefits related to stock-based compensation	2,844	3,350
Distributions to noncontrolling shareholders	(3,113)	(3,763)
Acquisitions of noncontrolling interests in subsidiaries	(205)	(83,793)
Net cash provided by financing activities	35,774	161,697

Effect of exchange rate changes on cash and cash equivalents	(9,077)	1,145
Net change in cash and cash equivalents	(30,272)	(59,501)
Cash and cash equivalents, beginning of period	89,474	188,616
Cash and cash equivalents, end of period	$59,202	$129,115

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 27, 2014.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 28, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2015.

Note 2 – Segment Data

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 29 countries worldwide.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended
		March 28,	March 29,
		2015	2014
Net Sales:
	Health care distribution (1):
	Dental	$1,250,073	$1,296,928
	Animal health	684,324	654,488
	Medical	443,533	397,414
	Total health care distribution	2,377,930	2,348,830
	Technology and value-added services (2)	85,716	81,329
	Total	$2,463,646	$2,430,159

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

		Three Months Ended
		March 28,	March 29,
		2015	2014
Operating Income:
	Health care distribution	$136,139	$133,819
	Technology and value-added services	25,228	23,449
	Total	$161,367	$157,268

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of March 28, 2015 and December 27, 2014.  As of March 28, 2015 and December 27, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of March 28, 2015 and December 27, 2014, we had various other short-term bank credit lines available, of which $163.1 million and $182.9 million, respectively, were outstanding.  At March 28, 2015 and December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.31% and 1.26%, respectively.

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

The components of our private placement facility borrowings as of March 28, 2015 are presented in the following table (in thousands):

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
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $275.0 million as of March 28, 2015.  At March 28, 2015, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	March 28,	December 27,
	2015	2014
Private placement facilities	$350,000	$350,000
U.S. trade accounts receivable securitization	275,000	150,000
Notes payable to banks at a weighted-average interest rate of 8.71%	19	30
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 1.92% to 5.41%	40,831	41,259
Capital lease obligations payable through 2019 with interest rates
ranging from 2.00% to 11.49%	2,454	7,302
Total	668,304	548,591
Less current maturities	(14,586)	(5,815)
Total long-term debt	$653,718	$542,776

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 28, 2015 and the year ended December 27, 2014 are presented in the following table:

	March 28,	December 27,
	2015	2014
Balance, beginning of period	$564,527	$497,539
Decrease in redeemable noncontrolling interests due to
redemptions	(205)	(105,383)
Increase in redeemable noncontrolling interests due to business
acquisitions	1,337	120,220
Net income attributable to redeemable noncontrolling interests	7,946	38,741
Dividends declared	(2,925)	(23,346)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(3,585)	(4,080)
Change in fair value of redeemable securities	6,042	40,836
Balance, end of period	$573,137	$564,527

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	March 28,	December 27,
	2015	2014
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(9,168)	$(5,583)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(27)	$(36)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss	$(177,590)	$(71,294)
Unrealized loss from foreign currency hedging activities	(2,943)	(1,055)
Unrealized investment loss	(136)	(136)
Pension adjustment loss	(21,198)	(22,647)
Accumulated other comprehensive loss	$(201,867)	$(95,132)

Total Accumulated other comprehensive loss	$(211,062)	$(100,751)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Net income	$111,580	$110,128

Foreign currency translation gain (loss)	(109,872)	7,792
Tax effect	-	-
Foreign currency translation gain (loss)	(109,872)	7,792

Unrealized loss from foreign currency hedging activities	(2,174)	(1,152)
Tax effect	286	204
Unrealized loss from foreign currency hedging activities	(1,888)	(948)

Unrealized investment gain	-	18
Tax effect	-	(7)
Unrealized investment gain	-	11

Pension adjustment gain	2,081	346
Tax effect	(632)	(78)
Pension adjustment gain	1,449	268
Comprehensive income	$1,269	$117,251

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

During the three months ended March 28, 2015 and March 29, 2014, we recognized as a component of our comprehensive income, a foreign currency translation gain (loss) of $(109.9) million and $7.8 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation loss during the three months ended March 28, 2015 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	March 28,	March 28,	December 27,	March 29,	March 29,	December 28,
Currency	2015	2015	2014	2014	2014	2013
Euro	$(77,338)	1.09	1.22	$(441)	1.38	1.38
British Pound	(14,252)	1.49	1.56	3,029	1.66	1.65
Australian Dollar	(7,487)	0.78	0.81	8,027	0.92	0.89
Polish Zloty	(2,065)	0.27	0.28	(78)	0.33	0.33
Canadian Dollar	(6,711)	0.80	0.86	(2,384)	0.90	0.94
Brazilian Real	(3,100)	0.31	0.37	-	0.44	0.43
All other currencies	1,081			(361)
Total	$(109,872)			$7,792

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Comprehensive income attributable to
Henry Schein, Inc.	$(3,288)	$107,112
Comprehensive income attributable to
noncontrolling interests	196	71
Comprehensive income attributable to
Redeemable noncontrolling interests	4,361	10,068
Comprehensive income	$1,269	$117,251

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

•  Level 2— Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

Debt

The fair value of our debt as of March 28, 2015 and December 27, 2014 was estimated at $831.4 million and $731.5 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 28, 2015 and December 27, 2014:

	March 28, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,820	$-	$1,820
Total assets	$-	$1,820	$-	$1,820

Liabilities:
Derivative contracts	$-	$1,021	$-	$1,021
Total liabilities	$-	$1,021	$-	$1,021

Redeemable noncontrolling interests	$-	$-	$573,137	$573,137

	December 27, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,472	$-	$2,472
Total assets	$-	$2,472	$-	$2,472

Liabilities:
Derivative contracts	$-	$1,307	$-	$1,307
Total liabilities	$-	$1,307	$-	$1,307

Redeemable noncontrolling interests	$-	$-	$564,527	$564,527

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On March 31, 2015, we completed the acquisition of scil animal care company GmbH (“scil”), a specialty distributor of animal health laboratory and imaging diagnostic products and services to veterinarians primarily in North America and Europe.  scil has annual sales of approximately $83 million.

We completed certain other acquisitions during the three months ended March 28, 2015.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the three months ended March 28, 2015 and March 29, 2014, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 8 – Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  During the three months ended March 28, 2015, we recorded $6.9 million in restructuring costs.

On April 30, 2015, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $30 million to $35 million, consisting of $18 million to $20 million in employee severance pay and benefits, $10 million to $12 million in facility costs, representing primarily lease termination and other facility closure related costs, and $2 million to $3 million in other restructuring costs.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 28, 2015 and during our 2014 fiscal year and the remaining accrued balance of restructuring costs as of March 28, 2015, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 28, 2013	$227	$484	$-	$711
Provision	-	-	-	-
Payments and other adjustments	(107)	(183)	-	(290)
Balance, December 27, 2014	$120	$301	$-	$421
Provision	5,086	886	890	6,862
Payments	(1,553)	(221)	(746)	(2,520)
Balance, March 28, 2015	$3,653	$966	$144	$4,763

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plan of Restructuring – (Continued)

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 28, 2015 and the 2014 fiscal year and the remaining accrued balance of restructuring costs as of March 28, 2015:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 28, 2013	$711	$-	$711
Provision	-	-	-
Payments and other adjustments	(290)	-	(290)
Balance, December 27, 2014	$421	$-	$421
Provision	6,860	2	6,862
Payments	(2,518)	(2)	(2,520)
Balance, March 28, 2015	$4,763	$-	$4,763

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Basic	83,230	84,808
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,485	1,710
Diluted	84,715	86,518

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the three months ended March 28, 2015, our effective tax rate was 31.0% compared to 31.2% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of March 28, 2015 was approximately $82.9 million, of which $62.5 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $15.9 million and $0, respectively, for the three months ended March 28, 2015.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, as well as the years 2005 and forward for certain states and certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  We do not expect this to have a significant effect on our consolidated financial position, liquidity or the results of operations.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $8.5 million ($5.9 million after-tax) and $9.0 million ($6.2 million after-tax) for the three months ended March 28, 2015 and March 29, 2014, respectively.

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

Grants of restricted stock/units are stock-based awards granted to recipients with specified vesting provisions.  In the case of restricted stock, common stock is delivered on the date of grant, subject to vesting conditions.  In the case of restricted stock units, common stock is generally delivered on or following satisfaction of vesting conditions.  We issue restricted stock/units that vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting, except for grants made under the 1996 Non-Employee Director Stock Incentive Plan, which are primarily 12-month cliff vesting) and restricted stock/units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).

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

Total unrecognized compensation cost related to non-vested awards as of March 28, 2015 was $139.7 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the three months ended March 28, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	684	$53.41
Granted	-	-
Exercised	(163)	47.15
Forfeited	-	-
Outstanding at end of period	521	$55.37	2.3	$43,439

Options exercisable at end of period	521	$55.37	2.3	$43,439

The following tables summarize the activity of our non-vested restricted stock/units for the three months ended March 28, 2015:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	836	$83.86
Granted	163	140.76
Vested	(187)	72.39
Forfeited	(8)	91.90
Outstanding at end of period	804	$98.02	$138.80

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,127	$77.19
Granted	289	130.71
Vested	(297)	73.49
Forfeited	(6)	99.17
Outstanding at end of period	1,113	$97.02	$138.80

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 28,	March 29,
	2015	2014
Interest	$6,198	$5,803
Income taxes	15,137	15,129

During the three months ended March 28, 2015 and March 29, 2014, we had $2.2 million and $1.2 million of non-cash net unrealized losses related to foreign currency hedging activities, respectively.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 83 years of experience distributing health care products.

We are headquartered in Melville, New York, employ approximately 18,000 people (of which approximately 8,000 are based outside the United States) and have operations or affiliates in 29 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity. On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and as required under the Physician Payment Sunshine Act, CMS has begun to publish information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain of such state laws in addition to Physician Payment Sunshine Act reporting, and some of these state laws are also ambiguous.   We have made the required submissions for 2013 and 2014, and the 2013 submissions have been publicly available since September 30, 2014.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with the Physician Payment Sunshine Act requirements (and similar foreign requirements), our compliance with the new final rule (and similar foreign requirements) imposes additional costs on us.

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

Operating Security and Licensure Standards

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

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  Beginning January 1, 2015, the DSCSA required wholesalers and 3PLs to submit annual reports to the FDA, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area.  Current state licensing requirements will likely remain in effect until the FDA issues new regulations as directed by the DSCSA.

We believe that we are substantially compliant with applicable DSCSA requirements.

Regulated Software; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has developed and continues to develop policies on regulating clinical decision support tools and other types of software as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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

In addition, federal initiatives are providing a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiative includes providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for eligible health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to standards adopted by the Department of Health and Human Services.  Initial (“Stage 1”) standards addressed criteria for periods beginning in 2011.  CMS has also issued a final rule with more demanding “Stage 2” criteria for periods beginning in 2014 for eligible health professionals (including physicians and dentists) and has issued a proposed rule for “Stage 3” criteria for periods beginning in 2017.

Recognizing difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS published a final rule on September 4, 2014 that adds flexibility to the manner in which physicians, dentists and others may demonstrate meaningful use of EHR by extending through the 2014 reporting period the ability, in certain circumstances, to use 2011 edition-certified technology to attest to meaningful use, rather than requiring the use of 2014 edition-certified technology.   On March 30, 2015, CMS issued a proposed rule setting forth the standards for what is expected to be the final stage of meaningful use, Stage 3. The proposed rule, among other things, would establish a single set of objectives and measures to meet the definition of meaningful use. Additionally, under the proposed rule, compliance with Stage 3 standards would be optional for any provider who chooses to attest to these objectives and measures for an EHR reporting period in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with, and are affected by, these evolving governmental criteria.

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended March 28, 2015 and March 29, 2014 (in thousands):

	Three Months Ended
	March 28,	March 29,
	2015	2014
Operating results:
Net sales	$2,463,646	$2,430,159
Cost of sales	1,750,251	1,733,446
Gross profit	713,395	696,713
Operating expenses:
Selling, general and administrative	545,166	539,445
Restructuring costs	6,862	-
Operating income	$161,367	$157,268

Other income (expense), net	$(2,688)	$1,777
Net income	111,580	110,128
Net income attributable to Henry Schein, Inc.	103,447	102,099

Cash flows:
Net cash used in operating activities	$(26,654)	$(55,249)
Net cash used in investing activities	(30,315)	(167,094)
Net cash provided by financing activities	35,774	161,697

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  During the three months ended March 28, 2015, we recorded $6.9 million in restructuring costs.

On April 30, 2015, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $30 million to $35 million, consisting of $18 million to $20 million in employee severance pay and benefits, $10 million to $12 million in facility costs, representing primarily lease termination and other facility closure related costs, and $2 million to $3 million in other restructuring costs.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended March 28, 2015 Compared to Three Months Ended March 29, 2014

Net Sales

Net sales for the three months ended March 28, 2015 and March 29, 2014 were as follows (in thousands):

		March 28,	% of	March 29,	% of	Increase/(Decrease)
		2015	Total	2014	Total	$	%
Health care distribution (1):
	Dental	$1,250,073	50.7%	$1,296,928	53.4%	$(46,855)	(3.6)%
	Animal health	684,324	27.8	654,488	26.9	29,836	4.6
	Medical	443,533	18.0	397,414	16.4	46,119	11.6
	Total health care distribution	2,377,930	96.5	2,348,830	96.7	29,100	1.2
Technology and value-added services (2)		85,716	3.5	81,329	3.3	4,387	5.4
	Total	$2,463,646	100.0%	$2,430,159	100.0%	$33,487	1.4

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

The $33.5 million, or 1.4%, increase in net sales for the three months ended March 28, 2015 includes an increase of 7.4% in local currency growth (4.8% increase in internally generated revenue and 2.6% growth from acquisitions) partially offset by a decrease of 6.0% related to foreign currency exchange.

The $46.9 million, or 3.6%, decrease in dental net sales for the three months ended March 28, 2015 includes an increase of 3.3% in local currency growth (2.7% increase in internally generated revenue and 0.6% growth from acquisitions) offset by a decrease of 6.9% related to foreign currency exchange.  The 3.3% increase in local currency sales was due to dental consumable merchandise sales growth of 2.5% (2.0% increase in internally generated revenue and 0.5% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 6.3% (4.9% increase in internally generated revenue and 1.4% growth from acquisitions).

The $29.8 million, or 4.6%, increase in animal health net sales for the three months ended March 28, 2015 includes an increase of 12.4% in local currency growth (4.5% increase in internally generated revenue and 7.9% growth from acquisitions) partially offset by a decrease of 7.8% related to foreign currency exchange.

The $46.1 million, or 11.6%, increase in medical net sales for the three months ended March 28, 2015 includes an increase of 12.5% in local currency growth due (11.6% increase in internally generated revenue and 0.9% growth from acquisitions) partially offset by a decrease of 0.9% related to foreign currency exchange.

The $4.4 million, or 5.4%, increase in technology and value-added services net sales for the three months ended March 28, 2015 includes an increase of 8.0% in local currency growth (7.9% increase in internally generated revenue and 0.1% growth from acquisitions) partially offset by a decrease of 2.6% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 28, 2015 and March 29, 2014 were as follows (in thousands):

	March 28,	Gross	March 29,	Gross	Increase
	2015	Margin %	2014	Margin %	$	%
Health care distribution	$655,545	27.6%	$641,817	27.3%	$13,728	2.1%
Technology and value-added services	57,850	67.5	54,896	67.5	2,954	5.4
Total	$713,395	29.0	$696,713	28.7	$16,682	2.4

For the three months ended March 28, 2015, gross profit increased $16.7 million, or 2.4%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $13.7 million, or 2.1%, for the three months ended March 28, 2015 compared to the prior year period.  Health care distribution gross profit margin increased to 27.6% for the three months ended March 28, 2015 from 27.3% for the comparable prior year period.  The slight overall increase in our health care distribution gross profit margin reflects stable margins in each of the segment’s operating units.  Acquisitions accounted for $19.5 million of our gross profit increase within our health care distribution segment for the three months ended March 28, 2015 compared to the prior year period.  The offsetting decrease of $5.8 million in our healthcare distribution segment gross profit was attributable to an $11.1 million gross profit decrease from a decline in internally generated revenue, partially offset by a $5.3 million gross profit increase related to a slight improvement in the gross margin rate on our dental merchandise sales.

Technology and value-added services gross profit increased $3.0 million, or 5.4%, for the three months ended March 28, 2015 compared to the prior year period.  Technology gross profit margin remained consistent at 67.5% for the three months ended March 28, 2015 compared to the comparable prior year period.  Acquisitions accounted for $0.1 million of our gross profit increase within our technology and value-added segment for the three months ended March 28, 2015 compared to the prior year period. The remaining increase of $2.9 million in our technology and value-added segment gross profit was attributable to a gross profit increase from our growth in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 28, 2015 and March 29, 2014 were as follows (in thousands):

		% of		% of
	March 28,	Respective	March 29,	Respective	Increase
	2015	Net Sales	2014	Net Sales	$	%
Health care distribution	$512,546	21.6%	$507,998	21.6%	$4,548	0.9%
Technology and value-added services	32,620	38.1	31,447	38.7	1,173	3.7
Total	$545,166	22.1	$539,445	22.2	$5,721	1.1

Selling, general and administrative expenses increased $5.7 million, or 1.1%, to $545.2 million for the three months ended March 28, 2015 from the comparable prior year period.  The $4.5 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended March 28, 2015 as compared to the prior year period was attributable to $17.7 million of additional costs from acquired companies, offset by a reduction of $13.2 million of costs primarily due to the impact of foreign exchange rates.  The $1.2 million increase in selling, general and administrative expenses within our technology and value-added segment for the three months ended March 28, 2015 as compared to the prior year period was attributable to $0.3 million of additional costs from acquired companies and $0.9 million of additional costs primarily due to additional payroll costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 22.1% from 22.2% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses decreased $1.7 million, or 0.5%, to $343.1 million for the three months ended March 28, 2015 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.9% from 14.2% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $7.4 million, or 3.8%, to $202.1 million for the three months ended March 28, 2015 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.2% from 8.0% for the comparable prior year period.

Other Income (Expense), Net

Other income (expense), net, for the three months ended March 28, 2015 and March 29, 2014 was as follows (in thousands):

	March 28,	March 29,	Variance
	2015	2014	$	%
Interest income	$3,455	$3,455	$-	-%
Interest expense	(6,263)	(5,258)	(1,005)	(19.1)
Other, net	120	3,580	(3,460)	(96.6)
Other income (expense), net	$(2,688)	$1,777	$(4,465)	(251.3)

Other expense, net of $2.7 million for the three months ended March 28, 2015 changed by $4.5 million compared to other income, net of $1.8 million for the three months ended March 29, 2014.  Interest income remained consistent with the comparable amount in the prior year period.  Interest expense increased $1.0 million primarily due to increased borrowings under our private placement and credit facilities.  Other, net decreased by $3.5 million primarily due to a contractual payment, in the comparable prior year period, from an animal health supplier in Europe related to a change to a non-exclusive sales model.

Income Taxes

For the three months ended March 28, 2015, our effective tax rate was 31.0% compared to 31.2% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income increased $1.5 million, or 1.3%, for the three months ended March 28, 2015, compared to the prior year period due to the factors noted above.

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

Net cash used in operating activities was $26.7 million for the three months ended March 28, 2015, compared to $55.2 million for the comparable prior year period.  The net change of $28.5 million was primarily attributable to changes in net working capital.

Net cash used in investing activities was $30.3 million for the three months ended March 28, 2015, compared to $167.1 million for the comparable prior year period.  The net change of $136.8 million was primarily due to a reduction in payments for equity investments and business acquisitions.

Net cash provided by financing activities was $35.8 million for the three months ended March 28, 2015, compared to $161.7 million for the comparable prior year period.  The net change of $125.9 million was primarily due to decreased net proceeds from debt, partially offset by a reduction in acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 28,	December 27,
	2015	2014
Cash and cash equivalents	$59,202	$89,474
Working capital	1,255,415	1,133,055

Debt:
Bank credit lines	$163,067	$182,899
Current maturities of long-term debt	14,586	5,815
Long-term debt	653,718	542,776
Total debt	$831,371	$731,490

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 41.2 days as of March 28, 2015 from 40.8 days as of March 29, 2014.  During the three months ended March 28, 2015, we wrote off approximately $1.2 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.3 as of March 28, 2015 from 5.6 as of March 29, 2014.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of March 28, 2015 and December 27, 2014.  As of March 28, 2015 and December 27, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of March 28, 2015 and December 27, 2014, we had various other short-term bank credit lines available, of which $163.1 million and $182.9 million, respectively, were outstanding.  At March 28, 2015 and December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.31% and 1.26%, respectively.

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

The components of our private placement facility borrowings as of March 28, 2015 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  The new facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $275.0 million as of March 28, 2015.  At March 28, 2015, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	March 28,	December 27,
	2015	2014
Private placement facilities	$350,000	$350,000
U.S. trade accounts receivable securitization	275,000	150,000
Notes payable to banks at a weighted-average interest rate of 8.71%	19	30
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 1.92% to 5.41%	40,831	41,259
Capital lease obligations payable through 2019 with interest rates
ranging from 2.00% to 11.49%	2,454	7,302
Total	668,304	548,591
Less current maturities	(14,586)	(5,815)
Total long-term debt	$653,718	$542,776

Stock Repurchases

From June 21, 2004 through March 28, 2015, we repurchased $1.5 billion, or 19,899,243 shares, under our common stock repurchase programs, with $224.2 million available as of March 28, 2015 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 28, 2015 and the year ended December 27, 2014 are presented in the following table:

	March 28,	December 27,
	2015	2014
Balance, beginning of period	$564,527	$497,539
Decrease in redeemable noncontrolling interests due to
redemptions	(205)	(105,383)
Increase in redeemable noncontrolling interests due to
business acquisitions	1,337	120,220
Net income attributable to redeemable noncontrolling interests	7,946	38,741
Dividends declared	(2,925)	(23,346)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(3,585)	(4,080)
Change in fair value of redeemable securities	6,042	40,836
Balance, end of period	$573,137	$564,527

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 27, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 28, 2015 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended March 28, 2015, we completed the acquisition of two dental businesses in Europe with approximate aggregate annual revenues of $15.0 million.  In addition, post-acquisition integration related activities continued for our global dental, animal health and medical businesses acquired during the prior year, representing aggregate annual revenues of approximately $409.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.  Finally, systems implementation activities were also completed for a new warehouse management system that supports our animal health business in Australia with approximate aggregate annual revenues of $35.0 million.

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

As of March 28, 2015, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other external factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 27, 2014.

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

As of March 28, 2015, we had repurchased approximately $1.5 billion of common stock (19,899,243 shares) under these initiatives, with $224.2 million available as of March 28, 2015 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 28, 2015:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
12/28/14 through 01/31/15	213,435	$139.02	213,435	1,957,002
02/01/15 through 02/28/15	136,194	140.89	136,194	1,792,320
03/01/15 through 03/28/15	192,400	139.54	192,400	1,615,042
	542,029		542,029

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 5.  OTHER INFORMATION

Plan of restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  During the three months ended March 28, 2015, we recorded $6.9 million in restructuring costs.

On April 30, 2015, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $30 million to $35 million, consisting of $18 million to $20 million in employee severance pay and benefits, $10 million to $12 million in facility costs, representing primarily lease termination and other facility closure related costs, and $2 million to $3 million in other restructuring costs.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Form of 2015 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+
10.2	Form of 2015 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan.**+
10.3	Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan.**+
10.4	Form of 2015 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan.**+
10.5
Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of May 25, 2004, January 1, 2005, May 10, 2010 and February 27, 2014).**+

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

Dated: May 4, 2015