Form 10-Q
period 2015-06-27
HENRY SCHEIN INC
filed 2015-07-29
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015
or
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

As of July 24, 2015, there were 83,396,962 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 27,	December 27,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,068	$89,474
Accounts receivable, net of reserves of $75,142 and $80,671	1,164,380	1,127,517
Inventories, net	1,314,220	1,327,796
Deferred income taxes	57,535	56,591
Prepaid expenses and other	322,134	311,788
Total current assets	2,905,337	2,913,166
Property and equipment, net	310,333	311,496
Goodwill	1,871,844	1,884,123
Other intangibles, net	601,118	643,736
Investments and other	416,994	386,286
Total assets	$6,105,626	$6,138,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$778,748	$860,996
Bank credit lines	132,428	182,899
Current maturities of long-term debt	14,716	5,815
Accrued expenses:
Payroll and related	221,335	237,511
Taxes	155,420	151,162
Other	334,095	341,728
Total current liabilities	1,636,742	1,780,111
Long-term debt	588,523	542,776
Deferred income taxes	252,969	253,118
Other liabilities	193,704	181,830
Total liabilities	2,671,938	2,757,835

Redeemable noncontrolling interests	567,672	564,527
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
83,654,154 outstanding on June 27, 2015 and
84,008,537 outstanding on December 27, 2014	837	840
Additional paid-in capital	248,772	265,363
Retained earnings	2,779,521	2,642,523
Accumulated other comprehensive loss	(165,737)	(95,132)
Total Henry Schein, Inc. stockholders' equity	2,863,393	2,813,594
Noncontrolling interests	2,623	2,851
Total stockholders' equity	2,866,016	2,816,445
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$6,105,626	$6,138,807

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net sales	$2,629,320	$2,615,406	$5,092,966	$5,045,565
Cost of sales	1,878,642	1,886,934	3,628,893	3,620,380
Gross profit	750,678	728,472	1,464,073	1,425,185
Operating expenses:
Selling, general and administrative	560,426	547,628	1,105,592	1,087,073
Restructuring costs	7,222	-	14,084	-
Operating income	183,030	180,844	344,397	338,112
Other income (expense):
Interest income	3,257	3,416	6,712	6,871
Interest expense	(6,290)	(5,670)	(12,553)	(10,928)
Other, net	(177)	1,032	(57)	4,612
Income before taxes and equity in earnings
of affiliates	179,820	179,622	338,499	338,667
Income taxes	(53,784)	(55,322)	(102,911)	(104,945)
Equity in earnings of affiliates	3,572	2,817	5,600	3,523
Net income	129,608	127,117	241,188	237,245
Less: Net income attributable to noncontrolling interests	(11,680)	(10,881)	(19,813)	(18,910)
Net income attributable to Henry Schein, Inc.	$117,928	$116,236	$221,375	$218,335

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.42	$1.37	$2.66	$2.58
Diluted	$1.40	$1.35	$2.62	$2.53

Weighted-average common shares outstanding:
Basic	83,053	84,620	83,139	84,716
Diluted	84,249	85,980	84,433	86,189

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014

Net income	$129,608	$127,117	$241,188	$237,245

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	35,725	6,828	(74,147)	14,620

Unrealized gain (loss) from foreign currency hedging
activities	1,234	(772)	(654)	(1,720)

Unrealized investment gain	2	27	2	38

Pension adjustment gain (loss)	(275)	249	1,174	517

Other comprehensive income (loss), net of tax	36,686	6,332	(73,625)	13,455
Comprehensive income	166,294	133,449	167,563	250,700
Comprehensive income attributable to noncontrolling
interests:
Net income	(11,680)	(10,881)	(19,813)	(18,910)
Foreign currency translation loss (gain)	(556)	(491)	3,020	(2,601)
Comprehensive income attributable to noncontrolling
interests	(12,236)	(11,372)	(16,793)	(21,511)

Comprehensive income attributable to Henry Schein, Inc.	$154,058	$122,077	$150,770	$229,189

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 27, 2014	84,008,537	$840	$265,363	$2,642,523	$(95,132)	$2,851	$2,816,445
Net income (excluding $19,441 attributable to Redeemable
noncontrolling interests)	-	-	-	221,375	-	372	221,747
Foreign currency translation gain (loss) (excluding loss of
$3,033 attributable to Redeemable noncontrolling interests)	-	-	-	-	(71,127)	13	(71,114)
Unrealized loss from foreign currency hedging activities,
including tax benefit of $167	-	-	-	-	(654)	-	(654)
Unrealized investment gain, net of tax of $0	-	-	-	-	2	-	2
Pension adjustment gain, net of tax of $538	-	-	-	-	1,174	-	1,174
Dividends paid	-	-	-	-	-	(245)	(245)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	(368)	(368)
Change in fair value of redeemable securities	-	-	(9,319)	-	-	-	(9,319)
Other adjustments	-	-	54	-	-	-	54
Repurchase and retirement of common stock	(808,786)	(8)	(28,822)	(84,377)	-	-	(113,207)
Stock issued upon exercise of stock options,
including tax benefit of $16,547	221,226	2	27,403	-	-	-	27,405
Stock-based compensation expense	427,434	4	21,997	-	-	-	22,001
Shares withheld for payroll taxes	(194,257)	(1)	(27,555)	-	-	-	(27,556)
Liability for cash settlement stock-based compensation awards	-	-	(349)	-	-	-	(349)

Balance, June 27, 2015	83,654,154	$837	$248,772	$2,779,521	$(165,737)	$2,623	$2,866,016

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 27,	June 28,
	2015	2014

Cash flows from operating activities:
Net income	$241,188	$237,245
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	76,175	73,489
Stock-based compensation expense	22,001	19,505
Provision for losses on trade and other accounts receivable	2,290	2,415
Provision for deferred income taxes	12,335	6,009
Equity in earnings of affiliates	(5,600)	(3,523)
Distributions from equity affiliates	6,113	5,340
Changes in unrecognized tax benefits	4,297	7,434
Other	4,862	8,019
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,452)	(86,199)
Inventories	(3,024)	48,550
Other current assets	(26,349)	(23,251)
Accounts payable and accrued expenses	(97,734)	(151,050)
Net cash provided by operating activities	181,102	143,983

Cash flows from investing activities:
Purchases of fixed assets	(33,430)	(37,976)
Payments for equity investments and business
acquisitions, net of cash acquired	(61,316)	(222,857)
Proceeds from sales of available-for-sale securities	20	-
Other	(3,179)	(6,497)
Net cash used in investing activities	(97,905)	(267,330)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings	(49,989)	53,239
Proceeds from issuance of debt	125,000	314,787
Debt issuance costs	(150)	-
Principal payments for long-term debt	(69,243)	(100,866)
Proceeds from issuance of stock upon exercise of stock options	10,858	21,277
Payments for repurchases of common stock	(113,207)	(151,443)
Excess tax benefits related to stock-based compensation	2,932	4,579
Distributions to noncontrolling shareholders	(14,681)	(17,689)
Acquisitions of noncontrolling interests in subsidiaries	(8,257)	(102,552)
Net cash provided by (used in) financing activities	(116,737)	21,332

Effect of exchange rate changes on cash and cash equivalents	(8,866)	3,097
Net change in cash and cash equivalents	(42,406)	(98,918)
Cash and cash equivalents, beginning of period	89,474	188,616
Cash and cash equivalents, end of period	$47,068	$89,698

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 27, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2015.

Note 2 – Segment Data

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 30 countries worldwide.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		June 27,	June 28,	June 27,	June 28,
		2015	2014	2015	2014
Net Sales:
	Health care distribution (1):
	Dental	$1,320,743	$1,368,481	$2,570,816	$2,665,409
	Animal health	748,558	754,549	1,432,882	1,409,037
	Medical	470,519	403,257	914,052	800,671
	Total health care distribution	2,539,820	2,526,287	4,917,750	4,875,117
	Technology and value-added services (2)	89,500	89,119	175,216	170,448
	Total	$2,629,320	$2,615,406	$5,092,966	$5,045,565

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
	services.

		Three Months Ended		Six Months Ended
		June 27,	June 28,	June 27,	June 28,
		2015	2014	2015	2014
Operating Income:
	Health care distribution	$156,168	$153,578	$292,307	$287,397
	Technology and value-added services	26,862	27,266	52,090	50,715
	Total	$183,030	$180,844	$344,397	$338,112

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of June 27, 2015 and December 27, 2014.  As of June 27, 2015 and December 27, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of June 27, 2015 and December 27, 2014, we had various other short-term bank credit lines available, of which $132.4 million and $182.9 million, respectively, were outstanding.  At June 27, 2015 and December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.36% and 1.26%, respectively.

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

The components of our private placement facility borrowings as of June 27, 2015 are presented in the following table (in thousands):

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
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $210.0 million and $150.0 million as of June 27, 2015 and December 27, 2014, respectively.  At June 27, 2015, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 21 basis points plus 75 basis points, for a combined rate of 0.96%.  At December 27, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	June 27,	December 27,
	2015	2014
Private placement facilities	$350,000	$350,000
U.S. trade accounts receivable securitization	210,000	150,000
Notes payable to banks at a weighted-average interest rate of 8.83%	14	30
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 1.92% to 5.41%	41,038	41,259
Capital lease obligations payable through 2019 with interest rates
ranging from 2.00% to 11.49%	2,187	7,302
Total	603,239	548,591
Less current maturities	(14,716)	(5,815)
Total long-term debt	$588,523	$542,776

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 27, 2015 and the year ended December 27, 2014 are presented in the following table:

	June 27,	December 27,
	2015	2014
Balance, beginning of period	$564,527	$497,539
Decrease in redeemable noncontrolling interests due to
redemptions	(8,257)	(105,383)
Increase in redeemable noncontrolling interests due to business
acquisitions	885	120,220
Net income attributable to redeemable noncontrolling interests	19,441	38,741
Dividends declared	(15,210)	(23,346)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(3,033)	(4,080)
Change in fair value of redeemable securities	9,319	40,836
Balance, end of period	$567,672	$564,527

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	June 27,	December 27,
	2015	2014
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(8,616)	$(5,583)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(23)	$(36)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss	$(142,421)	$(71,294)
Unrealized loss from foreign currency hedging activities	(1,709)	(1,055)
Unrealized investment loss	(134)	(136)
Pension adjustment loss	(21,473)	(22,647)
Accumulated other comprehensive loss	$(165,737)	$(95,132)

Total Accumulated other comprehensive loss	$(174,376)	$(100,751)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Net income	$129,608	$127,117	$241,188	$237,245

Foreign currency translation gain (loss)	35,725	6,828	(74,147)	14,620
Tax effect	-	-	-	-
Foreign currency translation gain (loss)	35,725	6,828	(74,147)	14,620

Unrealized gain (loss) from foreign currency hedging
activities	1,353	(869)	(821)	(2,021)
Tax effect	(119)	97	167	301
Unrealized gain (loss) from foreign currency hedging
activities	1,234	(772)	(654)	(1,720)

Unrealized investment gain	2	44	2	62
Tax effect	-	(17)	-	(24)
Unrealized investment gain	2	27	2	38

Pension adjustment gain (loss)	(369)	235	1,712	581
Tax effect	94	14	(538)	(64)
Pension adjustment gain (loss)	(275)	249	1,174	517
Comprehensive income	$166,294	$133,449	$167,563	$250,700

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

During the three months ended June 27, 2015 and June 28, 2014, we recognized as a component of our comprehensive income, a foreign currency translation gain of $35.7 million and $6.8 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  During the six months ended June 27, 2015 and June 28, 2014, we recognized as a component of our comprehensive income, a foreign currency translation gain (loss) of $(74.1) million and $14.6 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the three and six months ended June 27, 2015 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	June 27,	June 27,	March 28,	June 28,	June 28,	March 29,
Currency	2015	2015	2015	2014	2014	2014
Euro	$17,698	1.12	1.09	$(7,088)	1.36	1.38
British Pound	14,145	1.57	1.49	7,237	1.70	1.66
Australian Dollar	(4,318)	0.77	0.78	3,380	0.94	0.92
Polish Zloty	214	0.27	0.27	(208)	0.33	0.33
Canadian Dollar	5,368	0.81	0.80	3,090	0.94	0.90
Swiss Franc	1,866	1.07	1.04	(373)	1.12	1.13
Brazilian Real	486	0.32	0.31	159	0.45	0.44
All other currencies	266			631
Total	$35,725			$6,828

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Six			for the Six
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	June 27,	June 27,	December 27,	June 28,	June 28,	December 28,
Currency	2015	2015	2014	2014	2014	2013
Euro	$(59,640)	1.12	1.22	$(7,529)	1.36	1.38
British Pound	(107)	1.57	1.56	10,266	1.70	1.65
Australian Dollar	(11,805)	0.77	0.81	11,407	0.94	0.89
Polish Zloty	(1,851)	0.27	0.28	(286)	0.33	0.33
Canadian Dollar	(1,343)	0.81	0.86	706	0.94	0.94
Swiss Franc	3,704	1.07	1.01	(182)	1.12	1.12
Brazilian Real	(2,614)	0.32	0.37	159	0.45	0.43
All other currencies	(491)			79
Total	$(74,147)			$14,620

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Comprehensive income attributable to
Henry Schein, Inc.	$154,058	$122,077	$150,770	$229,189
Comprehensive income attributable to
noncontrolling interests	189	188	385	259
Comprehensive income attributable to
Redeemable noncontrolling interests	12,047	11,184	16,408	21,252
Comprehensive income	$166,294	$133,449	$167,563	$250,700

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

Debt

The fair value of our debt as of June 27, 2015 and December 27, 2014 was estimated at $735.7 million and $731.5 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 27, 2015 and December 27, 2014:

	June 27, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$1,226	$-	$1,226
Total assets	$-	$1,226	$-	$1,226

Liabilities:
Derivative contracts	$-	$1,579	$-	$1,579
Total liabilities	$-	$1,579	$-	$1,579

Redeemable noncontrolling interests	$-	$-	$567,672	$567,672

	December 27, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,472	$-	$2,472
Total assets	$-	$2,472	$-	$2,472

Liabilities:
Derivative contracts	$-	$1,307	$-	$1,307
Total liabilities	$-	$1,307	$-	$1,307

Redeemable noncontrolling interests	$-	$-	$564,527	$564,527

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On July 10, 2015, we announced that, during the second quarter ended June 27, 2015, we made a 50% ownership investment in Maravet S.A. (“Maravet”), an animal health distributor in Romania.  Maravet is a privately held company with annual sales of approximately $23 million.

On June 23, 2015, we announced an agreement to acquire an 85% interest in Jorgen Kruuse A/S (“KRUUSE”), a leading distributor of veterinary supplies in Denmark, Norway and Sweden.  KRUUSE had sales in 2014 of approximately $90 million.  The transaction is expected to close in the third quarter of 2015.

We completed certain other acquisitions during the six months ended June 27, 2015.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the six months ended June 27, 2015 and June 28, 2014, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 8 – Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  During the three and six months ended June 27, 2015, we recorded $7.2 million and $14.1 million in restructuring costs, respectively.

On July 28, 2015, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $23 million to $28 million, consisting of $12 million to $14 million in employee severance pay and benefits, $9 million to $11 million in facility costs, representing primarily lease termination and other facility closure related costs, and $2 million to $3 million in other restructuring costs.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plan of Restructuring – (Continued)

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 27, 2015 and during our 2014 fiscal year and the remaining accrued balance of restructuring costs as of June 27, 2015, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 28, 2013	$227	$484	$-	$711
Provision	-	-	-	-
Payments and other adjustments	(107)	(183)	-	(290)
Balance, December 27, 2014	$120	$301	$-	$421
Provision	11,227	1,753	1,104	14,084
Payments	(5,907)	(796)	(832)	(7,535)
Balance, June 27, 2015	$5,440	$1,258	$272	$6,970

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 27, 2015 and the 2014 fiscal year and the remaining accrued balance of restructuring costs as of June 27, 2015:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 28, 2013	$711	$-	$711
Provision	-	-	-
Payments and other adjustments	(290)	-	(290)
Balance, December 27, 2014	$421	$-	$421
Provision	13,104	980	14,084
Payments	(6,555)	(980)	(7,535)
Balance, June 27, 2015	$6,970	$-	$6,970

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Basic	83,053	84,620	83,139	84,716
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,196	1,360	1,294	1,473
Diluted	84,249	85,980	84,433	86,189

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the six months ended June 27, 2015, our effective tax rate was 30.4% compared to 31.0% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of June 27, 2015 was approximately $87.4 million, of which $64.2 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $17.3 million and $0, respectively, for the six months ended June 27, 2015.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2005 and forward for certain states and certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  We do not expect this to have a significant effect on our consolidated financial position, liquidity or the results of operations.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $13.5 million ($9.4 million after-tax) and $22.0 million ($15.3 million after-tax) for the three and six months ended June 27, 2015, respectively, and $10.5 million ($7.3 million after-tax) and $19.5 million ($13.5 million after-tax) for the three and six months ended June 28, 2014, respectively.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock/units.  Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.

Grants of restricted stock/units are stock-based awards granted to recipients with specified vesting provisions.  In the case of restricted stock, common stock is delivered on the date of grant, subject to vesting conditions.  In the case of restricted stock units, common stock is generally delivered on or following satisfaction of vesting conditions.  We issue restricted stock/units that vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting, except for grants made under the 2015 Non-Employee Director Stock Incentive Plan, which are primarily 12-month cliff vesting) and restricted stock/units that vest based on our achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).

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

Total unrecognized compensation cost related to non-vested awards as of June 27, 2015 was $120.8 million, which is expected to be recognized over a weighted-average period of approximately 2.3 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the six months ended June 27, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	684	$53.41
Granted	-	-
Exercised	(223)	49.31
Forfeited	-	-
Outstanding at end of period	461	$55.39	2.1	$41,541

Options exercisable at end of period	461	$55.39	2.1	$41,541

The following tables summarize the activity of our non-vested restricted stock/units for the six months ended June 27, 2015:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	836	$83.86
Granted	164	140.81
Vested	(207)	72.17
Forfeited	(10)	94.94
Outstanding at end of period	783	$98.72	$145.45

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,127	$77.19
Granted	253	130.09
Vested	(297)	73.50
Forfeited	(7)	102.74
Outstanding at end of period	1,076	$96.12	$145.45

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 27,	June 28,
	2015	2014
Interest	$11,596	$9,712
Income taxes	93,936	95,105

During the six months ended June 27, 2015 and June 28, 2014, we had $0.8 million and $2.0 million of non-cash net unrealized losses related to foreign currency hedging activities, respectively.

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

We are headquartered in Melville, New York, employ more than 18,000 people (of which more than 8,000 are based outside the United States) and have operations or affiliates in 30 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Switzerland, Thailand and the United Kingdom.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been interpreted, and the reduction in the expansion of health insurance coverage.  Notably, on June 25, 2015, the United States Supreme Court upheld the Health Care Reform Law’s use of health insurance subsidies for low and moderate income individuals who purchase coverage through health insurance exchanges established by the federal government.  There has been an effort by the political party in control of Congress to repeal some or all of the law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

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

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals.  It is difficult to predict how the new requirements may impact existing relationships among manufacturers, distributors, physicians, dentists and teaching hospitals.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain of such state laws in addition to Physician Payment Sunshine Act reporting, and some of these state laws are also ambiguous.   We have made the required Physician Payment Sunshine Act submissions for 2013 and 2014.  The 2013 submissions have been publicly available since September 30, 2014, and CMS published the 2014 submissions on June 30, 2015.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these reporting requirements, our compliance with these rules imposes additional costs on us.

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

Operating Security and Licensure Standards

The Federal Food, Drug, and Cosmetic Act and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.

The Federal Drug Quality and Security Act of 2013 brings about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs began to take effect in January 2015, subject to certain enforcement delays by the United States Food and Drug Administration (“FDA”).  Most recently, on June 30, 2015, the FDA announced that in light of difficulties experienced by some dispensers in establishing electronic systems to handle required product tracing information, it would delay to November 1, 2015 its enforcement of certain track and trace requirements scheduled to apply to dispensers on July 1, 2015, although this delay does not affect current DSCSA requirements that apply to other trading partners, such as manufacturers and wholesale distributors.  The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.  Also in January 2015, the DSCSA required manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product, and handle it accordingly.

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

Recognizing difficulties encountered by some providers in acquiring and implementing 2014 edition-certified EHR technology, CMS published a final rule on September 4, 2014 that adds flexibility to the manner in which physicians, dentists and others may demonstrate meaningful use of EHR by extending through the 2014 reporting period the ability, in certain circumstances, to use 2011 edition-certified technology to attest to meaningful use, rather than requiring the use of 2014 edition-certified technology.  CMS also continues to issue proposals to implement the EHR program.  For example, on March 30, 2015, CMS issued a proposed rule setting forth the standards for what is expected to be the final stage of meaningful use, Stage 3. The proposed rule, among other things, would establish a single set of objectives and measures to meet the definition of meaningful use. Additionally, under the proposed rule, compliance with Stage 3 standards would be optional for any provider who chooses to attest to these objectives and measures for an EHR reporting period in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently.  An April 15, 2015 CMS proposed rule would, among other things, change the Stage 1 and Stage 2 EHR reporting periods in 2015 from a full year to a 90-day period, and change certain Stage 1 and Stage 2 reporting objectives and measures.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and so must maintain compliance with, and are affected by, these evolving governmental criteria.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 27, 2015 and June 28, 2014 and cash flows for the six months ended June 27, 2015 and June 28, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2015	2014	2015	2014
Operating results:
Net sales	$2,629,320	$2,615,406	$5,092,966	$5,045,565
Cost of sales	1,878,642	1,886,934	3,628,893	3,620,380
Gross profit	750,678	728,472	1,464,073	1,425,185
Operating expenses:
Selling, general and administrative	560,426	547,628	1,105,592	1,087,073
Restructuring costs	7,222	-	14,084	-
Operating income	$183,030	$180,844	$344,397	$338,112

Other income (expense), net	$(3,210)	$(1,222)	$(5,898)	$555
Net income	129,608	127,117	241,188	237,245
Net income attributable to Henry Schein, Inc.	117,928	116,236	221,375	218,335

Cash flows:
Net cash provided by operating activities			$181,102	$143,983
Net cash used in investing activities			(97,905)	(267,330)
Net cash provided by (used in) financing activities			(116,737)	21,332

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which will occur throughout fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The costs associated with all actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax (approximately $0.29 to $0.33 per diluted share).  We plan to reduce our cost structure to fund new initiatives to drive future growth as our 2015 – 2017 strategic planning cycle begins.  During the three and six months ended June 27, 2015, we recorded $7.2 million and $14.1 million in restructuring costs, respectively.

On July 28, 2015, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $23 million to $28 million, consisting of $12 million to $14 million in employee severance pay and benefits, $9 million to $11 million in facility costs, representing primarily lease termination and other facility closure related costs, and $2 million to $3 million in other restructuring costs.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended June 27, 2015 Compared to Three Months Ended June 28, 2014

Net Sales

Net sales for the three months ended June 27, 2015 and June 28, 2014 were as follows (in thousands):

		June 27,	% of	June 28,	% of	Increase/(Decrease)
		2015	Total	2014	Total	$	%
Health care distribution (1):
	Dental	$1,320,743	50.2%	$1,368,481	52.3%	$(47,738)	(3.5)%
	Animal health	748,558	28.5	754,549	28.9	(5,991)	(0.8)
	Medical	470,519	17.9	403,257	15.4	67,262	16.7
	Total health care distribution	2,539,820	96.6	2,526,287	96.6	13,533	0.5
Technology and value-added services (2)		89,500	3.4	89,119	3.4	381	0.4
	Total	$2,629,320	100.0%	$2,615,406	100.0%	$13,914	0.5

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
	services.

The $13.9 million, or 0.5%, increase in net sales for the three months ended June 27, 2015 includes an increase of 7.5% in local currency growth (3.9% increase in internally generated revenue and 3.6% growth from acquisitions) partially offset by a decrease of 7.0% related to foreign currency exchange.

The $47.7 million, or 3.5%, decrease in dental net sales for the three months ended June 27, 2015 includes an increase of 4.5% in local currency growth (4.1% increase in internally generated revenue and 0.4% growth from acquisitions) offset by a decrease of 8.0% related to foreign currency exchange.  The 4.5% increase in local currency sales was due to dental consumable merchandise sales growth of 4.5% (4.1% increase in internally generated revenue and 0.4% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 4.8% (4.1% increase in internally generated revenue and 0.7% growth from acquisitions).

The $6.0 million, or 0.8%, decrease in animal health net sales for the three months ended June 27, 2015 includes an increase of 7.9% in local currency growth (0.6% increase in internally generated revenue and 7.3% growth from acquisitions) offset by a decrease of 8.7% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by certain products switching between agency sales and standard sales, as well as changes to our veterinary diagnostics manufacturer relationships.  When excluding the effects of these items, internally generated revenue grew 5.0%.

The $67.3 million, or 16.7%, increase in medical net sales for the three months ended June 27, 2015 includes an increase of 17.7% in local currency growth (9.9% increase in internally generated revenue and 7.8% growth from acquisitions) partially offset by a decrease of 1.0% related to foreign currency exchange.

The $0.4 million, or 0.4%, increase in technology and value-added services net sales for the three months ended June 27, 2015 includes an increase of 3.3% in local currency growth (2.9% increase in internally generated revenue and 0.4% growth from acquisitions) partially offset by a decrease of 2.9% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 27, 2015 and June 28, 2014 were as follows (in thousands):

	June 27,	Gross	June 28,	Gross	Increase
	2015	Margin %	2014	Margin %	$	%
Health care distribution	$689,648	27.2%	$669,955	26.5%	$19,693	2.9%
Technology and value-added services	61,030	68.2	58,517	65.7	2,513	4.3
Total	$750,678	28.6	$728,472	27.9	$22,206	3.0

For the three months ended June 27, 2015, gross profit increased $22.2 million, or 3.0%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $19.7 million, or 2.9%, for the three months ended June 27, 2015 compared to the prior year period.  Health care distribution gross profit margin increased to 27.2% for the three months ended June 27, 2015 from 26.5% for the comparable prior year period.  The overall increase in our health care distribution gross profit margin reflects growing margins in our dental and animal health operating segments.  Acquisitions accounted for $29.7 million of our gross profit increase within our health care distribution segment for the three months ended June 27, 2015 compared to the prior year period.  The offsetting decrease of $10.0 million in our health care distribution segment gross profit was attributable to an $18.0 million gross profit decrease from a decline in internally generated revenue, partially offset by an $8.0 million gross profit increase related to an improvement in the gross margin rate on our dental consumable merchandise sales and changes in our animal health product mix.

Technology and value-added services gross profit increased $2.5 million, or 4.3%, for the three months ended June 27, 2015 compared to the prior year period.  Technology gross profit margin increased to 68.2% for the three months ended June 27, 2015 from 65.7% for the comparable prior year period.  Acquisitions accounted for $0.4 million of our gross profit increase within our technology and value-added services segment for the three months ended June 27, 2015 compared to the prior year period. The remaining increase of $2.1 million in our technology and value-added services segment gross profit was attributable to improvements in the gross margin rate for our technology and value-added services segment.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 27, 2015 and June 28, 2014 were as follows (in thousands):

		% of		% of
	June 27,	Respective	June 28,	Respective	Increase
	2015	Net Sales	2014	Net Sales	$	%
Health care distribution	$527,236	20.8%	$516,377	20.4%	$10,859	2.1%
Technology and value-added services	33,190	37.1	31,251	35.1	1,939	6.2
Total	$560,426	21.3	$547,628	20.9	$12,798	2.3

Selling, general and administrative expenses increased $12.8 million, or 2.3%, to $560.4 million for the three months ended June 27, 2015 from the comparable prior year period.  The $10.9 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended June 27, 2015 as compared to the prior year period was attributable to $28.7 million of additional costs from acquired companies, partially offset by a reduction of $17.8 million of costs primarily due to the impact of foreign exchange.  The $1.9 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended June 27, 2015 as compared to the prior year period was attributable to $0.5 million of additional costs from acquired companies and $1.4 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses increased to 21.3% from 20.9% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses decreased $2.6 million, or 0.8%, to $344.1 million for the three months ended June 27, 2015 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.1% from 13.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $15.4 million, or 7.7%, to $216.3 million for the three months ended June 27, 2015 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.2% from 7.7% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 27, 2015 and June 28, 2014 was as follows (in thousands):

	June 27,	June 28,	Variance
	2015	2014	$	%
Interest income	$3,257	$3,416	$(159)	(4.7)%
Interest expense	(6,290)	(5,670)	(620)	(10.9)
Other, net	(177)	1,032	(1,209)	(117.2)
Other expense, net	$(3,210)	$(1,222)	$(1,988)	(162.7)

Other expense, net increased by $2.0 million for the three months ended June 27, 2015 compared to the prior year period.  Interest income remained consistent with the comparable prior year period.  Interest expense increased $0.6 million primarily due to increased borrowings under our bank credit lines and our private placement facilities.  Other, net decreased by $1.2 million primarily due to proceeds received in the prior year period from an insurance claim.

Income Taxes

For the three months ended June 27, 2015, our effective tax rate was 29.9% compared to 30.8% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income increased $2.5 million, or 2.0%, for the three months ended June 27, 2015, compared to the prior year period due to the factors noted above.

Six Months Ended June 27, 2015 Compared to Six Months Ended June 28, 2014

Net Sales

Net sales for the six months ended June 27, 2015 and June 28, 2014 were as follows (in thousands):

		June 27,	% of	June 28,	% of	Increase/(Decrease)
		2015	Total	2014	Total	$	%
Health care distribution (1):
	Dental	$2,570,816	50.5%	$2,665,409	52.8%	$(94,593)	(3.5)%
	Animal health	1,432,882	28.1	1,409,037	27.9	23,845	1.7
	Medical	914,052	18.0	800,671	15.9	113,381	14.2
	Total health care distribution	4,917,750	96.6	4,875,117	96.6	42,633	0.9
Technology and value-added services (2)		175,216	3.4	170,448	3.4	4,768	2.8
	Total	$5,092,966	100.0%	$5,045,565	100.0%	$47,401	0.9

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
	services.

The $47.4 million, or 0.9%, increase in net sales for the six months ended June 27, 2015 includes an increase of 7.5% in local currency growth (4.4% increase in internally generated revenue and 3.1% growth from acquisitions) partially offset by a decrease of 6.6% related to foreign exchange.

The $94.6 million, or 3.5%, decrease in dental net sales for the six months ended June 27, 2015 includes an increase of 4.0% in local currency growth (3.5% increase in internally generated revenue and 0.5% growth from acquisitions) offset by a decrease of 7.5% related to foreign currency exchange.  The 4.0% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 5.5% (4.4% increase in internally generated revenue and 1.1% growth from acquisitions) and dental consumable merchandise sales growth of 3.6% (3.2% increase in internally generated revenue and 0.4% growth from acquisitions).

The $23.8 million, or 1.7%, increase in animal health net sales for the six months ended June 27, 2015 includes an increase of 9.9% in local currency growth (2.4% internally generated growth and 7.5% growth from acquisitions) partially offset by a decrease of 8.2% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by certain products switching between agency sales and standard sales, as well as changes to our veterinary diagnostics manufacturer relationships.  When excluding the effects of these items, internally generated revenue grew 6.9%.

The $113.4 million, or 14.2%, increase in medical net sales for the six months ended June 27, 2015 includes an increase of 15.1% in local currency growth (10.8% internally generated revenue and 4.3% growth from acquisitions) partially offset by a decrease of 0.9% related to foreign currency exchange.

The $4.8 million, or 2.8%, increase in technology and value-added services net sales for the six months ended June 27, 2015 includes an increase of 5.6% in local currency growth (5.3% internally generated growth and 0.3% growth from acquisitions) partially offset by a decrease of 2.8% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 27, 2015 and June 28, 2014 were as follows (in thousands):

	June 27,	Gross	June 28,	Gross	Increase
	2015	Margin %	2014	Margin %	$	%
Health care distribution	$1,345,193	27.4%	$1,311,772	26.9%	$33,421	2.5%
Technology and value-added services	118,880	67.8	113,413	66.5	5,467	4.8
Total	$1,464,073	28.7	$1,425,185	28.2	$38,888	2.7

For the six months ended June 27, 2015, gross profit increased $38.9 million, or 2.7%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $33.4 million, or 2.5%, for the six months ended June 27, 2015 compared to the prior year period.  Health care distribution gross profit margin increased to 27.4% for the six months ended June 27, 2015 from 26.9% for the comparable prior year period.  The overall increase in our health care distribution gross profit margin reflects growing margins in our dental and animal health operating segments.  Acquisitions accounted for $49.2 million of our gross profit increase within our health care distribution segment for the six months ended June 27, 2015 compared to the prior year period.  The offsetting decrease of $15.8 million in our health care distribution segment gross profit was attributable to a $29.2 million gross profit decrease from a decline in internally generated revenue, partially offset by a $13.4 million gross profit increase related to an improvement in the gross margin rate on our dental consumable merchandise sales and changes in our animal health product mix.

Technology and value-added services gross profit increased $5.5 million, or 4.8%, for the six months ended June 27, 2015 compared to the prior year period.  Technology gross profit margin increased to 67.8% for the six months ended June 27, 2015 from 66.5% for the comparable prior year period.  Acquisitions accounted for $0.5 million of our gross profit increase within our technology and value-added services segment for the six months ended June 27, 2015 compared to the prior year period. The remaining increase of $5.0 million in our technology and value-added services segment gross profit was attributable to a $2.9 million gross profit increase from our growth in internally generated revenue and $2.1 million gross profit increase related to a slight improvement in the gross margin rate for our technology and value-added services segment.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 27, 2015 and June 28, 2014 were as follows (in thousands):

		% of		% of
	June 27,	Respective	June 28,	Respective	Increase
	2015	Net Sales	2014	Net Sales	$	%
Health care distribution	$1,039,782	21.1%	$1,024,375	21.0%	$15,407	1.5%
Technology and value-added services	65,810	37.6	62,698	36.8	3,112	5.0
Total	$1,105,592	21.7	$1,087,073	21.5	$18,519	1.7

Selling, general and administrative expenses increased $18.5 million, or 1.7%, to $1,105.6 million for the six months ended June 27, 2015 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses increased to 21.7% from 21.5% for the comparable prior year period.  The $15.4 million increase in selling, general and administrative expenses within our health care distribution segment for the six months ended June 27, 2015 as compared to the prior year period was attributable to $46.4 million of additional costs from acquired companies, partially offset by a reduction of $31.0 million of costs primarily due to the impact of foreign exchange.  The $3.1 million increase in selling, general and administrative expenses within our technology and value-added services segment for the six months ended June 27, 2015 as compared to the prior year period was attributable to $0.6 million of additional costs from acquired companies and $2.5 million of additional operating costs.

As a component of selling, general and administrative expenses, selling expenses decreased $3.7 million, or 0.5%, to $687.8 million for the six months ended June 27, 2015 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.5% as compared to 13.7% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $22.2 million, or 5.6%, to $417.8 million for the six months ended June 27, 2015 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.2% from 7.8% for the comparable prior year period.

Other Income (Expense), Net

Other income (expense), net, for the six months ended June 27, 2015 and June 28, 2014 was as follows (in thousands):

	June 27,	June 28,	Variance
	2015	2014	$	%
Interest income	$6,712	$6,871	$(159)	(2.3)%
Interest expense	(12,553)	(10,928)	(1,625)	(14.9)
Other, net	(57)	4,612	(4,669)	(101.2)
Other income (expense), net	$(5,898)	$555	$(6,453)	(1,162.7)

Other expense, net of $5.9 million for the six months ended June 27, 2015 changed by $6.5 million compared to other income, net of $0.6 million for the six months ended June 28, 2014.  Interest income decreased $0.2 million primarily due to lower late fee income.  Interest expense increased by $1.6 million primarily due to increased borrowings under our bank credit lines and our private placement facilities.  Other, net decreased by $4.7 million primarily due to a contractual payment in the prior year period from an animal health supplier in Europe related to a change to a non-exclusive sales model.

Income Taxes

For the six months ended June 27, 2015, our effective tax rate was 30.4% compared to 31.0% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income increased $3.9 million, or 1.7%, for the six months ended June 27, 2015, compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $181.1 million for the six months ended June 27, 2015, compared to $144.0 million for the comparable prior year period.  The net change of $37.1 million was primarily attributable to changes in net working capital.

Net cash used in investing activities was $97.9 million for the six months ended June 27, 2015, compared to $267.3 million for the comparable prior year period.  The net change of $169.4 million was primarily due to a reduction in payments for equity investments and business acquisitions.

Net cash used in financing activities was $116.7 million for the six months ended June 27, 2015, compared to net cash provided by financing activities of $21.3 million for the comparable prior year period.  The net change of $138.0 million was primarily due to decreased net proceeds from debt, partially offset by a reduction in acquisitions of noncontrolling interests in subsidiaries and a reduction of repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 27,	December 27,
	2015	2014
Cash and cash equivalents	$47,068	$89,474
Working capital	1,268,595	1,133,055

Debt:
Bank credit lines	$132,428	$182,899
Current maturities of long-term debt	14,716	5,815
Long-term debt	588,523	542,776
Total debt	$735,667	$731,490

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations remained consistent at 40.5 days as of June 27, 2015 compared to the comparable prior year period.  During the six months ended June 27, 2015, we wrote off approximately $3.7 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.5 as of June 27, 2015 from 5.8 as of June 28, 2014.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of June 27, 2015 and December 27, 2014.  As of June 27, 2015 and December 27, 2014, there were $10.1 million of letters of credit provided to third parties under the credit facility.

As of June 27, 2015 and December 27, 2014, we had various other short-term bank credit lines available, of which $132.4 million and $182.9 million, respectively, were outstanding.  At June 27, 2015 and December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.36% and 1.26%, respectively.

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

The components of our private placement facility borrowings as of June 27, 2015 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $210.0 million and $150.0 million as of June 27, 2015 and December 27, 2014, respectively.  At June 27, 2015, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 21 basis points plus 75 basis points, for a combined rate of 0.96%.  At December 27, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	June 27,	December 27,
	2015	2014
Private placement facilities	$350,000	$350,000
U.S. trade accounts receivable securitization	210,000	150,000
Notes payable to banks at a weighted-average interest rate of 8.83%	14	30
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 1.92% to 5.41%	41,038	41,259
Capital lease obligations payable through 2019 with interest rates
ranging from 2.00% to 11.49%	2,187	7,302
Total	603,239	548,591
Less current maturities	(14,716)	(5,815)
Total long-term debt	$588,523	$542,776

Stock Repurchases

From June 21, 2004 through June 27, 2015, we repurchased $1.5 billion, or 20,166,000 shares, under our common stock repurchase programs, with $186.7 million available as of June 27, 2015 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 27, 2015 and the year ended December 27, 2014 are presented in the following table:

	June 27,	December 27,
	2015	2014
Balance, beginning of period	$564,527	$497,539
Decrease in redeemable noncontrolling interests due to
redemptions	(8,257)	(105,383)
Increase in redeemable noncontrolling interests due to
business acquisitions	885	120,220
Net income attributable to redeemable noncontrolling interests	19,441	38,741
Dividends declared	(15,210)	(23,346)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(3,033)	(4,080)
Change in fair value of redeemable securities	9,319	40,836
Balance, end of period	$567,672	$564,527

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

On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016.)

When effective, ASU 2014-09 will use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).  We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 27, 2015 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended June 27, 2015, we completed the acquisition of an animal health business in Europe with approximate aggregate annual revenues of $64.0 million.  In addition, post-acquisition integration related activities continued for our global medical, animal health, and dental businesses acquired during prior quarters, representing aggregate annual revenues of approximately $463.0 million.  These acquisitions, which in some cases utilize separate information and financial accounting systems, have been included in our consolidated financial statements.   Finally, systems implementation activities were also completed for upgrading our global financial reporting consolidation system.

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

As of June 27, 2015, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

As of June 27, 2015, we had repurchased approximately $1.5 billion of common stock (20,166,000 shares) under these initiatives, with $186.7 million available as of June 27, 2015 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 27, 2015:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
03/29/15 through 04/25/15	266,757	$140.58	266,757	1,309,583
04/26/15 through 05/30/15	-	-	-	1,317,625
05/31/15 through 06/27/15	-	-	-	1,283,382
	266,757		266,757

(1)	All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)	The maximum number of shares that may yet be purchased under this program is determined at the end of each month based
	on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan.**+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

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

Dated: July 29, 2015