Form 10-Q
period 2015-09-26
HENRY SCHEIN INC
filed 2015-11-04
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015
or
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

As of October 26, 2015, there were 82,925,764 shares of the registrant’s common stock outstanding.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 26,	December 27,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$60,481	$89,474
Accounts receivable, net of reserves of $76,100 and $80,671	1,223,636	1,127,517
Inventories, net	1,424,923	1,327,796
Deferred income taxes	54,339	56,591
Prepaid expenses and other	356,794	311,788
Total current assets	3,120,173	2,913,166
Property and equipment, net	311,891	311,496
Goodwill	1,901,520	1,884,123
Other intangibles, net	615,258	643,736
Investments and other	422,716	386,286
Total assets	$6,371,558	$6,138,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$873,785	$860,996
Bank credit lines	186,886	182,899
Current maturities of long-term debt	14,456	5,815
Accrued expenses:
Payroll and related	218,486	237,511
Taxes	167,333	151,162
Other	336,335	341,728
Total current liabilities	1,797,281	1,780,111
Long-term debt	597,106	542,776
Deferred income taxes	248,249	253,118
Other liabilities	202,385	181,830
Total liabilities	2,845,021	2,757,835

Redeemable noncontrolling interests	584,591	564,527
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
83,384,956 outstanding on September 26, 2015 and
84,008,537 outstanding on December 27, 2014	834	840
Additional paid-in capital	259,504	265,363
Retained earnings	2,878,696	2,642,523
Accumulated other comprehensive loss	(199,682)	(95,132)
Total Henry Schein, Inc. stockholders' equity	2,939,352	2,813,594
Noncontrolling interests	2,594	2,851
Total stockholders' equity	2,941,946	2,816,445
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$6,371,558	$6,138,807

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net sales	$2,685,835	$2,623,729	$7,778,801	$7,669,294
Cost of sales	1,936,927	1,902,063	5,565,820	5,522,443
Gross profit	748,908	721,666	2,212,981	2,146,851
Operating expenses:
Selling, general and administrative	551,588	547,578	1,657,180	1,634,651
Restructuring costs	8,438	-	22,522	-
Operating income	188,882	174,088	533,279	512,200
Other income (expense):
Interest income	3,129	3,452	9,841	10,323
Interest expense	(6,297)	(6,280)	(18,850)	(17,208)
Other, net	(277)	(484)	(334)	4,128
Income before taxes and equity in earnings
of affiliates	185,437	170,776	523,936	509,443
Income taxes	(49,232)	(51,302)	(152,143)	(156,247)
Equity in earnings of affiliates	5,191	4,762	10,791	8,285
Net income	141,396	124,236	382,584	361,481
Less: Net income attributable to noncontrolling interests	(13,661)	(9,460)	(33,474)	(28,370)
Net income attributable to Henry Schein, Inc.	$127,735	$114,776	$349,110	$333,111

Earnings per share attributable to Henry Schein, Inc.:

Basic	$1.54	$1.36	$4.20	$3.94
Diluted	$1.52	$1.34	$4.14	$3.88

Weighted-average common shares outstanding:
Basic	82,858	84,095	83,042	84,506
Diluted	84,084	85,450	84,312	85,918

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014

Net income	$141,396	$124,236	$382,584	$361,481

Other comprehensive loss, net of tax:
Foreign currency translation loss	(38,730)	(99,445)	(112,877)	(84,825)

Unrealized gain (loss) from foreign currency hedging
activities	1,924	(138)	1,270	(1,858)

Unrealized investment gain	-	142	2	180

Pension adjustment gain	1,363	973	2,537	1,490

Other comprehensive loss, net of tax	(35,443)	(98,468)	(109,068)	(85,013)
Comprehensive income	105,953	25,768	273,516	276,468
Comprehensive income attributable to noncontrolling
interests:
Net income	(13,661)	(9,460)	(33,474)	(28,370)
Foreign currency translation loss (gain)	1,498	2,474	4,518	(127)
Comprehensive income attributable to noncontrolling
interests	(12,163)	(6,986)	(28,956)	(28,497)

Comprehensive income attributable to Henry Schein, Inc.	$93,790	$18,782	$244,560	$247,971

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 27, 2014	84,008,537	$840	$265,363	$2,642,523	$(95,132)	$2,851	$2,816,445
Net income (excluding $32,923 attributable to Redeemable
noncontrolling interests)	-	-	-	349,110	-	551	349,661
Foreign currency translation loss (excluding loss of $4,480
attributable to Redeemable noncontrolling interests)	-	-	-	-	(108,359)	(38)	(108,397)
Unrealized gain from foreign currency hedging activities,
net of tax of $580	-	-	-	-	1,270	-	1,270
Unrealized investment gain, net of tax of $0	-	-	-	-	2	-	2
Pension adjustment gain, net of tax of $879	-	-	-	-	2,537	-	2,537
Dividends paid	-	-	-	-	-	(402)	(402)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	(368)	(368)
Change in fair value of redeemable securities	-	-	(4,932)	-	-	-	(4,932)
Other adjustments	-	-	54	-	-	-	54
Repurchase and retirement of common stock	(1,070,081)	(10)	(37,916)	(112,937)	-	-	(150,863)
Stock issued upon exercise of stock options,
including tax benefit of $18,697	236,189	2	30,320	-	-	-	30,322
Stock-based compensation expense	407,250	4	35,076	-	-	-	35,080
Shares withheld for payroll taxes	(196,939)	(2)	(27,923)	-	-	-	(27,925)
Liability for cash settlement stock-based compensation awards	-	-	(538)	-	-	-	(538)

Balance, September 26, 2015	83,384,956	$834	$259,504	$2,878,696	$(199,682)	$2,594	$2,941,946

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 26,	September 27,
	2015	2014

Cash flows from operating activities:
Net income	$382,584	$361,481
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	118,891	112,668
Stock-based compensation expense	35,080	33,252
Provision for losses on trade and other accounts receivable	2,878	2,689
Provision for (benefit from) deferred income taxes	7,382	(2,840)
Equity in earnings of affiliates	(10,791)	(8,285)
Distributions from equity affiliates	11,316	10,304
Changes in unrecognized tax benefits	8,541	14,013
Other	7,131	8,191
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(111,890)	(108,338)
Inventories	(108,268)	2,447
Other current assets	(63,485)	(41,928)
Accounts payable and accrued expenses	9,161	(65,169)
Net cash provided by operating activities	288,530	318,485

Cash flows from investing activities:
Purchases of fixed assets	(52,164)	(60,782)
Payments for equity investments and business
acquisitions, net of cash acquired	(142,078)	(364,110)
Proceeds from sales of available-for-sale securities	20	-
Proceeds from maturities of available-for-sale securities	-	2,000
Other	(9,247)	(10,668)
Net cash used in investing activities	(203,469)	(433,560)

Cash flows from financing activities:
Proceeds from bank borrowings	4,920	158,284
Proceeds from issuance of debt	135,000	314,787
Debt issuance costs	(150)	(562)
Principal payments for long-term debt	(70,585)	(136,044)
Proceeds from issuance of stock upon exercise of stock options	11,625	24,115
Payments for repurchases of common stock	(150,863)	(226,282)
Excess tax benefits related to stock-based compensation	2,932	5,375
Distributions to noncontrolling shareholders	(22,316)	(22,800)
Acquisitions of noncontrolling interests in subsidiaries	(8,570)	(105,383)
Net cash provided by (used in) financing activities	(98,007)	11,490

Effect of exchange rate changes on cash and cash equivalents	(16,047)	(8,489)
Net change in cash and cash equivalents	(28,993)	(112,074)
Cash and cash equivalents, beginning of period	89,474	188,616
Cash and cash equivalents, end of period	$60,481	$76,542

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 26, 2015 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 26, 2015.

Note 2 – Segment Data

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 33 countries worldwide.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 2 – Segment Data – (Continued)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Nine Months Ended
		September 26,	September 27,	September 26,	September 27,
		2015	2014	2015	2014
Net Sales:
	Health care distribution (1):
	Dental	$1,266,321	$1,298,352	$3,837,137	$3,963,761
	Animal health	732,533	757,952	2,165,415	2,166,989
	Medical	597,243	480,302	1,511,295	1,280,973
	Total health care distribution	2,596,097	2,536,606	7,513,847	7,411,723
	Technology and value-added services (2)	89,738	87,123	264,954	257,571
	Total	$2,685,835	$2,623,729	$7,778,801	$7,669,294

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
	services.

		Three Months Ended		Nine Months Ended
		September 26,	September 27,	September 26,	September 27,
		2015	2014	2015	2014
Operating Income:
	Health care distribution	$161,702	$148,773	$454,009	$436,170
	Technology and value-added services	27,180	25,315	79,270	76,030
	Total	$188,882	$174,088	$533,279	$512,200

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of September 26, 2015 and December 27, 2014.  As of September 26, 2015 and December 27, 2014, there were $11.4 million and $10.1 million of letters of credit, respectively, provided to third parties under the credit facility.

As of September 26, 2015 and December 27, 2014, we had various other short-term bank credit lines available, of which $186.9 million and $182.9 million, respectively, were outstanding.  At September 26, 2015 and December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.24% and 1.26%, respectively.

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

The components of our private placement facility borrowings as of September 26, 2015 are presented in the following table (in thousands):

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
(in thousands, except per share data)
(unaudited)

Note 3 – Debt – (Continued)

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $220.0 million and $150.0 million as of September 26, 2015 and December 27, 2014, respectively.  At September 26, 2015, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 25 basis points plus 75 basis points, for a combined rate of 1.00%.  At December 27, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	September 26,	December 27,
	2015	2014
Private placement facilities	$350,000	$350,000
U.S. trade accounts receivable securitization	220,000	150,000
Notes payable to banks at a weighted-average interest rate of 8.83%	10	30
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 1.94% to 5.41%	39,626	41,259
Capital lease obligations payable through 2019 with interest rates
ranging from 2.00% to 10.68%	1,926	7,302
Total	611,562	548,591
Less current maturities	(14,456)	(5,815)
Total long-term debt	$597,106	$542,776

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 26, 2015 and the year ended December 27, 2014 are presented in the following table:

	September 26,	December 27,
	2015	2014
Balance, beginning of period	$564,527	$497,539
Decrease in redeemable noncontrolling interests due to
redemptions	(9,026)	(105,383)
Increase in redeemable noncontrolling interests due to business
acquisitions	17,961	120,220
Net income attributable to redeemable noncontrolling interests	32,923	38,741
Dividends declared	(22,246)	(23,346)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(4,480)	(4,080)
Change in fair value of redeemable securities	4,932	40,836
Balance, end of period	$584,591	$564,527

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	September 26,	December 27,
	2015	2014
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(10,063)	$(5,583)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(74)	$(36)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss	$(179,653)	$(71,294)
Unrealized gain (loss) from foreign currency hedging activities	215	(1,055)
Unrealized investment loss	(134)	(136)
Pension adjustment loss	(20,110)	(22,647)
Accumulated other comprehensive loss	$(199,682)	$(95,132)

Total Accumulated other comprehensive loss	$(209,819)	$(100,751)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Net income	$141,396	$124,236	$382,584	$361,481

Foreign currency translation loss	(38,730)	(99,445)	(112,877)	(84,825)
Tax effect	-	-	-	-
Foreign currency translation loss	(38,730)	(99,445)	(112,877)	(84,825)

Unrealized gain (loss) from foreign currency hedging
activities	2,671	(52)	1,850	(2,073)
Tax effect	(747)	(86)	(580)	215
Unrealized gain (loss) from foreign currency hedging
activities	1,924	(138)	1,270	(1,858)

Unrealized investment gain	-	233	2	295
Tax effect	-	(91)	-	(115)
Unrealized investment gain	-	142	2	180

Pension adjustment gain	1,704	1,279	3,416	1,860
Tax effect	(341)	(306)	(879)	(370)
Pension adjustment gain	1,363	973	2,537	1,490
Comprehensive income	$105,953	$25,768	$273,516	$276,468

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

During the three months ended September 26, 2015 and September 27, 2014, we recognized, as a component of our comprehensive income, a foreign currency translation loss of $38.7 million and $99.4 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  During the nine months ended September 26, 2015 and September 27, 2014, we recognized, as a component of our comprehensive income, a foreign currency translation loss of $112.9 million and $84.8 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the three and nine months ended September 26, 2015 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Loss
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	September 26,	September 26,	June 27,	September 27,	September 27,	June 28,
Currency	2015	2015	2015	2014	2014	2014
Euro	$1,063	1.12	1.12	$(53,618)	1.27	1.36
British Pound	(9,668)	1.52	1.57	(16,017)	1.62	1.70
Australian Dollar	(14,004)	0.70	0.77	(14,632)	0.88	0.94
Polish Zloty	(458)	0.26	0.27	(3,381)	0.30	0.33
Canadian Dollar	(6,572)	0.75	0.81	(4,026)	0.90	0.94
Swiss Franc	(3,098)	1.02	1.07	(4,459)	1.05	1.12
Brazilian Real	(3,418)	0.25	0.32	(1,968)	0.41	0.45
All other currencies	(2,575)			(1,344)
Total	$(38,730)			$(99,445)

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Loss
	for the Nine			for the Nine
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	September 26,	September 26,	December 27,	September 27,	September 27,	December 28,
Currency	2015	2015	2014	2014	2014	2013
Euro	$(58,577)	1.12	1.22	$(61,147)	1.27	1.38
British Pound	(9,775)	1.52	1.56	(5,751)	1.62	1.65
Australian Dollar	(25,809)	0.70	0.81	(3,225)	0.88	0.89
Polish Zloty	(2,309)	0.26	0.28	(3,667)	0.30	0.33
Canadian Dollar	(7,915)	0.75	0.86	(3,320)	0.90	0.94
Swiss Franc	606	1.02	1.01	(4,641)	1.05	1.12
Brazilian Real	(6,032)	0.25	0.37	(1,809)	0.41	0.43
All other currencies	(3,066)			(1,265)
Total	$(112,877)			$(84,825)

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 5 – Comprehensive Income – (Continued)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Comprehensive income attributable to
Henry Schein, Inc.	$93,790	$18,782	$244,560	$247,971
Comprehensive income attributable to
noncontrolling interests	128	155	513	414
Comprehensive income attributable to
Redeemable noncontrolling interests	12,035	6,831	28,443	28,083
Comprehensive income	$105,953	$25,768	$273,516	$276,468

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

Debt

The fair value of our debt as of September 26, 2015 and December 27, 2014 was estimated at $798.4 million and $731.5 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 26, 2015 and December 27, 2014:

	September 26, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,071	$-	$2,071
Total assets	$-	$2,071	$-	$2,071

Liabilities:
Derivative contracts	$-	$713	$-	$713
Total liabilities	$-	$713	$-	$713

Redeemable noncontrolling interests	$-	$-	$584,591	$584,591

	December 27, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,472	$-	$2,472
Total assets	$-	$2,472	$-	$2,472

Liabilities:
Derivative contracts	$-	$1,307	$-	$1,307
Total liabilities	$-	$1,307	$-	$1,307

Redeemable noncontrolling interests	$-	$-	$564,527	$564,527

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On September 1, 2015, we announced the completion of the acquisition of an 85% interest in Jorgen Kruuse A/S (“KRUUSE”), a leading distributor of veterinary supplies in Denmark, Norway and Sweden.  KRUUSE had sales in 2014 of approximately $90 million.

We completed certain other acquisitions during the nine months ended September 26, 2015.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the nine months ended September 26, 2015 and September 27, 2014, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

Note 8 – Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We have subsequently determined that the restructuring activities under this initiative will not be completed until the first half of fiscal 2016.

The total costs associated with the actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax, of which approximately $30 million to $35 million pre-tax, will be recorded in fiscal 2015.  These ongoing actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

On October 29, 2015, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $12 million to $15 million, consisting of $6 million to $7 million in employee severance pay and benefits and $6 million to $8 million in facility costs, representing primarily lease termination and other facility closure related costs.

During the three and nine months ended September 26, 2015, we recorded $8.4 million and $22.5 million in restructuring costs, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 8 – Plan of Restructuring – (Continued)

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 26, 2015 and during our 2014 fiscal year and the remaining accrued balance of restructuring costs as of September 26, 2015, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 28, 2013	$227	$484	$-	$711
Provision	-	-	-	-
Payments and other adjustments	(107)	(183)	-	(290)
Balance, December 27, 2014	$120	$301	$-	$421
Provision	17,366	3,611	1,545	22,522
Payments	(12,489)	(2,045)	(1,109)	(15,643)
Balance, September 26, 2015	$4,997	$1,867	$436	$7,300

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 26, 2015 and the 2014 fiscal year and the remaining accrued balance of restructuring costs as of September 26, 2015:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 28, 2013	$711	$-	$711
Provision	-	-	-
Payments and other adjustments	(290)	-	(290)
Balance, December 27, 2014	$421	$-	$421
Provision	21,506	1,016	22,522
Payments	(14,659)	(984)	(15,643)
Balance, September 26, 2015	$7,268	$32	$7,300

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Basic	82,858	84,095	83,042	84,506
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,226	1,355	1,270	1,412
Diluted	84,084	85,450	84,312	85,918

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 10 – Income Taxes

For the nine months ended September 26, 2015, our effective tax rate was 29.0% compared to 30.7% for the prior year period.  During the third quarter of 2015, we received a favorable response to a tax petition, which has allowed us to conclude that it is more likely than not that certain unrecognized tax benefits, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a one-time $6.3 million income tax benefit.

Absent the effects of this one-time income tax benefit in the third quarter of 2015, our effective tax rate for the nine months ended September 26, 2015 would have been 30.2% as compared to our actual effective tax rate of 29.0%.  The remaining difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of September 26, 2015 was approximately $90.9 million, of which $74.0 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $16.6 million and $0, respectively, as of September 26, 2015.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  We do not expect this to have a significant effect on our consolidated financial position, liquidity or the results of operations.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.  By the end of the quarter ending December 26, 2015, we expect to have filed our protest with the Appellate Division.  We anticipate that we will have our opening Appeals conference in the quarter ending March 26, 2016.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $13.1 million ($9.6 million after-tax) and $35.1 million ($24.9 million after-tax) for the three and nine months ended September 26, 2015, respectively, and $13.8 million ($9.6 million after-tax) and $33.3 million ($23.1 million after-tax) for the three and nine months ended September 27, 2014, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of September 26, 2015 was $100.4 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 12 – Stock-Based Compensation – (Continued)

The following table summarizes stock option activity under the Plans during the nine months ended September 26, 2015:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period	684	$53.41
Granted	-	-
Exercised	(238)	49.43
Forfeited	-	-
Outstanding at end of period	446	$55.53	1.9	$33,732

Options exercisable at end of period	446	$55.53	1.9	$33,732

The following tables summarize the activity of our non-vested restricted stock/units for the nine months ended September 26, 2015:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	836	$83.86
Granted	174	140.41
Vested	(207)	72.17
Forfeited	(16)	102.29
Outstanding at end of period	787	$99.04	$131.11

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,127	$77.19
Granted	164	126.78
Vested	(304)	73.61
Forfeited	(13)	110.99
Outstanding at end of period	974	$93.47	$131.11

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(in thousands, except per share data)
(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 26,	September 27,
	2015	2014
Interest	$18,062	$15,718
Income taxes	128,693	141,233

During the nine months ended September 26, 2015 and September 27, 2014, we had $1.9 million and $(2.1) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

Note 14 – Legal Proceedings

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

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleges that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleges, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserts the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Plaintiff has not specified a damage amount in its complaint.  We intend to defend ourselves against the action vigorously.  The Company does not anticipate that this matter will have a material adverse effect on the financial condition of the Company.

As of September 26, 2015, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; possible increases in the cost of shipping our products or other service issues with our third-party shippers; general global macro-economic conditions; disruptions in financial markets; possible volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; risks from challenges associated with the emergence of potential increased competition by third-party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

We are headquartered in Melville, New York, employ more than 18,000 people (of which more than 8,000 are based outside the United States) and have operations or affiliates in 33 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2014-2024” indicating that total national health care spending reached approximately $3.1 trillion in 2014, or 17.7% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $5.4 trillion in 2024, approximately 19.6% of the nation’s gross domestic product.

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

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals, and we believe that we are substantially compliant with applicable Physician Payment Sunshine Act requirements.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain of such state laws in addition to Physician Payment Sunshine Act reporting, and some of these state laws are also ambiguous.   We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these reporting requirements, our compliance with these rules imposes additional costs on us.

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

The Food and Drug Administration Amendments Act of 2007 (“FDAAA”) and the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”) amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require the FDA to promulgate regulations to implement a Unique Device Identification System.  The FDA issued a final rule on September 24, 2013 implementing the Unique Device Identification System, requiring the labels of most medical devices to bear a unique device identifier (“UDI”), and prescribing the content and format of the UDI.  The rule also requires the submission of certain information concerning UDI-labeled devices to an FDA database, the Global Unique Device Identification Database (“GUDID”).  FDA’s UDI regulations are being phased in over seven years from the rule’s promulgation in September 2013, beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  For the lowest-risk, Class I medical devices, a Universal Product Code may take the place of a UDI on the device’s label.

The FDA’s UDI regulations require certain entities, referred to as “labelers,” to develop and include UDIs on the labels of medical devices, and to directly mark certain devices with UDIs.  Labelers are entities that cause a device’s label to be applied or modified, without any subsequent replacement or modification.  Typically, these entities are device manufacturers, specification developers, single-use device reprocessors, convenience kit assemblers, repackagers and relabelers.

Violations of the UDI regulations, including failure to include a UDI on a device’s label after the effective date for the device type, result in the misbranding of the device.  The FDCA makes it unlawful to introduce or deliver for introduction into interstate commerce a misbranded device.  It is also unlawful to cause a device to become misbranded.

We believe that we are substantially compliant with applicable UDI requirements.

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

In addition, our businesses that involve physician and dental practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals.  These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies.  For example, we are directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”).  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws and regulations can result in substantial penalties and other liabilities.

Federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services (“HHS”).  Generally, initial (“Stage 1”) standards addressed criteria for periods beginning in 2011, and more demanding “Stage 2” standards addressed criteria for periods beginning in 2014.  On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, establish the more challenging “Stage 3” criteria, make certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalize 2015 edition health information technology (HIT) certification criteria (which is now added to the existing 2014 edition HIT certification criteria, but not required until 2018).  Notably, under the new rules, compliance with Stage 3 standards will be optional for providers in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently.  Developers and others involved in the manufacture of EHR program technology will have this interim period to develop and certify products, and work with customers to implement products for the 2018 EHR program period.  In connection with the release of the October 6 rules, HHS has also stated it will continue to modify applicable EHR program standards.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and therefore, we must maintain compliance with, and are affected by, these changing governmental criteria.

HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission.  The new diagnostic code sets are called the ICD-10-CM.  They were originally to be implemented on October 1, 2013 (and CMS delayed the implementation date until October 1, 2014), but as part of the Protecting Access to Medicare Act of 2014, enacted on April 1, 2014, Congress prohibited the Secretary of Health and Human Services from implementing ICD-10-CM any earlier than October 1, 2015.  CMS published a final rule on August 4, 2014 adopting the October 1, 2015 compliance date and requiring the use of ICD-9-CM code sets through September 30, 2015.  The ICD-10-CM standard has been implemented and claims with dates of service of October 1, 2015 or after must be submitted using ICD-10-CM code sets.  Certain of our businesses provide electronic practice management products that must meet these requirements, and while we believe that our products have timely adopted the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting these products.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 26, 2015 and September 27, 2014 and cash flows for the nine months ended September 26, 2015 and September 27, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2015	2014	2015	2014
Operating results:
Net sales	$2,685,835	$2,623,729	$7,778,801	$7,669,294
Cost of sales	1,936,927	1,902,063	5,565,820	5,522,443
Gross profit	748,908	721,666	2,212,981	2,146,851
Operating expenses:
Selling, general and administrative	551,588	547,578	1,657,180	1,634,651
Restructuring costs	8,438	-	22,522	-
Operating income	$188,882	$174,088	$533,279	$512,200

Other expense, net	$(3,445)	$(3,312)	$(9,343)	$(2,757)
Net income	141,396	124,236	382,584	361,481
Net income attributable to Henry Schein, Inc.	127,735	114,776	349,110	333,111

Cash flows:
Net cash provided by operating activities			$288,530	$318,485
Net cash used in investing activities			(203,469)	(433,560)
Net cash provided by (used in) financing activities			(98,007)	11,490

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We have subsequently determined that the restructuring activities under this initiative will not be completed until the first half of fiscal 2016.

The total costs associated with the actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax, of which approximately $30 million to $35 million pre-tax, will be recorded in fiscal 2015.  These ongoing actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

On October 29, 2015, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $12 million to $15 million, consisting of $6 million to $7 million in employee severance pay and benefits and $6 million to $8 million in facility costs, representing primarily lease termination and other facility closure related costs.

During the three and nine months ended September 26, 2015, we recorded $8.4 million and $22.5 million in restructuring costs, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended September 26, 2015 Compared to Three Months Ended September 27, 2014

Net Sales

Net sales for the three months ended September 26, 2015 and September 27, 2014 were as follows (in thousands):

		September 26,	% of	September 27,	% of	Increase/(Decrease)
		2015	Total	2014	Total	$	%
Health care distribution (1):
	Dental	$1,266,321	47.2%	$1,298,352	49.5%	$(32,031)	(2.5)%
	Animal health	732,533	27.3	757,952	28.9	(25,419)	(3.4)
	Medical	597,243	22.2	480,302	18.3	116,941	24.3
	Total health care distribution	2,596,097	96.7	2,536,606	96.7	59,491	2.3
Technology and value-added services (2)		89,738	3.3	87,123	3.3	2,615	3.0
	Total	$2,685,835	100.0%	$2,623,729	100.0%	$62,106	2.4

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
	services.

The $62.1 million, or 2.4%, increase in net sales for the three months ended September 26, 2015 includes an increase of 8.3% in local currency growth (4.8% increase in internally generated revenue and 3.5% growth from acquisitions) partially offset by a decrease of 5.9% related to foreign currency exchange.

The $32.0 million, or 2.5%, decrease in dental net sales for the three months ended September 26, 2015 includes an increase of 4.6% in local currency growth (4.1% increase in internally generated revenue and 0.5% growth from acquisitions) offset by a decrease of 7.1% related to foreign currency exchange.  The 4.6% increase in local currency sales was due to dental consumable merchandise sales growth of 4.0% (3.5% increase in internally generated revenue and 0.5% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 6.2% (5.9% increase in internally generated revenue and 0.3% growth from acquisitions).

The $25.4 million, or 3.4%, decrease in animal health net sales for the three months ended September 26, 2015 includes an increase of 4.5% in local currency growth (0.5% increase in internally generated revenue and 4.0% growth from acquisitions) offset by a decrease of 7.9% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by certain products switching between agency sales and standard sales, as well as changes to our veterinary diagnostics manufacturer relationships.  When excluding the effects of these items, internally generated revenue grew 3.4%.

The $116.9 million, or 24.3%, increase in medical net sales for the three months ended September 26, 2015 includes an increase of 25.0% in local currency growth (13.6% increase in internally generated revenue and 11.4% growth from acquisitions) partially offset by a decrease of 0.7% related to foreign currency exchange.

The $2.6 million, or 3.0%, increase in technology and value-added services net sales for the three months ended September 26, 2015 includes an increase of 5.8% in local currency growth (5.2% increase in internally generated revenue and 0.6% growth from acquisitions) partially offset by a decrease of 2.8% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 26, 2015 and September 27, 2014 were as follows (in thousands):

	September 26,	Gross	September 27,	Gross	Increase
	2015	Margin %	2014	Margin %	$	%
Health care distribution	$687,184	26.5%	$664,133	26.2%	$23,050	3.5%
Technology and value-added services	61,724	68.8	57,533	66.0	4,192	7.3
Total	$748,908	27.9	$721,666	27.5	$27,242	3.8

For the three months ended September 26, 2015, gross profit increased $27.2 million, or 3.8%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $23.1 million, or 3.5%, for the three months ended September 26, 2015 compared to the prior year period.  Health care distribution gross profit margin increased to 26.5% for the three months ended September 26, 2015 from 26.2% for the comparable prior year period.  The overall increase in our health care distribution gross profit margin reflects growing margins in our animal health operating segment.  Acquisitions accounted for $22.0 million of our gross profit increase within our health care distribution segment for the three months ended September 26, 2015 compared to the prior year period.

Technology and value-added services gross profit increased $4.2 million, or 7.3%, for the three months ended September 26, 2015 compared to the prior year period.  Technology gross profit margin increased to 68.8% for the three months ended September 26, 2015 from 66.0% for the comparable prior year period.  Acquisitions accounted for $0.5 million of our gross profit increase within our technology and value-added services segment for the three months ended September 26, 2015 compared to the prior year period. The remaining increase of $3.7 million in our technology and value-added services segment gross profit was attributable to improvements in the gross margin rate resulting from changes in product mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 26, 2015 and September 27, 2014 were as follows (in thousands):

		% of		% of
	September 26,	Respective	September 27,	Respective	Increase
	2015	Net Sales	2014	Net Sales	$	%
Health care distribution	$517,080	19.9%	$515,360	20.3%	$1,720	0.3%
Technology and value-added services	34,508	38.5	32,218	37.0	2,290	7.1
Total	$551,588	20.5	$547,578	20.9	$4,010	0.7

Selling, general and administrative expenses increased $4.0 million, or 0.7%, to $551.6 million for the three months ended September 26, 2015 from the comparable prior year period.  The $1.7 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended September 26, 2015 as compared to the prior year period was attributable to $28.6 million of additional costs from acquired companies, partially offset by a reduction of $26.9 million of costs primarily due to the impact of foreign exchange.  The $2.3 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended September 26, 2015 as compared to the prior year period was attributable to $1.8 million of additional costs from acquired companies and $0.5 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.5% from 20.9% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses decreased $4.0 million, or 1.2%, to $344.1 million for the three months ended September 26, 2015 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.8% from 13.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $8.0 million, or 4.0%, to $207.5 million for the three months ended September 26, 2015 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 7.7% from 7.6% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 26, 2015 and September 27, 2014 was as follows (in thousands):

	September 26,	September 27,	Variance
	2015	2014	$	%
Interest income	$3,129	$3,452	$(323)	(9.4)%
Interest expense	(6,297)	(6,280)	(17)	(0.3)
Other, net	(277)	(484)	207	42.8
Other expense, net	$(3,445)	$(3,312)	$(133)	(4.0)

Other expense, net increased by $0.1 million for the three months ended September 26, 2015 compared to the prior year period.  Interest income decreased primarily due to lower late fee income.  Interest expense and other, net remained consistent with the comparable prior year period.

Income Taxes

For the three months ended September 26, 2015, our effective tax rate was 26.5% compared to 30.0% for the prior year period.  During the third quarter of 2015, we received a favorable response to a tax petition, which has allowed us to conclude that it is more likely than not that certain unrecognized tax benefits, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a one-time $6.3 million income tax benefit.

Absent the effects of this one-time income tax benefit in the third quarter of 2015, our effective tax rate for the three months ended September 26, 2015 would have been 30.0% as compared to our actual effective tax rate of 26.5%.  The remaining difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income increased $17.2 million, or 13.8%, for the three months ended September 26, 2015, compared to the prior year period due to the factors noted above.

Nine Months Ended September 26, 2015 Compared to Nine Months Ended September 27, 2014

Net Sales

Net sales for the nine months ended September 26, 2015 and September 27, 2014 were as follows (in thousands):

		September 26,	% of	September 27,	% of	Increase/(Decrease)
		2015	Total	2014	Total	$	%
Health care distribution (1):
	Dental	$3,837,137	49.3%	$3,963,761	51.7%	$(126,624)	(3.2)%
	Animal health	2,165,415	27.8	2,166,989	28.2	(1,574)	(0.1)
	Medical	1,511,295	19.5	1,280,973	16.7	230,322	18.0
	Total health care distribution	7,513,847	96.6	7,411,723	96.6	102,124	1.4
Technology and value-added services (2)		264,954	3.4	257,571	3.4	7,383	2.9
	Total	$7,778,801	100.0%	$7,669,294	100.0%	$109,507	1.4

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
	services.

The $109.5 million, or 1.4%, increase in net sales for the nine months ended September 26, 2015 includes an increase of 7.8% in local currency growth (4.5% increase in internally generated revenue and 3.3% growth from acquisitions) partially offset by a decrease of 6.4% related to foreign currency exchange.

The $126.6 million, or 3.2%, decrease in dental net sales for the nine months ended September 26, 2015 includes an increase of 4.2% in local currency growth (3.7% increase in internally generated revenue and 0.5% growth from acquisitions) offset by a decrease of 7.4% related to foreign currency exchange.  The 4.2% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 5.8% (4.9% increase in internally generated revenue and 0.9% growth from acquisitions) and dental consumable merchandise sales growth of 3.7% (3.3% increase in internally generated revenue and 0.4% growth from acquisitions).

The $1.6 million, or 0.1%, decrease in animal health net sales for the nine months ended September 26, 2015 includes an increase of 8.0% in local currency growth (1.7% internally generated revenue and 6.3% growth from acquisitions) offset by a decrease of 8.1% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by certain products switching between agency sales and standard sales, as well as changes to our veterinary diagnostics manufacturer relationships.  When excluding the effects of these items, internally generated revenue grew 5.6%.

The $230.3 million, or 18.0%, increase in medical net sales for the nine months ended September 26, 2015 includes an increase of 18.8% in local currency growth (11.8% internally generated revenue and 7.0% growth from acquisitions) partially offset by a decrease of 0.8% related to foreign currency exchange.

The $7.4 million, or 2.9%, increase in technology and value-added services net sales for the nine months ended September 26, 2015 includes an increase of 5.6% in local currency growth (5.2% internally generated revenue and 0.4% growth from acquisitions) partially offset by a decrease of 2.7% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 26, 2015 and September 27, 2014 were as follows (in thousands):

	September 26,	Gross	September 27,	Gross	Increase
	2015	Margin %	2014	Margin %	$	%
Health care distribution	$2,032,377	27.0%	$1,975,905	26.7%	$56,472	2.9%
Technology and value-added services	180,604	68.2	170,946	66.4	9,658	5.6
Total	$2,212,981	28.4	$2,146,851	28.0	$66,130	3.1

For the nine months ended September 26, 2015, gross profit increased $66.1 million, or 3.1%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $56.5 million, or 2.9%, for the nine months ended September 26, 2015 compared to the prior year period.  Health care distribution gross profit margin increased to 27.0% for the nine months ended September 26, 2015 from 26.7% for the comparable prior year period.  The overall increase in our health care distribution gross profit margin reflects growing margins in our dental and animal health operating segments.  Acquisitions accounted for $71.3 million of our gross profit increase within our health care distribution segment for the nine months ended September 26, 2015 compared to the prior year period.  The offsetting decrease of $14.8 million in our health care distribution segment gross profit was attributable to a $21.2 million gross profit increase related to an improvement in the gross margin rate on our dental consumable merchandise sales and changes in our animal health product mix, offset by a $36.0 million decline in gross profit due primarily to the effects of foreign exchange on revenues.

Technology and value-added services gross profit increased $9.7 million, or 5.6%, for the nine months ended September 26, 2015 compared to the prior year period.  Technology gross profit margin increased to 68.2% for the nine months ended September 26, 2015 from 66.4% for the comparable prior year period.  Acquisitions accounted for $1.0 million of our gross profit increase within our technology and value-added services segment for the nine months ended September 26, 2015 compared to the prior year period. The remaining increase of $8.7 million in our technology and value-added services segment gross profit was attributable to a $4.3 million gross profit increase from our growth in internally generated revenue and a $4.4 million gross profit increase from improvement in the gross margin rate.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 26, 2015 and September 27, 2014 were as follows (in thousands):

		% of		% of
	September 26,	Respective	September 27,	Respective	Increase
	2015	Net Sales	2014	Net Sales	$	%
Health care distribution	$1,556,862	20.7%	$1,539,735	20.8%	$17,127	1.1%
Technology and value-added services	100,318	37.9	94,916	36.9	5,402	5.7
Total	$1,657,180	21.3	$1,634,651	21.3	$22,529	1.4

Selling, general and administrative expenses increased $22.5 million, or 1.4%, to $1,657.2 million for the nine months ended September 26, 2015 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses remained consistent at 21.3% compared to the comparable prior year period.  The $17.1 million increase in selling, general and administrative expenses within our health care distribution segment for the nine months ended September 26, 2015 as compared to the prior year period was attributable to $75.0 million of additional costs from acquired companies, partially offset by a reduction of $57.9 million of costs primarily due to the impact of foreign exchange.  The $5.4 million increase in selling, general and administrative expenses within our technology and value-added services segment for the nine months ended September 26, 2015 as compared to the prior year period was attributable to $0.9 million of additional costs from acquired companies and $4.5 million of additional operating costs.

As a component of selling, general and administrative expenses, selling expenses decreased $7.7 million, or 0.7%, to $1,031.8 million for the nine months ended September 26, 2015 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.3% as compared to 13.5% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $30.2 million, or 5.1%, to $625.4 million for the nine months ended September 26, 2015 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.0% from 7.8% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the nine months ended September 26, 2015 and September 27, 2014 was as follows (in thousands):

	September 26,	September 27,	Variance
	2015	2014	$	%
Interest income	$9,841	$10,323	$(482)	(4.7)%
Interest expense	(18,850)	(17,208)	(1,642)	(9.5)
Other, net	(334)	4,128	(4,462)	(108.1)
Other expense, net	$(9,343)	$(2,757)	$(6,586)	(238.9)

Other expense, net increased by $6.6 million for the nine months ended September 26, 2015 compared to the comparable prior year period.  Interest income decreased by $0.5 million primarily due to lower late fee income.  Interest expense increased by $1.6 million primarily due to increased borrowings under our bank credit lines and our private placement facilities.  Other, net decreased by $4.5 million primarily due to a contractual payment in the prior year period from an animal health supplier in Europe related to a change to a non-exclusive sales model.

Income Taxes

For the nine months ended September 26, 2015, our effective tax rate was 29.0% compared to 30.7% for the prior year period.  During the third quarter of 2015, we received a favorable response to a tax petition, which has allowed us to conclude that it is more likely than not that certain unrecognized tax benefits, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a one-time $6.3 million income tax benefit.

Absent the effects of this one-time income tax benefit in the third quarter of 2015, our effective tax rate for the nine months ended September 26, 2015 would have been 30.2% as compared to our actual effective tax rate of 29.0%.  The remaining difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income increased $21.1 million, or 5.8%, for the nine months ended September 26, 2015, compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $288.5 million for the nine months ended September 26, 2015, compared to $318.5 million for the comparable prior year period.  The net change of $30.0 million was primarily attributable to changes in net working capital.

Net cash used in investing activities was $203.5 million for the nine months ended September 26, 2015, compared to $433.6 million for the comparable prior year period.  The net change of $230.1 million was primarily due to a reduction in payments for equity investments and business acquisitions.

Net cash used in financing activities was $98.0 million for the nine months ended September 26, 2015, compared to net cash provided by financing activities of $11.5 million for the comparable prior year period.  The net change of $109.5 million was primarily due to decreased net proceeds from debt, partially offset by a reduction in acquisitions of noncontrolling interests in subsidiaries and a reduction of repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 26,	December 27,
	2015	2014
Cash and cash equivalents	$60,481	$89,474
Working capital	1,322,892	1,133,055

Debt:
Bank credit lines	$186,886	$182,899
Current maturities of long-term debt	14,456	5,815
Long-term debt	597,106	542,776
Total debt	$798,448	$731,490

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.6 days as of September 26, 2015 from 40.5 days as of September 27, 2014.  During the nine months ended September 26, 2015, we wrote off approximately $5.4 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.5 as of September 26, 2015 from 5.8 as of September 27, 2014.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  There was no balance outstanding under this revolving credit facility as of September 26, 2015 and December 27, 2014.  As of September 26, 2015 and December 27, 2014, there were $11.4 million and $10.1 million of letters of credit, respectively, provided to third parties under the credit facility.

As of September 26, 2015 and December 27, 2014, we had various other short-term bank credit lines available, of which $186.9 million and $182.9 million, respectively, were outstanding.  At September 26, 2015 and December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.24% and 1.26%, respectively.

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

The components of our private placement facility borrowings as of September 26, 2015 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $220.0 million and $150.0 million as of September 26, 2015 and December 27, 2014, respectively.  At September 26, 2015, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 25 basis points plus 75 basis points, for a combined rate of 1.00%.  At December 27, 2014, the interest rate on borrowings under this facility was based on the average asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	September 26,	December 27,
	2015	2014
Private placement facilities	$350,000	$350,000
U.S. trade accounts receivable securitization	220,000	150,000
Notes payable to banks at a weighted-average interest rate of 8.83%	10	30
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 1.94% to 5.41%	39,626	41,259
Capital lease obligations payable through 2019 with interest rates
ranging from 2.00% to 10.68%	1,926	7,302
Total	611,562	548,591
Less current maturities	(14,456)	(5,815)
Total long-term debt	$597,106	$542,776

Stock Repurchases

From June 21, 2004 through September 26, 2015, we repurchased $1.6 billion, or 20,427,295 shares, under our common stock repurchase programs, with $149.0 million available as of September 26, 2015 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 26, 2015 and the year ended December 27, 2014 are presented in the following table:

	September 26,	December 27,
	2015	2014
Balance, beginning of period	$564,527	$497,539
Decrease in redeemable noncontrolling interests due to
redemptions	(9,026)	(105,383)
Increase in redeemable noncontrolling interests due to
business acquisitions	17,961	120,220
Net income attributable to redeemable noncontrolling interests	32,923	38,741
Dividends declared	(22,246)	(23,346)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(4,480)	(4,080)
Change in fair value of redeemable securities	4,932	40,836
Balance, end of period	$584,591	$564,527

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

Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Standards Update No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense.  Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt.  ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU 2015-03 must be applied retrospectively.  Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued.  We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 removes the previous requirement for an acquiring company to restate prior period financial results due to measurement-period adjustments.  ASU 2015-16 requires that an acquirer recognize provisional amounts that are identified during the measurement-period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires presentation of the amount recorded in current period earnings by line item, either on the face of the income statement or within the notes to financial statements, which would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. We are currently evaluating the impact of ASU 2015-16 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 27, 2014.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 26, 2015 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 26, 2015, we completed the acquisition of an animal health business in Europe and a dental business in North America with approximate aggregate annual revenues of $104.0 million.  In addition, post-acquisition integration related activities continued for our global medical and animal health businesses acquired during prior quarters, representing aggregate annual revenues of approximately $503.0 million.  These acquisitions, which in some cases utilize separate information and financial accounting systems, have been included in our consolidated financial statements.  Finally, we completed warehouse systems implementations that support our European and Australian dental and animal health businesses with approximate aggregate annual revenues of $154.0 million.

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

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleges that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleges, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserts the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  Plaintiff has not specified a damage amount in its complaint.  We intend to defend ourselves against the action vigorously.  The Company does not anticipate that this matter will have a material adverse effect on the financial condition of the Company.

As of September 26, 2015, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

As of September 26, 2015, we had repurchased approximately $1.6 billion of common stock (20,427,295 shares) under these initiatives, with $149.0 million available as of September 26, 2015 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 26, 2015:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
06/28/15 through 08/01/15	260,095	$144.18	260,095	1,008,028
08/02/15 through 08/29/15	1,200	129.38	1,200	1,068,958
08/30/15 through 09/26/15	-	-	-	1,136,547
	261,295		261,295

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 5.  OTHER INFORMATION

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative is expected to include the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We have subsequently determined that the restructuring activities under this initiative will not be completed until the first half of fiscal 2016.

The total costs associated with the actions to complete this restructuring are expected to be in the range of $35 million to $40 million pre-tax, of which approximately $30 million to $35 million pre-tax, will be recorded in fiscal 2015.  These ongoing actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

On October 29, 2015, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $12 million to $15 million, consisting of $6 million to $7 million in employee severance pay and benefits and $6 million to $8 million in facility costs, representing primarily lease termination and other facility closure related costs.

During the three and nine months ended September 26, 2015, we recorded $8.4 million and $22.5 million in restructuring costs, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Indemnification Agreements

On November 3, 2015, the Company entered into indemnification agreements (collectively, the “Indemnification Agreements”) with each of the members of the Board of Directors of the Company and each of the Company’s executive officers.  The Indemnification Agreements supplement the Company’s Amended and Restated Certificate of Incorporation, as amended, and Amended and Restated By-Laws, as amended, and Delaware law in providing certain indemnification rights to these individuals.  The Indemnification Agreements provide, among other things, that we will indemnify these individuals to the fullest extent permitted by Delaware law and to any greater extent that Delaware law may in the future permit, including the advancement of attorneys’ fees and other expenses incurred by such individuals in connection with any threatened, pending or completed action, suit or other proceeding, whether of a civil, criminal, administrative, legislative or investigative nature, relating to any occurrence or event before or after the date of the Indemnification Agreements, by reason of the fact that such individuals are or were our directors or officers, subject to certain exclusions and procedures set forth in the Indemnification Agreements.

The foregoing description of the Indemnification Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Indemnification Agreement, a copy of which is filed as Exhibit 10.1 to this Report and is incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Form of Indemnification Agreement, adopted on November 3, 2015, for members of the Board of Directors and executive officers.**+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+
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

Dated: November 4, 2015