Form 10-K
period 2015-12-26
HENRY SCHEIN INC
filed 2016-02-10
CIK 1000228

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2015

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
YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on June 27, 2015, was approximately $12,167,497,000.

As of February 5, 2016, there were 81,942,080 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:
Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 26, 2015) are incorporated by reference in Part III hereof.

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

We are headquartered in Melville, New York, employ nearly 19,000 people (of which more than 8,500 are based outside the United States) and have operations or affiliates in 33 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

We offer a comprehensive selection of products and services and value-added solutions for operating efficient practices and delivering high quality care.  We operate through a centralized and automated distribution network with a selection of more than 110,000 branded products and Henry Schein private brand products in stock, as well as more than 150,000 additional products available as special order items.  We also offer our customers exclusive, innovative technology solutions, including practice management software and e-commerce solutions, as well as a broad range of financial services.

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

Our technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as continuing education services for practitioners.

Industry

The health care products distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2015 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

In North America, we compete with other distributors, as well as several manufacturers, of dental, animal health and medical products, primarily on the basis of price, breadth of product line, customer service and value-added products and services.  In the dental market, our primary competitors are the Patterson Dental division of Patterson Companies, Inc. and Benco Dental Supply Company.  In addition, we compete against a number of other distributors that operate on a national, regional and local level.  In the animal health market, our primary competitors are the MWI Animal Health division of AmerisourceBergen and the Patterson Veterinary division of Patterson Companies, Inc.  Our primary competitors in the medical market are McKesson Corporation and Medline Industries, Inc., which are national distributors.  We also compete against a number of regional and local animal health and medical distributors, as well as a number of manufacturers that sell directly to veterinarians and physicians.  With regard to our dental practice management software, we compete against numerous companies, including Carestream Health, Inc. and the Patterson Dental division of Patterson Companies, Inc.  In the animal health practice management market, our primary competitors are IDEXX Laboratories, Inc. and the Patterson Veterinary division of Patterson Companies, Inc.  The medical practice management and electronic medical records market is very fragmented and we compete with numerous companies such as the NextGen division of Quality Systems, Inc., eClinicalWorks and Allscripts Healthcare Solutions, Inc.

We also face significant competition internationally, where we compete on the basis of price and customer service against several large competitors, including the GACD Group, Pluradent AG & Co., Lifco AB, Planmeca Oy, Billericay Dental Supply Co. Ltd., National Veterinary Services Limited (Patterson Veterinary division of Patterson Companies, Inc.), Centaur Services Limited (MWI Animal Health division of AmerisourceBergen) and Alcyon SA, as well as a large number of dental, animal health and medical product distributors and manufacturers in Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

Significant price reductions by our competitors could result in a similar reduction in our prices.  Any of these competitive pressures may materially adversely affect our operating results.

Competitive Strengths

We have more than 83 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein® brand.  Our competitive strengths include:

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

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•
Field sales consultants.  We have approximately 3,725 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•
Direct marketing.  During 2015, we distributed approximately 34.0 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based health care customers.

•
Telesales.  We support our direct marketing effort with approximately 1,850 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

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

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•
Consumable supplies and equipment.  We offer over 110,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 52,000 are offered to our dental customers, approximately 13,000 to our animal health customers and approximately 53,000 to our medical customers.  We offer over 150,000 additional SKUs to our customers in the form of special order items.

•
Technology and other value-added products and services.  We sell practice management software systems to our dental, animal health and medical customers.  Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  As of December 26, 2015, we had an active user base of more than 90,000 practices, including users of Dentrix® Dental Systems, Dentrix® Enterprise, Dentrix® Dental Vision®, Dentrix Ascend®, Easy Dental®, OasisTM, Evolution® and EXACT®, Gesden®, Julie®Software, Power Practice® Px, AxiUmTM, EndoVision®, PerioVision®, OMSVision® and Viive® for dental practices; Advantage+TM, AVImark®, DVM Manager®, InfinityTM, SunpointTM, Triple CrownTM, Vetech AdvantageTM, VisionVPMTM and Robovet® for animal health practices; and MicroMD® for physician practices.

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

Commitment to superior customer service. We maintain a strong commitment to providing superior customer service. We frequently monitor our customer service through customer surveys, focus groups and statistical reports. Our customer service policy primarily focuses on:

•
Exceptional order fulfillment.  We ship an average of approximately 165,000 cartons daily.  Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of health care products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2015, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 34% and 7%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our health care distribution and technology reportable segments:

		2015	2014	2013
Health care distribution:
	Dental products (1)	49.6%	51.9%	52.3%
	Animal health products (2)	27.5	27.9	27.2
	Medical products (3)	19.5	16.8	17.2

	Total health care distribution	96.6	96.6	96.7

Technology:
	Software and related products and
	other value-added products (4)	3.4	3.4	3.3

Total		100.0%	100.0%	100.0%

(1)	Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants,
	gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, equipment
	repair and high-tech and digital restoration equipment.

(2)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services.  Between 2015 and 2025, the 45 and older population is expected to grow by approximately 12%.  Between 2015 and 2035, this age group is expected to grow by approximately 25%.  This compares with expected total U.S. population growth rates of approximately 8% between 2015 and 2025 and approximately 15% between 2015 and 2035.

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

Our business is subject to seasonal and other quarterly fluctuations.  Revenues and profitability generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Revenues and profitability generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be materially adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our suppliers;

•	timing of the introduction of new products and services by our suppliers;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of supplier contracts or rebate programs;

•	supplier rebates based upon attaining certain growth goals;

•	changes in the way suppliers introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;

•	unexpected regulatory actions, or government regulation generally;

•	exclusivity requirements with certain suppliers may prohibit us from distributing competitive products manufactured by other suppliers;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in shipping costs or service issues with our third-party shippers;

•	fluctuations in the value of foreign currencies;

•	restructuring costs;

•	the adoption or repeal of legislation; and

•	changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly financial results to fluctuate.  If our financial results do not meet market expectations, our stock price may decline.

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

The Federal Food, Drug, and Cosmetic Act (“FDC Act”) and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act, which provides authority to prevent the spread of communicable diseases, serves as the legal basis for the United States Food and Drug Administration’s (“FDA”) regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”

The federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs began to take effect in January 2015, subject to certain enforcement delays by the FDA.  For example, the FDA announced that in light of difficulties experienced by some dispensers in establishing electronic systems to handle required product tracing information, it would delay to March 1, 2016 its enforcement of certain track and trace requirements scheduled to apply to dispensers on July 1, 2015, although this delay does not affect current DSCSA requirements that apply to other trading partners, such as manufacturers and wholesale distributors.  The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.  Also in January 2015, the DSCSA required manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product, and handle it accordingly.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  Beginning January 1, 2015, the DSCSA required wholesalers and 3PLs to submit annual reports to the FDA, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area.  Current state licensing requirements will likely remain in effect until the FDA issues new regulations as directed by the DSCSA, which to date, the FDA has not yet issued.

We believe that we are substantially compliant with applicable DSCSA requirements.

The Food and Drug Administration Amendments Act of 2007 (“FDAAA”) and the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”) amended the FDC Act to require the FDA to promulgate regulations to implement a Unique Device Identification System.  The FDA issued a final rule on September 24, 2013 implementing the Unique Device Identification System, requiring the labels of most medical devices to bear a unique device identifier (“UDI”), and prescribing the content and format of the UDI.  The rule also requires the submission of certain information concerning UDI-labeled devices to an FDA database, the Global Unique Device Identification Database (“GUDID”).  Additional FDA UDI guidance has subsequently been issued, and the FDA’s UDI regulations are being phased in over seven years from the rule’s promulgation in September 2013, beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  For the lowest-risk, Class I medical devices, a Universal Product Code may take the place of a UDI on the device’s label.

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

Violations of the UDI regulations, including failure to include a UDI on a device’s label after the effective date for the device type, result in the misbranding of the device.  The FDC Act makes it unlawful to introduce or deliver for introduction into interstate commerce a misbranded device.  It is also unlawful to cause a device to become misbranded.

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

Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the United States Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example, human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue.  We are also subject to foreign government regulation of such products.  The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Foreign regulations subject us to similar foreign powers.  Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls of products we sell, which could result in financial losses and potential reputational harm.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 (a moratorium was imposed beginning January 1, 2016 and ending December 31, 2017 and therefore the tax does not apply to sales during that period) and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been interpreted.  As a result, while upholding the law generally, the United States Supreme Court has effectively made the Health Care Reform Law’s Medicaid expansion voluntary for each state.  There has been an effort by the political party in control of Congress to repeal some or all of the law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  On February 1, 2013, the Centers for Medicare and Medicaid Services (“CMS”) released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and as required under the Physician Payment Sunshine Act, CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals, and we believe that we are substantially compliant with applicable Physician Payment Sunshine Act requirements.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these requirements, our compliance with these rules imposes additional costs on us.

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

In addition, our businesses that involve physician and dental practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals.  These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies.  For example, we are directly or indirectly subject to numerous and evolving federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as the privacy and security provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended, and implementing regulations (“HIPAA”).  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes and notify individuals in the event of privacy and security breaches.

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records.  These customers are subject to laws and regulations, such as HIPAA, which require that they protect the privacy and security of those records, and our products may be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws.  Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

Federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives, if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015. Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services (“HHS”). Generally, initial (“Stage 1”) standards addressed criteria for periods beginning in 2011, and more demanding “Stage 2” standards addressed criteria for periods beginning in 2014. On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, establish the more challenging “Stage 3” criteria, make certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalize 2015 edition health information technology (HIT) certification criteria (which is now added to the existing 2014 edition HIT certification criteria, but not required until 2018). Notably, under the new rules, compliance with Stage 3 standards will be optional for providers in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently. Developers and others involved in the manufacture of EHR program technology will have this interim period to develop and certify products, and work with customers to implement products for the 2018 EHR program period. In connection with the release of the October 6 rules, HHS has also stated it will continue to modify applicable EHR program standards. In addition, under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), which establishes the Merit-Based Incentive Payment System (MIPS), over the next few years the EHR program is expected to become part of a more comprehensive federal quality measurement and incentive program, apparently with modified applicable requirements, and CMS has indicated that it may even supplant certain Stage 3 rules with more streamlined MIPS approaches.

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and therefore we must maintain compliance with, and are affected by, these changing governmental criteria.

HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission, called the ICD-10-CM.  The ICD-10-CM standard was implemented on October 1, 2015, and claims with dates of service of October 1, 2015 or after must be submitted using ICD-10-CM code sets.  Certain of our businesses provide electronic practice management products that must meet these requirements, and while we believe that our products have timely adopted the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting these products.

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

Employees

As of December 26, 2015, we employed nearly 19,000 full-time employees, including approximately 1,850 telesales representatives, 3,725 field sales consultants, including equipment sales specialists, 3,900 warehouse employees, 600 computer programmers and technicians, 950 management employees and 7,900 office, clerical and administrative employees.  Approximately 301, or 1.6%, of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman	66	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin	63	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski	61	President, Henry Schein and CEO, Global Dental Group, Director
Michael S. Ettinger	54	Senior Vice President, Corporate & Legal Affairs and Chief of Staff, Secretary
James A. Harding	60	Senior Vice President, Chief Technology Officer
Stanley Komaroff	80	Senior Advisor
Peter McCarthy	56	President, Global Animal Health Group
Lorelei McGlynn	52	Senior Vice President, Global Human Resources and Financial Operations
David C. McKinley	63	President, Medical Group
Bob Minowitz	57	President, International Dental Group
Mark E. Mlotek	60	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino	58	Executive Vice President, Chief Financial Officer, Director
Michael Racioppi	61	Senior Vice President, Chief Merchandising Officer
Paul Rose	58	Senior Vice President, Global Supply Chain
Lonnie Shoff	57	CEO, Global Strategic Portfolio Group
Walter Siegel	56	Senior Vice President and General Counsel

Stanley M. Bergman has been our Chairman and Chief Executive Officer since 1989 and a director since 1982.  Mr. Bergman held the position of President from 1989 to 2005.  Mr. Bergman held the position of Executive Vice President from 1985 to 1989 and Vice President of Finance and Administration from 1980 to 1985.

Gerald A. Benjamin has been our Executive Vice President and Chief Administrative Officer since 2000 and a director since 1994.  Prior to holding his current position, Mr. Benjamin was Senior Vice President of Administration and Customer Satisfaction since 1993.  Mr. Benjamin was Vice President of Distribution Operations from 1990 to 1992 and Director of Materials Management from 1988 to 1990.  Before joining us in 1988, Mr. Benjamin was employed for 12 years at Estée Lauder, Inc., in various management positions where his last position was Director of Materials Planning and Control.

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

Michael S. Ettinger has been Senior Vice President, Corporate & Legal Affairs, Chief of Staff and Secretary since 2015.  Prior to his current position, Mr. Ettinger served as Senior Vice President, Corporate & Legal Affairs and Secretary from 2013 to 2015, Corporate Senior Vice President, General Counsel & Secretary from 2006 to 2013, Vice President, General Counsel and Secretary from 2000 to 2006, Vice President and Associate General Counsel from 1998 to 2000 and Associate General Counsel from 1994 to 1998.  Before joining us, Mr. Ettinger served as a senior associate with Bower & Gardner and as a member of the Tax Department at Arthur Andersen.

James A. Harding has been our Corporate Chief Technology Officer since 2005 and Senior Vice President since 2001.  Prior to holding his current position, Mr. Harding was Chief Information Officer since 2001, with primary responsibility for worldwide information technology.

Stanley Komaroff has been our Senior Advisor since 2003. Prior to joining us, Mr. Komaroff was a partner for 35 years in the law firm of Proskauer Rose LLP, counsel to us. He served as Chairman of that firm from 1991 to 1999.

Peter McCarthy has been President, Global Animal Health Group since 2015.  Prior to holding his current position, Mr. McCarthy was President, Henry Schein International Animal Health from 2012 to 2015 and President, Henry Schein Animal Health, Europe from 2010 to 2012.  Prior to joining us, Mr. McCarthy was employed with Schering-Plough Animal Health (now Merck Animal Health), serving as Senior Director, Global Operations and General Manager, China.  Mr. McCarthy also worked at Wyeth/American Cyanamid for 14 years, helping to grow the human pharmaceutical business.

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

Bob Minowitz has been President of Henry Schein’s International Dental Group since 2012.  Before assuming his current position, Mr. Minowitz held a number of key roles with increasing responsibility throughout the Company, including President, Henry Schein European Dental Group from 2009 to 2012, President, Henry Schein Western Europe, Middle East and Pacific Regions from 2006 to 2009, Managing Director, Henry Schein U.K. Holdings from 2004 to 2006, President Henry Schein Western Europe from 2004 to 2006 and President Henry Schein Europe from 2001 to 2004.  Prior to joining us, Mr. Minowitz was employed by Bristol-Myers Company as a Senior Internal Auditor.

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

Michael Racioppi has been our Senior Vice President, Chief Merchandising Officer since 2008. Prior to holding his current position, Mr. Racioppi was President of the Medical Division from 2000 to 2008 and Interim President from 1999 to 2000, and Corporate Vice President from 1994 to 2008, with primary responsibility for the Medical Group, Marketing and Merchandising departments.  Mr. Racioppi served as Senior Director, Corporate Merchandising from 1992 to 1994.  Before joining us in 1992, Mr. Racioppi was employed by Ketchum Distributors, Inc. as the Vice President of Purchasing and Marketing.  He currently serves on the board of National Distribution and Contracting and previously served on the board of Health Distribution Management Association and Health Industry Distributors Association (HIDA).

Paul Rose has served as Senior Vice President, Global Supply Chain since 2013.  Prior to holding his current position, Mr. Rose held a number of key roles with increasing responsibility throughout the Company, including serving as Vice President, Global Supply Chain from 2008 to 2013, Vice President, Global Inventory Management from 2004 to 2008 and Vice President, Inventory Management, North America from 2001 to 2004.  He also served on the HIDA Supply Chain Advisory Council and as the National Wholesale Druggists’ Associations Pharmaceutical Market Committee Chairman.

Lonnie Shoff has been Chief Executive Officer of the Global Strategic Portfolio Group since 2015.  Prior to holding her current position, Ms. Shoff was Chief Executive Officer of the Global Animal Health and Strategic Partnerships Group from 2012 to 2015 and President, Global Healthcare Specialties Group from 2009 to 2012.  Prior to joining us, Ms. Shoff was employed with Roche Diagnostics, where she held a series of positions of increasing responsibility in the United States and Switzerland over the past 20 years, most recently as Senior Vice President and General Manager, Applied Science.

Walter Siegel has been Senior Vice President and General Counsel since 2013.  Prior to joining us, Mr. Siegel was employed with Standard Microsystems Corporation, a publicly traded global semiconductor company from 2005 to 2012, holding positions of increasing responsibility, most recently as Senior Vice President, General Counsel and Secretary.

ITEM 1A. Risk Factors

The risks described below could have a material adverse effect on our business, reputation, financial condition and/or the trading price of our common stock.  Although it is not possible to predict or identify all such risks and uncertainties, they may include, but are not limited to, the factors discussed below.  Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider not to be material to our operations.  You should not consider this list to be a complete statement of all risks and uncertainties.  The order in which these factors appear should not be construed to indicate their relative importance or priority.

The health care products distribution industry is highly competitive and consolidating and we may not be able to compete successfully.

We compete with numerous companies, including several major manufacturers and distributors.  Some of our competitors have greater financial and other resources than we do, which could allow them to compete more successfully.  Most of our products are available from several sources and our customers tend to have relationships with several distributors.  Competitors could obtain exclusive rights to market particular products, which we would then be unable to market.  Manufacturers also could increase their efforts to sell directly to end-users and thereby eliminate or reduce our role and that of other distributors.  Industry consolidation among health care product distributors, price competition, the unavailability of products, whether due to our inability to gain access to products or to interruptions in supply from manufacturers, or the emergence of new competitors also could increase competition.  There has also been increasing consolidation among manufacturers of health care products which could have a material adverse effect on our margins and product availability.  Additionally, in this competitive market, some of our contracts contain minimum purchase commitments.  We could be subject to charges and financial losses in the event we fail to satisfy minimum purchase commitments.  In the future, we may be unable to compete successfully and competitive pressures may reduce our revenues and profitability.

Because substantially all of the products that we distribute are not manufactured by us, we are dependent upon third parties for the manufacture and supply of substantially all of our products.

We obtain substantially all of our products from third parties.  Generally, we do not have long-term contracts with our suppliers committing them to supply products to us.  Therefore, suppliers may not provide the products we need in the quantities we request.  While there is generally more than one source of supply for most of the categories of products we sell, some key suppliers, in the aggregate, supply a significant portion of the products we sell.  Additionally, because we generally do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control, including the failure to comply with applicable government requirements.  The failure of manufacturers of products regulated by the FDA or other governmental agencies to meet these requirements could result in product recall, cessation of sales or other market disruptions.  In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis.  There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all.  An extended interruption in the supply of our products, especially any high sales volume product, could have a material adverse effect on our results of operations, which most likely would adversely affect the value of our common stock.

Our revenues and profitability depend on our relationships with capable sales personnel as well as customers, suppliers and manufacturers of the products that we distribute.

Our future revenues and profitability depend on our ability to maintain satisfactory relationships with qualified sales personnel as well as customers, suppliers and manufacturers.  If we fail to maintain our existing relationships with such persons or fail to acquire relationships with such key persons in the future, our business may be materially adversely affected.

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

Our business is subject to seasonal and other quarterly fluctuations.  Revenues and profitability generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Revenues and profitability generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be materially adversely affected by a variety of other factors, including:

•	timing and amount of sales and marketing expenditures;

•	timing of pricing changes offered by our suppliers;

•	timing of the introduction of new products and services by our suppliers;

•	timing of the release of upgrades and enhancements to our technology-related products and services;

•	changes in or availability of supplier contracts or rebate programs;

•	supplier rebates based upon attaining certain growth goals;

•	changes in the way suppliers introduce or deliver products to market;

•	costs of developing new applications and services;

•	our ability to correctly identify customer needs and preferences and predict future needs and preferences;

•	uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;

•	unexpected regulatory actions, or government regulation generally;

•	exclusivity requirements with certain suppliers may prohibit us from distributing competitive products manufactured by other suppliers;

•	loss of sales representatives;

•	costs related to acquisitions and/or integrations of technologies or businesses;

•	costs associated with our self-insured medical and dental insurance programs;

•	general market and economic conditions, as well as those specific to the health care industry and related industries;

•	our success in establishing or maintaining business relationships;

•	unexpected difficulties in developing and manufacturing products;

•	product demand and availability or recalls by manufacturers;

•	exposure to product liability and other claims in the event that the use of the products we sell results in injury;

•	increases in shipping costs or service issues with our third-party shippers;

•	fluctuations in the value of foreign currencies;

•	restructuring costs;

•	the adoption or repeal of legislation; and

•	changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly financial results to fluctuate.  If our financial results do not meet market expectations, our stock price may decline.

Expansion of group purchasing organizations (“GPO”) or provider networks and the multi-tiered costing structure may place us at a competitive disadvantage.

The medical products industry is subject to a multi-tiered costing structure, which can vary by manufacturer and/or product. Under this structure, certain institutions can obtain more favorable prices for medical products than we are able to obtain. The multi-tiered costing structure continues to expand as many large integrated health care providers and others with significant purchasing power, such as GPOs, demand more favorable pricing terms. Additionally, the formation of provider networks and GPOs may shift purchasing decisions to entities or persons with whom we do not have a historical relationship. This may threaten our ability to compete effectively, which would in turn negatively impact our financial results. Although we are seeking to obtain similar terms from manufacturers, obtain access to lower prices demanded by GPO contracts or other contracts, and develop relationships with provider networks and new GPOs, we cannot assure that such terms will be obtained or contracts will be executed.

Increases in shipping costs or service issues with our third-party shippers could harm our business.

Shipping is a significant expense in the operation of our business.  We ship almost all of our orders through third-party delivery services, and typically bear the cost of shipment.  Accordingly, any significant increase in shipping rates could have a material adverse effect on our operating results.  Similarly, strikes or other service interruptions by those shippers could cause our operating expenses to rise and materially adversely affect our ability to deliver products on a timely basis.

Uncertain global macro-economic and political conditions could materially adversely affect our results of operations and financial condition.

Uncertain global macro-economic and political conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could adversely affect our customers and suppliers, which could materially adversely affect our results of operations and financial condition. These uncertainties, including, among other things, sovereign debt levels, the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues, consumer confidence, election results, unemployment levels (and a corresponding increase in the uninsured and underinsured population), interest rates, availability of capital, fuel and energy costs, tax rates, health care costs and the threat or outbreak of terrorism or public unrest, could adversely impact our customers and suppliers, which could materially adversely affect us.  Changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending, and/or higher income or corporate taxes, which could depress spending overall.  Additionally, recessionary conditions and depressed levels of consumer and commercial spending may cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause suppliers to reduce their output or change their terms of sale.  We generally sell products to customers with payment terms.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us.  Likewise, for similar reasons suppliers may restrict credit or impose different payment terms.  Any inability of current and/or potential customers to pay us for our products and/or services or any demands by suppliers for different payment terms may materially adversely affect our results of operations and financial condition.

Disruptions in the financial markets may materially adversely affect the availability and cost of credit to us.

Our ability to make scheduled payments or refinance our obligations with respect to indebtedness will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and financial, business and other factors beyond our control.  Disruptions in the financial markets may materially adversely affect the availability and cost of credit to us.

The market price for our common stock may be highly volatile.

The market price for our common stock may be highly volatile.  A variety of factors may have a significant impact on the market price of our common stock, including:

•	the publication of earnings estimates or other research reports and speculation in the press or investment community;

•	changes in our industry and competitors;

•	changes in government or legislation;

•	our financial condition, results of operations and cash flows and prospects;

•	stock repurchases;

•
any future issuances of our common stock, which may include primary offerings for cash, stock splits, issuances in connection with business acquisitions, issuances of restricted stock/units and the grant or exercise of stock options from time to time;

•	general market and economic conditions; and

•	any outbreak or escalation of hostilities in areas where we do business.

In addition, the NASDAQ Stock Market can experience extreme price and volume fluctuations that can be unrelated or disproportionate to the operating performance of the companies listed on NASDAQ.  Broad market and industry factors may negatively affect the market price of our common stock, regardless of actual operating performance.  In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted against companies.  This type of litigation, if instituted, could result in substantial costs and a diversion of management’s attention and resources, which could have a material adverse effect on our business.

The health care industry is experiencing changes that could materially adversely affect our business.

The health care industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the health care industry has undergone, and is in the process of undergoing, significant changes driven by various efforts to reduce costs, including: trends toward managed care; consolidation of health care distribution companies; consolidation of health care manufacturers; collective purchasing arrangements and consolidation among office-based health care practitioners; and changes in reimbursements to customers, as well as growing enforcement activities (and related monetary recoveries) by governmental officials.  Both our profitability and the profitability of our customers may be materially adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changing the methodology by which reimbursement levels are determined and, in the case of animal health practitioners, changes in the use of feed additives (including, without limitation, antibiotics and growth promotants) used in the production of animal products due to trade restrictions, animal welfare and/or government regulations; and changes in customer buying habits (including customers purchasing animal health pharmaceuticals outside the veterinarians’ offices).  If we are unable to react effectively to these and other changes in the health care industry, our financial results could be materially adversely affected.

The implementation of the Health Care Reform Law could materially adversely affect our business.

The United States Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, each enacted in March 2010, generally known as the Health Care Reform Law, significantly expand health insurance coverage to uninsured Americans and changes the way health care is financed by both governmental and private payers.  We expect expansion of access to health insurance to increase the demand for our products and services, but other provisions of the Health Care Reform Law could have a material adverse effect on our business, and the Health Care Reform Law may be invalidated, in whole or in part, or it may be repealed.  Additionally, further federal and state proposals for health care reform in the United States are likely, and foreign government authorities may also adopt reforms of their health systems.  We cannot predict what further reform proposals, if any, will be adopted, when they may be adopted, or what impact they may have on us.

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may adversely affect sales and cost of goods sold.  As part of H.R. 2029 – Consolidated Appropriations Act, 2016 a moratorium was imposed on the Medical Device Excise Tax for the period beginning January 1, 2016 and ending on December 31, 2017.  As such, the Medical Device Excise Tax does not apply to sales during that period.

The implementation of the reporting and disclosure obligations of the Physician Payment Sunshine Act provisions of the Health Care Reform Law could adversely affect our business.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, imposes reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities (which began on August 1, 2013) as required under the Physician Payment Sunshine Act, CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.  Under the Physician Payment Sunshine Act we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals, and we believe that we are substantially compliant with applicable Physician Payment Sunshine Act requirements.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may also be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws, as well as the federal law, can be ambiguous.  We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these reporting requirements, our compliance with these new rules imposes additional costs on us.

Failure to comply with existing and future regulatory requirements could materially adversely affect our business.

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

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business.  There can be no assurance that current government regulations will not adversely affect our business.  The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material.  Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our businesses.  If it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, consent decrees, and suspension or limitation of product sale and distribution.  If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses.  Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs, and damage our reputation.

If we fail to comply with laws and regulations relating to health care fraud or other laws and regulations, we could suffer penalties or be required to make significant changes to our operations, which could materially adversely affect our business.

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

The fraud and abuse regulations have been subject to varying interpretations, as well as heightened enforcement activity, over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

The United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-bribery laws, anti-corruption laws, and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years.  Our businesses are generally subject to numerous other laws and regulations that could impact our financial results, including, without limitation, securities, antitrust and marketing laws and regulations.  Failure to comply with laws or regulations could have a material adverse effect on our business.

Failure to comply with fraud and abuse laws and regulations and other laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business.  Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.  Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.  In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of non-compliance.  We may determine to enter into settlements, make payments, agree to consent decrees or enter into other arrangements to resolve such matters.  For example, one of our subsidiaries recently resolved an investigation by the Federal Trade Commission (“FTC”) related to the manner in which it advertised certain data security features of its dental practice management software, which resulted in a consent order and fine.  Failure to comply with consent decrees could materially adversely affect our business.

While we believe that we are substantially compliant with applicable fraud and abuse and other laws and regulations, and believe we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our services or marketing practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.

If we fail to comply with laws and regulations relating to the confidentiality of sensitive personal information or standards in electronic health data transmissions, we could be required to make significant changes to our products, or incur substantial fines, penalties or other liabilities.

Our businesses that involve physician and dental practice management products include electronic information technology systems that store and process personal health, clinical, financial and other sensitive information of individuals.  These information technology systems may be vulnerable to breakdown, wrongful intrusions, data breaches and malicious attack, which could require us to expend significant resources to eliminate these problems and address related security concerns, and could involve claims against us by private parties and/or governmental agencies.  For example, we are directly or indirectly subject to numerous federal, state, local and foreign laws and regulations that protect the privacy and security of such information, such as HIPAA.  HIPAA requires, among other things, the implementation of various recordkeeping, operational, notice and other practices intended to safeguard that information, limit its use to allowed purposes and notify individuals in the event of privacy and security breaches.  Failure to comply with these laws and regulations could expose us to breach of contract claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation.  Also, evolving laws and regulations in this area could restrict the ability of our customers to obtain, use or disseminate patient information, or could require us to incur significant additional costs to re-design our products in a timely manner to reflect these legal requirements, either of which could have a material adverse effect on our results of operations.

Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specified electronic transactions, for example transactions involving claims submissions to third party payers.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission, called the ICD-10-CM.  The ICD-10-CM standard was implemented on October 1, 2015, and claims with dates of service of October 1, 2015 or after must be submitted using ICD-10-CM code sets.  Certain of our businesses provide electronic practice management products that must meet these requirements, and while we believe that our products have timely adopted the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting these products.  Failure to maintain the confidentiality of sensitive personal information in accordance with the applicable regulatory requirements, or to abide by electronic health data transmission standards, could expose us to breach of contract claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation.

In addition, federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified EHR systems in accordance with applicable requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and ONC.  Generally, initial (“Stage 1”) standards addressed criteria for periods beginning in 2011, and more demanding “Stage 2” standards addressed criteria for periods beginning in 2014.  On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, establish the more challenging “Stage 3” criteria, making certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalize 2015 edition health technology (HIT) certification criteria (which is now added to the existing 2014 edition HIT certification criteria, but not required until 2018).  Notably, under the new rules, compliance with

Stage 3 standards will be optional for providers in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently. Developers and others involved in the manufacture of EHR program technology will have this interim period to develop and certify products, and work with customers to implement products for the 2018 EHR program period. In connection with the release of the October 6 rules, HHS has also stated it will continue to modify applicable EHR program standards. In addition, under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), which establishes the Merit-Based Incentive Payment System (MIPS), over the next few years the EHR program is expected to become part of a more comprehensive federal quality measurement and incentive program, apparently with modified applicable requirements, and CMS has indicated that it may even supplant certain Stage 3 rules with more streamlined MIPS approaches. Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and therefore we must maintain compliance with, and are affected by, these changing governmental criteria.

Our global operations are subject to inherent risks that could materially adversely affect our business.

Global operations are subject to risks that may materially adversely affect our business.  The risks that our global operations are subject to include, among other things:

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

We have expanded our domestic and international markets in part through acquisitions and joint ventures, and we expect to continue to make acquisitions and enter into joint ventures in the future.  Such transactions involve numerous risks, including possible material adverse effects on our financial results or the market price of our common stock.  Some of our acquisitions and future acquisitions may also give rise to an obligation by us to make contingent payments or to satisfy certain repurchase obligations, which payments could have a material adverse effect on our financial results.  In addition, integrating acquired businesses and joint ventures:

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

There can be no assurance that our future acquisitions or joint ventures will be successful.  Our ability to continue to successfully effect acquisitions and joint ventures will depend upon the following:

•	the availability of suitable acquisition or joint venture candidates at acceptable prices;

•	our ability to consummate such transactions, which could potentially be prohibited due to U.S. or foreign antitrust regulations;

•	the availability of financing on acceptable terms, in the case of non-stock transactions;

•	the liquidity of our investments and our ability to raise capital could be affected by the financial credit markets; and

•	our ability to retain, recruit, and incentivize the management of the companies we acquire.

Our acquisitions may not result in the benefits and revenue growth we expect.

We are in the process of integrating companies that we acquired and including the operations, services, products and personnel of each company within our management policies, procedures and strategies.  We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions.  To effectively manage our expected future growth, we must continue to successfully manage our integration of these companies and continue to improve our operational systems, internal procedures, working capital management, and financial and operational controls.  If we fail in any of these areas, our business could be materially adversely affected.

We face inherent risk of exposure to product liability and other claims in the event that the use of the products we sell results in injury.

Our business involves a risk of product liability and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of products.  Additionally, we own interests in companies that manufacture certain dental products.  As a result, we are subject to the potential risk of product liability or other claims relating to the manufacture and distribution of products by those entities.  Additionally, as our private-label business continues to grow, purchasers of such products may increasingly seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims.  Another potential risk we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.  In addition, some of the products that we transport and sell are considered hazardous materials.  The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability.  We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate.  In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection.  A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation.

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

Traditional health care supply and distribution relationships are being challenged by electronic online commerce solutions.  The continued advancement of online commerce by third parties will require us to cost-effectively adapt to changing technologies, to enhance existing services and to differentiate our business (including with additional value-added services) to address changing demands of consumers and our customers on a timely basis.  The emergence of such potential competition and our inability to anticipate and effectively respond to changes on a timely basis could have a material adverse effect on our business.

Security risks generally associated with our information systems and our technology products and services could materially adversely affect our business, and our results of operations could be materially adversely affected if our information systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, cyberattacks or fail for any extended period of time.

We rely on information systems (IS) in our business to obtain, rapidly process, analyze, manage and store data to, among other things:

•	maintain and manage worldwide systems to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of customers;

•	process payments to suppliers; and

•	provide products and services that maintain certain of our customers’ electronic medical or dental records (including protected health information of their patients).

Information security risks have generally increased in recent years, and a cyberattack that bypasses our IS security systems causing an IS security breach may lead to a material disruption of our IS business systems and/or the loss of business information resulting in a material adverse effect on our business.

In addition, we develop products and provide services to our customers that are technology-based, and a cyberattack that bypasses the IS security systems of our products or services causing a security breach and/or perceived security vulnerabilities in our products or services could also cause significant reputational harm, and actual or perceived vulnerabilities may lead to claims against us by our customers and/or governmental agencies.   In particular, certain of our practice management products and services purchased by health care providers, such as physicians and dentists, are used to store and manage patient medical or dental records.  These customers are subject to laws and regulations, such as HIPAA, which require that they protect the privacy and security of those records, and our products may be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws.  Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve fines and penalties, costs for remediation, and substantial defense and settlement expenses.

Regarding direct customer claims, although our customer license agreements typically contain provisions that seek to eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand legal challenges, or that we will be able to obtain such provisions in all cases.

In addition, our information systems also utilize certain third party service organizations that manage a portion of our information systems, and our business may be materially adversely affected if these third party service organizations are subject to an IS security breach.  Additionally, legislative or regulatory action related to cybersecurity may increase our costs to develop or implement new technology products and services.

Risks associated with these and other IS security breaches may include, among other things:

•	future results could be materially adversely affected due to the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of information systems and subsequent clean-up and mitigation activities;

•	procedures and safeguards must continually evolve to meet new IS challenges, and enhancing protections, and conducting investigations and remediation, may impose additional costs on us;

•	we may incur claims, fines and penalties, and costs for remediation, or substantial defense and settlement expenses; and

•	negative publicity resulting in reputation or brand damage with our customers, partners or industry peers.

We also deliver Internet-based services and, accordingly, depend on our ability and the ability of our customers to access the Internet.  In the event of any difficulties, outages and delays by Internet service providers, we may be impeded from providing such services, which may have a material adverse effect on our business and our reputation.

We have various insurance policies, including cyber liability insurance, covering risks and in amounts that we consider adequate.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost.  Successful claims for misappropriation or release of confidential or personal data brought against us in excess of available insurance or fines or other penalties assessed or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation.

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

In addition, our 2013 Stock Incentive Plan and 2015 Non-Employee Director Stock Incentive Plan provide for accelerated vesting of stock options upon a change in control.  These incentive plans also authorize the committee under the plans to provide for accelerated vesting of other types of equity awards in connection with a change in control at grant or thereafter, and certain other awards made under these incentive plans (such as restricted stock/unit awards) accelerate upon a change in control or upon certain termination events in connection with a change in control.  Further, certain agreements between us and our executive officers provide for increased severance payments and certain benefits if those executive officers are terminated without cause by us or if they terminate for good reason in each case, within two years after a change in control or within ninety days prior to the effective date of the change in control or after the first public announcement of the pendency of the change in control.

Tax legislation could materially adversely affect our financial results and tax liabilities.

We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions.  From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives.  In addition, tax laws and regulations are extremely complex and subject to varying interpretations.  Although we believe that our historical tax positions are sound and consistent with applicable laws, regulations and existing precedent, there can be no assurance that our tax positions will not be challenged by relevant tax authorities or that we would be successful in any such challenge.

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2015 fiscal year.

ITEM 2.  Properties

We own or lease the following properties with more than 100,000 square feet:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters	Melville, NY	Lease	185,000	June 2020
Corporate Headquarters	Melville, NY	Own	105,000	N/A
Office and Distribution Center	Reno, NV	Lease	236,000	December 2020
Office and Distribution Center	Lyssach, Switzerland	Lease	180,000	July 2016
Office and Distribution Center	Plymouth, MA	Lease	180,000	December 2017
Office and Distribution Center	Tours, France	Own	166,000	N/A
Office and Distribution Center	Gillingham, United Kingdom	Lease/Own	165,000	June 2033
Office and Distribution Center	Eastern Creek, New South Wales, Australia	Lease	161,000	July 2030
Office and Distribution Center	Langeskov, Denmark	Lease	157,000	August 2021
Office and Distribution Center	Niagara on the Lake, Canada	Lease	128,000	September 2021
Office and Distribution Center	Bastian, VA	Own	108,000	N/A
Office and Distribution Center	West Allis, WI	Lease	106,000	October 2027
Office and Distribution Center	Cuijk, Netherlands	Lease	101,000	May 2022
Distribution Center	Denver, PA	Lease	624,000	December 2021
Distribution Center	Indianapolis, IN	Lease	380,000	March 2022
Distribution Center	Sparks, NV	Lease	370,000	December 2016
Distribution Center	Indianapolis, IN	Own	287,000	N/A
Distribution Center	Grapevine, TX	Lease	242,000	July 2018
Distribution Center	Gallin, Germany	Own	215,000	N/A
Distribution Center	Jacksonville, FL	Lease	212,000	February 2019
Distribution Center	Heppenheim, Germany	Lease	194,000	March 2030
Distribution Center	Fort Worth, TX	Lease	120,000	May 2021

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

ITEM 3.  Legal Proceedings

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleges that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleges, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserts the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves against the action vigorously.

Beginning in January 2016, class action complaints were filed against Patterson Companies, Inc., Benco Dental Supply Co. and Henry Schein, Inc.  Each of these complaints allege, among other things, that defendants conspired to foreclose competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors.  Subject to certain exclusions, these classes seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants since January 2012.  Each class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against these actions.

From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business. While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these other pending matters are currently anticipated to have a material adverse effect on our financial condition or results of operations.

As of December 26, 2015, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2015 and 2014:

	High	Low
Fiscal 2015:
1st Quarter	$143.89	$133.77
2nd Quarter	146.45	135.80
3rd Quarter	149.95	126.17
4th Quarter	160.00	127.16

Fiscal 2014:
1st Quarter	$120.72	$109.68
2nd Quarter	120.99	110.99
3rd Quarter	121.00	114.54
4th Quarter	139.15	109.34

On February 5, 2016, there were approximately 494 holders of record of our common stock and the last reported sales price was $147.87.

Purchases of Equity Securities by the Issuer

Our share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $2.0 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $2.1 billion of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000
November 12, 2012	300,000,000
December 9, 2013	300,000,000
December 4, 2014	300,000,000
November 30, 2015	400,000,000

As of December 26, 2015, we had repurchased approximately $1.7 billion of common stock (21,441,511 shares) under these initiatives, with $400 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 26, 2015:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
09/27/15 through 10/31/15	560,638	$140.66	560,638	462,423
11/01/15 through 11/28/15	231,578	153.03	231,578	221,641
11/29/15 through 12/26/15	222,000	156.27	222,000	2,546,462
	1,014,216		1,014,216

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2015 or 2014.  We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 25, 2010, the last trading day before the beginning of our 2011 fiscal year, through the end of our 2015 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

$300
$250
$200
$150
$100
$50
December 2010
December 2011
December 2012
December 2013
December 2014
December 2015
Henry Schein, Inc.
Dow Jones U.S. Health Care Index
NASDAQ Stock Market Composite Index

ASSUMES $100 INVESTED ON DECEMBER 25, 2010
ASSUMES DIVIDENDS REINVESTED

	December 25,	December 31,	December 29,	December 28,	December 27,	December 26,
	2010	2011	2012	2013	2014	2015
Henry Schein, Inc.	$100.00	$103.65	$128.64	$184.09	$221.03	$252.72

Dow Jones U.S. Health
Care Index	100.00	111.00	130.76	187.54	239.04	253.27

NASDAQ Stock Market
Composite Index	100.00	98.71	113.66	161.65	189.16	200.98

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 26, 2015, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 26,	December 27,	December 28,	December 29,	December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Income Statement Data:
Net sales	$10,629,719	$10,371,390	$9,560,647	$8,939,967	$8,530,242
Gross profit	3,012,259	2,911,315	2,656,014	2,507,513	2,418,055
Selling, general and administrative expenses	2,243,356	2,196,173	1,978,960	1,873,360	1,835,906
Restructuring costs (1)	34,931	-	-	15,192	-
Operating income	733,972	715,142	677,054	618,961	582,149
Other expense, net (2)	(13,214)	(5,830)	(12,360)	(14,773)	(12,842)
Income before taxes and equity in earnings
of affiliates	720,758	709,312	664,694	604,188	569,307
Income taxes (3)	(211,391)	(215,610)	(190,891)	(187,858)	(180,212)
Equity in earnings of affiliates	14,060	11,734	10,194	7,058	15,561
Loss on sale of equity investment (4)	-	-	(12,535)	-	-
Net income	523,427	505,436	471,462	423,388	404,656
Less: Net income attributable to
noncontrolling interests	(44,369)	(39,359)	(39,908)	(35,312)	(36,995)
Net income attributable to Henry Schein, Inc.	$479,058	$466,077	$431,554	$388,076	$367,661

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$5.78	$5.53	$5.02	$4.44	$4.08
Diluted	5.69	5.44	4.93	4.32	3.97

Weighted-average common shares outstanding:
Basic	82,844	84,265	85,926	87,499	90,120
Diluted	84,125	85,740	87,622	89,823	92,620

	Years ended
	December 26,	December 27,	December 28,	December 29,	December 31,
	2015	2014	2013	2012	2011
	(in thousands)

Net Sales by Market Data:
Health care distribution (5):
Dental	$5,276,407	$5,381,215	$4,997,972	$4,774,482	$4,764,898
Animal health	2,921,624	2,898,612	2,599,461	2,321,151	2,010,270
Medical	2,072,915	1,742,685	1,643,167	1,560,921	1,504,454
Total health care distribution	10,270,946	10,022,512	9,240,600	8,656,554	8,279,622
Technology and value-added services (6)	358,773	348,878	320,047	283,413	250,620
Total	$10,629,719	$10,371,390	$9,560,647	$8,939,967	$8,530,242

	As of
	December 26,	December 27,	December 28,	December 29,	December 31,
	2015	2014	2013	2012	2011
	(in thousands)

Balance Sheet data:
Total assets	$6,504,740	$6,138,807	$5,624,636	$5,333,997	$4,740,144
Long-term debt	463,752	542,776	450,233	488,121	363,524
Redeemable noncontrolling interests	542,194	564,527	497,539	435,175	402,050
Stockholders' equity	2,886,814	2,816,445	2,788,001	2,615,864	2,433,623

(1)
Restructuring costs for the year ended December 26, 2015 consist primarily of severance costs, including severance pay and benefits of $26.7 million, facility closing costs of $5.7 million and other costs of $2.5 million. Restructuring costs for the year ended December 29, 2012 consist primarily of severance costs, including severance pay and benefits of $12.8 million and facility closing costs of $2.4 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plans of Restructuring” herein and the consolidated financial statements and related notes contained in ITEM 8.

(2)	Includes approximately $6.2 million of one-time expenses related to the refinancing of Henry Schein Animal Health debt in 2013. These expenses reflect non-cash deferred financing costs.
(3)
During the third quarter of 2015, there was a $6.3 million income tax benefit related to a favorable response to a tax petition, which has allowed us to conclude that it is more likely than not that certain unrecognized tax benefits, which had been previously reserved, will be realized. In 2013, there was a $13.4 million reduction of our valuation allowance related to certain deferred tax assets related to tax loss carryforwards originating outside the United States.

(4)	Represents a loss on divestiture of a noncontrolling interest in a dental wholesale distributor in the Middle East in 2013.
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

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or other comparable terms.  A full discussion of our operations and financial condition, including factors that may affect our business and future prospects, is contained in documents we have filed with the United States Securities and Exchange Commission, or SEC, and will be contained in all subsequent periodic filings we make with the SEC. These documents identify in detail important risk factors that could cause our actual performance to differ materially from current expectations.

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macroeconomic conditions; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; increased competition by third party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

We are headquartered in Melville, New York, employ nearly 19,000 people (of which more than 8,500 are based outside the United States) and have operations or affiliates in 33 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

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

Our technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, practice technology, network and hardware services, as well as continuing education services for practitioners.

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

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2015 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 (a moratorium was imposed beginning January 1, 2016 and ending on December 31, 2017 and therefore the tax does not apply to sales during that period) and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been interpreted.  As a result, while upholding the law generally, the United States Supreme Court has effectively made the Health Care Reform Law’s Medicaid expansion voluntary for each state.  There has been an effort by the political party in control of Congress to repeal some or all of the law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and as required under the Physician Payment Sunshine Act, CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

Under the Physician Payment Sunshine Act, we are required to collect and report detailed information regarding certain financial relationships we have with physicians, dentists and teaching hospitals, and we believe that we are substantially compliant with applicable Physician Payment Sunshine Act requirements.  The Physician Payment Sunshine Act pre-empts similar state reporting laws, although we or our subsidiaries may be required to report under certain state transparency laws that address circumstances not covered by the Physician Payment Sunshine Act, and some of these state laws are also ambiguous.   We are also subject to foreign regulations requiring transparency of certain interactions between suppliers and their customers.  While we believe we have substantially compliant programs and controls in place to comply with these reporting requirements, our compliance with these rules imposes additional costs on us.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

Operating, Security and Licensure Standards

The Federal Food, Drug, and Cosmetic Act and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.

The Federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States. The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs began to take effect in January 2015, subject to certain enforcement delays by the United States Food and Drug Administration (“FDA”). For example, the FDA announced that in light of difficulties experienced by some dispensers in establishing electronic systems to handle required product tracing information, it would delay to March 1, 2016 its enforcement of certain track and trace requirements scheduled to apply to dispensers on July 1, 2015, although this delay does not affect current DSCSA requirements that apply to other trading partners, such as manufacturers and wholesale distributors. The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements. Also in January 2015, the DSCSA required manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product, and handle it accordingly.

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

The Food and Drug Administration Amendments Act of 2007 (“FDAAA”) and the Food and Drug Administration Safety and Innovation Act of 2012 (“FDASIA”) amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require the FDA to promulgate regulations to implement a Unique Device Identification System.  The FDA issued a final rule on September 24, 2013 implementing the Unique Device Identification System, requiring the labels of most medical devices to bear a unique device identifier (“UDI”), and prescribing the content and format of the UDI.  The rule also requires the submission of certain information concerning UDI-labeled devices to an FDA database, the Global Unique Device Identification Database (“GUDID”).  Additional FDA UDI guidance has subsequently been issued, and the FDA’s UDI regulations are being phased in over seven years from the rule’s promulgation in September 2013, beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  For the lowest-risk, Class I medical devices, a Universal Product Code may take the place of a UDI on the device’s label.

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

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records.  These customers are subject to laws and regulations, such as HIPAA, which require that they protect the privacy and security of those records, and our products may be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws.  Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

Federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services (“HHS”).  Generally, initial (“Stage 1”) standards addressed criteria for periods beginning in 2011, and more demanding “Stage 2” standards addressed criteria for periods beginning in 2014.  On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, establish the more challenging “Stage 3” criteria, make certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalize 2015 edition health information technology (HIT) certification criteria (which is now added to the existing 2014 edition HIT certification criteria, but not required until 2018).  Notably, under the new rules, compliance with Stage 3 standards will be optional for providers in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently.  Developers and others involved in the manufacture of EHR program technology will have this interim period to develop and certify products, and work with customers to implement products for the 2018 EHR program period.  In connection with the release of the October 6 rules, HHS has also stated it will continue to modify applicable EHR program standards.  In addition, under the Medicare Access and CHIP Reauthorization Act of 2015 (MACRA), which establishes the Merit-Based Incentive Payment System (MIPS), over the next few years the EHR program is expected to become part of a more comprehensive federal quality measurement and incentive program, apparently with modified applicable requirements, and CMS has indicated that it may even supplant certain Stage 3 rules with more streamlined MIPS approaches. Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and therefore, we must maintain compliance with, and are affected by, these changing governmental criteria.

HIPAA requires certain health care providers, such as physicians, to use certain transaction and code set rules for specified electronic transactions, such as transactions involving claims submissions.  Commencing July 1, 2012, CMS required that electronic claim submissions and related electronic transactions be conducted under a new HIPAA transaction standard, called Version 5010.  CMS has required this upgrade in connection with another new requirement applicable to the industry, the implementation of new diagnostic code sets to be used in claims submission, called the ICD-10-CM.  The ICD-10-CM standard was implemented on October 1, 2015, and claims with dates of service of October 1, 2015 or after must be submitted using ICD-10-CM code sets.  Certain of our businesses provide electronic practice management products that must meet these requirements, and while we believe that our products have timely adopted the new standards, it is possible that the transition to these new standards, particularly the transition to ICD-10-CM, may result in a degree of disruption and confusion, thus potentially increasing the costs associated with supporting these products.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 26, 2015, December 27, 2014 and December 28, 2013 (in thousands):

	Years Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Operating results:
Net sales	$10,629,719	$10,371,390	$9,560,647
Cost of sales	7,617,460	7,460,075	6,904,633
Gross profit	3,012,259	2,911,315	2,656,014
Operating expenses:
Selling, general and administrative	2,243,356	2,196,173	1,978,960
Restructuring costs	34,931	-	-
Operating income	$733,972	$715,142	$677,054

Other expense, net	$(13,214)	$(5,830)	$(12,360)
Net income	523,427	505,436	471,462
Net income attributable to Henry Schein, Inc.	479,058	466,077	431,554

	Years Ended
	December 26,	December 27,	December 28,
	2015	2014	2013

Cash flows:
Net cash provided by operating activities	$586,841	$592,504	$664,175
Net cash used in investing activities	(260,031)	(516,639)	(266,605)
Net cash used in financing activities	(319,371)	(154,647)	(335,974)

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

The total costs associated with the actions to complete this restructuring are expected to be in the range of $41 million to $47 million pre-tax, of which $34.9 million pre-tax were recorded during the year ended December 26, 2015.  These ongoing actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

On February 5, 2016, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $6 million to $12 million, consisting of $5 million to $10 million in employee severance pay and benefits and $1 million to $2 million in facility costs, representing primarily lease termination and other facility closure related costs.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

2015 Compared to 2014

Net Sales

Net sales for 2015 and 2014 were as follows (in thousands):

			% of		% of	Increase/(Decrease)
		2015	Total	2014	Total	$	%
Health care distribution (1):
	Dental	$5,276,407	49.6%	$5,381,215	51.9%	$(104,808)	(1.9)%
	Animal health	2,921,624	27.5	2,898,612	27.9	23,012	0.8
	Medical	2,072,915	19.5	1,742,685	16.8	330,230	18.9
	Total health care distribution	10,270,946	96.6	10,022,512	96.6	248,434	2.5
Technology and value-added services (2)		358,773	3.4	348,878	3.4	9,895	2.8
	Total	$10,629,719	100.0%	$10,371,390	100.0%	$258,329	2.5

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

The $258.3 million, or 2.5%, increase in net sales for the year ended December 26, 2015 includes an increase of 8.4% local currency growth (5.0% increase in internally generated revenue and 3.4% growth from acquisitions) partially offset by a decrease of 5.9% related to foreign currency exchange.

The $104.8 million, or 1.9%, decrease in dental net sales for the year ended December 26, 2015 includes an increase of 5.0% in local currencies (4.4% increase in internally generated revenue and 0.6% growth from acquisitions) offset by a decrease of 6.9% related to foreign currency exchange.  The 5.0% increase in local currency sales was due to increases in dental equipment sales and service revenues of 7.0% (6.4% increase in internally generated revenue and 0.6% growth from acquisitions) and dental consumable merchandise sales growth of 4.4% (3.8% increase in internally generated revenue and 0.6% growth from acquisitions).

The $23.0 million, or 0.8%, increase in animal health net sales for the year ended December 26, 2015 includes an increase of 8.4% local currency growth (1.9% increase in internally generated revenue and 6.5% growth from acquisitions) partially offset by a decrease of 7.6% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by certain products switching between agency sales and standard sales, as well as changes to our veterinary diagnostics manufacturer relationships.  When excluding the effects of these items, internally generated revenue grew 5.6%.

The $330.2 million, or 18.9%, increase in medical net sales for the year ended December 26, 2015 includes an increase of 19.7% local currency growth (12.2% increase in internally generated revenue and 7.5% growth from acquisitions) partially offset by a decrease of 0.8% related to foreign currency exchange.

The $9.9 million, or 2.8%, increase in technology and value-added services net sales for the year ended December 26, 2015 includes an increase of 5.3% local currency growth (4.9% increase in internally generated revenue and 0.4% growth from acquisitions) partially offset by a decrease of 2.5% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2015 and 2014 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2015	Margin %	2014	Margin %	$	%
Health care distribution	$2,768,676	27.0%	$2,680,190	26.7%	$88,486	3.3%
Technology and value-added services	243,583	67.9	231,125	66.2	12,458	5.4
Total	$3,012,259	28.3	$2,911,315	28.1	$100,944	3.5

Gross profit increased $100.9 million, or 3.5%, for the year ended December 26, 2015 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $88.5 million, or 3.3%, for the year ended December 26, 2015 compared to the prior year period.  Health care distribution gross profit margin increased to 27.0% for the year ended December 26, 2015 from 26.7% for the comparable prior year period.  The overall increase in our health care distribution gross profit is primarily attributable to acquisitions which contributed $98.6 million of additional gross profit in our health care distribution segment for the year ended December 26, 2015 compared to the prior year period.  The offsetting decrease of $10.1 million in our health care distribution segment gross profit was primarily attributable to the effects of foreign exchange.

Technology and value-added services gross profit increased $12.5 million, or 5.4%, for the year ended December 26, 2015 compared to the prior year period.  Technology and value-added services gross profit margin increased to 67.9% for the year ended December 26, 2015 from 66.2% for the comparable prior year period.  Acquisitions accounted for $1.6 million of our gross profit increase within our technology and value-added services segment for the year ended December 26, 2015 compared to the prior year period. The remaining increase of $10.9 million in our technology and value-added services segment gross profit was attributable to improvements in the gross margin rate resulting from changes in product mix.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2015 and 2014 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2015	Net Sales	2014	Net Sales	$	%
Health care distribution	$2,108,213	20.5%	$2,068,419	20.6%	$39,794	1.9%
Technology and value-added services	135,143	37.7	127,754	36.6	7,389	5.8
Total	$2,243,356	21.1	$2,196,173	21.2	$47,183	2.1

Selling, general and administrative expenses increased $47.2 million, or 2.1%, for the year ended December 26, 2015 from the comparable prior year period.  The $39.8 million increase in selling, general and administrative expenses within our health care distribution segment for the year ended December 26, 2015 as compared to the prior year period was attributable to $96.9 million of additional costs from acquired companies, partially offset by a reduction of $57.1 million of costs primarily due to the impact of foreign exchange.  The $7.4 million increase in selling, general and administrative expenses within our technology and value-added services segment for the year ended December 26, 2015 as compared to the prior year period was attributable to $1.3 million of additional costs from acquired companies and $6.1 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.1% from 21.2% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses decreased $12.8 million, or 0.9%, for the year ended December 26, 2015 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.0% from 13.4% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $60.0 million, or 7.4%, for the year ended December 26, 2015 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.2% from 7.8% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2015 and 2014 was as follows (in thousands):

			Variance
	2015	2014	$	%
Interest income	$12,935	$13,655	$(720)	(5.3)%
Interest expense	(26,008)	(24,057)	(1,951)	(8.1)
Other, net	(141)	4,572	(4,713)	(103.1)
Other expense, net	$(13,214)	$(5,830)	$(7,384)	(126.7)

Other expense, net increased $7.4 million to $13.2 million for the year ended December 26, 2015 from the comparable prior year period.  Interest income decreased $0.7 million primarily due to lower late fee income.  Interest expense increased $2.0 million primarily due to increased borrowings under our private placement facilities and our bank credit lines.  Other, net decreased by $4.7 million due primarily to a contractual payment in 2014 from an animal health supplier in Europe related to a change to a non-exclusive sales model.

Income Taxes

For the year ended December 26, 2015, our effective tax rate was 29.3% compared to 30.4% for the prior year period.  During the third quarter of 2015, we received a favorable response to a tax petition, which has allowed us to conclude that it is more likely than not that certain unrecognized tax benefits, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a $6.3 million income tax benefit.

Absent the effects of this income tax benefit in the third quarter of 2015, our effective tax rate for the year ended December 26, 2015 would have been 30.2% as compared to our actual effective tax rate of 29.3%.  The remaining difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes and interest expense.  For 2016, we expect our effective tax rate to be in the range of 30%.

Net Income

Net income increased $18.0 million, or 3.6%, for the year ended December 26, 2015, compared to the prior year period due to the factors noted above.

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

Health care distribution gross profit increased $228.9 million, or 9.3%, for the year ended December 27, 2014 compared to the prior year period.  Health care distribution gross profit margin increased to 26.7% for the year ended December 27, 2014 from 26.5% for the comparable prior year period.  The slight overall increase in our health care distribution gross profit margin reflects stable margins in each of the segment’s operating units.  Acquisitions accounted for $161.5 million of our gross profit increase within our health care distribution segment for the year ended December 27, 2014 compared to the prior year period.  The remaining increase of $67.4 million in our health care distribution segment gross profit was attributable to a $95.5 million gross profit increase from our growth in internally generated revenue, partially offset by a $28.1 million gross profit decrease related to a slight decline in the gross margin rate, primarily due to lower margins on our dental equipment and animal health sales.

Technology and value-added services gross profit increased $26.4 million, or 12.9%, for the year ended December 27, 2014 compared to the prior year period.  Technology and value-added services gross profit margin increased to 66.2% for the year ended December 27, 2014 from 64.0% for the comparable prior year period.  Acquisitions accounted for $8.7 million of our gross profit increase within our technology and value-added services segment for the year ended December 27, 2014 compared to the prior year period. The remaining increase of $17.7 million in our technology and value-added services segment gross profit was attributable to a $12.1 million gross profit increase from our growth in internally generated revenue and a $5.6 million gross profit increase related to improvements in the gross margin rate primarily due to changes in the product sales mix and higher margins on our electronic services revenues.

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

Selling, general and administrative expenses increased $217.2 million, or 11.0%, for the year ended December 27, 2014 from the comparable prior year period.  The $207.7 million increase in selling, general and administrative expenses within our health care distribution segment for the year ended December 27, 2014 as compared to the prior year period was attributable to $145.7 million additional costs from acquired companies and $62.0 million of additional operating costs.  The $9.5 million increase in selling, general and administrative expenses within our technology and value-added services segment for the year ended December 27, 2014 as compared to the prior year period was attributable to $5.7 million of additional costs from acquired companies and $3.8 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses increased to 21.2% from 20.7% for the comparable prior year period.

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

Other expense, net decreased $6.5 million to $5.8 million for the year ended December 27, 2014 from the comparable prior year period.  Interest income increased $0.8 million.  Interest expense decreased $3.5 million primarily due to the $6.2 million accelerated amortization of deferred financing costs resulting from the early repayment of our Henry Schein Animal Health (formerly Butler Schein Animal Health) (“HSAH”) debt during February 2013, partially offset by an increase in borrowings under our bank credit lines and our private placement facilities.  Other, net increased by $2.2 million due primarily to a contractual payment from an animal health supplier in Europe related to a change to a non-exclusive sales model.

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

Net Income

Net income increased $34.0 million, or 7.2%, for the year ended December 27, 2014 compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $586.8 million for the year ended December 26, 2015, compared to $592.5 million for the prior year.  The net change of $5.7 million was primarily attributable to unfavorable working capital changes, partially offset by net income improvements.

Net cash used in investing activities was $260.0 million for the year ended December 26, 2015, compared to $516.6 million for the prior year.  The net change of $256.6 million was primarily due to decreased payments for equity investments and business acquisitions and decreased purchases of fixed assets.

Net cash used in financing activities was $319.4 million for the year ended December 26, 2015, compared to $154.6 million for the prior year.  The net change of $164.8 million was primarily due to decreased net proceeds from the issuance of long-term debt.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 26,	December 27,
	2015	2014
Cash and cash equivalents	$72,086	$89,474
Working capital	1,084,103	1,133,055

Debt:
Bank credit lines	$328,631	$182,899
Current maturities of long-term debt	17,331	5,815
Long-term debt	463,752	542,776
Total debt	$809,714	$731,490

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 40.1 days as of December 26, 2015 from 39.9 days as of December 27, 2014.  During the years ended December 26, 2015 and December 27, 2014, we wrote off approximately $8.0 million and $8.1 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.5 as of December 26, 2015 from 5.9 as of December 27, 2014.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming an average long-term rate of interest of 2.2%), as well as inventory purchase commitments and operating and capital lease obligations as of December 26, 2015:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest	$29,841	$158,364	$136,020	$228,360	$552,585
Inventory purchase commitments	296,463	606,249	494,400	680,000	2,077,112
Operating lease obligations	78,716	112,606	70,547	77,574	339,443
Capital lease obligations, including interest	1,317	1,494	197	-	3,008

Total	$406,337	$878,713	$701,164	$985,934	$2,972,148

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.   As of December 26, 2015 and December 27, 2014, the borrowings outstanding on this revolving credit facility were $40.0 million and $0, respectively.  As of December 26, 2015 and December 27, 2014, there were $11.4 million and $10.1 million of letters of credit, respectively, provided to third parties under the credit facility.

As of December 26, 2015 and December 27, 2014, we had various other short-term bank credit lines available, of which $288.6 million and $182.9 million, respectively, was outstanding.  At December 26, 2015 and December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.21% and 1.26%, respectively.

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

The components of our private placement facility borrowings as of December 26, 2015 are presented in the following table (in thousands):

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
	$350,000

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at HSAH during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $90.0 million and $150.0 million as of December 26, 2015 and December 27, 2014, respectively.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.  At December 27, 2014, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

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

Long-term debt

Long-term debt consisted of the following:

	December 26,	December 27,
	2015	2014
Private placement facilities	$350,000	$350,000
U.S. trade accounts receivable securitization	90,000	150,000
Notes payable to banks at a weighted-average interest rate of 8.83%	5	30
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.17% to 5.07%	38,215	41,259
Capital lease obligations (see Note 17)	2,863	7,302
Total	481,083	548,591
Less current maturities	(17,331)	(5,815)
Total long-term debt	$463,752	$542,776

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

Stock repurchases

From June 21, 2004 through December 26, 2015, we repurchased approximately $1.7 billion, or 21,441,511 shares, under our common stock repurchase programs, with $400 million available as of December 26, 2015 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 are presented in the following table:

	December 26,	December 27,	December 28,
	2015	2014	2013
Balance, beginning of period	$564,527	$497,539	$435,175
Decrease in redeemable noncontrolling interests due to
redemptions	(82,563)	(105,383)	(9,028)
Increase in redeemable noncontrolling interests due to
business acquisitions	18,936	120,220	11,542
Net income attributable to redeemable noncontrolling interests	43,588	38,741	39,430
Dividends declared	(32,706)	(23,346)	(19,965)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(4,790)	(4,080)	(654)
Change in fair value of redeemable securities	35,202	40,836	41,039
Balance, end of period	$542,194	$564,527	$497,539

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

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $93.1 million as of December 26, 2015.

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

For the year ended December 26, 2015, we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.  If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

Our use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates.  We also develop estimates for future levels of gross and operating profits and projected capital expenditures.  Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our discounted cash flow methodology involve many assumptions by management that are based upon future growth projections.

For the years ended December 27, 2014 and December 28, 2013, we tested goodwill impairment under the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allowed us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we considered in developing our qualitative assessment included:

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

Our impairment analysis for indefinite-lived intangibles consists of a comparison of the fair value to the carrying value of the assets.  This comparison is made based on a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  For indefinite-lived intangible assets, a present value technique, such as estimates of future cash flows, is utilized.  We assessed the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the beginning of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

For the years ended December 26, 2015, December 27, 2014 and December 28, 2013, the results of our goodwill and intangible impairment analysis did not result in any impairments.

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

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of ASU 2015-17 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense.  Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt.  ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU 2015-03 must be applied retrospectively.  Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued.  We do not expect ASU 2015-03 to have a material impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (“ASU 2015-14”) which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 removes the previous requirement for an acquiring company to restate prior period financial results due to measurement-period adjustments.  ASU 2015-16 requires that an acquirer recognize provisional amounts that are identified during the measurement-period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires presentation of the amount recorded in current period earnings by line item, either on the face of the income statement or within the notes to financial statements, which would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. We are currently evaluating the impact of ASU 2015-16 on our consolidated financial statements.

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

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain underlying functional currencies of the Company, including its foreign subsidiaries, may affect our financial results.   Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings.  We purchase short-term (i.e., 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.  A hypothetical 5% change in the average value of the U.S. dollar in 2015 compared to foreign currencies would have changed our 2015 reported Net income attributable to Henry Schein, Inc. by approximately $5.9 million.

As of December 26, 2015, we had foreign currency exchange agreements, which expire through January 17, 2017, which include a mark-to-market gain of $1.8 million as determined by quoted market prices.  A hypothetical 5% change in the value of the U.S. dollar would change the notional value of our foreign currency exchange agreements by $3.7 million.

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

Variable Interest Rate Debt

As of December 26, 2015, we had variable interest rate exposure for certain of our revolving credit facilities and our U.S. trade accounts receivable securitization.

Our revolving credit facility which we entered into on September 22, 2014 and expires on September 22, 2019, has an interest rate that is based on the U.S. Dollar LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  As of December 26, 2015, there was $40.0 million outstanding under this revolving credit facility.  During the year ended December 26, 2015, the average outstanding balance under this revolving credit facility was approximately $116 million.  Based upon our average outstanding balance for this revolving credit facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would increase by $0.3 million.

Our U.S trade accounts receivable securitization, which we entered into on April 17, 2013 and which expires on April 15, 2018, has an interest rate that is based upon the asset-backed commercial paper rate of 40 basis points plus 75 basis points.  As of December 26, 2015, we had an outstanding balance of $90.0 million under this securitization facility.  During the year ended December 26, 2015, the average outstanding balance under this securitization facility was approximately $280 million.  Based upon our average outstanding balance for this securitization facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would increase by $0.7 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, NY

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 26, 2015 and December 27, 2014 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 26, 2015 and December 27, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 26, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
February 10, 2016

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 26,	December 27,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$72,086	$89,474
Accounts receivable, net of reserves of $77,008 and $80,671	1,229,816	1,127,517
Inventories, net	1,509,957	1,327,796
Deferred income taxes	58,159	56,591
Prepaid expenses and other	361,082	311,788
Total current assets	3,231,100	2,913,166
Property and equipment, net	318,476	311,496
Goodwill	1,907,593	1,884,123
Other intangibles, net	592,971	643,736
Investments and other	454,600	386,286
Total assets	$6,504,740	$6,138,807

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,005,798	$860,996
Bank credit lines	328,631	182,899
Current maturities of long-term debt	17,331	5,815
Accrued expenses:
Payroll and related	258,416	237,511
Taxes	161,760	151,162
Other	375,061	341,728
Total current liabilities	2,146,997	1,780,111
Long-term debt	463,752	542,776
Deferred income taxes	252,862	253,118
Other liabilities	212,121	181,830
Total liabilities	3,075,732	2,757,835

Redeemable noncontrolling interests	542,194	564,527
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
82,415,320 outstanding on December 26, 2015 and
84,008,537 outstanding on December 27, 2014	824	840
Additional paid-in capital	207,374	265,363
Retained earnings	2,895,997	2,642,523
Accumulated other comprehensive loss	(219,939)	(95,132)
Total Henry Schein, Inc. stockholders' equity	2,884,256	2,813,594
Noncontrolling interests	2,558	2,851
Total stockholders' equity	2,886,814	2,816,445
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$6,504,740	$6,138,807

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended
	December 26,	December 27,	December 28,
	2015	2014	2013

Net sales	$10,629,719	$10,371,390	$9,560,647
Cost of sales	7,617,460	7,460,075	6,904,633
Gross profit	3,012,259	2,911,315	2,656,014
Operating expenses:
Selling, general and administrative	2,243,356	2,196,173	1,978,960
Restructuring costs	34,931	-	-
Operating income	733,972	715,142	677,054
Other income (expense):
Interest income	12,935	13,655	12,853
Interest expense	(26,008)	(24,057)	(27,538)
Other, net	(141)	4,572	2,325
Income before taxes and equity in earnings of affiliates	720,758	709,312	664,694
Income taxes	(211,391)	(215,610)	(190,891)
Equity in earnings of affiliates	14,060	11,734	10,194
Loss on sale of equity investment	-	-	(12,535)
Net income	523,427	505,436	471,462
Less: Net income attributable to noncontrolling interests	(44,369)	(39,359)	(39,908)
Net income attributable to Henry Schein, Inc.	$479,058	$466,077	$431,554

Earnings per share attributable to Henry Schein, Inc.:

Basic	$5.78	$5.53	$5.02
Diluted	$5.69	$5.44	$4.93

Weighted-average common shares outstanding:
Basic	82,844	84,265	85,926
Diluted	84,125	85,740	87,622

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended
	December 26,	December 27,	December 28,
	2015	2014	2013

Net income	$523,427	$505,436	$471,462

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(134,035)	(157,698)	9,474

Unrealized gain (loss) from foreign currency hedging activities	1,994	(2,337)	95

Unrealized investment gain (loss)	134	379	(100)

Pension adjustment gain (loss)	2,270	(7,441)	4,871

Other comprehensive income (loss), net of tax	(129,637)	(167,097)	14,340
Comprehensive income	393,790	338,339	485,802
Comprehensive income attributable to noncontrolling interests:
Net income	(44,369)	(39,359)	(39,908)
Foreign currency translation loss	4,830	4,116	654

Comprehensive income attributable to noncontrolling interests	(39,539)	(35,243)	(39,254)

Comprehensive income attributable to Henry Schein, Inc.	$354,251	$303,096	$446,548

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 29, 2012	87,850,671	$879	$375,946	$2,183,905	$52,855	$2,279	$2,615,864
Net income (excluding $39,430 attributable to Redeemable
noncontrolling interests)	-	-	-	431,554	-	478	432,032
Foreign currency translation gain (excluding $654
attributable to Redeemable noncontrolling interests)	-	-	-	-	10,128	-	10,128
Unrealized gain from foreign currency hedging activities,
net of tax benefit of $26	-	-	-	-	95	-	95
Unrealized investment loss, net of tax benefit of $66	-	-	-	-	(100)	-	(100)
Pension adjustment gain, net of tax of $1,336	-	-	-	-	4,871	-	4,871
Dividends paid	-	-	-	-	-	(487)	(487)
Other adjustments	-	-	(90)	-	-	-	(90)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	534	534
Change in fair value of redeemable securities	-	-	(41,039)	-	-	-	(41,039)
Repurchase and retirement of common stock	(3,072,942)	(31)	(83,028)	(217,192)	-	-	(300,251)
Stock issued upon exercise of stock options,
including tax benefit of $18,410	743,651	7	53,955	-	-	-	53,962
Stock-based compensation expense	349,804	3	35,524	-	-	-	35,527
Shares withheld for payroll taxes	(248,732)	(2)	(22,498)	-	-	-	(22,500)
Liability for cash settlement stock-based compensation awards	-	-	(545)	-	-	-	(545)

Balance, December 28, 2013	85,622,452	$856	$318,225	$2,398,267	$67,849	$2,804	$2,788,001

Net income (excluding $38,741 attributable to Redeemable
noncontrolling interests)	-	-	-	466,077	-	618	466,695
Foreign currency translation loss (excluding $4,080
attributable to Redeemable noncontrolling interests)	-	-	-	-	(153,582)	(36)	(153,618)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $155	-	-	-	-	(2,337)	-	(2,337)
Unrealized investment gain, net of tax of $250	-	-	-	-	379	-	379
Pension adjustment loss, net of tax benefit of $2,781	-	-	-	-	(7,441)	-	(7,441)
Dividends paid	-	-	-	-	-	(544)	(544)
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	744	-	-	9	753
Change in fair value of redeemable securities	-	-	(40,836)	-	-	-	(40,836)
Repurchase and retirement of common stock	(2,528,209)	(25)	(78,143)	(221,821)	-	-	(299,989)
Stock issued upon exercise of stock options,
including tax benefit of $11,161	637,014	6	42,646	-	-	-	42,652
Stock-based compensation expense	464,124	5	45,871	-	-	-	45,876
Shares withheld for payroll taxes	(186,844)	(2)	(22,570)	-	-	-	(22,572)
Liability for cash settlement stock-based compensation awards	-	-	(574)	-	-	-	(574)

Balance, December 27, 2014	84,008,537	$840	$265,363	$2,642,523	$(95,132)	$2,851	$2,816,445

Net income (excluding $43,588 attributable to Redeemable
noncontrolling interests)	-	-	-	479,058	-	781	479,839
Foreign currency translation loss (excluding $4,790
attributable to Redeemable noncontrolling interests)	-	-	-	-	(129,205)	(40)	(129,245)
Unrealized gain from foreign currency hedging activities,
net of tax of $153	-	-	-	-	1,994	-	1,994
Unrealized investment gain, net of tax of $0	-	-	-	-	134	-	134
Pension adjustment gain, net of tax of $1,008	-	-	-	-	2,270	-	2,270
Dividends paid	-	-	-	-	-	(657)	(657)
Other adjustments	-	-	222	-	-	(9)	213
Initial noncontrolling interests and adjustments related to
business acquisitions	-	-	-	-	-	(368)	(368)
Change in fair value of redeemable securities	-	-	(35,202)	-	-	-	(35,202)
Repurchase and retirement of common stock	(2,084,297)	(21)	(74,247)	(225,584)	-	-	(299,852)
Stock issued upon exercise of stock options,
including tax benefit of $20,802	297,866	3	35,669	-	-	-	35,672
Stock-based compensation expense	392,855	4	44,610	-	-	-	44,614
Shares withheld for payroll taxes	(199,641)	(2)	(28,312)	-	-	-	(28,314)
Liability for cash settlement stock-based compensation awards	-	-	(729)	-	-	-	(729)

Balance, December 26, 2015	82,415,320	$824	$207,374	$2,895,997	$(219,939)	$2,558	$2,886,814

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 26,	December 27,	December 28,
	2015	2014	2013

Cash flows from operating activities:
Net income	$523,427	$505,436	$471,462
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	159,127	152,238	128,035
Accelerated amortization of deferred financing costs	-	-	6,203
Loss on sale of equity investment	-	-	12,535
Stock-based compensation expense	44,614	45,876	35,527
Provision for losses on trade and other accounts receivable	3,184	4,619	5,189
Benefit from deferred income taxes	(6,241)	(1,092)	(23,037)
Equity in earnings of affiliates	(14,060)	(11,734)	(10,194)
Distributions from equity affiliates	18,029	15,727	16,529
Changes in unrecognized tax benefits	11,847	22,597	10,500
Other	7,549	3,303	10,290
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(120,001)	(81,441)	(45,110)
Inventories	(194,869)	(71,899)	(48,087)
Other current assets	(58,376)	(40,407)	15,747
Accounts payable and accrued expenses	212,611	49,281	78,586
Net cash provided by operating activities	586,841	592,504	664,175

Cash flows from investing activities:
Purchases of fixed assets	(71,684)	(82,116)	(60,215)
Payments related to equity investments and business
acquisitions, net of cash acquired	(171,861)	(424,283)	(182,363)
Payments related to sale of equity investment	-	-	(13,364)
Proceeds from sales of available-for-sale securities	20	-	-
Proceeds from maturities of available-for-sale securities	-	3,250	-
Other	(16,506)	(13,490)	(10,663)
Net cash used in investing activities	(260,031)	(516,639)	(266,605)

Cash flows from financing activities:
Proceeds from bank borrowings	145,173	152,641	2,175
Proceeds from issuance of long-term debt	135,000	314,787	678,781
Debt issuance costs	(150)	(687)	(1,372)
Principal payments for long-term debt	(201,203)	(228,407)	(729,977)
Proceeds from issuance of stock upon exercise of stock options	14,870	31,491	35,553
Payments for repurchases of common stock	(299,852)	(299,989)	(300,251)
Excess tax benefits related to stock-based compensation	2,199	5,886	8,141
Distributions to noncontrolling shareholders	(33,301)	(24,986)	(19,224)
Acquisitions of noncontrolling interests in subsidiaries	(82,107)	(105,383)	(9,800)
Net cash used in financing activities	(319,371)	(154,647)	(335,974)

Effect of exchange rate changes on cash and cash equivalents	(24,827)	(20,360)	4,940
Net change in cash and cash equivalents	(17,388)	(99,142)	66,536
Cash and cash equivalents, beginning of period	89,474	188,616	122,080
Cash and cash equivalents, end of period	$72,086	$89,474	$188,616

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

Fiscal Year

We report our results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December.  The years ended December 26, 2015, December 27, 2014 and December 28, 2013 consisted of 52 weeks.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.  Outstanding checks in excess of funds on deposit of $54.4 million and $50.4 million, primarily related to payments for inventory, were classified as accounts payable as of December 26, 2015 and December 27, 2014.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs were $78.6 million, $78.4 million and $69.1 million for the years ended December 26, 2015, December 27, 2014 and December 28, 2013.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses were $19.2 million, $18.4 million and $12.2 million for the years ended December 26, 2015, December 27, 2014 and December 28, 2013.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 26, 2015 and December 27, 2014, we had $4.4 million and $4.6 million of deferred direct marketing expenses included in other current assets.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists and non-compete agreements), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities.  The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; and estimated useful lives.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For the years ended December 26, 2015, December 27, 2014 and December 28, 2013, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

For the year ended December 26, 2015, we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.  If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

Our use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates which take into account estimated inflation rates.  We also develop estimates for future levels of gross and operating profits and projected capital expenditures.  Our methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that we use in our discounted cash flow methodology involve many assumptions by management that are based upon future growth projections.

For the years ended December 27, 2014 and December 28, 2013, we tested goodwill impairment under the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allowed us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we considered in developing our qualitative assessment included:

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

Our impairment analysis for indefinite-lived intangibles consists of a comparison of the fair value to the carrying value of the assets.  This comparison is made based on a review of historical, current and forecasted sales and gross profit levels, as well as a review of any factors that may indicate potential impairment.  For indefinite-lived intangible assets, a present value technique, such as estimates of future cash flows, is utilized.  We assessed the potential impairment of goodwill and other indefinite-lived intangible assets annually (at the beginning of our fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

For the years ended December 26, 2015, December 27, 2014 and December 28, 2013, the results of our goodwill and intangible impairment analysis did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs were $69.8 million, $64.5 million and $62.2 million for the years ended December 26, 2015, December 27, 2014 and December 28, 2013.

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

Recently Issued Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the impact of ASU 2015-17 on our consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense.  Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt.  ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU 2015-03 must be applied retrospectively.  Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued.  We do not expect ASU 2015-03 to have a material impact on our consolidated financial statements.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 1 – Significant Accounting Policies – (Continued)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under accounting principles generally accepted in United States (“U.S. GAAP”). The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (“ASU 2015-14”) which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 removes the previous requirement for an acquiring company to restate prior period financial results due to measurement-period adjustments.  ASU 2015-16 requires that an acquirer recognize provisional amounts that are identified during the measurement-period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires presentation of the amount recorded in current period earnings by line item, either on the face of the income statement or within the notes to financial statements, which would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. We are currently evaluating the impact of ASU 2015-16 on our consolidated financial statements.

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

	December 26,	December 27,
	2015	2014
Land	$18,762	$19,170
Buildings and permanent improvements	117,674	119,057
Leasehold improvements	89,766	84,649
Machinery and warehouse equipment	117,068	98,551
Furniture, fixtures and other	114,304	121,485
Computer equipment and software	339,006	306,227
	796,580	749,139
Less accumulated depreciation	(478,104)	(437,643)
Property and equipment, net	$318,476	$311,496

Estimated Useful
Lives (in years)
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

        Property and equipment related depreciation expense for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 was $60.2 million, $57.6 million and $52.9 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 26, 2015 and December 27, 2014 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 28, 2013	$1,479,177	$155,828	$1,635,005
Adjustments to goodwill:
Acquisitions	279,400	24,457	303,857
Foreign currency translation	(48,023)	(6,716)	(54,739)
Balance as of December 27, 2014	1,710,554	173,569	1,884,123
Adjustments to goodwill:
Acquisitions	66,070	5,464	71,534
Foreign currency translation	(34,602)	(13,462)	(48,064)
Balance as of December 26, 2015	$1,742,022	$165,571	$1,907,593

Other intangible assets consisted of the following:

	December 26, 2015			December 27, 2014
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements	$40,898	$(10,131)	$30,767	$44,156	$(10,702)	$33,454
Trademarks / trade names - definite lived	114,271	(41,275)	72,996	123,207	(41,301)	81,906
Trademarks / trade names - indefinite lived	2,963	-	2,963	3,287	-	3,287
Customer relationships and lists	638,276	(236,485)	401,791	616,367	(188,335)	428,032
Other	127,532	(43,078)	84,454	127,383	(30,326)	97,057
Total	$923,940	$(330,969)	$592,971	$914,400	$(270,664)	$643,736

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately 4.1 years as of December 26, 2015.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately 8.4 years as of December 26, 2015.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10.8 years as of December 26, 2015.

Amortization expense related to definite-lived intangible assets for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 was $91.9 million, $89.6 million and $69.2 million.  The annual amortization expense expected to be recorded for existing intangibles assets for the years 2016 through 2020 is $93.3 million, $90.0 million, $83.2 million, $75.8 million and $67.6 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 26,	December 27,
	2015	2014
Investment in unconsolidated affiliates	$293,273	$261,471
Non-current deferred foreign, state and local income taxes	58,249	57,254
Notes receivable (1)	27,509	18,095
Capitalized costs for internally generated software for resale	27,851	21,125
Distribution rights and exclusivity agreements, net of amortization	2,514	3,157
Debt issuance costs, net of amortization	838	1,918
Acquisition related indemnification	32,828	13,471
Other long-term assets	11,538	9,795
Total	$454,600	$386,286

(1)	Long-term notes receivable carry interest rates ranging from 1.0% to 12.0% and are due in varying installments through
December 31, 2030.

Amortization expense related to other long-term assets for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 was $7.0 million, $5.0 million and $6.0 million.

Note 5 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of December 26, 2015 and December 27, 2014, the borrowings on this revolving credit facility were $40.0 million and $0, respectively.  As of December 26, 2015 and December 27, 2014, there were $11.4 million and $10.1 million of letters of credit, respectively, provided to third parties under the credit facility.

As of December 26, 2015 and December 27, 2014, we had various other short-term bank credit lines available, of which $288.6 million and $182.9 million, respectively, was outstanding.  At December 26, 2015 and December 27, 2014, borrowings under all of our credit lines had a weighted average interest rate of 1.21% and 1.26%, respectively.

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

The components of our private placement facility borrowings as of December 26, 2015 are presented in the following table:

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	50,000	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
	$350,000

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health (formerly Butler Schein Animal Health) (“HSAH”) during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $90.0 million and $150.0 million as of December 26, 2015 and December 27, 2014, respectively.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.  At December 27, 2014, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 20 basis points plus 75 basis points, for a combined rate of 0.95%.

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

Henry Schein Animal Health

During February 2013, we repaid the then outstanding debt related to the HSAH transaction using our existing Credit Agreement.  As part of this transaction, we recorded a one-time interest expense charge of $6.2 million related to the accelerated amortization of deferred financing costs.

Long-term debt

Long-term debt consisted of the following:

	December 26,	December 27,
	2015	2014
Private placement facilities	$350,000	$350,000
U.S. trade accounts receivable securitization	90,000	150,000
Notes payable to banks at a weighted-average interest rate of 8.83%	5	30
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.17% to 5.07%	38,215	41,259
Capital lease obligations (see Note 17)	2,863	7,302
Total	481,083	548,591
Less current maturities	(17,331)	(5,815)
Total long-term debt	$463,752	$542,776

As of December 26, 2015, the aggregate amounts of long-term debt, including capital lease obligations, maturing in each of the next five years and thereafter are as follows:

2016	$17,331
2017	14,126
2018	120,861
2019	7,336
2020	107,143
Thereafter	214,286
Total	$481,083

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 6 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 are presented in the following table:

	December 26,	December 27,	December 28,
	2015	2014	2013
Balance, beginning of period	$564,527	$497,539	$435,175
Decrease in redeemable noncontrolling interests due to
redemptions	(82,563)	(105,383)	(9,028)
Increase in redeemable noncontrolling interests due to
business acquisitions	18,936	120,220	11,542
Net income attributable to redeemable noncontrolling interests	43,588	38,741	39,430
Dividends declared	(32,706)	(23,346)	(19,965)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests	(4,790)	(4,080)	(654)
Change in fair value of redeemable securities	35,202	40,836	41,039
Balance, end of period	$542,194	$564,527	$497,539

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 26,	December 27,	December 28,
	2015	2014	2013
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment	$(10,373)	$(5,583)	$(1,503)

Attributable to noncontrolling interests:
Foreign currency translation adjustment	$(76)	$(36)	$-

Attributable to Henry Schein, Inc.:
Foreign currency translation gain (loss)	$(200,499)	$(71,294)	$82,288
Unrealized gain (loss) from foreign currency hedging activities	939	(1,055)	1,282
Unrealized investment loss	(2)	(136)	(515)
Pension adjustment loss	(20,377)	(22,647)	(15,206)
Accumulated other comprehensive income (loss)	$(219,939)	$(95,132)	$67,849

Total Accumulated other comprehensive income (loss)	$(230,388)	$(100,751)	$66,346

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 26,	December 27,	December 28,
	2015	2014	2013
Net income	$523,427	$505,436	$471,462

Foreign currency translation gain (loss)	(134,035)	(157,698)	9,474
Tax effect	-	-	-
Foreign currency translation gain (loss)	(134,035)	(157,698)	9,474

Unrealized gain (loss) from foreign currency hedging activities	2,147	(2,492)	69
Tax effect	(153)	155	26
Unrealized gain (loss) from foreign currency hedging activities	1,994	(2,337)	95

Unrealized investment gain (loss)	134	629	(166)
Tax effect	-	(250)	66
Unrealized investment gain (loss)	134	379	(100)

Pension adjustment gain (loss)	3,278	(10,222)	6,207
Tax effect	(1,008)	2,781	(1,336)
Pension adjustment gain (loss)	2,270	(7,441)	4,871

Comprehensive income	$393,790	$338,339	$485,802

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 7 – Comprehensive Income – (Continued)

During the years ended December 26, 2015, December 27, 2014 and December 28, 2013, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $(134.0) million, $(157.7) million and $9.5 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the years ended December 26, 2015 and December 27, 2014 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 26,	December 26,	December 27,
Currency	2015	2015	2014
Euro	$(76,754)	1.10	1.22
Australian Dollar	(19,864)	0.73	0.81
British Pound	(15,404)	1.49	1.56
Canadian Dollar	(10,071)	0.72	0.86
Brazilian Real	(5,942)	0.25	0.37
Polish Zloty	(3,281)	0.26	0.28
Swiss Franc	928	1.01	1.01
All other currencies	(3,647)
Total	$(134,035)

	Foreign Currency
	Translation
	Loss
	for the
	Year Ended	FX Rate in USD
	December 27,	December 27,	December 28,
Currency	2014	2014	2013
Euro	$(93,882)	1.22	1.38
Australian Dollar	(15,710)	0.81	0.89
British Pound	(19,150)	1.56	1.65
Canadian Dollar	(6,891)	0.86	0.94
Polish Zloty	(7,135)	0.28	0.33
Swiss Franc	(7,154)	1.01	1.12
All other currencies	(7,776)
Total	$(157,698)

The foreign currency gain during the year ended December 28, 2013 was not significantly impacted by changes in any particular foreign currency.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 7 – Comprehensive Income – (Continued)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 26,	December 27,	December 28,
	2015	2014	2013
Comprehensive income attributable to
Henry Schein, Inc.	$354,251	$303,096	$446,548
Comprehensive income attributable to
noncontrolling interests	741	582	478
Comprehensive income attributable to
Redeemable noncontrolling interests	38,798	34,661	38,776
Comprehensive income	$393,790	$338,339	$485,802

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

The following section describes the fair values of our financial instruments and the methodologies that we used to measure their fair values.

Investments and notes receivable

There are no quoted market prices available for investments in unconsolidated affiliates and notes receivable; however, we believe the carrying amounts are a reasonable estimate of fair value.

Debt

The fair value of our debt (including bank credit lines) as of December 26, 2015 and December 27, 2014 was estimated at $809.7 million and $731.5 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 26, 2015 and December 27, 2014:

	December 26, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$4,289	$-	$4,289
Total assets	$-	$4,289	$-	$4,289

Liabilities:
Derivative contracts	$-	$2,477	$-	$2,477
Total liabilities	$-	$2,477	$-	$2,477

Redeemable noncontrolling interests	$-	$-	$542,194	$542,194

	December 27, 2014
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts	$-	$2,472	$-	$2,472
Total assets	$-	$2,472	$-	$2,472

Liabilities:
Derivative contracts	$-	$1,307	$-	$1,307
Total liabilities	$-	$1,307	$-	$1,307

Redeemable noncontrolling interests	$-	$-	$564,527	$564,527

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 9 – Business Acquisitions and Divestiture

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On March 31, 2015, we completed the acquisition of scil animal care company GmbH (“scil”), a specialty distributor of animal health laboratory and imaging diagnostic products and services to veterinarians primarily in North America and Europe.  scil had annual sales in 2014 of approximately $83 million.  As a result of this acquisition, we recorded $3.5 million of initial goodwill.

On July 10, 2015, we announced that, during the second quarter ended June 27, 2015, we made a 50% non-consolidating ownership investment in Maravet S.A. (“Maravet”), an animal health distributor in Romania.  Maravet is a privately held company with annual sales of approximately $23 million.

On September 1, 2015, we announced the completion of the acquisition of an 85% interest in Jorgen Kruuse A/S (“KRUUSE”), a leading distributor of veterinary supplies in Denmark, Norway and Sweden.  KRUUSE had sales in 2014 of approximately $90 million.  As a result of this acquisition, we recorded $20.7 million of initial goodwill.

On November 30, 2015, we completed the acquisition of Dental Trey (S.R.L.) (“Dental Trey”), a leading distributor of dental consumable merchandise and equipment in Italy.  Dental Trey had sales for the 12 months ended June 30, 2015 of approximately $49 million.  As a result of this acquisition, we recorded $8.5 million of initial goodwill.

On February 5, 2016, we announced that we have entered into an agreement to acquire a majority ownership interest in Dental Cremer S.A., a distributor of dental supplies and equipment in Brazil. Headquartered in Blumenau, Brazil, Dental Cremer, which is the dental distribution business of Cremer S.A., had 2015 sales of approximately $70 million.

We completed certain other acquisitions during the year ended December 26, 2015, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $27.1 million of initial goodwill through preliminary purchase price allocations.  Total acquisition transaction costs incurred in the year ended December 26, 2015 were immaterial to our financial results.

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

On November 20, 2014, we entered into a long-term strategic agreement with Cardinal Health, Inc.  Under the terms of the agreement, the physician office-focused commercial organization of Cardinal Health’s Medical segment was acquired and has been consolidated into the commercial organization of our medical group.  The physician office sales team and physician office distribution business of Cardinal Health’s medical segment, with annual sales of more than $230 million, will be integrated into our medical group.  Additionally, we have committed to purchase Cardinal Health™ Brand products and utilize Cardinal Health as a primary source for various medical products.  There was no goodwill recorded on this transaction.

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

The total costs associated with the actions to complete this restructuring are expected to be in the range of $41 million to $47 million pre-tax, of which $34.9 million pre-tax were recorded during the year ended December 26, 2015.  These ongoing actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

On February 5, 2016, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $6 million to $12 million, consisting of $5 million to $10 million in employee severance pay and benefits and $1 million to $2 million in facility costs, representing primarily lease termination and other facility closure related costs.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 10 – Plans of Restructuring – (Continued)

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2015, 2014 and 2013 fiscal years and the remaining accrued balance of restructuring costs as of December 26, 2015, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 29, 2012	$1,826	$1,231	$-	$3,057
Provision	-	-	-	-
Payments and other adjustments	(1,599)	(747)	-	(2,346)
Balance, December 28, 2013	$227	$484	$-	$711
Provision	-	-	-	-
Payments and other adjustments	(107)	(183)	-	(290)
Balance, December 27, 2014	$120	$301	$-	$421
Provision	26,742	5,706	2,483	34,931
Payments and other adjustments	(17,759)	(3,856)	(1,672)	(23,287)
Balance, December 26, 2015	$9,103	$2,151	$811	$12,065

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during our 2015, 2014 and 2013 fiscal years and the remaining accrued balance of restructuring costs as of December 26, 2015:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 29, 2012	$3,043	$14	$3,057
Provision	-	-	-
Payments and other adjustments	(2,332)	(14)	(2,346)
Balance, December 28, 2013	$711	$-	$711
Provision	-	-	-
Payments and other adjustments	(290)	-	(290)
Balance, December 27, 2014	$421	$-	$421
Provision	33,889	1,042	34,931
Payments and other adjustments	(22,248)	(1,039)	(23,287)
Balance, December 26, 2015	$12,062	$3	$12,065

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Basic	82,844	84,265	85,926
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units	1,281	1,475	1,696
Diluted	84,125	85,740	87,622

Note 12 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Domestic	$591,320	$543,433	$517,950
Foreign	129,438	165,879	146,744
Total	$720,758	$709,312	$664,694

The provisions for income taxes were as follows:

	Years ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Current income tax expense:
U.S. Federal	$162,948	$156,956	$149,336
State and local	29,580	28,708	28,712
Foreign	25,104	31,038	35,880
Total current	217,632	216,702	213,928

Deferred income tax expense (benefit):
U.S. Federal	(3,381)	(2,389)	242
State and local	992	(2,682)	(5,971)
Foreign	(3,852)	3,979	(17,308)
Total deferred	(6,241)	(1,092)	(23,037)
Total provision	$211,391	$215,610	$190,891

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 26,	December 27,
	2015	2014
Current deferred income tax assets:
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	$25,403	$31,429
Uniform capitalization adjustments to inventories	10,719	10,061
Other current assets	15,645	10,025
Current deferred income tax asset (1)	51,767	51,515

Non-current deferred income tax asset (liability):
Property and equipment	(10,035)	(8,121)
Stock-based compensation	35,942	30,837
Intangibles amortization	(218,097)	(234,987)
Other non-current liabilities	(19,377)	(5,853)
Net operating losses of domestic subsidiaries	-	12,763
Net operating losses of foreign subsidiaries	37,455	37,133
Total non-current deferred tax liability	(174,112)	(168,228)
Valuation allowance for non-current deferred tax assets (2)	(20,501)	(27,636)
Net non-current deferred tax liability (1)	(194,613)	(195,864)
Net deferred income tax liability	$(142,846)	$(144,349)

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

As of December 26, 2015, we had utilized federal and state net operating loss carryforwards upon filing the 2014 federal and state tax returns.  We expect to utilize the remaining federal and state net operating loss carryforwards upon filing the 2015 federal and state tax returns.  As of December 26, 2015, we had foreign net operating loss carryforwards of $7.4 million, which can be utilized against future foreign income through December 31, 2024.  Additionally, as of December 26, 2015, there were foreign net operating loss carryforwards of $127.0 million that have an indefinite life.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Income tax provision at federal statutory rate	$252,265	$248,260	$232,644
State income tax provision, net of federal income tax effect	14,627	11,381	15,003
Foreign income tax provision	(25,942)	(22,960)	(21,872)
Pass through noncontrolling interest	(12,463)	(11,431)	(10,930)
Valuation allowance	(5,006)	(770)	(14,026)
Unrecognized tax benefits	13,867	11,501	7,361
Interest expense related to loans	(22,415)	(24,043)	(23,723)
Other	(3,542)	3,672	6,434
Total income tax provision	$211,391	$215,610	$190,891

For the year ended December 26, 2015, our effective tax rate was 29.3% compared to 30.4% for the prior year period.  During the third quarter of 2015, we received a favorable response to a tax petition, which has allowed us to conclude that it is more likely than not that certain unrecognized tax benefits, which had been previously reserved, will be realized.  As a result, our provision for income taxes includes a $6.3 million income tax benefit, which is included in the unrecognized tax benefits amount above.

Absent the effects of this income tax benefit in the third quarter of 2015, our effective tax rate for the year ended December 26, 2015 would have been 30.2% as compared to our actual effective tax rate of 29.3%.  The remaining difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes and interest expense.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 12 – Income Taxes – (Continued)

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell, transfer or dispose of our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings because if we were to repatriate these earnings, we believe there would be various methods available to us, each with different U.S. tax consequences.  As of December 26, 2015, the cumulative amount of reinvested earnings was approximately $945.0 million.

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

The total amount of unrecognized tax benefits as of December 26, 2015 was approximately $93.1 million, of which $72.8 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $15.5 million and $0, respectively, as of December 26, 2015.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service, the years 2009 and forward for certain states and the years 2008 and forward for certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  We do not expect this to have a significant effect on our consolidated financial position, liquidity or the results of operations.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.  Based on discussions with the IRS, it was agreed that our protest with the Appellate Division will be filed in the quarter ending March 26, 2016.  It is also anticipated we will have our opening Appeals conference in the quarter ending March 26, 2016.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 26,	December 27,
	2015	2014
Balance, beginning of period	$65,800	$43,200
Additions based on current year tax positions	10,400	13,500
Additions based on prior year tax positions	19,600	13,400
Reductions based on prior year tax positions	(10,500)	(900)
Reductions resulting from settlements with taxing authorities	(7,600)	(1,700)
Reductions resulting from lapse in statutes of limitations	(100)	(1,700)
Balance, end of period	$77,600	$65,800

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas.  No single customer accounted for more than 0.8% of our net sales in 2015 or 2014.  With respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 34% and 7%, respectively, of our aggregate purchases in 2015 and approximately 36% and 7%, respectively, of our aggregate purchases in 2014.

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

Our technology and value-added services group provides software, technology and other value-added services to health care practitioners.  Our technology group offerings include practice management software systems for dental and medical practitioners and animal health clinics.  Our value-added practice solutions include financial services on a non-recourse basis, e-services, continuing education services for practitioners, consulting and other services.

The following tables present information about our reportable and operating segments:

		Years Ended
		December 26,	December 27,	December 28,
		2015	2014	2013
Net Sales:
	Health care distribution (1):
	Dental	$5,276,407	$5,381,215	$4,997,972
	Animal health	2,921,624	2,898,612	2,599,461
	Medical	2,072,915	1,742,685	1,643,167
	Total health care distribution	10,270,946	10,022,512	9,240,600
	Technology and value-added services (2)	358,773	348,878	320,047
	Total	$10,629,719	$10,371,390	$9,560,647

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

	Years ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Operating Income:
Health care distribution	$626,574	$611,771	$590,664
Technology and value-added services	107,398	103,371	86,390
Total	$733,972	$715,142	$677,054

Income before taxes and equity in earnings of affiliates:
Health care distribution	$617,582	$609,619	$581,759
Technology and value-added services	103,176	99,693	82,935
Total	$720,758	$709,312	$664,694

Depreciation and Amortization:
Health care distribution	$141,184	$136,126	$113,670
Technology and value-added services	17,943	16,112	14,365
Total	$159,127	$152,238	$128,035

Income Tax Expense:
Health care distribution	$180,133	$185,649	$165,869
Technology and value-added services	31,258	29,961	25,022
Total	$211,391	$215,610	$190,891

Interest Income:
Health care distribution	$12,833	$13,585	$12,816
Technology and value-added services	102	70	37
Total	$12,935	$13,655	$12,853

Interest Expense:
Health care distribution	$25,926	$23,916	$27,375
Technology and value-added services	82	141	163
Total	$26,008	$24,057	$27,538

Purchases of Fixed Assets:
Health care distribution	$68,235	$74,955	$57,364
Technology and value-added services	3,449	7,161	2,851
Total	$71,684	$82,116	$60,215

	As of
	December 26,	December 27,	December 28,
	2015	2014	2013
Total Assets:
Health care distribution	$6,129,285	$5,756,993	$5,294,567
Technology and value-added services	375,455	381,814	330,069
Total	$6,504,740	$6,138,807	$5,624,636

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 15 – Segment and Geographic Data – (Continued)

The following table presents information about our operations by geographic area as of and for the three years ended December 26, 2015.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2015		2014		2013
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$6,798,847	$1,739,546	$6,247,056	$1,771,719	$5,813,512	$1,272,683
Other	3,830,872	1,079,494	4,124,334	1,067,636	3,747,135	1,055,343
Consolidated total	$10,629,719	$2,819,040	$10,371,390	$2,839,355	$9,560,647	$2,328,026

Note 16 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $44.6 million ($31.5 million after-tax), $45.9 million ($31.9 million after-tax) and $35.5 million ($24.6 million after-tax) for the years ended December 26, 2015, December 27, 2014 and December 28, 2013.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, we presented $2.2 million, $5.9 million and $8.1 million of benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 26, 2015, December 27, 2014 and December 28, 2013.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock/units.  Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.  As of December 26, 2015, there were 31,229 shares authorized and 5,200 shares available to be granted under the 2013 Stock Incentive Plan and 900 shares authorized and 175 shares available to be granted under the 2015 Non-Employee Director Stock Incentive Plan.

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

Stock-based compensation grants for the three years ended December 26, 2015 primarily consisted of restricted stock/unit grants.  Certain stock-based compensation granted may require us to settle in the form of a cash payment.  During the year ended December 26, 2015, we recorded a liability of $0.7 million relating to the grant date fair value of stock-based compensation to be settled in cash, as well as an expense of $0.8 million relating to the change in the fair value of these grants.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $140.80, $119.45 and $89.97 per share during the years ended December 26, 2015, December 27, 2014 and December 28, 2013.

Total unrecognized compensation cost related to non-vested awards as of December 26, 2015 was $82.1 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 26,		December 27,		December 28,
	2015		2014		2013

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	684	$53.41	1,323	$51.53	2,138	$48.61
Granted	-	-	-	-	-	-
Exercised	(299)	50.09	(639)	49.51	(815)	43.86
Forfeited	-	-	-	-	-	-
Outstanding at end of year	385	$56.00	684	$53.41	1,323	$51.53

Options exercisable at end of year	385	$56.00	684	$53.41	1,323	$51.53

During the years ended December 26, 2015, December 27, 2014 and December 28, 2013, we did not grant any stock options.

The following table represents the intrinsic values of:

	As of
	December 26,	December 27,	December 28,
	2015	2014	2013
Stock options outstanding	$38,882	$57,421	$83,252
Stock options exercisable	38,882	57,421	83,252

The total cash received as a result of stock option exercises for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 was approximately $14.9 million, $31.5 million and $35.6 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 were $20.8 million, $11.2 million and $18.4 million.  The increase in the tax benefit amount for the year ended December 26, 2015 as compared to the comparable prior year period was primarily due to the significant increase in the price of our common stock at the time of vesting/exercise during 2015 as compared to the stock price at the time of grant.  We settle employee stock option exercises with newly issued common shares.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

The total intrinsic value per share of restricted stock/units that vested was $143.20, $119.36 and $98.99 during the years ended December 26, 2015, December 27, 2014 and December 28, 2013.  The following table summarizes the status of our non-vested restricted stock/units for the year ended December 26, 2015:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	836	$83.86
Granted	175	140.73
Vested	(211)	71.95
Forfeited	(25)	104.71
Outstanding at end of period	775	$99.29	$157.09

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period	1,127	$77.19
Granted	130	126.42
Vested	(307)	73.70
Forfeited	(20)	113.46
Outstanding at end of period	930	$91.33	$157.09

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 26, 2015, December 27, 2014 and December 28, 2013 amounted to $31.5 million, $28.6 million and $25.3 million.

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged to operations during the years ended December 26, 2015, December 27, 2014 and December 28, 2013 amounted to $1.5 million, $1.9 million and $4.1 million.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 16 – Employee Benefit Plans – (Continued)

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain associated companies. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.  The amounts charged to operations during the years ended December 26, 2015, December 27, 2014 and December 28, 2013 were approximately $0.1 million, $0.7 million and $1.1 million, respectively.

Note 17 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2033.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 26, 2015 were:

2016	$78,716
2017	62,806
2018	49,800
2019	39,587
2020	30,960
Thereafter	77,574
Total minimum operating lease payments	$339,443

Total rental expense for the years ended December 26, 2015, December 27, 2014 and December 28, 2013 was $76.0 million, $76.1 million and $70.8 million.

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 26, 2015 were:

2016	$1,317
2017	907
2018	587
2019	197
2020	-
Thereafter	-
Total minimum capital lease payments	3,008
Less: Amount representing interest at 0.95% to 10.68%	(145)
Total present value of minimum capital lease payments	$2,863

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 17 – Commitments and Contingencies – (Continued)

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 26, 2015 were:

2016	$296,463
2017	300,579
2018	305,670
2019	284,800
2020	209,600
Thereafter	680,000
Total minimum inventory purchase commitment payments	$2,077,112

Litigation

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleges that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleges, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers, and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserts the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves against the action vigorously.

Beginning in January 2016, class action complaints were filed against Patterson Companies, Inc., Benco Dental Supply Co. and Henry Schein, Inc. Each of these complaints allege, among other things, that defendants conspired to foreclose competitors by boycotting manufacturers, state dental associations, and others that deal with defendants’ competitors. Subject to certain exclusions, these classes seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants since January 2012. Each class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees. We intend to defend ourselves vigorously against these actions.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 17 – Commitments and Contingencies – (Continued)

From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business. While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of these other pending matters are currently anticipated to have a material adverse effect on our financial condition or results of operations.

As of December 26, 2015, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2016 through 2020 and thereafter of approximately $16.3 million, $5.3 million, $1.2 million, $0.7 million, $0.6 million and $1.8 million.  We also have lifetime consulting agreements that provide for current compensation of $0.5 million per year, increasing $25 every fifth year with the next increase in 2017.  In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	March 28,	June 27,	September 26,	December 26,
	2015 (1)	2015 (1)	2015 (1) (2)	2015 (1)
Net sales	$2,463,646	$2,629,320	$2,685,835	$2,850,918
Gross profit	713,395	750,678	748,908	799,278
Restructuring costs	6,862	7,222	8,438	12,409
Operating income	161,367	183,030	188,882	200,693
Net income	111,580	129,608	141,396	140,843

Amounts attributable to
Henry Schein, Inc.:
Net income	103,447	117,928	127,735	129,948

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$1.24	$1.42	$1.54	$1.58
Diluted	1.22	1.40	1.52	1.56

	Quarters ended
	March 29,	June 28,	September 27,	December 27,
	2014	2014	2014	2014
Net sales	$2,430,159	$2,615,406	$2,623,729	$2,702,096
Gross profit	696,713	728,472	721,666	764,464
Operating income	157,268	180,844	174,088	202,942
Net income	110,128	127,117	124,236	143,955

Amounts attributable to
Henry Schein, Inc.:
Net income	102,099	116,236	114,776	132,966

Earnings per share attributable to
Henry Schein, Inc.:

Basic	$1.20	$1.37	$1.36	$1.59
Diluted	1.18	1.35	1.34	1.56

(1)	See Note 10 - "Plans of Restructuring" for details of the restructuring costs incurred during the fiscal year 2015.

(2)	See Note 12 - "Incomes Taxes" for details of the income tax benefit from a favorable tax ruling received by a subsidiary, net of noncontrolling interest, during the third quarter of 2015.

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited) – (Continued)

We experience fluctuations in quarterly financial results.  As a result, we may fail to meet or exceed the expectations of securities analysts and investors, which could cause our stock price to decline.

Our business is subject to seasonal and other quarterly fluctuations.  Revenues and profitability generally have been higher in the third and fourth quarters due to the timing of sales of seasonal products (including influenza vaccine, equipment and software products), purchasing patterns of office-based health care practitioners and year-end promotions.  Revenues and profitability generally have been lower in the first quarter, primarily due to increased sales in the prior two quarters.  We expect our historical seasonality of sales to continue in the foreseeable future.  Quarterly results may also be materially adversely affected by a variety of other factors, including:

• timing and amount of sales and marketing expenditures;

• timing of pricing changes offered by our suppliers;

• timing of the introduction of new products and services by our suppliers;

• timing of the release of upgrades and enhancements to our technology-related products and services;

• changes in or availability of supplier contracts or rebate programs;

• supplier rebates based upon attaining certain growth goals;

• changes in the way suppliers introduce or deliver products to market;

• costs of developing new applications and services;

• our ability to correctly identify customer needs and preferences and predict future needs and preferences;

• uncertainties regarding potential significant breaches of data security or disruptions of our information technology systems;

• unexpected regulatory actions, or government regulation generally;

• exclusivity requirements with certain suppliers may prohibit us from distributing competitive products manufactured by other suppliers;

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

• increases in shipping costs or service issues with our third-party shippers;

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited) – (Continued)

• fluctuations in the value of foreign currencies;

• restructuring costs;

• the adoption or repeal of legislation; and

• changes in accounting principles.

Any change in one or more of these or other factors could cause our annual or quarterly financial results to fluctuate.  If our financial results do not meet market expectations, our stock price may decline.

Note 19 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 26,	December 27,	December 28,
	2015	2014	2013
Interest	$24,033	$22,285	$19,893
Income taxes	180,897	208,272	146,593

There was approximately $5.0 million, $3.3 million and $0.1 million of debt assumed as a part of the acquisitions for the years ended December 26, 2015, December 27, 2014 and December 28, 2013, respectively.  Debt assumed during the year ended December 26, 2015 relates to the acquisitions of scil animal care company GmbH, Jorgen Kruuse A/S and Dental Trey (S.R.L.).  Debt assumed during the year ended December 27, 2014 relates to the acquisitions of BioHorizons, Inc. and Medivet S.A.

For the years ended December 26, 2015, December 27, 2014 and December 28, 2013, we had $2.1 million, $(2.5) million and $0.1 million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 26, 2015 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition activity, ongoing acquisition integrations and systems implementations undertaken during the quarter ended December 26, 2015 and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended December 26, 2015, we completed the acquisition of a dental distributor in Europe with approximate aggregate annual revenues of $54.0 million.  In addition, post-acquisition integration related activities continued for our European animal health and North American dental businesses acquired during prior quarters, representing aggregate annual revenues of approximately $168.0 million.  These acquisitions, which use separate information and financial accounting systems, have been included in our consolidated financial statements since their respective dates of acquisition.

Also, during the quarter ended December 26, 2015 we completed warehouse systems implementation projects that support our European and Australian dental and animal health businesses which support aggregate annual revenues of approximately $324.0 million.  Finally, systems implementation activities were completed to integrate a European dental business with approximate aggregate annual revenues of $11.0 million into one of our existing ERP systems.

All acquisitions, acquisition integrations and systems implementations involved necessary and appropriate change-management controls that are considered in our annual assessment of the design and operating effectiveness of our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 26, 2015.

The effectiveness of our internal control over financial reporting as of December 26, 2015 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, NY

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 26, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 26, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 26, 2015 and December 27, 2014, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 26, 2015 and our report dated February 10, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY
February 10, 2016

ITEM 9B.  Other Information.

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

The total costs associated with the actions to complete this restructuring are expected to be in the range of $41 million to $47 million pre-tax, of which $34.9 million pre-tax were recorded during the year ended December 26, 2015.  These ongoing actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

On February 5, 2016, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $6 million to $12 million, consisting of $5 million to $10 million in employee severance pay and benefits and $1 million to $2 million in facility costs, representing primarily lease termination and other facility closure related costs.

The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors,” with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee,” with respect to corporate governance, in each case in our definitive 2016 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2015 Proxy Statement filed pursuant to Regulation 14A on April 24, 2015.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2016 Proxy Statement.

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

ITEM 11.  Executive Compensation

The information required by this item is hereby incorporated by reference to the Sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2016 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  All active plans have been approved by our stockholders.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 26, 2015:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
Plan Category	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders	384,616	$56.00	5,375,157
Plans Not Approved by Stockholders	-	-	-
Total	384,616	$56.00	5,375,157

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2016 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2016 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2016 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 63.

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
February 10, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 10, 2016
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 10, 2016
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 10, 2016
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 10, 2016
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 10, 2016
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 10, 2016
Barry J. Alperin

/s/ LAWRENCE S. BACOW, PH. D.	Director	February 10, 2016
Lawrence S. Bacow, Ph. D.

/s/ PAUL BRONS	Director	February 10, 2016
Paul Brons

/s/ DONALD J. KABAT	Director	February 10, 2016
Donald J. Kabat

/s/ PHILIP A. LASKAWY	Director	February 10, 2016
Philip A. Laskawy

/s/ NORMAN S. MATTHEWS	Director	February 10, 2016
Norman S. Matthews

/s/ CAROL RAPHAEL	Director	February 10, 2016
Carol Raphael

/s/ E. DIANNE REKOW	Director	February 10, 2016
E. Dianne Rekow

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 10, 2016
Bradley T. Sheares, Ph. D.

/s/ LOUIS W. SULLIVAN, MD	Director	February 10, 2016
Louis W. Sullivan, MD

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Henry Schein, Inc.
Melville, NY

The audits referred to in our report dated February 10, 2016 relating to the consolidated financial statements of Henry Schein, Inc., which is contained in Item 8 of this Form 10-K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the company’s management.  Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, NY
February 10, 2016

Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 26, 2015:
Allowance for doubtful accounts,
sales returns and other	$80,671	$3,184	$1,124	$(7,971)	$77,008

Year ended December 27, 2014:
Allowance for doubtful accounts,
sales returns and other	$78,298	$4,619	$5,828	$(8,074)	$80,671

Year ended December 28, 2013:
Allowance for doubtful accounts,
sales returns and other	$75,240	$5,189	$6,195	$(8,326)	$78,298

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged to net sales primarily relate to increases in allowances for sales returns.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.

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

4.3
Master Note Facility, dated as of August 9, 2010, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

4.4
First Amendment to Master Note Facility, dated as of February 14, 2012, by and among us, New York Life Investment Management LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)

Exhibits

4.5
Second Amendment to Master Note Facility, dated as of April 27, 2012, by and among us, New York Life Investment Management LLC and each NY Life affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on April 30, 2012.)

4.6
Letter Agreement dated as of September 22, 2014 amending the Master Note Facility, dated as of August 9, 2010, by and among us, NYL Investors LLC (as successor in interest to New York Life Investment Management LLC) and each NY Life affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 26, 2014.)

4.7
Private Shelf Agreement, dated as of August 9, 2010, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2011 filed on May 3, 2011.)*

4.8
Amendment to the Private Shelf Agreement, dated as of April 27, 2012, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on April 30, 2012.)

4.9
Letter Agreement dated as of September 22, 2014 amending the Private Shelf Agreement, dated as of August 9, 2010, by and among us, Prudential Investment Management, Inc. and each Prudential affiliate which becomes party thereto, as amended. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 26, 2014.)

10.1
Henry Schein, Inc. 1994 Stock Incentive Plan, as amended and restated effective as of March 27, 2007. (Incorporated by reference to Appendix A to our definitive 2007 Proxy Statement on Schedule 14A filed on April 10, 2007.)**

10.2
Amendment Number One to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.3
Amendment Number Two to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 28, 2009. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.4
Amendment Number Three to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of February 23, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.5
Amendment Number Four to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.6
Amendment Number Five to the Henry Schein, Inc. 1994 Stock Incentive Plan, effective as of May 18, 2011. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2011 filed on August 2, 2011.)**

10.7
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

Exhibits

10.8
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.9
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.10
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.11
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.12
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.13
Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.14
Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.15
Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.16
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.17
Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

Exhibits

10.18
Form of 2015 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.19
Form of 2015 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.20
Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.21
Form of 2015 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.22
Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment Number One, effective as of May 25, 2004. (Incorporated by reference to Exhibit C to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

10.23
Amendment Number Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.24
Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010 filed on August 2, 2010.)**

10.25
Amendment Number Four to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of February 27, 2014. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.26
Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed on July 29, 2015.)**

10.27
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of April 1, 2004 and January 1, 2005). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.28
Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of May 25, 2004, January 1, 2005, May 10, 2010 and February 27, 2014). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

Exhibits

10.29
Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of May 25, 2004, January 1, 2005, May 10, 2010 and February 27, 2014). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.30
Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**

10.31
2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

10.32
Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.33
Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.34
Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.35
Amendment Number Four to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 14, 2013.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.36
Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.37
Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.38
Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.39
Amendment to the Henry Schein, Inc. Deferred Compensation Plan effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)**

10.40
Amendment Number Two to the Henry Schein, Inc. Deferred Compensation Plan, effective as of January 1, 2011. (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

Exhibits

10.41
Amendment Number Three to the Henry Schein, Inc. Deferred Compensation Plan, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.42
 Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.43
Amended and Restated Employment Agreement dated as of December 31, 2011 between us and Stanley M. Bergman. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.44
Restricted Stock Unit Agreement between us and Stanley M. Bergman pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.45
Amended and Restated Letter Agreement effective as of December 11, 2008 between us and Stanley Komaroff. (Incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.46
Form of Amended and Restated Change in Control Agreement dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Stanley Komaroff, Robert Minowitz, Mark Mlotek, Steven Paladino and Michael Racioppi, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.47
Form of Amendment to Amended and Restated Change in Control Agreement effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Stanley Komaroff, Robert Minowitz, Mark Mlotek, Steven Paladino and Michael Racioppi, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.48
Credit Agreement, dated as of September 12, 2012, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent, and U.S. Bank National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd., UniCredit Bank AG and The Bank of New York Mellon, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2012.)

10.49
First Amendment dated as of September 22, 2014 to the Credit Agreement, dated as of September 12, 2012, by and among us, the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2014.)

10.50
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

Exhibits

10.51
Amendment No. 1 to the Omnibus Agreement, dated December 31, 2009, by and between us and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.52
Put Rights Agreement, dated December 31, 2009, by and among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

10.53
First Amendment dated December 1, 2010 to Put Rights Agreement among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

10.54
Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.55
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

10.56
Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)

10.57
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

10.58
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

10.59
Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Barry J. Alperin, Lawrence S. Bacow, Ph.D., Paul Brons, Donald J. Kabat, Philip A. Laskawy, Norman S. Matthews, Carol Raphael, E. Dianne Rekow, DDS, Ph.D., Bradley T. Sheares, Ph.D., Louis W. Sullivan, M.D., Gerald A. Benjamin, Stanley M. Bergman, James P. Breslawski, Michael S. Ettinger, James A. Harding, Stanley Komaroff, Peter McCarthy, Lorelei McGlynn, David McKinley, Bob Minowitz, Mark E. Mlotek, Steven Paladino, Michael Racioppi, Paul Rose, Lonnie Shoff and Walter Siegel, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on November 4, 2015.)**

Exhibits

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