Form 10-Q
period 2016-03-26
HENRY SCHEIN INC
filed 2016-05-03
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2016

or

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

As of April 28, 2016,  there were 82,066,386 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of March 26, 2016 and December 26, 2015 ...................................................................................	3

	Statements of Income for the three months ended
	March 26, 2016 and March 28, 2015 ......................................................................................................................	4

	Statements of Comprehensive Income for the three months ended
	March 26, 2016 and March 28, 2015 ......................................................................................................................	5

	Statement of Changes in Stockholders' Equity for the three months ended
	March 26, 2016 ......................................................................................................................................................	6

	Statements of Cash Flows for the three months ended
	March 26, 2016 and March 28, 2015 ......................................................................................................................	7

	Notes to Consolidated Financial Statements ................................................................................................................	8

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ........................................................................................................	22

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk .....................................................................................	38

ITEM 4.	Controls and Procedures ...............................................................................................................................................	38

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings ..........................................................................................................................................................	39

ITEM 1A.	Risk Factors ...................................................................................................................................................................	40

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds ......................................................................................	40

ITEM 5.	Other Information..........................................................................................................................................................	41

ITEM 6.	Exhibits ..........................................................................................................................................................................	42

	Signature ........................................................................................................................................................................	43

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 26,	December 26,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$71,614	$72,086
Accounts receivable, net of reserves of $75,171 and $77,008 ................................................................................................................	1,274,950	1,229,816
Inventories, net .............................................................................................................................................................................	1,500,369	1,509,957
Deferred income taxes ...................................................................................................................................................................	60,105	58,159
Prepaid expenses and other .............................................................................................................................................................	363,965	361,082
Total current assets ................................................................................................................................................................	3,271,003	3,231,100
Property and equipment, net ...............................................................................................................................................................	324,283	318,476
Goodwill ..........................................................................................................................................................................................	1,925,111	1,907,593
Other intangibles, net .........................................................................................................................................................................	603,249	592,971
Investments and other .......................................................................................................................................................................	476,924	454,600
Total assets ..........................................................................................................................................................................	$6,600,570	$6,504,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$809,124	$1,005,798
Bank credit lines ...........................................................................................................................................................................	424,030	328,631
Current maturities of long-term debt .................................................................................................................................................	17,333	17,331
Accrued expenses:
Payroll and related ....................................................................................................................................................................	218,284	258,416
Taxes ......................................................................................................................................................................................	159,635	161,760
Other ......................................................................................................................................................................................	359,098	375,061
Total current liabilities ............................................................................................................................................................	1,987,504	2,146,997
Long-term debt .................................................................................................................................................................................	666,283	463,752
Deferred income taxes .......................................................................................................................................................................	257,877	252,862
Other liabilities ..................................................................................................................................................................................	242,675	212,121
Total liabilities ......................................................................................................................................................................	3,154,339	3,075,732

Redeemable noncontrolling interests .....................................................................................................................................................	529,997	542,194
Commitments and contingencies .........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
82,060,382 outstanding on March 26, 2016 and
82,415,320 outstanding on December 26, 2015 ..............................................................................................................................	821	824
Additional paid-in capital ...............................................................................................................................................................	188,769	207,374
Retained earnings ..........................................................................................................................................................................	2,933,805	2,895,997
Accumulated other comprehensive loss .............................................................................................................................................	(209,697)	(219,939)
Total Henry Schein, Inc. stockholders' equity .................................................................................................................................	2,913,698	2,884,256
Noncontrolling interests ..................................................................................................................................................................	2,536	2,558
Total stockholders' equity .......................................................................................................................................................	2,916,234	2,886,814
Total liabilities, redeemable noncontrolling interests and stockholders' equity .......................................................................................	$6,600,570	$6,504,740

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 26,	March 28,
	2016	2015

Net sales ......................................................................................................................................................................................	$2,712,956	$2,463,646
Cost of sales .................................................................................................................................................................................	1,933,651	1,750,251
Gross profit ..........................................................................................................................................................................	779,305	713,395
Operating expenses:
Selling, general and administrative ................................................................................................................................................	599,053	545,166
Restructuring costs ....................................................................................................................................................................	4,058	6,862
Operating income ..................................................................................................................................................................	176,194	161,367
Other income (expense):
Interest income .........................................................................................................................................................................	3,348	3,455
Interest expense ........................................................................................................................................................................	(7,127)	(6,263)
Other, net .................................................................................................................................................................................	3,137	120
Income before taxes and equity in earnings of affiliates ...............................................................................................................	175,552	158,679
Income taxes ...............................................................................................................................................................................	(53,533)	(49,127)
Equity in earnings of affiliates .........................................................................................................................................................	2,514	2,028
Net income ..................................................................................................................................................................................	124,533	111,580
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(10,781)	(8,133)
Net income attributable to Henry Schein, Inc. .....................................................................................................................................	$113,752	$103,447

Earnings per share attributable to Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$1.39	$1.24
Diluted ....................................................................................................................................................................................	$1.37	$1.22

Weighted-average common shares outstanding:
Basic ......................................................................................................................................................................................	81,568	83,230
Diluted ....................................................................................................................................................................................	82,739	84,715

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	March 26,	March 28,
	2016	2015

Net income ..............................................................................................................................................................................	$124,533	$111,580

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss) ......................................................................................................................................	9,990	(109,872)

Unrealized gain (loss) from foreign currency hedging activities .......................................................................................................	1,617	(1,888)

Unrealized investment gain .....................................................................................................................................................	-	-

Pension adjustment gain (loss)..................................................................................................................................................	(393)	1,449

Other comprehensive income (loss), net of tax ................................................................................................................................	11,214	(110,311)
Comprehensive income ..............................................................................................................................................................	135,747	1,269
Comprehensive income attributable to noncontrolling interests:
Net income ......................................................................................................................................................................	(10,781)	(8,133)
Foreign currency translation loss (gain) ..................................................................................................................................	(972)	3,576
Comprehensive income attributable to noncontrolling interests ..............................................................................................	(11,753)	(4,557)

Comprehensive income (loss) attributable to Henry Schein, Inc. ........................................................................................................	$123,994	$(3,288)

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 26, 2015 ..............................................................................................................................................................	82,415,320	$824	$207,374	$2,895,997	$(219,939)	$2,558	$2,886,814
Net income (excluding $10,708 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	113,752	-	73	113,825
Foreign currency translation gain (loss) (excluding gain of $973
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	9,018	(1)	9,017
Unrealized gain from foreign currency hedging activities
net of tax of $551 ....................................................................................................................................................................	-	-	-	-	1,617	-	1,617
Unrealized investment gain, net of tax of $0 ...............................................................................................................................................	-	-	-	-	-	-	-
Pension adjustment gain, net of tax benefit of $99..........................................................................................................................................	-	-	-	-	(393)	-	(393)
Dividends paid ..........................................................................................................................................................................	-	-	-	-	-	(104)	(104)
Initial noncontrolling interests and adjustments related to
Change in fair value of redeemable securities ..............................................................................................................................................	-	-	(2,058)	-	-	-	(2,058)
Other adjustments .......................................................................................................................................................................	-	-	-	-	-	10	10
Repurchase and retirement of common stock ...............................................................................................................................................	(664,398)	(7)	(24,046)	(75,944)	-	-	(99,997)
Stock issued upon exercise of stock options,
including tax benefit of $14,708 ......................................................................................................................................................	119,260	1	21,105	-	-	-	21,106
Stock-based compensation expense .......................................................................................................................................................	351,032	4	14,140	-	-	-	14,144
Shares withheld for payroll taxes .........................................................................................................................................................	(160,832)	(1)	(27,551)	-	-	-	(27,552)
Liability for cash settlement stock-based compensation awards ............................................................................................................................	-	-	(195)	-	-	-	(195)

Balance, March 26, 2016 .................................................................................................................................................................	82,060,382	$821	$188,769	$2,933,805	$(209,697)	$2,536	$2,916,234

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 26,	March 28,
	2016	2015

Cash flows from operating activities:
Net income ......................................................................................................................................................................................	$124,533	$111,580
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization ....................................................................................................................................................	40,967	37,149
Stock-based compensation expense .............................................................................................................................................	14,144	8,499
Provision for losses on trade and other accounts receivable ...............................................................................................................	580	1,251
Provision for deferred income taxes ..............................................................................................................................................	6,963	4,770
Equity in earnings of affiliates .....................................................................................................................................................	(2,514)	(2,028)
Distributions from equity affiliates ...............................................................................................................................................	2,181	2,335
Changes in unrecognized tax benefits ...........................................................................................................................................	1,369	1,268
Other ......................................................................................................................................................................................	962	3,680
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(39,767)	(9,861)
Inventories ...........................................................................................................................................................................	13,930	(11,906)
Other current assets ...............................................................................................................................................................	(24,918)	(3,659)
Accounts payable and accrued expenses ...................................................................................................................................	(239,942)	(169,732)
Net cash used in operating activities ......................................................................................................................................................	(101,512)	(26,654)

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(12,605)	(15,493)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(52,562)	(13,637)
Other ..............................................................................................................................................................................................	(5,829)	(1,185)
Net cash used in investing activities .......................................................................................................................................................	(70,996)	(30,315)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings .....................................................................................................................................	95,111	(19,886)
Proceeds from issuance of debt ............................................................................................................................................................	210,000	125,000
Debt issuance costs ............................................................................................................................................................................	(58)	-
Principal payments for long-term debt ...................................................................................................................................................	(7,554)	(736)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	6,398	7,577
Payments for repurchases of common stock ..........................................................................................................................................	(99,997)	(75,707)
Excess tax benefits related to stock-based compensation .........................................................................................................................	-	2,844
Distributions to noncontrolling shareholders ...........................................................................................................................................	(2,096)	(3,113)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(32,711)	(205)
Net cash provided by financing activities ...............................................................................................................................................	169,093	35,774

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	2,943	(9,077)
Net change in cash and cash equivalents ................................................................................................................................................	(472)	(30,272)
Cash and cash equivalents, beginning of period .......................................................................................................................................	72,086	89,474
Cash and cash equivalents, end of period ...............................................................................................................................................	$71,614	$59,202

See accompanying notes.

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 26, 2015.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended March 26, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables present information about our reportable and operating segments:

		Three Months Ended
		March 26,	March 28,
		2016	2015
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$1,301,755	$1,250,073
	Animal health ...........................................................................................................................................................................	771,413	684,324
	Medical ...................................................................................................................................................................................	538,117	443,533
	Total health care distribution ..................................................................................................................................................	2,611,285	2,377,930
	Technology and value-added services (2)...........................................................................................................................................	101,671	85,716
	Total .......................................................................................................................................................................................	$2,712,956	$2,463,646

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

		Three Months Ended
		March 26,	March 28,
		2016	2015
Operating Income:
	Health care distribution ..................................................................................................................................................................	$148,101	$136,139
	Technology and value-added services ...............................................................................................................................................	28,093	25,228
	Total .......................................................................................................................................................................................	$176,194	$161,367

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 26, 2016 and December 26, 2015, the borrowings on this revolving credit facility were $90.0 million and $40.0 million, respectively.  As of March 26, 2016 and December 26, 2015, there were $11.8 million and $11.4 million of letters of credit, respectively, provided to third parties under the credit facility.

As of March 26, 2016 and December 26, 2015, we had various other short-term bank credit lines available, of which $334.0 million and $288.6 million, respectively, were outstanding.  At March 26, 2016 and December 26, 2015, borrowings under all of our credit lines had a weighted average interest rate of 1.29% and 1.21%, respectively.

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

The components of our private placement facility borrowings as of March 26, 2016 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	42,857	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
	$342,857

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $300.0 million and $90.0 million as of March 26, 2016 and December 26, 2015, respectively.  At March 26, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 55 basis points plus 75 basis points, for a combined rate of 1.30%.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	March 26,	December 26,
	2016	2015
Private placement facilities ..........................................................................................................................................................	$342,857	$350,000
U.S. trade accounts receivable securitization ...................................................................................................................................	300,000	90,000
Notes payable to banks at a weighted-average interest rate of 8.83% ..................................................................................................	-	5
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.18% to 5.07% .........................................................................................................................................................	38,217	38,215
Capital lease obligations payable through 2019 with interest rates
ranging from 0.95% to 10.68%	2,542	2,863
Total .......................................................................................................................................................................................	683,616	481,083
Less current maturities ................................................................................................................................................................	(17,333)	(17,331)
Total long-term debt ..........................................................................................................................................................	$666,283	$463,752

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 26, 2016 and the year ended December 26, 2015 are presented in the following table:

	March 26,	December 26,
	2016	2015
Balance, beginning of period ...................................................................................................................................................	$542,194	$564,527
Decrease in redeemable noncontrolling interests due to
redemptions .....................................................................................................................................................................	(32,711)	(82,563)
Increase in redeemable noncontrolling interests due to business
acquisitions.......................................................................................................................................................................	9,552	18,936
Net income attributable to redeemable noncontrolling interests ......................................................................................................	10,708	43,588
Dividends declared ................................................................................................................................................................	(2,777)	(32,706)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests ......................................................................................................................................	973	(4,790)
Change in fair value of redeemable securities .............................................................................................................................	2,058	35,202
Balance, end of period ...........................................................................................................................................................	$529,997	$542,194

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	March 26,	December 26,
	2016	2015
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(9,400)	$(10,373)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(77)	$(76)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(191,481)	$(200,499)
Unrealized gain from foreign currency hedging activities ..........................................................................................	2,556	939
Unrealized investment loss .................................................................................................................................	(2)	(2)
Pension adjustment loss ....................................................................................................................................	(20,770)	(20,377)
Accumulated other comprehensive loss ...........................................................................................................	$(209,697)	$(219,939)

Total Accumulated other comprehensive loss ............................................................................................................	$(219,174)	$(230,388)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	March 26,	March 28,
	2016	2015
Net income ........................................................................................................................................................................	$124,533	$111,580

Foreign currency translation gain (loss) ...................................................................................................................................	9,990	(109,872)
Tax effect .........................................................................................................................................................................	-	-
Foreign currency translation gain (loss) ...................................................................................................................................	9,990	(109,872)

Unrealized gain (loss) from foreign currency hedging activities ....................................................................................................	2,168	(2,174)
Tax effect .........................................................................................................................................................................	(551)	286
Unrealized gain (loss) from foreign currency hedging activities ....................................................................................................	1,617	(1,888)

Unrealized investment gain ..................................................................................................................................................	-	-
Tax effect .........................................................................................................................................................................	-	-
Unrealized investment gain ..................................................................................................................................................	-	-

Pension adjustment gain (loss)...............................................................................................................................................	(492)	2,081
Tax effect .........................................................................................................................................................................	99	(632)
Pension adjustment gain (loss)...............................................................................................................................................	(393)	1,449
Comprehensive income .......................................................................................................................................................	$135,747	$1,269

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended March 26, 2016 and March 28, 2015, we recognized as a component of our comprehensive income, a foreign currency translation gain (loss) of $10.0 million and $(109.9) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the three months ended March 26, 2016 and three months ended March 28, 2015 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	March 26,	March 26,	December 26,	March 28,	March 28,	December 27,
Currency	2016	2016	2015	2015	2015	2014
British Pound ...............................................................................................................................................................................	$(14,772)	1.41	1.49	$(14,252)	1.49	1.56
Euro ..........................................................................................................................................................................................	11,170	1.12	1.10	(77,338)	1.09	1.22
Australian Dollar ..........................................................................................................................................................................	5,071	0.75	0.73	(7,487)	0.78	0.81
Canadian Dollar ..........................................................................................................................................................................	4,956	0.75	0.72	(6,711)	0.80	0.86
Brazilian Real..............................................................................................................................................................................	930	0.27	0.25	(3,100)	0.31	0.37
Swiss Franc..................................................................................................................................................................................	921	1.02	1.01	1,838	1.04	1.01
Polish Zloty .................................................................................................................................................................................	499	0.26	0.26	(2,065)	0.27	0.28
All other currencies .......................................................................................................................................................................	1,215			(757)
Total .......................................................................................................................................................................................	$9,990			$(109,872)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended
	March 26,	March 28,
	2016	2015
Comprehensive income (loss) attributable to
Henry Schein, Inc. ...................................................................................................................................................	$123,994	$(3,288)
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	72	196
Comprehensive income attributable to
Redeemable noncontrolling interests ...........................................................................................................................	11,681	4,361
Comprehensive income .................................................................................................................................................	$135,747	$1,269

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

Debt

The fair value of our debt as of March 26, 2016 and December 26, 2015 was estimated at $1,107.6 million and $809.7 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of March 26, 2016 and December 26, 2015:

	March 26, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$4,120	$-	$4,120
Total assets .....................................................................................................................................................................	$-	$4,120	$-	$4,120

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$1,489	$-	$1,489
Total liabilities ..................................................................................................................................................................	$-	$1,489	$-	$1,489

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$529,997	$529,997
*CS				*CE

	December 26, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$4,289	$-	$4,289
Total assets .....................................................................................................................................................................	$-	$4,289	$-	$4,289

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,477	$-	$2,477
Total liabilities ..................................................................................................................................................................	$-	$2,477	$-	$2,477

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$542,194	$542,194

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On March 23, 2016, we announced that we entered into a definitive agreement with J. Morita Corp. to expand our presence in Japan.  Following the closing of the transaction, we will own a 50% interest in One Piece Corp., a

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

subsidiary of J. Morita, one of the world's largest manufacturers and distributors of dental equipment and supplies. One Piece Corp. had aggregate sales in fiscal 2015 of approximately $125 million. The transaction is subject to customary closing conditions and is expected to close in the second quarter of 2016.

On February 3, 2016, we announced the completion of the acquisition of RxWorks, Inc., a leading provider of veterinary practice management software primarily to customers in Australia, New Zealand, the United Kingdom, the Netherlands and other countries around the world. The company had sales for the 12 months ended June 30, 2015 of approximately $7 million.

On January 12, 2016, we announced that our U.S. animal health business, Henry Schein Animal Health, completed the purchase of an 80.1% interest in Vetstreet, Inc., a leading software as a service (SaaS) provider of marketing solutions and health information analytics to veterinary practices and animal health product manufacturers. Vetstreet had sales in 2014 of approximately $43 million.

We completed certain other acquisitions during the three months ended March 26, 2016.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the three months ended March 26, 2016 and March 28, 2015, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

The total costs associated with the actions to complete this restructuring are now expected to be in the range of $46 million to $49 million pre-tax, of which $34.9 million pre-tax, was recorded in fiscal 2015 and $4.1 million pre-tax has been recorded in the quarter ended March 26, 2016.

On April 29, 2016, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $7 million to $10 million, consisting of $6 million to $9 million in employee severance pay and benefits and up to $1 million in facility costs, representing primarily lease termination and other facility closure related costs.  These actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

During the three months ended March 26, 2016 and March 28, 2015, we recorded restructuring costs of $4.1 million and $6.9 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 26, 2016 and during our 2015 fiscal year and the remaining accrued balance of restructuring costs as of March 26, 2016, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 27, 2014 ...............................................................................................................................................................	$120	$301	$-	$421
Provision ..........................................................................................................................................................................................	26,742	5,706	2,483	34,931
Payments and other adjustments ..........................................................................................................................................................	(17,759)	(3,856)	(1,672)	(23,287)
Balance, December 26, 2015 ...............................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision ..........................................................................................................................................................................................	2,597	1,196	265	4,058
Payments .........................................................................................................................................................................................	(5,168)	(828)	(467)	(6,463)
Balance, March 26, 2016 ....................................................................................................................................................................	$6,532	$2,519	$609	$9,660
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the three months ended March 26, 2016 and the 2015 fiscal year and the remaining accrued balance of restructuring costs as of March 26, 2016:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 27, 2014 ..................................................................................................................................................	$421	$-	$421
Provision ............................................................................................................................................................................	33,889	1,042	34,931
Payments and other adjustments ............................................................................................................................................	(22,248)	(1,039)	(23,287)
Balance, December 26, 2015 ..................................................................................................................................................	$12,062	$3	$12,065
Provision ............................................................................................................................................................................	3,855	203	4,058
Payments ...........................................................................................................................................................................	(6,269)	(194)	(6,463)
Balance, March 26, 2016 ......................................................................................................................................................	$9,648	$12	$9,660

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	March 26,	March 28,
	2016	2015
Basic ......................................................................................................................................................................................	81,568	83,230
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .............................................................................................................	1,171	1,485
Diluted ....................................................................................................................................................................................	82,739	84,715

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 10 – Income Taxes

For the three months ended March 26, 2016, our effective tax rate was 30.5% compared to 31.0% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

The total amount of unrecognized tax benefits as of March 26, 2016 was approximately $101.4 million, of which $80.6 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $16.6 million and $0.0, respectively, as of March 26, 2016.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  We do not expect this to have a significant effect on our consolidated financial position, liquidity or results of operations.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.  During the quarter ended March 26, 2016, we filed our protest with the Appellate Division. Our opening Appeals conference is scheduled during the quarter ending June 25, 2016.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $14.1 million ($9.8 million after-tax) and $8.5 million ($5.9 million after-tax) for the three months ended March 26, 2016 and March 28, 2015, respectively.

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

The Plans provide for adjustments to the performance-based restricted stock/units targets for significant events such as acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, changes in accounting principles or in applicable laws or regulations and certain foreign exchange fluctuations.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

Total unrecognized compensation cost related to non-vested awards as of March 26, 2016 was $108.8 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes stock option activity under the Plans during the three months ended March 26, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	385	$56.00
Granted ...............................................................................................................................................................................	-	-
Exercised .............................................................................................................................................................................	(120)	53.70
Forfeited ..............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	265	$57.03	1.6	$29,416

Options exercisable at end of period ..........................................................................................................................................	265	$57.03	1.6	$29,416

The following tables summarize the activity of our non-vested restricted stock/units for the three months ended March 26, 2016:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	775	$99.29
Granted .................................................................................................................................................................................	116	167.87
Vested ...................................................................................................................................................................................	(220)	74.94
Forfeited ................................................................................................................................................................................	(4)	115.43
Outstanding at end of period .....................................................................................................................................................	667	$119.16	$167.98

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	930	$91.33
Granted .................................................................................................................................................................................	193	158.11
Vested ...................................................................................................................................................................................	(200)	90.32
Forfeited ................................................................................................................................................................................	(3)	121.31
Outstanding at end of period .....................................................................................................................................................	920	$105.64	$167.98

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	March 26,	March 28,
	2016	2015
Interest..................................................................................................................................................................................	$7,109	$6,198
Income taxes..........................................................................................................................................................................	12,490	15,137

During the three months ended March 26, 2016 and March 28, 2015, we had $2.2 million and $(2.2) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

Note 14 – Legal Proceedings

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleges that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleges, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserts the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against the action.

Beginning in January 2016, class action complaints were filed against Patterson Companies, Inc., Benco Dental Supply Co. and Henry Schein, Inc.  Each of these complaints allege, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  Subject to certain exclusions, these classes seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants or Burkhart Dental Supply Co. since August 31, 2008.  Each class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against these actions.

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

As of March 26, 2016, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 84 years of experience distributing health care products.

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

According to the U.S. Census Bureau’s International Data Base, in 2015 there were more than six million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services.  By the year 2050, that number is projected to nearly triple to approximately 19 million.  The population aged 65 to 84 years is projected to increase over 65% during the same time period.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been interpreted.  As a result, while upholding the law generally, the United States Supreme Court has effectively made the Health Care Reform Law’s Medicaid expansion voluntary for each state.  There has been an effort by the political party in control of Congress to repeal some or all of the law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act, relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

The Federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs began to take effect in January 2015, subject to certain enforcement delays by the United States Food and Drug Administration (“FDA”).  For example, the FDA announced that in light of difficulties experienced by some dispensers in establishing electronic systems to handle required product tracing information, it delayed to March 1, 2016 its enforcement of certain track and trace requirements originally scheduled to apply to dispensers on July 1, 2015.  The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.  Also starting in January 2015, the DSCSA required manufacturers and wholesale distributors to have systems in place by which they can identify whether a product in their possession or control is a “suspect” or “illegitimate” product, and handle it accordingly.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the eventual creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  Beginning January 1, 2015, the DSCSA required wholesalers and 3PLs to submit annual reports to the FDA, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area.  Current state licensing requirements will likely remain in effect until the FDA issues new regulations as directed by the DSCSA.

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended March 26, 2016 and March 28, 2015 (in thousands):

	Three Months Ended
	March 26,	March 28,
	2016	2015
Operating results:
Net sales ..............................................................................................................................................................................	$2,712,956	$2,463,646
Cost of sales ........................................................................................................................................................................	1,933,651	1,750,251
Gross profit ......................................................................................................................................................................	779,305	713,395
Operating expenses:
Selling, general and administrative .......................................................................................................................................	599,053	545,166
Restructuring costs ............................................................................................................................................................	4,058	6,862
Operating income ..........................................................................................................................................................	$176,194	$161,367

Other expense, net .................................................................................................................................................................	$(642)	$(2,688)
Net income ..........................................................................................................................................................................	124,533	111,580
Net income attributable to Henry Schein, Inc. ............................................................................................................................	113,752	103,447

Cash flows:
Net cash used in operating activities .........................................................................................................................................	$(101,512)	$(26,654)
Net cash used in investing activities ..........................................................................................................................................	(70,996)	(30,315)
Net cash provided by financing activities ...................................................................................................................................	169,093	35,774

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

The total costs associated with the actions to complete this restructuring are now expected to be in the range of $46 million to $49 million pre-tax, of which $34.9 million pre-tax, was recorded in fiscal 2015 and $4.1 million pre-tax has been recorded in the quarter ended March 26, 2016.

On April 29, 2016, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $7 million to $10 million, consisting of $6 million to $9 million in employee severance pay and benefits and up to $1 million in facility costs, representing primarily lease termination and other facility closure related costs.  These actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

During the three months ended March 26, 2016 and March 28, 2015, we recorded restructuring costs of $4.1 million and $6.9 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended March 26, 2016 Compared to Three Months Ended March 28, 2015

Net Sales

Net sales for the three months ended March 26, 2016 and March 28, 2015 were as follows (in thousands):

		March 26,	% of	March 28,	% of	Increase
		2016	Total	2015	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$1,301,755	48.0%	$1,250,073	50.7%	$51,682	4.1%
	Animal health ...................................................................................................................................................................................	771,413	28.4	684,324	27.8	87,089	12.7
	Medical ..........................................................................................................................................................................................	538,117	19.9	443,533	18.0	94,584	21.3
	Total health care distribution ..............................................................................................................................................................	2,611,285	96.3	2,377,930	96.5	233,355	9.8
Technology and value-added services (2).......................................................................................................................................................		101,671	3.7	85,716	3.5	15,955	18.6
	Total .........................................................................................................................................................................................	$2,712,956	100.0%	$2,463,646	100.0%	$249,310	10.1

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

The $249.3 million, or 10.1%, increase in net sales for the three months ended March 26, 2016 includes an increase of 12.0% in local currency growth (9.3% increase in internally generated revenue and 2.7% growth from acquisitions) partially offset by a decrease of 1.9% related to foreign currency exchange.

The $51.7 million, or 4.1%, increase in dental net sales for the three months ended March 26, 2016 includes an increase of 6.1% in local currency growth (4.9% increase in internally generated revenue and 1.2% growth from acquisitions) offset by a decrease of 2.0% related to foreign currency exchange.  The 6.1% increase in local currency sales was due to dental consumable merchandise sales growth of 4.9% (3.5% increase in internally generated revenue and 1.4% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 10.7% (9.7% increase in internally generated revenue and 1.0% growth from acquisitions).

The $87.1 million, or 12.7%, increase in animal health net sales for the three months ended March 26, 2016 includes an increase of 15.6% in local currency growth (9.8% increase in internally generated revenue and 5.8% growth from acquisitions) partially offset by a decrease of 2.9% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 5.2%.

The $94.6 million, or 21.3%, increase in medical net sales for the three months ended March 26, 2016 includes an increase of 21.5% in local currency growth attributable to internally generated revenue, partially offset by a decrease of 0.2% related to foreign currency exchange.  The growth in internally generated medical revenue is affected by certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year under our strategic agreement with Cardinal Health.  When excluding the effects of this change, internally generated revenue grew by 10.8%.

The $16.0 million, or 18.6%, increase in technology and value-added services net sales for the three months ended March 26, 2016 includes an increase of 19.9% in local currency growth (7.5% increase in internally generated revenue and 12.4% growth from acquisitions) partially offset by a decrease of 1.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended March 26, 2016 and March 28, 2015 were as follows (in thousands):

	March 26,	Gross	March 28,	Gross	Increase
	2016	Margin %	2015	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$711,441	27.2%	$655,545	27.6%	$55,896	8.5%
Technology and value-added services .......................................................................................................................................................	67,864	66.7	57,850	67.5	10,014	17.3
Total .........................................................................................................................................................................................	$779,305	28.7	$713,395	29.0	$65,910	9.2

For the three months ended March 26, 2016, gross profit increased $65.9 million, or 9.2%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $55.9 million, or 8.5%, for the three months ended March 26, 2016 compared to the prior year period.  Health care distribution gross profit margin decreased to 27.2 % for the three months ended March 26, 2016 from 27.6 % for the comparable prior year period.  The overall decrease in our health care distribution gross profit margin reflects lower margins in our medical operating segment due to certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  Acquisitions accounted for $21.8 million of our gross profit increase within our health care distribution segment for the three months ended March 26, 2016 compared to the prior year period.  The remaining increase of $34.1 million in our health care distribution gross profit was attributable to a $43.5 million gross profit increase from an increase in internally generated revenue, partially offset by a $9.4 million gross profit decrease related to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $10.0 million, or 17.3%, for the three months ended March 26, 2016 compared to the prior year period.  Technology gross profit margin decreased to 66.7 % for the three months ended March 26, 2016 from 67.5 % for the comparable prior year period.  Acquisitions accounted for $5.8 million of our gross profit increase within our technology and value-added services segment for the three months ended March 26, 2016 compared to the prior year period. The remaining increase of $4.2 million in our technology and value-added services segment gross profit was primarily attributable to an increase in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended March 26, 2016 and March 28, 2015 were as follows (in thousands):

		% of		% of
	March 26,	Respective	March 28,	Respective	Increase
	2016	Net Sales	2015	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$559,485	21.4%	$512,546	21.6%	$46,939	9.2%
Technology and value-added services ......................................................................................................................................................	39,568	38.9	32,620	38.1	6,948	21.3
Total ........................................................................................................................................................................................	$599,053	22.1	$545,166	22.1	$53,887	9.9

Selling, general and administrative expenses increased $53.9 million, or 9.9%, to $599.1 million for the three months ended March 26, 2016 from the comparable prior year period.  The $46.9 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended March 26, 2016 as compared to the prior year period was attributable to $21.8 million of additional costs from acquired companies, and $25.1 million of additional operating costs. The $7.0 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended March 26, 2016 as compared to the prior year period was attributable to $4.4 million of additional costs from acquired companies and $2.6 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses remained consistent at 22.1%.

As a component of selling, general and administrative expenses, selling expenses increased $24.2 million, or 7.0%, to $367.9 million for the three months ended March 26, 2016 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.6% from 13.9% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $29.7 million, or 14.7%, to $231.2 million for the three months ended March 26, 2016 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.5% from 8.2% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended March 26, 2016  and March 28, 2015 was as follows (in thousands):

	March 26,	March 28,	Variance
	2016	2015	$	%
Interest income ........................................................................................................................................................................	$3,348	$3,455	$(107)	(3.1)%
Interest expense .......................................................................................................................................................................	(7,127)	(6,263)	(864)	(13.8)
Other, net ..............................................................................................................................................................................	3,137	120	3,017	2,514.2
Other expense, net .............................................................................................................................................................	$(642)	$(2,688)	$2,046	76.1

Other expense, net of $0.6 million for the three months ended March 26, 2016 changed by $2.0 million compared to other expense, net of $2.7 million for the three months ended March 28, 2015.  Interest income remained consistent with the comparable amount in the prior year period.  Interest expense increased $0.9 million primarily due to increased borrowings under our credit facilities.  Other, net increased by $3.0 million primarily due to investment proceeds received in 2016.

Income Taxes

For the three months ended March 26, 2016, our effective tax rate was 30.5% compared to 31.0% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income increased $13.0 million, or 11.6%, for the three months ended March 26, 2016, compared to the prior year period due to the factors noted above.

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

Net cash used in operating activities was $101.5 million for the three months ended March 26, 2016, compared to $26.7 million for the comparable prior year period.  The net change of $74.8 million was primarily attributable to changes in net working capital, partially offset by an increase in net income.

Net cash used in investing activities was $71.0 million for the three months ended March 26, 2016, compared to $30.3 million for the comparable prior year period.  The net change of $40.7 million was primarily due to an increase in payments for equity investments and business acquisitions.

Net cash provided by financing activities was $169.1 million for the three months ended March 26, 2016, compared to $35.8 million for the comparable prior year period.  The net change of $133.3 million was primarily due to increased net proceeds from debt, partially offset by an increase in acquisitions of noncontrolling interests in subsidiaries and an increase of repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	March 26,	December 26,
	2016	2015
Cash and cash equivalents ...........................................................................................................................................................	$71,614	$72,086
Working capital ..........................................................................................................................................................................	1,283,499	1,084,103

Debt:
Bank credit lines .....................................................................................................................................................................	$424,030	$328,631
Current maturities of long-term debt ...........................................................................................................................................	17,333	17,331
Long-term debt ......................................................................................................................................................................	666,283	463,752
Total debt .........................................................................................................................................................................	$1,107,646	$809,714

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 42.1 days as of March 26, 2016 from 41.2 days as of March 28, 2015.  During the three months ended March 26, 2016, we wrote off approximately $1.1 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.1 as of March 26, 2016 from 5.3 as of March 28, 2015.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of March 26, 2016 and December 26, 2015, the borrowings on this revolving credit facility were $90.0 million and $40.0 million, respectively.  As of March 26, 2016 and December 26, 2015, there were $11.8 million and $11.4 million of letters of credit, respectively, provided to third parties under the credit facility.

As of March 26, 2016 and December 26, 2015, we had various other short-term bank credit lines available, of which $334.0 million and $288.6 million, respectively, were outstanding.  At March 26, 2016 and December 26, 2015, borrowings under all of our credit lines had a weighted average interest rate of 1.29% and 1.21%, respectively.

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

The components of our private placement facility borrowings as of March 26, 2016 are presented in the following table (in thousands):

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	42,857	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
	$342,857

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018.  The borrowings outstanding under this securitization facility were $300.0 million and $90.0 million as of March 26, 2016 and December 26, 2015, respectively.  At March 26, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 55 basis points plus 75 basis points, for a combined rate of 1.30%.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	March 26,	December 26,
	2016	2015
Private placement facilities ..........................................................................................................................................................	$342,857	$350,000
U.S. trade accounts receivable securitization ...................................................................................................................................	300,000	90,000
Notes payable to banks at a weighted-average interest rate of 8.83% ..................................................................................................	-	5
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.18% to 5.07% .........................................................................................................................................................	38,217	38,215
Capital lease obligations payable through 2019 with interest rates
ranging from 0.95% to 10.68%	2,542	2,863
Total .......................................................................................................................................................................................	683,616	481,083
Less current maturities ................................................................................................................................................................	(17,333)	(17,331)
Total long-term debt ..........................................................................................................................................................	$666,283	$463,752

Stock Repurchases

From June 21, 2004 through March 26, 2016, we repurchased $1.8 billion, or 22,105,909 shares, under our common stock repurchase programs, with $300.0 million available as of March 26, 2016 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended March 26, 2016 and the year ended December 26, 2015 are presented in the following table:

	March 26,	December 26,
	2016	2015
Balance, beginning of period ..................................................................................................................................................	$542,194	$564,527
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(32,711)	(82,563)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	9,552	18,936
Net income attributable to redeemable noncontrolling interests .....................................................................................................	10,708	43,588
Dividends declared ...............................................................................................................................................................	(2,777)	(32,706)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	973	(4,790)
Change in fair value of redeemable securities ............................................................................................................................	2,058	35,202
Balance, end of period ..........................................................................................................................................................	$529,997	$542,194

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 26, 2015.

Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718).  ASU 2016-09 contains amended guidance for share-based payment accounting.  ASU 2016-09 requires that all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement in the reporting period in which the awards vest or are exercised.  Excess tax benefits should be classified in the statement of cash flows as an operating activity instead of a financing activity.  Within the statement of cash flows, cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.  Accounting for forfeitures can be accomplished via a policy election to either estimate the number of awards that are expected to vest or account for forfeitures at the time that they occur.  The threshold to qualify for equity accounting will be increased to permit withholding up to the maximum statutory tax rates in the applicable taxing jurisdictions.  The standard which requires the use of a modified retrospective transition approach will be effective for annual periods beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842).  ASU 2016-02 contains guidance on accounting for leases and requires that most lease assets and liabilities and the associated rights and obligations be recognized on the Company’s balance sheet.  ASU 2016-02 focuses on lease assets and lease liabilities by lessees classified as operating leases under previous GAAP.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.  ASU 2016-02 will require disclosures regarding the amount, timing and uncertainty of cash flows arising from leases.  The standard which requires the use of a modified retrospective approach will be effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 26, 2015.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of March 26, 2016 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 26, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleges that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleges, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserts the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against the action.

Beginning in January 2016, class action complaints were filed against Patterson Companies, Inc., Benco Dental Supply Co. and Henry Schein, Inc.  Each of these complaints allege, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  Subject to certain exclusions, these classes seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants or Burkhart Dental Supply Co. since August 31, 2008.  Each class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against these actions.

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

As of March 26, 2016, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 26, 2015.

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

As of March 26, 2016, we had repurchased approximately $1.8 billion of common stock (22,105,909 shares) under these initiatives, with $300.0 million available as of March 26, 2016 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended March 26, 2016:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
12/27/15 through 01/30/16	390,163	$149.65	390,163	2,255,914
01/31/16 through 02/27/16	274,235	151.73	274,235	1,790,886
02/28/16 through 03/26/16	-	-	-	1,786,088
	664,398		664,398

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

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

The total costs associated with the actions to complete this restructuring are now expected to be in the range of $46 million to $49 million pre-tax, of which $34.9 million pre-tax, was recorded in fiscal 2015 and $4.1 million pre-tax has been recorded in the quarter ended March 26, 2016.

On April 29, 2016, we estimated that the total remaining restructuring costs we expect to incur in connection with the restructuring activity to be $7 million to $10 million, consisting of $6 million to $9 million in employee severance pay and benefits and up to $1 million in facility costs, representing primarily lease termination and other facility closure related costs.  These actions will allow us to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

During the three months ended March 26, 2016 and March 28, 2015, we recorded restructuring costs of $4.1 million and $6.9 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

ITEM 6.  EXHIBITS

Exhibits.

10.1	Form of 2016 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+
10.2

Form of 2016 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.3

Form of 2016 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.4

Form of 2016 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.5

Form of 2016 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 22, 2015).**+

10.6

Amended and Restated Employment Agreement dated as of December 31, 2016, by and between Henry Schein, Inc. and Stanley M. Bergman.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.7

Form of Performance-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.8

Form of Time-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 7, 2016.)**

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2 32.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+ Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+

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

Dated: May 3, 2016