Form 10-Q
period 2016-08-04
HENRY SCHEIN INC
filed 2016-08-04
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2016

or

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

As of July 27, 2016, there were 81,796,216 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of June 25, 2016 and December 26, 2015 .....................................................................................	3

	Statements of Income for the three and six months ended
	June 25, 2016 and June 27, 2015 ...........................................................................................................................	4

	Statements of Comprehensive Income for the three and six months ended
	June 25, 2016 and June 27, 2015 ...........................................................................................................................	5

	Statement of Changes in Stockholders' Equity for the six months ended
	June 25, 2016 .........................................................................................................................................................	6

	Statements of Cash Flows for the six months ended
	June 25, 2016 and June 27, 2015 ...........................................................................................................................	7

	Notes to Consolidated Financial Statements ................................................................................................................	8

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ........................................................................................................	23

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk .....................................................................................	42

ITEM 4.	Controls and Procedures ...............................................................................................................................................	42

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings ..........................................................................................................................................................	43

ITEM 1A.	Risk Factors ...................................................................................................................................................................	44

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds ......................................................................................	44

ITEM 5.	Other Information .........................................................................................................................................................	45

ITEM 6.	Exhibits ..........................................................................................................................................................................	46

	Signature ........................................................................................................................................................................	47

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 25,	December 26,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$63,560	$72,086
Accounts receivable, net of reserves of $76,101 and $77,008 ................................................................................................................	1,296,225	1,229,816
Inventories, net .............................................................................................................................................................................	1,482,507	1,509,957
Deferred income taxes ...................................................................................................................................................................	57,642	58,159
Prepaid expenses and other .............................................................................................................................................................	377,657	361,082
Total current assets ................................................................................................................................................................	3,277,591	3,231,100
Property and equipment, net ...............................................................................................................................................................	320,098	318,476
Goodwill ..........................................................................................................................................................................................	1,954,584	1,907,593
Other intangibles, net .........................................................................................................................................................................	593,919	592,971
Investments and other .......................................................................................................................................................................	487,404	454,600
Total assets ..........................................................................................................................................................................	$6,633,596	$6,504,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$881,667	$1,005,798
Bank credit lines ...........................................................................................................................................................................	237,809	328,631
Current maturities of long-term debt .................................................................................................................................................	17,189	17,331
Accrued expenses:
Payroll and related ....................................................................................................................................................................	259,710	258,416
Taxes ......................................................................................................................................................................................	148,865	161,760
Other ......................................................................................................................................................................................	365,672	375,061
Total current liabilities ............................................................................................................................................................	1,910,912	2,146,997
Long-term debt .................................................................................................................................................................................	700,052	463,752
Deferred income taxes .......................................................................................................................................................................	248,308	252,862
Other liabilities ..................................................................................................................................................................................	250,018	212,121
Total liabilities ......................................................................................................................................................................	3,109,290	3,075,732

Redeemable noncontrolling interests .....................................................................................................................................................	568,693	542,194
Commitments and contingencies .........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
81,815,567 outstanding on June 25, 2016 and
82,415,320 outstanding on December 26, 2015 ..............................................................................................................................	818	824
Additional paid-in capital ...............................................................................................................................................................	151,056	207,374
Retained earnings ..........................................................................................................................................................................	3,010,456	2,895,997
Accumulated other comprehensive loss .............................................................................................................................................	(214,607)	(219,939)
Total Henry Schein, Inc. stockholders' equity .................................................................................................................................	2,947,723	2,884,256
Noncontrolling interests ..................................................................................................................................................................	7,890	2,558
Total stockholders' equity .......................................................................................................................................................	2,955,613	2,886,814
Total liabilities, redeemable noncontrolling interests and stockholders' equity .......................................................................................	$6,633,596	$6,504,740

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015

Net sales ....................................................................................................................................................................................	$2,872,630	$2,629,320	$5,585,586	$5,092,966
Cost of sales ...............................................................................................................................................................................	2,069,314	1,878,642	4,002,965	3,628,893
Gross profit ...........................................................................................................................................................................	803,316	750,678	1,582,621	1,464,073
Operating expenses:
Selling, general and administrative ................................................................................................................................................	602,256	560,426	1,201,309	1,105,592
Restructuring costs ....................................................................................................................................................................	20,383	7,222	24,441	14,084
Operating income ...................................................................................................................................................................	180,677	183,030	356,871	344,397
Other income (expense):
Interest income .........................................................................................................................................................................	3,556	3,257	6,904	6,712
Interest expense ........................................................................................................................................................................	(7,367)	(6,290)	(14,494)	(12,553)
Other, net .................................................................................................................................................................................	268	(177)	3,405	(57)
Income before taxes and equity in earnings
of affiliates .........................................................................................................................................................................	177,134	179,820	352,686	338,499
Income taxes ..............................................................................................................................................................................	(48,965)	(53,784)	(102,498)	(102,911)
Equity in earnings of affiliates .......................................................................................................................................................	4,929	3,572	7,443	5,600
Net income .................................................................................................................................................................................	133,098	129,608	257,631	241,188
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(13,001)	(11,680)	(23,782)	(19,813)
Net income attributable to Henry Schein, Inc. ...................................................................................................................................	$120,097	$117,928	$233,849	$221,375

Earnings per share attributable to Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$1.47	$1.42	$2.87	$2.66
Diluted ....................................................................................................................................................................................	$1.46	$1.40	$2.83	$2.62

Weighted-average common shares outstanding:
Basic ......................................................................................................................................................................................	81,458	83,053	81,516	83,139
Diluted ....................................................................................................................................................................................	82,394	84,249	82,565	84,433

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015

Net income .................................................................................................................................................................................	$133,098	$129,608	$257,631	$241,188

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)...........................................................................................................................................	(5,568)	35,725	4,422	(74,147)

Unrealized gain (loss) from foreign currency hedging
activities ................................................................................................................................................................................	12	1,234	1,629	(654)

Unrealized investment gain ..........................................................................................................................................................	-	2	-	2

Pension adjustment gain (loss)......................................................................................................................................................	194	(275)	(199)	1,174

Other comprehensive income (loss), net of tax ..................................................................................................................................	(5,362)	36,686	5,852	(73,625)
Comprehensive income .................................................................................................................................................................	127,736	166,294	263,483	167,563
Comprehensive income attributable to noncontrolling
interests:
Net income ............................................................................................................................................................................	(13,001)	(11,680)	(23,782)	(19,813)
Foreign currency translation loss (gain) ........................................................................................................................................	452	(556)	(520)	3,020
Comprehensive income attributable to noncontrolling
interests ............................................................................................................................................................................	(12,549)	(12,236)	(24,302)	(16,793)

Comprehensive income attributable to Henry Schein, Inc. ...................................................................................................................	$115,187	$154,058	$239,181	$150,770

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)
					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Loss	Interests	Equity
Balance, December 26, 2015 ..............................................................................................................................................................	82,415,320	$824	$207,374	$2,895,997	$(219,939)	$2,558	$2,886,814
Net income (excluding $23,420 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	233,849	-	362	234,211
Foreign currency translation gain (loss) (excluding gain of $528
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	3,902	(8)	3,894
Unrealized gain from foreign currency hedging activities
net of tax of $490 ....................................................................................................................................................................	-	-	-	-	1,629	-	1,629
Pension adjustment loss, net of tax benefit of $94..........................................................................................................................................	-	-	-	-	(199)	-	(199)
Dividends paid ..........................................................................................................................................................................	-	-	-	-	-	(207)	(207)
Initial noncontrolling interests and adjustments related to
business acquisitions ................................................................................................................................................................	-	-	-	-	-	5,175	5,175
Change in fair value of redeemable securities ..............................................................................................................................................	-	-	(47,870)	-	-	-	(47,870)
Other adjustments .......................................................................................................................................................................	-	-	(5)	-	-	10	5
Repurchase and retirement of common stock ...............................................................................................................................................	(1,000,942)	(10)	(37,609)	(119,390)	-	-	(157,009)
Stock issued upon exercise of stock options,
including tax benefit of $16,571 ......................................................................................................................................................	165,214	1	25,629	-	-	-	25,630
Stock-based compensation expense .......................................................................................................................................................	371,699	4	27,452	-	-	-	27,456
Shares withheld for payroll taxes .........................................................................................................................................................	(163,478)	(1)	(28,331)	-	-	-	(28,332)
Settlement of stock-based compensation awards ...........................................................................................................................................	27,754	-	4,416	-	-	-	4,416

Balance, June 25, 2016 ...................................................................................................................................................................	81,815,567	$818	$151,056	$3,010,456	$(214,607)	$7,890	$2,955,613

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 25,	June 27,
	2016	2015

Cash flows from operating activities:
Net income ......................................................................................................................................................................................	$257,631	$241,188
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ....................................................................................................................................................	83,398	76,175
Stock-based compensation expense .............................................................................................................................................	27,456	22,001
Provision for losses on trade and other accounts receivable ...............................................................................................................	790	2,290
Benefit from deferred income taxes ..............................................................................................................................................	(4,658)	(121)
Equity in earnings of affiliates .....................................................................................................................................................	(7,443)	(5,600)
Distributions from equity affiliates ...............................................................................................................................................	6,337	6,113
Changes in unrecognized tax benefits ...........................................................................................................................................	2,853	4,297
Other ......................................................................................................................................................................................	1,959	4,862
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(56,702)	(55,452)
Inventories ...........................................................................................................................................................................	34,395	(3,024)
Other current assets ...............................................................................................................................................................	(38,876)	(26,349)
Accounts payable and accrued expenses ...................................................................................................................................	(134,268)	(85,278)
Net cash provided by operating activities ...............................................................................................................................................	172,872	181,102

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(26,180)	(33,430)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(92,441)	(61,316)
Proceeds from sales of available-for-sale securities ..................................................................................................................................	-	20
Other ..............................................................................................................................................................................................	(1,765)	(3,179)
Net cash used in investing activities .......................................................................................................................................................	(120,386)	(97,905)

Cash flows from financing activities:
Repayments of bank borrowings ..........................................................................................................................................................	(97,479)	(49,989)
Proceeds from issuance of long-term debt ..............................................................................................................................................	244,000	125,000
Debt issuance costs ............................................................................................................................................................................	(233)	(150)
Principal payments for long-term debt ...................................................................................................................................................	(7,921)	(69,243)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	9,059	10,858
Payments for repurchases of common stock ..........................................................................................................................................	(157,009)	(113,207)
Excess tax benefits related to stock-based compensation .........................................................................................................................	-	2,932
Distributions to noncontrolling shareholders ...........................................................................................................................................	(20,160)	(14,681)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(35,632)	(8,257)
Net cash used in financing activities ......................................................................................................................................................	(65,375)	(116,737)

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	4,363	(8,866)
Net change in cash and cash equivalents ................................................................................................................................................	(8,526)	(42,406)
Cash and cash equivalents, beginning of period .......................................................................................................................................	72,086	89,474
Cash and cash equivalents, end of period ...............................................................................................................................................	$63,560	$47,068

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended June 25, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		June 25,	June 27,	June 25,	June 27,
		2016	2015	2016	2015
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$1,373,188	$1,320,743	$2,674,943	$2,570,816
	Animal health ...........................................................................................................................................................................	853,598	748,558	1,625,011	1,432,882
	Medical ...................................................................................................................................................................................	538,825	470,519	1,076,942	914,052
	Total health care distribution ..................................................................................................................................................	2,765,611	2,539,820	5,376,896	4,917,750
	Technology and value-added services (2)...........................................................................................................................................	107,019	89,500	208,690	175,216
	Total .......................................................................................................................................................................................	$2,872,630	$2,629,320	$5,585,586	$5,092,966
*CS					*CE

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
	services.

		Three Months Ended		Six Months Ended
		June 25,	June 27,	June 25,	June 27,
		2016	2015	2016	2015
Operating Income:
	Health care distribution ..................................................................................................................................................................	$150,351	$156,168	$298,452	$292,307
	Technology and value-added services ...............................................................................................................................................	30,326	26,862	58,419	52,090
	Total .......................................................................................................................................................................................	$180,677	$183,030	$356,871	$344,397

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of June 25, 2016 and December 26, 2015, the borrowings on this revolving credit facility were $0.0 million and $40.0 million, respectively.  As of June 25, 2016 and December 26, 2015, there were $13.4 million and $11.4 million of letters of credit, respectively, provided to third parties under the credit facility.

As of June 25, 2016 and December 26, 2015, we had various other short-term bank credit lines available, of which $237.8 million and $288.6 million, respectively, were outstanding.  At June 25, 2016 and December 26, 2015, borrowings under all of our credit lines had a weighted average interest rate of 1.36% and 1.21%, respectively.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into an additional agreement with one insurance company and amending our existing agreements with two insurance companies.  On September 22, 2014, we increased our available private placement facilities by $200 million to a total facility amount of $975 million, and extended the expiration date to September 22, 2017.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 22, 2017.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of June 25, 2016 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018, and on June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  The borrowings outstanding under this securitization facility were $334.0 million and $90.0 million as of June 25, 2016 and December 26, 2015, respectively.  At June 25, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 55 basis points plus 75 basis points, for a combined rate of 1.30%.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	June 25,	December 26,
	2016	2015
Private placement facilities ..........................................................................................................................................................	$342,857	$350,000
U.S. trade accounts receivable securitization ...................................................................................................................................	334,000	90,000
Notes payable to banks at a weighted-average interest rate of 8.83% ..................................................................................................	-	5
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates
ranging from 2.20% to 5.07%	37,888	38,215
Capital lease obligations payable through 2020 with interest rates
ranging from 0.95% to 16.90%	2,496	2,863
Total .......................................................................................................................................................................................	717,241	481,083
Less current maturities ................................................................................................................................................................	(17,189)	(17,331)
Total long-term debt ..........................................................................................................................................................	$700,052	$463,752

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 25, 2016 and the year ended December 26, 2015 are presented in the following table:

	June 25,	December 26,
	2016	2015
Balance, beginning of period ...................................................................................................................................................	$542,194	$564,527
Decrease in redeemable noncontrolling interests due to
redemptions .....................................................................................................................................................................	(35,632)	(82,563)
Increase in redeemable noncontrolling interests due to business
acquisitions.......................................................................................................................................................................	10,536	18,936
Net income attributable to redeemable noncontrolling interests ......................................................................................................	23,420	43,588
Dividends declared ................................................................................................................................................................	(20,223)	(32,706)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests ......................................................................................................................................	528	(4,790)
Change in fair value of redeemable securities .............................................................................................................................	47,870	35,202
Balance, end of period ...........................................................................................................................................................	$568,693	$542,194

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	June 25,	December 26,
	2016	2015
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(9,845)	$(10,373)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(84)	$(76)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(196,597)	$(200,499)
Unrealized gain from foreign currency hedging activities ..........................................................................................	2,568	939
Unrealized investment loss .................................................................................................................................	(2)	(2)
Pension adjustment loss ....................................................................................................................................	(20,576)	(20,377)
Accumulated other comprehensive loss ...........................................................................................................	$(214,607)	$(219,939)

Total Accumulated other comprehensive loss ............................................................................................................	$(224,536)	$(230,388)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Net income ........................................................................................................................................................................	$133,098	$129,608	$257,631	$241,188

Foreign currency translation gain (loss)....................................................................................................................................	(5,568)	35,725	4,422	(74,147)
Tax effect .........................................................................................................................................................................	-	-	-	-
Foreign currency translation gain (loss) ...................................................................................................................................	(5,568)	35,725	4,422	(74,147)

Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	(49)	1,353	2,119	(821)
Tax effect .........................................................................................................................................................................	61	(119)	(490)	167
Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	12	1,234	1,629	(654)

Unrealized investment gain ..................................................................................................................................................	-	2	-	2
Tax effect .........................................................................................................................................................................	-	-	-	-
Unrealized investment gain ..................................................................................................................................................	-	2	-	2

Pension adjustment gain (loss)...............................................................................................................................................	199	(369)	(293)	1,712
Tax effect .........................................................................................................................................................................	(5)	94	94	(538)
Pension adjustment gain (loss)...............................................................................................................................................	194	(275)	(199)	1,174
Comprehensive income .......................................................................................................................................................	$127,736	$166,294	$263,483	$167,563

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended June 25, 2016 and June 27, 2015, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $(5.6) million and $35.7 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  During the six months ended June 25, 2016 and June 27, 2015, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $4.4 million and $(74.1) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income (loss).  The foreign currency translation gain (loss) during the three and six months ended June 25, 2016 and June 27, 2015 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	June 25,	June 25,	March 26,	June 27,	June 27,	March 28,
Currency	2016	2016	2016	2015	2015	2015
Euro ..........................................................................................................................................................................................	$7	1.12	1.12	$17,698	1.12	1.09
British Pound ...............................................................................................................................................................................	(7,603)	1.38	1.41	14,145	1.57	1.49
Australian Dollar ..........................................................................................................................................................................	371	0.75	0.75	(4,318)	0.77	0.78
Canadian Dollar ..........................................................................................................................................................................	2,550	0.77	0.75	5,368	0.81	0.80
Polish Zloty .................................................................................................................................................................................	(2,115)	0.25	0.26	214	0.27	0.27
Swiss Franc .................................................................................................................................................................................	298	1.03	1.02	1,866	1.07	1.04
Brazilian Real..............................................................................................................................................................................	1,299	0.30	0.27	486	0.32	0.31
All other currencies .......................................................................................................................................................................	(375)			266
Total .......................................................................................................................................................................................	$(5,568)			$35,725

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Six			for the Six
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	June 25,	June 25,	December 26,	June 27,	June 27,	December 27,
Currency	2016	2016	2015	2015	2015	2014
Euro ..........................................................................................................................................................................................	$11,177	1.12	1.10	$(59,640)	1.12	1.22
British Pound ...............................................................................................................................................................................	(22,375)	1.38	1.49	(107)	1.57	1.56
Australian Dollar ..........................................................................................................................................................................	5,442	0.75	0.73	(11,805)	0.77	0.81
Canadian Dollar ..........................................................................................................................................................................	7,506	0.77	0.72	(1,343)	0.81	0.86
Polish Zloty .................................................................................................................................................................................	(1,616)	0.25	0.26	(1,851)	0.27	0.28
Swiss Franc .................................................................................................................................................................................	1,219	1.03	1.01	3,704	1.07	1.01
Brazilian Real..............................................................................................................................................................................	2,229	0.30	0.25	(2,614)	0.32	0.37
All other currencies .......................................................................................................................................................................	840			(491)
Total .......................................................................................................................................................................................	$4,422			$(74,147)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Comprehensive income attributable to
Henry Schein, Inc. ...................................................................................................................................................	$115,187	$154,058	$239,181	$150,770
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	282	189	354	385
Comprehensive income attributable to
Redeemable noncontrolling interests ...........................................................................................................................	12,267	12,047	23,948	16,408
Comprehensive income .................................................................................................................................................	$127,736	$166,294	$263,483	$167,563

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Debt

The fair value of our debt as of June 25, 2016 and December 26, 2015 was estimated at $955.1 million and $809.7 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of June 25, 2016 and December 26, 2015:

	June 25, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$4,392	$-	$4,392
Total assets .....................................................................................................................................................................	$-	$4,392	$-	$4,392

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$3,257	$-	$3,257
Total liabilities ..................................................................................................................................................................	$-	$3,257	$-	$3,257

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$568,693	$568,693
*CS				*CE

	December 26, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$4,289	$-	$4,289
Total assets .....................................................................................................................................................................	$-	$4,289	$-	$4,289

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,477	$-	$2,477
Total liabilities ..................................................................................................................................................................	$-	$2,477	$-	$2,477

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$542,194	$542,194

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain acquisitions during the six months ended June 25, 2016.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the six months ended June 25, 2016 and June 27, 2015, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative has included the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total costs associated with the actions to date for this restructuring include $34.9 million pre-tax, which was recorded in fiscal 2015 and $24.4 million pre-tax which has been recorded in the six months ended June 25, 2016.

On August 4, 2016, we announced that we plan to continue restructuring activities through the end of 2016 in order to further implement cost-saving initiatives.  We currently do not have an estimate of the additional restructuring costs to be incurred during the second half of 2016.   These actions will allow us to continue to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

During the three months ended June 25, 2016 and June 27, 2015, we recorded restructuring costs of $20.4 million and $7.2 million, respectively.  During the six months ended June 25, 2016 and June 27, 2015, we recorded restructuring costs of $24.4 million and $14.1 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 25, 2016 and during our 2015 fiscal year and the remaining accrued balance of restructuring costs as of June 25, 2016, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 27, 2014 ...............................................................................................................................................................	$120	$301	$-	$421
Provision ..........................................................................................................................................................................................	26,742	5,706	2,483	34,931
Payments and other adjustments ..........................................................................................................................................................	(17,759)	(3,856)	(1,672)	(23,287)
Balance, December 26, 2015 ...............................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision ..........................................................................................................................................................................................	20,852	2,460	1,129	24,441
Payments .........................................................................................................................................................................................	(11,153)	(1,915)	(1,575)	(14,643)
Balance, June 25, 2016 .......................................................................................................................................................................	$18,802	$2,696	$365	$21,863
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the six months ended June 25, 2016 and the 2015 fiscal year and the remaining accrued balance of restructuring costs as of June 25, 2016:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 27, 2014 ..................................................................................................................................................	$421	$-	$421
Provision ............................................................................................................................................................................	33,889	1,042	34,931
Payments and other adjustments ............................................................................................................................................	(22,248)	(1,039)	(23,287)
Balance, December 26, 2015 ..................................................................................................................................................	$12,062	$3	$12,065
Provision ............................................................................................................................................................................	23,638	803	24,441
Payments ...........................................................................................................................................................................	(14,187)	(456)	(14,643)
Balance, June 25, 2016 .........................................................................................................................................................	$21,513	$350	$21,863

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Basic .......................................................................................................................................................................................	81,458	83,053	81,516	83,139
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	936	1,196	1,049	1,294
Diluted ..................................................................................................................................................................................	82,394	84,249	82,565	84,433

Note 10 – Income Taxes

For the six months ended June 25, 2016, our effective tax rate was 29.1% compared to 30.4% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.  The 2016 effective tax rate was further affected by a proposed federal tax audit settlement, as discussed below, which reduced our income tax expense by approximately $4.5 million in the period.

The total amount of unrecognized tax benefits as of June 25, 2016 was approximately $101.4 million, of which $76.1 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $15.1 million and $0.0, respectively, as of June 25, 2016.

The tax years subject to examination by major tax jurisdictions include the years 2009 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.  During the quarter ended March 26, 2016, we filed our protest with the Appellate Division. The opening appeals conference was held on June 8, 2016 and a proposed settlement was reached.  On July 13, 2016, a joint status report was filed with the Tax Court indicating a basis for settlement has been reached on all of the issues in this case.  The proposed settlement is subject to documentation and review.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $13.3 million ($9.6 million after-tax) and $27.5 million ($19.5 million after-tax) for the three and six months ended June 25, 2016, respectively, and $13.5 million ($9.4 million after-tax) and $22.0 million ($15.3 million after-tax) for the three and six months ended June 27, 2015, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of June 25, 2016 was $108.2 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes stock option activity under the Plans during the six months ended June 25, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	385	$56.00
Granted ...............................................................................................................................................................................	-	-
Exercised .............................................................................................................................................................................	(166)	54.87
Forfeited ..............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	219	$56.85	1.4	$24,991

Options exercisable at end of period ..........................................................................................................................................	219	$56.85	1.4	$24,991

The following tables summarize the activity of our non-vested restricted stock/units for the six months ended June 25, 2016:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	775	$99.29
Granted .................................................................................................................................................................................	156	169.10
Vested ...................................................................................................................................................................................	(228)	74.46
Forfeited ................................................................................................................................................................................	(21)	120.80
Outstanding at end of period .....................................................................................................................................................	682	$122.88	$170.87

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	930	$91.33
Granted .................................................................................................................................................................................	221	161.00
Vested ...................................................................................................................................................................................	(212)	90.39
Forfeited ................................................................................................................................................................................	(19)	135.64
Outstanding at end of period .....................................................................................................................................................	920	$107.59	$170.87

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	June 25,	June 27,
	2016	2015
Interest..................................................................................................................................................................................	$13,644	$11,596
Income taxes..........................................................................................................................................................................	99,558	93,936

During the six months ended June 25, 2016 and June 27, 2015, we had $2.1 million and $(0.8) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

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

As of June 25, 2016, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with political and economic uncertainty arising from the outcome of the referendum on the membership of the United Kingdom in the European Union; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; increased competition by third-party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

We are headquartered in Melville, New York, employ more than 19,000 people (of which more than 8,500 are based outside the United States) and have operations or affiliates in 33 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

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

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services.  Also, many of these laws and regulations are subject to change and may impact our financial performance.  In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust, data privacy, data security and other laws and regulations.  Failure to comply with law or regulations could have a material adverse effect on our business.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented, and Congress and the Republican candidate for President will support repeal.  The uncertain status of the Health Care Reform Law affects our ability to plan.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act, relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a penalty of up to $11,000 per claim.  In accordance with the provisions of the Bipartisan Budget Act of 2015, which required federal agencies to update civil monetary penalties within their jurisdiction by August 1, 2016, the Department of Justice published an interim final rule on June 30, 2016, which provided that civil penalties assessed after August 1, 2016 were to be increased from $11,000 per claim to $21,563.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

The Federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), will be phased in over 10 years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs began to take effect in January 2015, and continue to be implemented.  The DSCSA product tracing requirements replace the former United States Food and Drug Administration (“FDA”) drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require the FDA to promulgate regulations to implement a Unique Device Identification System.  The FDA issued a final rule on September 24, 2013 implementing the Unique Device Identification System, requiring “labelers,” to develop and include unique device identifiers (“UDIs”) on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  Labelers are entities that cause a device’s label to be applied or modified, without any subsequent replacement or modification.  Typically, these entities are device manufacturers, but may also be specification developers, single-use device reprocessors, convenience kit assemblers, repackagers and relabelers.  For Class I medical devices, a Universal Product Code may take the place of a UDI on the device’s label.  Class I devices exempt from the Quality System Regulation are exempt from UDI requirements.

The UDI final rule prescribes the content and format of the UDI.  The rule also requires the submission of certain information concerning UDI-labeled devices to an FDA database, the Global Unique Device Identification Database.  Additional FDA UDI guidance has subsequently been issued, and the FDA’s UDI regulations are being phased in over seven years from the rule’s promulgation in September 2013, beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  The compliance date for Class II medical devices is September 24, 2016.

Violations of the UDI regulations, including failure to include a UDI on a device’s label after the compliance date for the device class, result in the misbranding of the device.  The FDCA makes it unlawful to introduce or deliver for introduction into interstate commerce a misbranded device.  It is also unlawful to cause a device to become misbranded.

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

Federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified electronic health record technology (“EHR”) in accordance with applicable requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services.  Generally, initial (“Stage 1”) standards addressed criteria for periods beginning in 2011, and more demanding “Stage 2” standards addressed criteria for periods beginning in 2014.  On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, establish the more challenging “Stage 3” criteria, make certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalize 2015 edition health information technology (HIT) certification criteria (which is now added to the existing 2014 edition HIT certification criteria, but not required until 2018).  Under these rules, compliance with Stage 3 standards will be optional for providers in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for the 2018 reporting period.  Developers and others involved in the manufacture of EHR program technology will have this interim period to develop and certify products, and work with customers to implement products for the 2018 EHR program period.

  The use of certified EHR technology will continue under the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, which modifies certain Medicare payments to “eligible professionals,” including physicians and other practitioners.  MACRA, among other things, establishes the Merit-Based Incentive Payment System (“MIPS”), which generally will consolidate the physician quality reporting system, the value‑based payment modifier, and the Medicare EHR program into a single program in which Medicare reimbursement to eligible professionals will take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  In connection with this, Medicare EHR program payment adjustments to eligible professionals will sunset at the end of 2018, and MIPS payment adjustments will begin on January 1, 2019.

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs.  Accordingly, we must maintain compliance with, and are affected by, these changing governmental criteria.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended June 25, 2016 and June 27, 2015 and cash flows for the six months ended June 25, 2016 and June 27, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 25,	June 27,	June 25,	June 27,
	2016	2015	2016	2015
Operating results:
Net sales ..............................................................................................................................................................................	$2,872,630	$2,629,320	$5,585,586	$5,092,966
Cost of sales ........................................................................................................................................................................	2,069,314	1,878,642	4,002,965	3,628,893
Gross profit ......................................................................................................................................................................	803,316	750,678	1,582,621	1,464,073
Operating expenses:
Selling, general and administrative .......................................................................................................................................	602,256	560,426	1,201,309	1,105,592
Restructuring costs ............................................................................................................................................................	20,383	7,222	24,441	14,084
Operating income ..........................................................................................................................................................	$180,677	$183,030	$356,871	$344,397

Other expense, net .................................................................................................................................................................	$(3,543)	$(3,210)	$(4,185)	$(5,898)
Net income ..........................................................................................................................................................................	133,098	129,608	257,631	241,188
Net income attributable to Henry Schein, Inc. ............................................................................................................................	120,097	117,928	233,849	221,375

Cash flows:
Net cash provided by operating activities ...............................................................................................................................................			$172,872	$181,102
Net cash used in investing activities .......................................................................................................................................................			(120,386)	(97,905)
Net cash used in financing activities ......................................................................................................................................................			(65,375)	(116,737)

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative has included the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total costs associated with the actions to date for this restructuring include $34.9 million pre-tax, which was recorded in fiscal 2015 and $24.4 million pre-tax which has been recorded in the six months ended June 25, 2016.

On August 4, 2016, we announced that we plan to continue restructuring activities through the end of 2016 in order to further implement cost-saving initiatives.  We currently do not have an estimate of the additional restructuring costs to be incurred during the second half of 2016.   These actions will allow us to continue to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

During the six months ended June 25, 2016 and June 27, 2015, we recorded restructuring costs of $24.4 million and $14.1 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended June 25, 2016 Compared to Three Months Ended June 27, 2015

Net Sales

Net sales for the three months ended June 25, 2016 and June 27, 2015 were as follows (in thousands):

		June 25,	% of	June 27,	% of	Increase
		2016	Total	2015	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$1,373,188	47.8%	$1,320,743	50.2%	$52,445	4.0%
	Animal health ...................................................................................................................................................................................	853,598	29.7	748,558	28.5	105,040	14.0
	Medical ..........................................................................................................................................................................................	538,825	18.8	470,519	17.9	68,306	14.5
	Total health care distribution ..............................................................................................................................................................	2,765,611	96.3	2,539,820	96.6	225,791	8.9
Technology and value-added services (2).......................................................................................................................................................		107,019	3.7	89,500	3.4	17,519	19.6
	Total .........................................................................................................................................................................................	$2,872,630	100.0%	$2,629,320	100.0%	$243,310	9.3

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
	services.

The $243.3 million, or 9.3%, increase in net sales for the three months ended June 25, 2016 includes an increase of 9.7% in local currency growth (7.6% increase in internally generated revenue and 2.1% growth from acquisitions) partially offset by a decrease of 0.4% related to foreign currency exchange.

The $52.4 million, or 4.0%, increase in dental net sales for the three months ended June 25, 2016 includes an increase of 4.1% in local currency growth (2.8% increase in internally generated revenue and 1.3% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.  The 4.1% increase in local currency sales was due to dental consumable merchandise sales growth of 4.2% (2.8% increase in internally generated revenue and 1.4% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 3.8% (2.9% increase in internally generated revenue and 0.9% growth from acquisitions).

The $105.0 million, or 14.0%, increase in animal health net sales for the three months ended June 25, 2016 includes an increase of 15.2% in local currency growth (11.8% increase in internally generated revenue and 3.4% growth from acquisitions) partially offset by a decrease of 1.2% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 8.2%.

The $68.3 million, or 14.5%, increase in medical net sales for the three months ended June 25, 2016 includes an increase of 14.5% in local currency growth attributable to internally generated revenue.  The growth in internally generated medical revenue is affected by certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 10.1%.

The $17.5 million, or 19.6%, increase in technology and value-added services net sales for the three months ended June 25, 2016 includes an increase of 20.4% in local currency growth (8.1% increase in internally generated revenue and 12.3% growth from acquisitions) partially offset by a decrease of 0.8% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended June 25, 2016 and June 27, 2015 were as follows (in thousands):

	June 25,	Gross	June 27,	Gross	Increase
	2016	Margin %	2015	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$732,561	26.5%	$689,648	27.2%	$42,913	6.2%
Technology and value-added services .......................................................................................................................................................	70,755	66.1	61,030	68.2	9,725	15.9
Total .........................................................................................................................................................................................	$803,316	28.0	$750,678	28.6	$52,638	7.0

For the three months ended June 25, 2016, gross profit increased $52.6 million, or 7.0%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $42.9 million, or 6.2%, for the three months ended June 25, 2016 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.5% for the three months ended June 25, 2016 from 27.2% for the comparable prior year period.  The overall decrease in our health care distribution gross profit margin reflects lower margins in our medical operating segment due to certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  Acquisitions accounted for $16.6 million of our gross profit increase within our health care distribution segment for the three months ended June 25, 2016 compared to the prior year period.  The remaining increase of $26.3 million in our health care distribution gross profit was attributable to a $41.0 million gross profit increase from an increase in internally generated revenue, partially offset by a $14.7 million gross profit decrease related to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $9.7 million, or 15.9%, for the three months ended June 25, 2016 compared to the prior year period.  Technology gross profit margin decreased to 66.1% for the three months ended June 25, 2016 from 68.2% for the comparable prior year period.  Acquisitions accounted for $5.6 million of our gross profit increase within our technology and value-added services segment for the three months ended June 25, 2016 compared to the prior year period. The remaining increase of $4.1 million in our technology and value-added services segment gross profit was primarily attributable to an increase in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended June 25, 2016 and June 27, 2015 were as follows (in thousands):

		% of		% of
	June 25,	Respective	June 27,	Respective	Increase
	2016	Net Sales	2015	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$562,428	20.3%	$527,236	20.8%	$35,192	6.7%
Technology and value-added services ......................................................................................................................................................	39,828	37.2	33,190	37.1	6,638	20.0
Total ........................................................................................................................................................................................	$602,256	21.0	$560,426	21.3	$41,830	7.5

Selling, general and administrative expenses increased $41.8 million, or 7.5%, to $602.3 million for the three months ended June 25, 2016 from the comparable prior year period.  The $35.2 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended June 25, 2016 as compared to the prior year period was attributable to $14.4 million of additional costs from acquired companies, and $20.8 million of additional operating costs. The $6.6 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended June 25, 2016 as compared to the prior year period was attributable to $3.7 million of additional costs from acquired companies and $2.9 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.0% as compared to 21.3% in the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $29.3 million, or 8.5%, to $373.4 million for the three months ended June 25, 2016 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.0% from 13.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $12.5 million, or 5.8%, to $228.9 million for the three months ended June 25, 2016 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 8.0% from 8.2% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended June 25, 2016  and June 27, 2015 was as follows (in thousands):

	June 25,	June 27,	Variance
	2016	2015	$	%
Interest income ........................................................................................................................................................................	$3,556	$3,257	$299	9.2%
Interest expense .......................................................................................................................................................................	(7,367)	(6,290)	(1,077)	(17.1)
Other, net ..............................................................................................................................................................................	268	(177)	445	251.4
Other expense, net .............................................................................................................................................................	$(3,543)	$(3,210)	$(333)	(10.4)

Other expense, net increased by $0.3 million for the three months ended June 25, 2016 compared to the prior year period.  Interest income increased primarily due to increased late fee income.  Interest expense increased due to additional borrowings under our bank credit lines.

Income Taxes

For the three months ended June 25, 2016, our effective tax rate was 27.6% compared to 29.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.  The 2016 effective tax rate was further affected by a proposed federal tax audit settlement which reduced our income tax expense by approximately $4.5 million in the period.

Net Income

Net income increased $3.5 million, or 2.7%, for the three months ended June 25, 2016, compared to the prior year period due to the factors noted above.

Six Months Ended June 25, 2016 Compared to Six Months Ended June 27, 2015

Net Sales

Net sales for the six months ended June 25, 2016 and June 27, 2015 were as follows (in thousands):

		June 25,	% of	June 27,	% of	Increase/(Decrease)
		2016	Total	2015	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$2,674,943	47.9%	$2,570,816	50.5%	$104,127	4.1%
	Animal health ...................................................................................................................................................................................	1,625,011	29.1	1,432,882	28.1	192,129	13.4
	Medical ..........................................................................................................................................................................................	1,076,942	19.3	914,052	18.0	162,890	17.8
	Total health care distribution ..............................................................................................................................................................	5,376,896	96.3	4,917,750	96.6	459,146	9.3
Technology and value-added services (2).......................................................................................................................................................		208,690	3.7	175,216	3.4	33,474	19.1
	Total .........................................................................................................................................................................................	$5,585,586	100.0%	$5,092,966	100.0%	$492,620	9.7

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
	services.

The $492.6 million, or 9.7%, increase in net sales for the six months ended June 25, 2016 includes an increase of 10.8% in local currency growth (8.4% increase in internally generated revenue and 2.4% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange.

The $104.1 million, or 4.1%, increase in dental net sales for the six months ended June 25, 2016 includes an increase of 5.1% in local currency growth (3.8% increase in internally generated revenue and 1.3% growth from acquisitions) partially offset by a decrease of 1.0% related to foreign currency exchange.  The 5.1% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 7.1% (6.1% increase in internally generated revenue and 1.0% growth from acquisitions) and dental consumable merchandise sales growth of 4.5% (3.1% increase in internally generated revenue and 1.4% growth from acquisitions).

The $192.1 million, or 13.4%, increase in animal health net sales for the six months ended June 25, 2016 includes an increase of 15.4% in local currency growth (10.9% internally generated revenue and 4.5% growth from acquisitions) partially offset by a decrease of 2.0% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.8%.

The $162.9 million, or 17.8%, increase in medical net sales for the six months ended June 25, 2016 includes an increase of 17.9% in local currency growth attributable to internally generated revenue.  The growth in internally generated medical revenue is affected by certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 10.5%.

The $33.5 million, or 19.1%, increase in technology and value-added services net sales for the six months ended June 25, 2016 includes an increase of 20.2% in local currency growth (7.8% internally generated revenue and 12.4% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended June 25, 2016 and June 27, 2015 were as follows (in thousands):

	June 25,	Gross	June 27,	Gross	Increase
	2016	Margin %	2015	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$1,444,002	26.9%	$1,345,193	27.4%	$98,809	7.3%
Technology and value-added services .......................................................................................................................................................	138,619	66.4	118,880	67.8	19,739	16.6
Total .........................................................................................................................................................................................	$1,582,621	28.3	$1,464,073	28.7	$118,548	8.1

For the six months ended June 25, 2016, gross profit increased $118.5 million, or 8.1%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $98.8 million, or 7.3%, for the six months ended June 25, 2016 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.9% for the six months ended June 25, 2016 from 27.4% for the comparable prior year period.  The overall decrease in our health care distribution gross profit margin reflects lower margins in our medical operating segment due to certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  Acquisitions accounted for $38.3 million of our gross profit increase within our health care distribution segment for the six months ended June 25, 2016 compared to the prior year period.  The remaining increase of $60.5 million in our health care distribution segment gross profit was attributable to a $84.3 million gross profit increase related to an increase in internally generated revenue, partially offset by a $23.8 million decline in gross profit due primarily to the effects of foreign exchange on revenues and the decrease in the gross margin rates.

Technology and value-added services gross profit increased $19.7 million, or 16.6%, for the six months ended June 25, 2016 compared to the prior year period.  Technology gross profit margin decreased to 66.4% for the six months ended June 25, 2016 from 67.8% for the comparable prior year period.  Acquisitions accounted for $11.4 million of our gross profit increase within our technology and value-added services segment for the six months ended June 25, 2016 compared to the prior year period. The remaining increase of $8.3 million in our technology and value-added services segment gross profit was primarily attributable to an increase from in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended June 25, 2016 and June 27, 2015 were as follows (in thousands):

		% of		% of
	June 25,	Respective	June 27,	Respective	Increase
	2016	Net Sales	2015	Net Sales	$	%
Health care distribution ........................................................................................................................................................................	$1,121,912	20.9%	$1,039,782	21.1%	$82,130	7.9%
Technology and value-added services .......................................................................................................................................................	79,397	38.0	65,810	37.6	13,587	20.6
Total .........................................................................................................................................................................................	$1,201,309	21.5	$1,105,592	21.7	$95,717	8.7

Selling, general and administrative expenses increased $95.7 million, or 8.7%, to $1,201.3 million for the six months ended June 25, 2016 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.5% compared to 21.7% for the comparable prior year period.  The $82.1 million increase in selling, general and administrative expenses within our health care distribution segment for the six months ended June 25, 2016 as compared to the prior year period was attributable to $35.8 million of additional costs from acquired companies, and $46.3 million of additional operating costs.  The $13.6 million increase in selling, general and administrative expenses within our technology and value-added services segment for the six months ended June 25, 2016 as compared to the prior year period was attributable to $8.0 million of additional costs from acquired companies and $5.6 million of additional operating costs.

As a component of selling, general and administrative expenses, selling expenses increased $53.5 million, or 7.8%, to $741.3 million for the six months ended June 25, 2016 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.3% as compared to 13.5% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $42.2 million, or 10.1%, to $460.0 million for the six months ended June 25, 2016 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses remained consistent at 8.2% compared to the comparable prior year period.

Other Expense, Net

Other expense, net, for the six months ended June 25, 2016  and June 27, 2015 was as follows (in thousands):

	June 25,	June 27,	Variance
	2016	2015	$	%
Interest income ........................................................................................................................................................................	$6,904	$6,712	$192	2.9%
Interest expense .......................................................................................................................................................................	(14,494)	(12,553)	(1,941)	(15.5)
Other, net ..............................................................................................................................................................................	3,405	(57)	3,462	6,073.7
Other expense, net .............................................................................................................................................................	$(4,185)	$(5,898)	$1,713	29.0

Other expense, net decreased by $1.7 million for the six months ended June 25, 2016 compared to the comparable prior year period.  Interest income increased by $0.2 million and is consistent with the comparable period for the prior year.  Interest expense increased by $1.9 million primarily due to increased borrowings under our bank credit lines.  Other, net increased by $3.5 million primarily due to investment proceeds received in the first quarter of 2016.

Income Taxes

For the six months ended June 25, 2016, our effective tax rate was 29.1% compared to 30.4% for the prior year period.  The difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes and interest expense.  The 2016 effective tax rate was further affected by a proposed federal tax audit settlement which reduced our income tax expense by approximately $4.5 million in the period.

Net Income

Net income increased $16.4 million, or 6.8%, for the six months ended June 25, 2016, compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $172.9 million for the six months ended June 25, 2016, compared to $181.1 million for the comparable prior year period.  The net change of $8.2 million was primarily attributable to changes in net working capital, partially offset by an increase in net income.

Net cash used in investing activities was $120.4 million for the six months ended June 25, 2016, compared to $97.9 million for the comparable prior year period.  The net change of $22.5 million was primarily due to an increase in payments for equity investments and business acquisitions.

Net cash used in financing activities was $65.4 million for the six months ended June 25, 2016, compared to $116.7 million for the comparable prior year period.  The net change of $51.3 million was primarily due to increased net proceeds from debt, partially offset by an increase in acquisitions of noncontrolling interests in subsidiaries and an increase of repurchases of common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	June 25,	December 26,
	2016	2015
Cash and cash equivalents ...........................................................................................................................................................	$63,560	$72,086
Working capital ..........................................................................................................................................................................	1,366,679	1,084,103

Debt:
Bank credit lines .....................................................................................................................................................................	$237,809	$328,631
Current maturities of long-term debt ...........................................................................................................................................	17,189	17,331
Long-term debt ......................................................................................................................................................................	700,052	463,752
Total debt .........................................................................................................................................................................	$955,050	$809,714

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 41.4 days as of June 25, 2016 from 40.5 days as of June 27, 2015.  During the six months ended June 25, 2016, we wrote off approximately $2.4 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.3 as of June 25, 2016 from 5.5 as of June 27, 2015.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of June 25, 2016 and December 26, 2015, the borrowings on this revolving credit facility were $0.0 million and $40.0 million, respectively.  As of June 25, 2016 and December 26, 2015, there were $13.4 million and $11.4 million of letters of credit, respectively, provided to third parties under the credit facility.

As of June 25, 2016 and December 26, 2015, we had various other short-term bank credit lines available, of which $237.8 million and $288.6 million, respectively, were outstanding.  At June 25, 2016 and December 26, 2015, borrowings under all of our credit lines had a weighted average interest rate of 1.36% and 1.21%, respectively.

Private Placement Facilities

On August 10, 2010, we entered into $400 million private placement facilities with two insurance companies.  On April 30, 2012, we increased our available credit facilities by $375 million by entering into an additional agreement with one insurance company and amending our existing agreements with two insurance companies.  On September 22, 2014, we increased our available private placement facilities by $200 million to a total facility amount of $975 million, and extended the expiration date to September 22, 2017.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 22, 2017.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of June 25, 2016 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018, and on June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  The borrowings outstanding under this securitization facility were $334.0 million and $90.0 million as of June 25, 2016 and December 26, 2015, respectively.  At June 25, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 55 basis points plus 75 basis points, for a combined rate of 1.30%.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	June 25,	December 26,
	2016	2015
Private placement facilities ..........................................................................................................................................................	$342,857	$350,000
U.S. trade accounts receivable securitization ...................................................................................................................................	334,000	90,000
Notes payable to banks at a weighted-average interest rate of 8.83% ..................................................................................................	-	5
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates ranging
from 2.20% to 5.07%	37,888	38,215
Capital lease obligations payable through 2020 with interest rates
ranging from 0.95% to 16.90%	2,496	2,863
Total .......................................................................................................................................................................................	717,241	481,083
Less current maturities ................................................................................................................................................................	(17,189)	(17,331)
Total long-term debt ..........................................................................................................................................................	$700,052	$463,752

Stock Repurchases

From June 21, 2004 through June 25, 2016, we repurchased $1.9 billion, or 22,442,453 shares, under our common stock repurchase programs, with $243.0 million available as of June 25, 2016 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended June 25, 2016 and the year ended December 26, 2015 are presented in the following table:

	June 25,	December 26,
	2016	2015
Balance, beginning of period ..................................................................................................................................................	$542,194	$564,527
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(35,632)	(82,563)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	10,536	18,936
Net income attributable to redeemable noncontrolling interests .....................................................................................................	23,420	43,588
Dividends declared ...............................................................................................................................................................	(20,223)	(32,706)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	528	(4,790)
Change in fair value of redeemable securities ............................................................................................................................	47,870	35,202
Balance, end of period ..........................................................................................................................................................	$568,693	$542,194

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of June 25, 2016 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 25, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 25, 2016, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 26, 2015, except as follows.

Political and economic uncertainty arising from the United Kingdom’s vote to leave the European Union could have a material adverse effect on our business.

On June 23, 2016, the United Kingdom voted to leave the European Union.  The U.K.’s voluntary exit from the European Union, generally referred to as “Brexit,” triggered short-term financial volatility.   Brexit also resulted in significant volatility in currency exchange rate fluctuations, which has resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business.  A process of negotiation will be required to determine the future terms of the U.K.’s relationship with the European Union, and the uncertainty before, during and after the period of negotiation could result in further volatility in global financial markets.  It is possible that there will be greater restrictions on imports and exports between the U.K. and European Union countries and increased regulatory and tax complexities.  Political and economic uncertainty resulting from Brexit and any other similar referenda could cause disruptions to, and create uncertainty surrounding, our business, including affecting our relationships with existing and potential customers, suppliers and employees.  These changes could have a material adverse effect on our business.  During 2015, approximately 8% of our consolidated net sales were invoiced to customers in the U.K. and approximately 27% of our consolidated net sales were invoiced to customers in Europe overall (including the U.K.).

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

As of June 25, 2016, we had repurchased approximately $1.9 billion of common stock (22,442,453 shares) under these initiatives, with $243.0 million available as of June 25, 2016 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended June 25, 2016:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
03/27/16 through 04/23/16	-	$-	-	1,756,290
04/24/16 through 05/28/16	336,544	169.41	336,544	1,398,244
05/29/16 through 06/25/16	-	-	-	1,422,220
	336,544		336,544

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 5.  OTHER INFORMATION

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative has included the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  The total costs associated with the actions to date for this restructuring include $34.9 million pre-tax, which was recorded in fiscal 2015 and $24.4 million pre-tax which has been recorded in the six months ended June 25, 2016.

On August 4, 2016, we announced that we plan to continue restructuring activities through the end of 2016 in order to further implement cost-saving initiatives.  We currently do not have an estimate of the additional restructuring costs to be incurred during the second half of 2016.   These actions will allow us to continue to execute on our plan to reduce our cost structure to fund new initiatives to drive future growth under our 2015 – 2017 strategic planning cycle.

During the three months ended June 25, 2016 and June 27, 2015, we recorded restructuring costs of $20.4 million and $7.2 million, respectively.  During the six months ended June 25, 2016 and June 27, 2015, we recorded restructuring costs of $24.4 million and $14.1 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

ITEM 6.  EXHIBITS

Exhibits.

10.1

Amendment No. 2 to Receivables Purchase Agreement, dated as of April 17, 2015, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto.+

10.2

Amendment No. 3 to Receivables Purchase Agreement, dated as of June 1, 2016, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto.+

10.3	Change in Control Agreement dated May 17, 2016 between us and Karen Prange.**+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
101.INS	XBRL Instance Document+
101.SCH	XBRL Taxonomy Extension Schema Document+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document+
101.DEF	XBRL Taxonomy Definition Linkbase Document+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document+

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

Dated: August 4, 2016