Form 10-Q
period 2016-11-02
HENRY SCHEIN INC
filed 2016-11-02
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2016

or

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

As of October 24, 2016,  there were 80,490,951 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX

		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of September 24, 2016 and December 26, 2015 ............................................................................	3

	Statements of Income for the three and nine months ended
	September 24, 2016 and September 26, 2015 .......................................................................................................	4

	Statements of Comprehensive Income for the three and nine months ended
	September 24, 2016 and September 26, 2015 ........................................................................................................	5

	Statement of Changes in Stockholders' Equity for the nine months ended
	September 24, 2016 ................................................................................................................................................	6

	Statements of Cash Flows for the nine months ended
	September 24, 2016 and September 26, 2015 ........................................................................................................	7

	Notes to Consolidated Financial Statements ................................................................................................................	8

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations ........................................................................................................	23

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk .....................................................................................	43

ITEM 4.	Controls and Procedures ...............................................................................................................................................	43

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings ..........................................................................................................................................................	44

ITEM 1A.	Risk Factors ...................................................................................................................................................................	44

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds ......................................................................................	45

ITEM 5.	Other Information .........................................................................................................................................................	46

ITEM 6.	Exhibits ..........................................................................................................................................................................	47

	Signature ........................................................................................................................................................................	48

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 24,	December 26,
	2016	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$76,192	$72,086
Accounts receivable, net of reserves of $78,460 and $77,008 ................................................................................................................	1,367,604	1,229,816
Inventories, net .............................................................................................................................................................................	1,468,312	1,509,957
Deferred income taxes ...................................................................................................................................................................	-	58,159
Prepaid expenses and other .............................................................................................................................................................	373,847	361,082
Total current assets ................................................................................................................................................................	3,285,955	3,231,100
Property and equipment, net ...............................................................................................................................................................	324,108	318,476
Goodwill ..........................................................................................................................................................................................	1,975,566	1,907,593
Other intangibles, net .........................................................................................................................................................................	593,260	592,971
Investments and other .......................................................................................................................................................................	454,704	454,600
Total assets ..........................................................................................................................................................................	$6,633,593	$6,504,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$931,090	$1,005,798
Bank credit lines ...........................................................................................................................................................................	333,123	328,631
Current maturities of long-term debt .................................................................................................................................................	17,460	17,331
Accrued expenses:
Payroll and related ....................................................................................................................................................................	249,938	258,416
Taxes ......................................................................................................................................................................................	158,157	161,760
Other ......................................................................................................................................................................................	349,887	375,061
Total current liabilities ............................................................................................................................................................	2,039,655	2,146,997
Long-term debt .................................................................................................................................................................................	718,024	463,752
Deferred income taxes .......................................................................................................................................................................	143,612	252,862
Other liabilities ..................................................................................................................................................................................	257,755	212,121
Total liabilities ......................................................................................................................................................................	3,159,046	3,075,732

Redeemable noncontrolling interests .....................................................................................................................................................	571,369	542,194
Commitments and contingencies .........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
80,644,289 outstanding on September 24, 2016 and
82,415,320 outstanding on December 26, 2015 ..............................................................................................................................	806	824
Additional paid-in capital ...............................................................................................................................................................	119,918	207,374
Retained earnings ..........................................................................................................................................................................	2,996,773	2,895,997
Accumulated other comprehensive loss .............................................................................................................................................	(222,180)	(219,939)
Total Henry Schein, Inc. stockholders' equity .................................................................................................................................	2,895,317	2,884,256
Noncontrolling interests ..................................................................................................................................................................	7,861	2,558
Total stockholders' equity .......................................................................................................................................................	2,903,178	2,886,814
Total liabilities, redeemable noncontrolling interests and stockholders' equity .......................................................................................	$6,633,593	$6,504,740

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015

Net sales ....................................................................................................................................................................................	$2,865,148	$2,685,835	$8,450,734	$7,778,801
Cost of sales ...............................................................................................................................................................................	2,075,657	1,936,927	6,078,622	5,565,820
Gross profit ...........................................................................................................................................................................	789,491	748,908	2,372,112	2,212,981
Operating expenses:
Selling, general and administrative ................................................................................................................................................	583,400	551,588	1,784,709	1,657,180
Restructuring costs ....................................................................................................................................................................	5,370	8,438	29,811	22,522
Operating income ...................................................................................................................................................................	200,721	188,882	557,592	533,279
Other income (expense):
Interest income .........................................................................................................................................................................	3,141	3,129	10,045	9,841
Interest expense ........................................................................................................................................................................	(7,488)	(6,297)	(21,982)	(18,850)
Other, net .................................................................................................................................................................................	(199)	(277)	3,206	(334)
Income before taxes and equity in earnings
of affiliates .........................................................................................................................................................................	196,175	185,437	548,861	523,936
Income taxes ..............................................................................................................................................................................	(56,601)	(49,232)	(159,099)	(152,143)
Equity in earnings of affiliates .......................................................................................................................................................	5,717	5,191	13,160	10,791
Net income .................................................................................................................................................................................	145,291	141,396	402,922	382,584
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(11,578)	(13,661)	(35,360)	(33,474)
Net income attributable to Henry Schein, Inc. ...................................................................................................................................	$133,713	$127,735	$367,562	$349,110

Earnings per share attributable to Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$1.65	$1.54	$4.52	$4.20
Diluted ....................................................................................................................................................................................	$1.63	$1.52	$4.47	$4.14

Weighted-average common shares outstanding:
Basic ......................................................................................................................................................................................	80,896	82,858	81,300	83,042
Diluted ....................................................................................................................................................................................	81,855	84,084	82,317	84,312

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015

Net income .................................................................................................................................................................................	$145,291	$141,396	$402,922	$382,584

Other comprehensive loss, net of tax:
Foreign currency translation loss....................................................................................................................................................	(6,463)	(38,730)	(2,041)	(112,877)

Unrealized gain (loss) from foreign currency hedging
activities ................................................................................................................................................................................	(603)	1,924	1,026	1,270

Unrealized investment gain ..........................................................................................................................................................	-	-	-	2

Pension adjustment gain..............................................................................................................................................................	209	1,363	10	2,537

Other comprehensive loss, net of tax ...............................................................................................................................................	(6,857)	(35,443)	(1,005)	(109,068)
Comprehensive income .................................................................................................................................................................	138,434	105,953	401,917	273,516
Comprehensive income attributable to noncontrolling
interests:
Net income ............................................................................................................................................................................	(11,578)	(13,661)	(35,360)	(33,474)
Foreign currency translation loss (gain) ........................................................................................................................................	(716)	1,498	(1,236)	4,518
Comprehensive income attributable to noncontrolling
interests ............................................................................................................................................................................	(12,294)	(12,163)	(36,596)	(28,956)

Comprehensive income attributable to Henry Schein, Inc. ...................................................................................................................	$126,140	$93,790	$365,321	$244,560

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 26, 2015 ..............................................................................................................................................................	82,415,320	$824	$207,374	$2,895,997	$(219,939)	$2,558	$2,886,814
Net income (excluding $34,849 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	367,562	-	511	368,073
Foreign currency translation gain (loss) (excluding gain of $1,228
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(3,277)	8	(3,269)
Unrealized gain from foreign currency hedging activities
net of tax of $290 ....................................................................................................................................................................	-	-	-	-	1,026	-	1,026
Pension adjustment gain, net of tax benefit of $23..........................................................................................................................................	-	-	-	-	10	-	10
Dividends paid ..........................................................................................................................................................................	-	-	-	-	-	(370)	(370)
Initial noncontrolling interests and adjustments related to
business acquisitions ................................................................................................................................................................	-	-	-	-	-	5,144	5,144
Change in fair value of redeemable securities ..............................................................................................................................................	-	-	(49,648)	-	-	-	(49,648)
Other adjustments .......................................................................................................................................................................	-	-	2	-	-	10	12
Repurchase and retirement of common stock ...............................................................................................................................................	(2,180,440)	(22)	(83,193)	(266,786)	-	-	(350,001)
Stock issued upon exercise of stock options,
including tax benefit of $16,528 ......................................................................................................................................................	177,837	1	26,281	-	-	-	26,282
Stock-based compensation expense .......................................................................................................................................................	367,107	4	43,623	-	-	-	43,627
Shares withheld for payroll taxes .........................................................................................................................................................	(163,478)	(1)	(28,778)	-	-	-	(28,779)
Settlement of stock-based compensation awards ...........................................................................................................................................	27,943	-	4,257	-	-	-	4,257

Balance, September 24, 2016 .............................................................................................................................................................	80,644,289	$806	$119,918	$2,996,773	$(222,180)	$7,861	$2,903,178

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 24,	September 26,
	2016	2015

Cash flows from operating activities:
Net income ......................................................................................................................................................................................	$402,922	$382,584
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ....................................................................................................................................................	125,829	118,891
Stock-based compensation expense .............................................................................................................................................	43,627	35,080
Provision for losses on trade and other accounts receivable ...............................................................................................................	1,736	2,878
Benefit from deferred income taxes ..............................................................................................................................................	(13,425)	(7,818)
Equity in earnings of affiliates .....................................................................................................................................................	(13,160)	(10,791)
Distributions from equity affiliates ...............................................................................................................................................	12,104	11,316
Changes in unrecognized tax benefits ...........................................................................................................................................	4,252	8,541
Other ......................................................................................................................................................................................	8,392	7,131
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(131,586)	(111,890)
Inventories ...........................................................................................................................................................................	48,513	(108,268)
Other current assets ...............................................................................................................................................................	(35,781)	(63,485)
Accounts payable and accrued expenses ...................................................................................................................................	(102,470)	24,361
Net cash provided by operating activities ...............................................................................................................................................	350,953	288,530

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(44,525)	(52,164)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(126,543)	(142,078)
Proceeds from sales of available-for-sale securities ..................................................................................................................................	-	20
Other ..............................................................................................................................................................................................	(8,766)	(9,247)
Net cash used in investing activities .......................................................................................................................................................	(179,834)	(203,469)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings .....................................................................................................................................	(3,274)	4,920
Proceeds from issuance of long-term debt ..............................................................................................................................................	260,000	135,000
Debt issuance costs ............................................................................................................................................................................	(233)	(150)
Principal payments for long-term debt ...................................................................................................................................................	(9,293)	(70,585)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	9,754	11,625
Payments for repurchases of common stock ..........................................................................................................................................	(350,001)	(150,863)
Excess tax benefits related to stock-based compensation .........................................................................................................................	(463)	2,932
Distributions to noncontrolling shareholders ...........................................................................................................................................	(26,366)	(22,316)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(51,265)	(8,570)
Net cash used in financing activities ......................................................................................................................................................	(171,141)	(98,007)

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	4,128	(16,047)
Net change in cash and cash equivalents ................................................................................................................................................	4,106	(28,993)
Cash and cash equivalents, beginning of period .......................................................................................................................................	72,086	89,474
Cash and cash equivalents, end of period ...............................................................................................................................................	$76,192	$60,481

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 24, 2016 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2016.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Nine Months Ended
		September 24,	September 26,	September 24,	September 26,
		2016	2015	2016	2015
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$1,330,525	$1,266,321	$4,005,468	$3,837,137
	Animal health ...........................................................................................................................................................................	790,279	732,533	2,415,290	2,165,415
	Medical ...................................................................................................................................................................................	639,648	597,243	1,716,590	1,511,295
	Total health care distribution ..................................................................................................................................................	2,760,452	2,596,097	8,137,348	7,513,847
	Technology and value-added services (2)...........................................................................................................................................	104,696	89,738	313,386	264,954
	Total .......................................................................................................................................................................................	$2,865,148	$2,685,835	$8,450,734	$7,778,801
*CS					*CE

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
	services.

		Three Months Ended		Nine Months Ended
		September 24,	September 26,	September 24,	September 26,
		2016	2015	2016	2015
Operating Income:
	Health care distribution ..................................................................................................................................................................	$170,158	$161,702	$468,610	$454,009
	Technology and value-added services ...............................................................................................................................................	30,563	27,180	88,982	79,270
	Total .......................................................................................................................................................................................	$200,721	$188,882	$557,592	$533,279

Note 3 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of September 24, 2016 and December 26, 2015, the borrowings on this revolving credit facility were $0.0 million and $40.0 million, respectively.  As of September 24, 2016 and December 26, 2015, there were $13.4 million and $11.4 million of letters of credit, respectively, provided to third parties under the credit facility.

As of September 24, 2016 and December 26, 2015, we had various other short-term bank credit lines available, of which $333.1 million and $288.6 million, respectively, were outstanding.  At September 24, 2016 and December 26, 2015, borrowings under all of our credit lines had a weighted average interest rate of 1.41% and 1.21%, respectively.

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

The components of our private placement facility borrowings as of September 24, 2016 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018, and on June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  The borrowings outstanding under this securitization facility were $350.0 million and $90.0 million as of September 24, 2016 and December 26, 2015, respectively.  At September 24, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 84 basis points plus 75 basis points, for a combined rate of 1.59%.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	September 24,	December 26,
	2016	2015
Private placement facilities ..........................................................................................................................................................	$342,857	$350,000
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	90,000
Note payable to bank at a weighted-average interest rate of 11.00% and 8.83%	33	5
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates
ranging from 2.27% to 9.36%	37,146	38,215
Capital lease obligations payable through 2029 with interest rates
ranging from 1.38% to 16.90%	5,448	2,863
Total .......................................................................................................................................................................................	735,484	481,083
Less current maturities ................................................................................................................................................................	(17,460)	(17,331)
Total long-term debt ..........................................................................................................................................................	$718,024	$463,752

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 24, 2016 and the year ended December 26, 2015 are presented in the following table:

	September 24,	December 26,
	2016	2015
Balance, beginning of period ...................................................................................................................................................	$542,194	$564,527
Decrease in redeemable noncontrolling interests due to
redemptions .....................................................................................................................................................................	(51,265)	(82,563)
Increase in redeemable noncontrolling interests due to business
acquisitions.......................................................................................................................................................................	20,584	18,936
Net income attributable to redeemable noncontrolling interests ......................................................................................................	34,849	43,588
Dividends declared ................................................................................................................................................................	(25,869)	(32,706)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests ......................................................................................................................................	1,228	(4,790)
Change in fair value of redeemable securities .............................................................................................................................	49,648	35,202
Balance, end of period ...........................................................................................................................................................	$571,369	$542,194

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	September 24,	December 26,
	2016	2015
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(9,145)	$(10,373)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(68)	$(76)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(203,776)	$(200,499)
Unrealized gain from foreign currency hedging activities ..........................................................................................	1,965	939
Unrealized investment loss .................................................................................................................................	(2)	(2)
Pension adjustment loss ....................................................................................................................................	(20,367)	(20,377)
Accumulated other comprehensive loss ...........................................................................................................	$(222,180)	$(219,939)

Total Accumulated other comprehensive loss ............................................................................................................	$(231,393)	$(230,388)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Net income ........................................................................................................................................................................	$145,291	$141,396	$402,922	$382,584

Foreign currency translation loss............................................................................................................................................	(6,463)	(38,730)	(2,041)	(112,877)
Tax effect .........................................................................................................................................................................	-	-	-	-
Foreign currency translation loss ............................................................................................................................................	(6,463)	(38,730)	(2,041)	(112,877)

Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	(803)	2,671	1,316	1,850
Tax effect .........................................................................................................................................................................	200	(747)	(290)	(580)
Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	(603)	1,924	1,026	1,270

Unrealized investment gain ..................................................................................................................................................	-	-	-	2
Tax effect .........................................................................................................................................................................	-	-	-	-
Unrealized investment gain ..................................................................................................................................................	-	-	-	2

Pension adjustment gain (loss)...............................................................................................................................................	280	1,704	(13)	3,416
Tax effect .........................................................................................................................................................................	(71)	(341)	23	(879)
Pension adjustment gain (loss)...............................................................................................................................................	209	1,363	10	2,537
Comprehensive income .......................................................................................................................................................	$138,434	$105,953	$401,917	$273,516

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended September 24, 2016 and September 26, 2015, we recognized, as a component of our comprehensive income, a foreign currency translation loss of $6.5 million and $38.7 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  During the nine months ended September 24, 2016 and September 26, 2015, we recognized, as a component of our comprehensive income, a foreign currency translation loss of $2.0 million and $112.9 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income (loss).  The foreign currency translation loss during the three and nine months ended September 24, 2016 and September 26, 2015 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	September 24,	September 24,	June 25,	September 26,	September 26,	June 27,
Currency	2016	2016	2016	2015	2015	2015
Euro ..........................................................................................................................................................................................	$3,755	1.12	1.12	$1,063	1.12	1.12
British Pound ...............................................................................................................................................................................	(17,161)	1.30	1.38	(9,668)	1.52	1.57
Australian Dollar ..........................................................................................................................................................................	3,826	0.76	0.75	(14,004)	0.70	0.77
Canadian Dollar ..........................................................................................................................................................................	(1,565)	0.76	0.77	(6,572)	0.75	0.81
Polish Zloty .................................................................................................................................................................................	2,044	0.26	0.25	(458)	0.26	0.27
Swiss Franc .................................................................................................................................................................................	189	1.03	1.03	(3,098)	1.02	1.07
Brazilian Real..............................................................................................................................................................................	826	0.31	0.30	(3,418)	0.25	0.32
All other currencies .......................................................................................................................................................................	1,623			(2,575)
Total .......................................................................................................................................................................................	$(6,463)			$(38,730)

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Nine			for the Nine
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	September 24,	September 24,	December 26,	September 26,	September 26,	December 27,
Currency	2016	2016	2015	2015	2015	2014
Euro ..........................................................................................................................................................................................	$14,932	1.12	1.10	$(58,577)	1.12	1.22
British Pound ...............................................................................................................................................................................	(39,536)	1.30	1.49	(9,775)	1.52	1.56
Australian Dollar ..........................................................................................................................................................................	9,268	0.76	0.73	(25,809)	0.70	0.81
Canadian Dollar ..........................................................................................................................................................................	5,941	0.76	0.72	(7,915)	0.75	0.86
Polish Zloty .................................................................................................................................................................................	428	0.26	0.26	(2,309)	0.26	0.28
Swiss Franc .................................................................................................................................................................................	1,408	1.03	1.01	606	1.02	1.01
Brazilian Real..............................................................................................................................................................................	3,055	0.31	0.25	(6,032)	0.25	0.37
All other currencies .......................................................................................................................................................................	2,463			(3,066)
Total .......................................................................................................................................................................................	$(2,041)			$(112,877)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Comprehensive income attributable to
Henry Schein, Inc. ...................................................................................................................................................	$126,140	$93,790	$365,321	$244,560
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	165	128	519	513
Comprehensive income attributable to
Redeemable noncontrolling interests ...........................................................................................................................	12,129	12,035	36,077	28,443
Comprehensive income .................................................................................................................................................	$138,434	$105,953	$401,917	$273,516

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Debt

The fair value of our debt as of September 24, 2016 and December 26, 2015 was estimated at $1,068.6 million and $809.7 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 24, 2016 and December 26, 2015:

	September 24, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$1,201	$-	$1,201
Total assets .....................................................................................................................................................................	$-	$1,201	$-	$1,201

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$1,068	$-	$1,068
Total liabilities ..................................................................................................................................................................	$-	$1,068	$-	$1,068

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$571,369	$571,369
*CS				*CE

	December 26, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$4,289	$-	$4,289
Total assets .....................................................................................................................................................................	$-	$4,289	$-	$4,289

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,477	$-	$2,477
Total liabilities ..................................................................................................................................................................	$-	$2,477	$-	$2,477

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$542,194	$542,194

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We completed certain acquisitions during the nine months ended September 24, 2016.  Such acquisitions were immaterial to our financial statements individually and in the aggregate.

Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the nine months ended September 24, 2016 and September 26, 2015, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced that we plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which will now result in the elimination of approximately 3% to 4% of our workforce.  The total costs associated with the actions to date for this restructuring include $34.9 million pre-tax, which was recorded in fiscal 2015 and $29.8 million pre-tax which has been recorded in the nine months ended September 24, 2016.

During the three months ended September 24, 2016 and September 26, 2015, we recorded restructuring costs of $5.4 million and $8.4 million, respectively.  During the nine months ended September 24, 2016 and September 26, 2015, we recorded restructuring costs of $29.8 million and $22.5 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

On October 28, 2016, we estimated the remaining restructuring costs to be recorded in the fourth quarter of 2016 to be in the range of $17 million to $22 million.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 24, 2016 and during our 2015 fiscal year and the remaining accrued balance of restructuring costs as of September 24, 2016, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 27, 2014 ...............................................................................................................................................................	$120	$301	$-	$421
Provision ..........................................................................................................................................................................................	26,742	5,706	2,483	34,931
Payments and other adjustments ..........................................................................................................................................................	(17,759)	(3,856)	(1,672)	(23,287)
Balance, December 26, 2015 ...............................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision ..........................................................................................................................................................................................	25,736	2,619	1,456	29,811
Payments .........................................................................................................................................................................................	(16,964)	(3,140)	(2,029)	(22,133)
Balance, September 24, 2016 ..............................................................................................................................................................	$17,875	$1,630	$238	$19,743
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 24, 2016 and the 2015 fiscal year and the remaining accrued balance of restructuring costs as of September 24, 2016:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 27, 2014 ..................................................................................................................................................	$421	$-	$421
Provision ............................................................................................................................................................................	33,889	1,042	34,931
Payments and other adjustments ............................................................................................................................................	(22,248)	(1,039)	(23,287)
Balance, December 26, 2015 ..................................................................................................................................................	$12,062	$3	$12,065
Provision ............................................................................................................................................................................	28,963	848	29,811
Payments ...........................................................................................................................................................................	(21,503)	(630)	(22,133)
Balance, September 24, 2016 .................................................................................................................................................	$19,522	$221	$19,743

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Basic .......................................................................................................................................................................................	80,896	82,858	81,300	83,042
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	959	1,226	1,017	1,270
Diluted ..................................................................................................................................................................................	81,855	84,084	82,317	84,312

Note 10 – Income Taxes

For the nine months ended September 24, 2016 and September 26, 2015, our effective tax rate was 29.0%.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.  During the second quarter of 2016, the effective tax rate was affected by a federal tax audit settlement, as discussed below, which reduced our income tax expense by approximately $4.5 million.  The 2015 effective tax rate was affected by a favorable response to a tax petition allowing us to conclude that it was more likely than not that certain unrecognized tax benefits, which had previously been reserved, was realized.  As a result, in the quarter ended September 26, 2015, our provision for income for taxes included a one-time $6.3 million tax benefit.

The total amount of unrecognized tax benefits as of September 24, 2016 was approximately $104.6 million, of which $76.7 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $16.0 million and $0.0, respectively, as of September 24, 2016.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.   In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.  During the quarter ended March 26, 2016, we filed our protest with the Appellate Division. The opening appeals conference was held on June 8, 2016 and a proposed settlement was reached.  On July 13, 2016, a joint status report was filed with the Tax Court indicating a basis for settlement has been reached on all of the issues in this case.  On October 19, 2016 an executed decision document was signed by the Internal Revenue Service’s Special Trial Attorney and submitted to the Tax Court finalizing the settlement.

During the third quarter of 2016, the Company elected to early adopt Accounting Standards Update (“ASU”) No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes, prospectively. As a result, all deferred

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

tax assets and liabilities will be presented as noncurrent on the consolidated balance sheet.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17 and prior periods have not been adjusted.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $16.1 million ($11.5 million after-tax) and $43.6 million ($31.0 million after-tax) for the three and nine months ended September 24, 2016, respectively, and $13.1 million ($9.6 million after-tax) and $35.1 million ($24.9 million after-tax) for the three and nine months ended September 26, 2015, respectively.

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

With respect to time-based restricted stock/units, we estimate the fair value on the date of grant based on our closing stock price.  With respect to performance-based restricted stock/units, the number of shares that ultimately vest and are received by the recipient is based upon our performance as measured against specified targets over a specified period, as determined by the Compensation Committee of the Board of Directors.  Although there is no guarantee that performance targets will be achieved, we estimate the fair value of performance-based restricted stock/units based on our closing stock price at time of grant.

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

Total unrecognized compensation cost related to non-vested awards as of September 24, 2016 was $98.8 million, which is expected to be recognized over a weighted-average period of approximately 2.1 years.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes stock option activity under the Plans during the nine months ended September 24, 2016:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	385	$56.00
Granted ...............................................................................................................................................................................	-	-
Exercised .............................................................................................................................................................................	(178)	54.88
Forfeited ..............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	207	$56.96	1.1	$22,203

Options exercisable at end of period ..........................................................................................................................................	207	$56.96	1.1	$22,203

The following tables summarize the activity of our non-vested restricted stock/units for the nine months ended September 24, 2016:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	775	$99.29
Granted .................................................................................................................................................................................	158	168.93
Vested ...................................................................................................................................................................................	(236)	74.58
Forfeited ................................................................................................................................................................................	(33)	123.25
Outstanding at end of period .....................................................................................................................................................	664	$123.43	$164.45

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	930	$91.33
Granted .................................................................................................................................................................................	259	159.68
Vested ...................................................................................................................................................................................	(213)	90.43
Forfeited ................................................................................................................................................................................	(32)	136.78
Outstanding at end of period .....................................................................................................................................................	944	$108.97	$164.45

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 24,	September 26,
	2016	2015
Interest..................................................................................................................................................................................	$21,187	$18,062
Income taxes..........................................................................................................................................................................	152,351	128,693

During the nine months ended September 24, 2016 and September 26, 2015, we had $1.3 million and $1.9 million of non-cash net unrealized gains related to foreign currency hedging activities, respectively.

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

As of September 24, 2016, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

Where You Can Find Important Information

We may disclose important information through one or more of the following channels: SEC filings, public conference calls and webcasts, press releases, the investor relations page of our website (www.henryschein.com) and the social media channels identified on the Newsroom page of our website.

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

As industry consolidation continues, we believe that we are positioned to capitalize on this trend, as we believe we have the ability to support increased sales through our existing infrastructure, although there can be no assurances that we will be able to successfully accomplish this.  We also have invested in expanding our sales/marketing infrastructure to include a focus on building relationships with decision makers who do not reside in the office-based practitioner setting.

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

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2015-2025” indicating that total national health care spending reached approximately $3.2 trillion in 2015, or 17.8% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $5.6 trillion in 2025, approximately 20.1% of the nation’s gross domestic product.

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution and sale of pharmaceuticals and medical devices.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services.  Also, many of these laws and regulations are subject to change and may impact our financial performance.  In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust, data privacy, data security and other laws and regulations.  Failure to comply with law or regulations could have a material adverse effect on our business.

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

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  On February 1, 2013, CMS released the final rule to implement the Physician Payment Sunshine Act.  Under this rule, data collection activities began on August 1, 2013, and as required under the Physician Payment Sunshine Act, CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible professionals,” including physicians, dentists and other practitioners.  Under MACRA, eligible professionals will be required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally will consolidate three current programs; the physician quality reporting system, the value-based payment modifier, and the Medicare EHR program into a single program in which Medicare reimbursement to eligible professionals will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  AMPs generally involve higher levels of financial and technology risk.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act, relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and, in accordance with an interim final rule published by the Department of Justice on June 30, 2016, which substantially increased maximum civil penalties for False Claims Act violations, the amounts for civil penalties assessed after August 1, 2016, whose associated violations occurred after November 2, 2015, can be up to $21,563 per claim (the maximum civil penalties for violations occurring on or before November 2, 2015 can be up to $11,000 per claim).  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require the FDA to promulgate regulations to implement a Unique Device Identification (“UDI”) System.  The FDA issued a final rule on September 24, 2013 to implement the UDI System, and is phasing in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database.   The UDI regulations provide for certain exceptions, alternatives and time extensions.  For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files).  Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.

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

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records.  These customers are subject to laws and regulations, such as HIPAA, which require that they protect the privacy and security of those records, and our products may be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws.  Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products to comply with applicable legal or contractual requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

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

The use of certified EHR technology will continue as a feature of MACRA’s MIPS program, and in connection with this, Medicare EHR program payment adjustments to eligible professionals will sunset at the end of 2018 and MIPS payment adjustments will begin on January 1, 2019.  The first performance period for MIPS is scheduled to begin January 1, 2017, and will afford eligible professionals different reporting options linked to the amount of data reported and the duration of the reporting period, with positive payment adjustments generally linked to more robust reporting.

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs.  CMS and ONC establish criteria for certified EHR systems, and these criteria have been subject to change.  In order to maintain certification of our EHR products, we must satisfy these changing governmental criteria.  Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.  Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 24, 2016 and September 26, 2015 and cash flows for the nine months ended September 24, 2016 and September 26, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 24,	September 26,	September 24,	September 26,
	2016	2015	2016	2015
Operating results:
Net sales ..............................................................................................................................................................................	$2,865,148	$2,685,835	$8,450,734	$7,778,801
Cost of sales ........................................................................................................................................................................	2,075,657	1,936,927	6,078,622	5,565,820
Gross profit ......................................................................................................................................................................	789,491	748,908	2,372,112	2,212,981
Operating expenses:
Selling, general and administrative .......................................................................................................................................	583,400	551,588	1,784,709	1,657,180
Restructuring costs ............................................................................................................................................................	5,370	8,438	29,811	22,522
Operating income ..........................................................................................................................................................	$200,721	$188,882	$557,592	$533,279

Other expense, net .................................................................................................................................................................	$(4,546)	$(3,445)	$(8,731)	$(9,343)
Net income ..........................................................................................................................................................................	145,291	141,396	402,922	382,584
Net income attributable to Henry Schein, Inc. ............................................................................................................................	133,713	127,735	367,562	349,110

Cash flows:
Net cash provided by operating activities ...............................................................................................................................................			$350,953	$288,530
Net cash used in investing activities .......................................................................................................................................................			(179,834)	(203,469)
Net cash used in financing activities ......................................................................................................................................................			(171,141)	(98,007)

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced that we plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which will now result in the elimination of approximately 3% to 4% of our workforce.  The total costs associated with the actions to date for this restructuring include $34.9 million pre-tax, which was recorded in fiscal 2015 and $29.8 million pre-tax which has been recorded in the nine months ended September 24, 2016.

During the three months ended September 24, 2016 and September 26, 2015, we recorded restructuring costs of $5.4 million and $8.4 million, respectively.  During the nine months ended September 24, 2016 and September 26, 2015, we recorded restructuring costs of $29.8 million and $22.5 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

On October 28, 2016, we estimated the remaining restructuring costs to be recorded in the fourth quarter of 2016 to be in the range of $17 million to $22 million.

Three Months Ended September 24, 2016 Compared to Three Months Ended September 26, 2015

Net Sales

Net sales for the three months ended September 24, 2016 and September 26, 2015 were as follows (in thousands):

		September 24,	% of	September 26,	% of	Increase
		2016	Total	2015	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$1,330,525	46.4%	$1,266,321	47.2%	$64,204	5.1%
	Animal health ...................................................................................................................................................................................	790,279	27.6	732,533	27.3	57,746	7.9
	Medical ..........................................................................................................................................................................................	639,648	22.3	597,243	22.2	42,405	7.1
	Total health care distribution ..............................................................................................................................................................	2,760,452	96.3	2,596,097	96.7	164,355	6.3
Technology and value-added services (2).......................................................................................................................................................		104,696	3.7	89,738	3.3	14,958	16.7
	Total .........................................................................................................................................................................................	$2,865,148	100.0%	$2,685,835	100.0%	$179,313	6.7

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
	services.

The $179.3 million, or 6.7%, increase in net sales for the three months ended September 24, 2016 includes an increase of 7.7% in local currency growth (6.0% increase in internally generated revenue and 1.7% growth from acquisitions) partially offset by a decrease of 1.0% related to foreign currency exchange.

The $64.2 million, or 5.1%, increase in dental net sales for the three months ended September 24, 2016 includes an increase of 5.6% in local currency growth (3.9% increase in internally generated revenue and 1.7% growth from acquisitions) partially offset by a decrease of 0.5% related to foreign currency exchange.  The 5.6% increase in local currency sales was due to dental consumable merchandise sales growth of 3.7% (2.1% increase in internally generated revenue and 1.6% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 11.8% (9.9% increase in internally generated revenue and 1.9% growth from acquisitions).

The $57.7 million, or 7.9%, increase in animal health net sales for the three months ended September 24, 2016 includes an increase of 10.6% in local currency growth (8.6% increase in internally generated revenue and 2.0% growth from acquisitions) partially offset by a decrease of 2.7% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.9%.

The $42.4 million, or 7.1%, increase in medical net sales for the three months ended September 24, 2016 is the result of an increase of 7.1% in local currency growth attributable to internally generated revenue.

The $15.0 million, or 16.7%, increase in technology and value-added services net sales for the three months ended September 24, 2016 includes an increase of 18.3% in local currency growth (7.6% increase in internally generated revenue and 10.7% growth from acquisitions) partially offset by a decrease of 1.6% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 24, 2016 and September 26, 2015 were as follows (in thousands):

	September 24,	Gross	September 26,	Gross	Increase
	2016	Margin %	2015	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$719,246	26.1%	$687,184	26.5%	$32,062	4.7%
Technology and value-added services .......................................................................................................................................................	70,245	67.1	61,724	68.8	8,521	13.8
Total .........................................................................................................................................................................................	$789,491	27.6	$748,908	27.9	$40,583	5.4

For the three months ended September 24, 2016, gross profit increased $40.6 million, or 5.4%, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $32.1 million, or 4.7%, for the three months ended September 24, 2016 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.1% for the three months ended September 24, 2016 from 26.5% for the comparable prior year period.  Acquisitions accounted for $12.9 million of our gross profit increase within our health care distribution segment for the three months ended September 24, 2016 compared to the prior year period.  The remaining increase of $19.2 million in our health care distribution gross profit was attributable to a $31.6 million gross profit increase from growth in internally generated revenue, partially offset by a $12.4 million gross profit decrease related to the decrease in the gross margin rates.

Technology and value-added services gross profit increased $8.5 million, or 13.8%, for the three months ended September 24, 2016 compared to the prior year period.  Technology gross profit margin decreased to 67.1% for the three months ended September 24, 2016 from 68.8% for the comparable prior year period.  Acquisitions accounted for $4.0 million of our gross profit increase within our technology and value-added services segment for the three months ended September 24, 2016 compared to the prior year period. The remaining increase of $4.5 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 24, 2016 and September 26, 2015 were as follows (in thousands):

		% of		% of
	September 24,	Respective	September 26,	Respective	Increase
	2016	Net Sales	2015	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$543,763	19.7%	$517,080	19.9%	$26,683	5.2%
Technology and value-added services ......................................................................................................................................................	39,637	37.9	34,508	38.5	5,129	14.9
Total ........................................................................................................................................................................................	$583,400	20.4	$551,588	20.5	$31,812	5.8

Selling, general and administrative expenses increased $31.8 million, or 5.8%, to $583.4 million for the three months ended September 24, 2016 from the comparable prior year period.  The $26.7 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended September 24, 2016 as compared to the prior year period was attributable to $13.2 million of additional costs from acquired companies, and $13.5 million of additional operating costs. The $5.1 million increase in selling, general and administrative expenses within our technology and value-added services segment for the three months ended September 24, 2016 as compared to the prior year period was attributable to $3.5 million of additional costs from acquired companies and $1.6 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.4% as compared to 20.5% in the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $18.9 million, or 5.5%, to $363.0 million for the three months ended September 24, 2016 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.7% from 12.8% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $12.9 million, or 6.2%, to $220.4 million for the three months ended September 24, 2016 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses remained consistent at 7.7%.

Other Expense, Net

Other expense, net, for the three months ended September 24, 2016  and September 26, 2015 was as follows (in thousands):

	September 24,	September 26,	Variance
	2016	2015	$	%
Interest income ........................................................................................................................................................................	$3,141	$3,129	$12	0.4%
Interest expense .......................................................................................................................................................................	(7,488)	(6,297)	(1,191)	(18.9)
Other, net ..............................................................................................................................................................................	(199)	(277)	78	28.2
Other expense, net .............................................................................................................................................................	$(4,546)	$(3,445)	$(1,101)	(32.0)

Other expense, net increased by $1.1 million for the three months ended September 24, 2016 compared to the prior year period primarily due to increased interest expense resulting from additional borrowings under our bank credit lines.

Income Taxes

For the three months ended September 24, 2016, our effective tax rate was 28.9% compared to 26.5% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.

The 2015 effective tax rate for the quarter ended September 26, 2015 was affected by a favorable response to a tax petition allowing us to conclude that it was more likely than not that certain unrecognized tax benefits, which had previously been reserved, was realized.  As a result, in the quarter ended September 26, 2015, our provision for income for taxes included a one-time $6.3 million tax benefit.

Net Income

Net income increased $3.9 million, or 2.8%, for the three months ended September 24, 2016, compared to the prior year period due to the factors noted above.

Nine Months Ended September 24, 2016 Compared to Nine Months Ended September 26, 2015

Net Sales

Net sales for the nine months ended September 24, 2016 and September 26, 2015 were as follows (in thousands):

		September 24,	% of	September 26,	% of	Increase
		2016	Total	2015	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$4,005,468	47.4%	$3,837,137	49.3%	$168,331	4.4%
	Animal health ...................................................................................................................................................................................	2,415,290	28.6	2,165,415	27.8	249,875	11.5
	Medical ..........................................................................................................................................................................................	1,716,590	20.3	1,511,295	19.5	205,295	13.6
	Total health care distribution ..............................................................................................................................................................	8,137,348	96.3	7,513,847	96.6	623,501	8.3
Technology and value-added services (2).......................................................................................................................................................		313,386	3.7	264,954	3.4	48,432	18.3
	Total .........................................................................................................................................................................................	$8,450,734	100.0%	$7,778,801	100.0%	$671,933	8.6

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
	services.

The $671.9 million, or 8.6%, increase in net sales for the nine months ended September 24, 2016 includes an increase of 9.7% in local currency growth (7.6% increase in internally generated revenue and 2.1% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange.

The $168.3 million, or 4.4%, increase in dental net sales for the nine months ended September 24, 2016 includes an increase of 5.3% in local currency growth (3.8% increase in internally generated revenue and 1.5% growth from acquisitions) partially offset by a decrease of 0.9% related to foreign currency exchange.  The 5.3% increase in local currency sales was due to an increase in dental equipment sales and service revenues of 8.7% (7.4% increase in internally generated revenue and 1.3% growth from acquisitions) and dental consumable merchandise sales growth of 4.3% (2.8% increase in internally generated revenue and 1.5% growth from acquisitions).

The $249.9 million, or 11.5%, increase in animal health net sales for the nine months ended September 24, 2016 includes an increase of 13.8% in local currency growth (10.1% internally generated revenue and 3.7% growth from acquisitions) partially offset by a decrease of 2.3% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.8%.

The $205.3 million, or 13.6%, increase in medical net sales for the nine months ended September 24, 2016 is the result of an increase of 13.6% in local currency growth attributable to internally generated revenue.  The growth in internally generated medical revenue is affected by certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 9.2%.

The $48.4 million, or 18.3%, increase in technology and value-added services net sales for the nine months ended September 24, 2016 includes an increase of 19.5% in local currency growth (7.7% internally generated revenue and 11.8% growth from acquisitions) partially offset by a decrease of 1.2% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 24, 2016 and September 26, 2015 were as follows (in thousands):

	September 24,	Gross	September 26,	Gross	Increase
	2016	Margin %	2015	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$2,163,248	26.6%	$2,032,377	27.0%	$130,871	6.4%
Technology and value-added services .......................................................................................................................................................	208,864	66.6	180,604	68.2	28,260	15.6
Total .........................................................................................................................................................................................	$2,372,112	28.1	$2,212,981	28.4	$159,131	7.2

For the nine months ended September 24, 2016, gross profit increased $159.1 million, or 7.2%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $130.9 million, or 6.4%, for the nine months ended September 24, 2016 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.6% for the nine months ended September 24, 2016 from 27.0% for the comparable prior year period.  Acquisitions accounted for $51.2 million of our gross profit increase within our health care distribution segment for the nine months ended September 24, 2016 compared to the prior year period.  The remaining increase of $79.7 million in our health care distribution segment gross profit was attributable to a $115.4 million gross profit increase from growth in internally generated revenue, partially offset by a $35.7 million decline in gross profit due primarily to the effects of foreign exchange on revenues and the decrease in the gross margin rates.

Technology and value-added services gross profit increased $28.2 million, or 15.6%, for the nine months ended September 24, 2016 compared to the prior year period.  Technology gross profit margin decreased to 66.6% for the nine months ended September 24, 2016 from 68.2% for the comparable prior year period.  Acquisitions accounted for $15.4 million of our gross profit increase within our technology and value-added services segment for the nine months ended September 24, 2016 compared to the prior year period. The remaining increase of $12.8 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 24, 2016 and September 26, 2015 were as follows (in thousands):

		% of		% of
	September 24,	Respective	September 26,	Respective	Increase
	2016	Net Sales	2015	Net Sales	$	%
Health care distribution ........................................................................................................................................................................	$1,665,675	20.5%	$1,556,862	20.7%	$108,813	7.0%
Technology and value-added services .......................................................................................................................................................	119,034	38.0	100,318	37.9	18,716	18.7
Total .........................................................................................................................................................................................	$1,784,709	21.1	$1,657,180	21.3	$127,529	7.7

Selling, general and administrative expenses increased $127.5 million, or 7.7%, to $1,784.7 million for the nine months ended September 24, 2016 from the comparable prior year period.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.1% compared to 21.3% for the comparable prior year period.  The $108.8 million increase in selling, general and administrative expenses within our health care distribution segment for the nine months ended September 24, 2016 as compared to the prior year period was attributable to $48.9 million of additional costs from acquired companies, and $59.9 million of additional operating costs.  The $18.7 million increase in selling, general and administrative expenses within our technology and value-added services segment for the nine months ended September 24, 2016 as compared to the prior year period was attributable to $11.6 of additional costs from acquired companies and $7.1 million of additional operating costs.

As a component of selling, general and administrative expenses, selling expenses increased $72.4 million, or 7.0%, to $1,104.2 million for the nine months ended September 24, 2016 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 13.1% as compared to 13.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $55.1 million, or 8.8%, to $680.5 million for the nine months ended September 24, 2016 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.1% compared to 8.0% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the nine months ended September 24, 2016  and September 26, 2015 was as follows (in thousands):

	September 24,	September 26,	Variance
	2016	2015	$	%
Interest income ........................................................................................................................................................................	$10,045	$9,841	$204	2.1%
Interest expense .......................................................................................................................................................................	(21,982)	(18,850)	(3,132)	(16.6)
Other, net ..............................................................................................................................................................................	3,206	(334)	3,540	1,059.9
Other expense, net .............................................................................................................................................................	$(8,731)	$(9,343)	$612	6.6

Other expense, net decreased by $0.6 million for the nine months ended September 24, 2016 compared to the comparable prior year period.  Interest expense increased by $3.1 million primarily due to increased borrowings under our bank credit lines.  Other, net increased by $3.5 million primarily due to investment proceeds received in the first quarter of 2016.

Income Taxes

For the nine months ended September 24, 2016 and September 26, 2015, our effective tax rate was 29.0%.  The difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes and interest expense.  The 2016 effective tax rate was affected by a federal tax audit settlement which reduced our income tax expense by approximately $4.5 million in the period.

The 2015 effective tax rate for the nine months ended September 26, 2015, was affected by a favorable response to a tax petition allowing us to conclude that it was more likely than not that certain unrecognized tax benefits, which had previously been reserved, was realized.  As a result, in the quarter ended September 26, 2015, our provision for income for taxes included a one-time $6.3 million tax benefit.

Net Income

Net income increased $20.3 million, or 5.3%, for the nine months ended September 24, 2016, compared to the prior year period due to the factors noted above.

Liquidity and Capital Resources

Our principal capital requirements include funding of acquisitions, purchases of additional noncontrolling interests, repayments of debt principal, the funding of working capital needs, purchases of fixed assets and repurchases of common stock.  Working capital requirements generally result from increased sales, special inventory forward buy-in opportunities and payment terms for receivables and payables.  Historically, sales have tended to be stronger during the third and fourth quarters and special inventory forward buy-in opportunities have been most prevalent just before the end of the year, which has caused our working capital requirements to be higher from the end of the third quarter to the end of the first quarter of the following year.

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

Net cash provided by operating activities was $351.0 million for the nine months ended September 24, 2016, compared to $288.5 million for the comparable prior year period.  The net change of $62.5 million was primarily attributable to changes in net working capital and an increase in net income.

Net cash used in investing activities was $179.8 million for the nine months ended September 24, 2016, compared to $203.5 million for the comparable prior year period.  The net change of $23.7 million was primarily due to a decrease in payments for equity investments and business acquisitions and a reduction in purchases of fixed assets.

Net cash used in financing activities was $171.1 million for the nine months ended September 24, 2016, compared to $98.0 million for the comparable prior year period.  The net change of $73.1 million was primarily due to increases in repurchases of common stock and acquisitions of noncontrolling interests in subsidiaries, partially offset by increased net proceeds from debt.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 24,	December 26,
	2016	2015
Cash and cash equivalents ...........................................................................................................................................................	$76,192	$72,086
Working capital ..........................................................................................................................................................................	1,246,300	1,084,103

Debt:
Bank credit lines .....................................................................................................................................................................	$333,123	$328,631
Current maturities of long-term debt ...........................................................................................................................................	17,460	17,331
Long-term debt ......................................................................................................................................................................	718,024	463,752
Total debt .........................................................................................................................................................................	$1,068,607	$809,714

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 41.9 days as of September 24, 2016 from 40.6 days as of September 26, 2015.  During the nine months ended September 24, 2016, we wrote off approximately $4.5 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations decreased to 5.4 as of September 24, 2016 from 5.5 as of September 26, 2015.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On September 12, 2012, we entered into a $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of September 24, 2016 and December 26, 2015, the borrowings on this revolving credit facility were $0.0 million and $40.0 million, respectively.  As of September 24, 2016 and December 26, 2015, there were $13.4 million and $11.4 million of letters of credit, respectively, provided to third parties under the credit facility.

As of September 24, 2016 and December 26, 2015, we had various other short-term bank credit lines available, of which $333.1 million and $288.6 million, respectively, were outstanding.  At September 24, 2016 and December 26, 2015, borrowings under all of our credit lines had a weighted average interest rate of 1.41% and 1.21%, respectively.

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

The components of our private placement facility borrowings as of September 24, 2016 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018, and on June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  The borrowings outstanding under this securitization facility were $350.0 million and $90.0 million as of September 24, 2016 and December 26, 2015, respectively.  At September 24, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 84 basis points plus 75 basis points, for a combined rate of 1.59%.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	September 24,	December 26,
	2016	2015
Private placement facilities ..........................................................................................................................................................	$342,857	$350,000
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	90,000
Note payable to bank at a weighted-average interest rate of 11.00% and 8.83%	33	5
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2018 at interest rates
ranging from 2.27% to 9.36%	37,146	38,215
Capital lease obligations payable through 2029 with interest rates
ranging from 1.38% to 16.90%	5,448	2,863
Total .......................................................................................................................................................................................	735,484	481,083
Less current maturities ................................................................................................................................................................	(17,460)	(17,331)
Total long-term debt ..........................................................................................................................................................	$718,024	$463,752

Stock Repurchases

From June 21, 2004 through September 24, 2016, we repurchased $2.0 billion, or 23,621,951 shares, under our common stock repurchase programs, with $50.0 million available as of September 24, 2016 for future common stock share repurchases.

On October 18, 2016, our Board of Directors authorized the repurchase of up to an additional $400.0 million in shares of our common stock.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 24, 2016 and the year ended December 26, 2015 are presented in the following table:

	September 24,	December 26,
	2016	2015
Balance, beginning of period ..................................................................................................................................................	$542,194	$564,527
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(51,265)	(82,563)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	20,584	18,936
Net income attributable to redeemable noncontrolling interests .....................................................................................................	34,849	43,588
Dividends declared ...............................................................................................................................................................	(25,869)	(32,706)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	1,228	(4,790)
Change in fair value of redeemable securities ............................................................................................................................	49,648	35,202
Balance, end of period ..........................................................................................................................................................	$571,369	$542,194

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

Accounting Pronouncement Adopted

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 prospectively in the third quarter of 2016. As a result, all deferred tax assets and liabilities will be presented as noncurrent on the consolidated balance sheet.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17 and prior periods have not been adjusted.

Recently Issued Accounting Standards

In March 2016, the FASB issued ASU No. 2016-09, Stock Compensation (Topic 718).  ASU 2016-09 contains amended guidance for share-based payment accounting.  ASU 2016-09 requires that all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement in the reporting period in which the awards vest or are exercised.  Excess tax benefits should be classified in the statement of cash flows as an operating activity instead of a financing activity.  Within the statement of cash flows, cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity.  Accounting for forfeitures can be accomplished via a policy election to either estimate the number of awards that are expected to vest or account for forfeitures at the time that they occur.  The threshold to qualify for equity accounting will be increased to permit withholding up to the maximum statutory tax rates in the applicable taxing jurisdictions.  The standard which requires the use of a modified retrospective transition approach will be effective for annual periods beginning after December 15, 2016.  Early adoption is permitted in any interim or annual period. We are currently evaluating the impact of ASU 2016-09 on our consolidated financial statements.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842).  ASU 2016-02 contains guidance on accounting for leases and requires that most lease assets and liabilities and the associated rights and obligations be recognized on the Company’s balance sheet.  ASU 2016-02 focuses on lease assets and lease liabilities by lessees classified as operating leases under previous generally accepted accounting principles.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.  ASU 2016-02 will require disclosures regarding the amount, timing and uncertainty of cash flows arising from leases.  The standard which requires the use of a modified retrospective approach will be effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. We are currently evaluating the impact of ASU 2016-02 on our consolidated financial statements.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 24, 2016 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 24, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 24, 2016, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

Except as disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended June 25, 2016, there have been no material changes from the risk factors disclosed in Part 1, Item 1A of our Annual Report on Form 10-K for the year ended December 26, 2015.

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

As of September 24, 2016, we had repurchased approximately $2.0 billion of common stock (23,621,951 shares) under these initiatives, with $50.0 million available as of September 24, 2016 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 24, 2016:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
06/26/16 through 07/30/16	21,556	$168.85	21,556	1,322,660
07/31/16 through 08/27/16	1,157,942	163.53	1,157,942	306,208
08/28/16 through 09/24/16	-	-	-	304,179
	1,179,498		1,179,498

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

On October 18, 2016, our Board of Directors authorized the repurchase of up to an additional $400.0 million in shares of our common stock.

ITEM 5.  OTHER INFORMATION

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced that we plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which will now result in the elimination of approximately 3% to 4% of our workforce.  The total costs associated with the actions to date for this restructuring include $34.9 million pre-tax, which was recorded in fiscal 2015 and $29.8 million pre-tax which has been recorded in the nine months ended September 24, 2016.

During the three months ended September 24, 2016 and September 26, 2015, we recorded restructuring costs of $5.4 million and $8.4 million, respectively.  During the nine months ended September 24, 2016 and September 26, 2015, we recorded restructuring costs of $29.8 million and $22.5 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

On October 28, 2016, we estimated the remaining restructuring costs to be recorded in the fourth quarter of 2016 to be in the range of $17 million to $22 million.

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

Dated: November 2, 2016