Form 10-K
period 2016-12-31
HENRY SCHEIN INC
filed 2017-02-21
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

YES:  X      NO: __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10‑K. X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer:  X                  Accelerated filer: __                Non-accelerated filer: __                Smaller reporting company: __

 (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES:  __     NO: X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, computed by reference to the closing sales price as quoted on the NASDAQ Global Select Market on June 25, 2016, was approximately $13,826,764,000.

As of February 16, 2017, there were 79,196,697 shares of registrant’s Common Stock, par value $.01 per share, outstanding.

Documents Incorporated by Reference:

Portions of the Registrant’s definitive proxy statement to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (December 31, 2016) are incorporated by reference in Part III hereof.

TABLE OF CONTENTS

		Page
		Number

PART I.
ITEM 1.	Business...	3
ITEM 1A.	Risk Factors...	20
ITEM 1B.	Unresolved Staff Comments...	33
ITEM 2.	Properties...	34
ITEM 3.	Legal Proceedings...	35
ITEM 4.	Mine Safety Disclosures...	35

PART II
ITEM 5.	Market for Registrant's Common Equity, Related Stockholder Matters
	and Issuer Purchases of Equity Securities..................................................................................................................................................................................	36
ITEM 6.	Selected Financial Data...	39
ITEM 7.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations...	41
ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................................................................................................................................	67
ITEM 8.	Financial Statements and Supplementary Data.................................................................................................................................................................................	68
ITEM 9.	Changes in and Disagreements With Accountants on Accounting
	and Financial Disclosure...	112
ITEM 9A.	Controls and Procedures...	112
ITEM 9B.	Other Information...	115

PART III
ITEM 10.	Directors, Executive Officers and Corporate Governance................................................................................................................................................................	115
ITEM 11.	Executive Compensation...	115
ITEM 12.	Security Ownership of Certain Beneficial Owners and Management
	and Related Stockholder Matters................................................................................................................................................................................................	116
ITEM 13.	Certain Relationships and Related Transactions, and Director Independence...................................................................................................................................	116
ITEM 14.	Principal Accountant Fees and Services...........................................................................................................................................................................................	116

PART IV
ITEM 15.	Exhibits, Financial Statement Schedules..........................................................................................................................................................................................	117
ITEM 16.	Form 10-K Summary...	117
	Signatures...	118
	Exhibit Index...	121

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

We are headquartered in Melville, New York, employ more than 21,000 people (of which more than 10,500 are based outside the United States) and have operations or affiliates in 33 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

We offer a comprehensive selection of products and services and value-added solutions for operating efficient practices and delivering high quality care.  We operate through a centralized and automated distribution network with a selection of more than 120,000 branded products and Henry Schein private brand products in stock, as well as more than 180,000 additional products available as special order items.  We also offer our customers exclusive, innovative technology solutions, including practice management software and e-commerce solutions, as well as a broad range of financial services.

We have established over 4.5 million square feet of space in 62 strategically located distribution centers around the world to enable us to better serve our customers and increase our operating efficiency.  This infrastructure, together with broad product and service offerings at competitive prices, and a strong commitment to customer service, enables us to be a single source of supply for our customers’ needs.  Our infrastructure also allows us to provide convenient ordering and rapid, accurate and complete order fulfillment.

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

Industry

The health care products distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2016 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

Competitive Strengths

We have more than 84 years of experience in distributing products to health care practitioners resulting in strong awareness of the Henry Schein® brand.  Our competitive strengths include:

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

Direct sales and marketing expertise.  Our sales and marketing efforts are designed to establish and solidify customer relationships through personal visits by field sales representatives, frequent direct marketing and telesales contact, emphasizing our broad product lines, including exclusive distribution agreements, competitive prices and ease of order placement.  The key elements of our direct sales and marketing efforts are:

•

Field sales consultants.  We have approximately 3,800 field sales consultants, including equipment sales specialists, covering major North American, European and other international markets.  These consultants complement our direct marketing and telesales efforts and enable us to better market, service and support the sale of more sophisticated products and equipment.

•

Direct marketing.  During 2016, we distributed approximately 34 million pieces of direct marketing material, including catalogs, flyers, order stuffers and other promotional materials to existing and potential office-based health care customers.

•

Telesales.  We support our direct marketing effort with approximately 2,200 inbound and outbound telesales representatives, who facilitate order processing and generate new sales through direct and frequent contact with customers.

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

Broad product and service offerings at competitive prices. We offer a broad range of products and services to our customers, at competitive prices, in the following categories:

•

Consumable supplies and equipment.  We offer over 120,000 Stock Keeping Units, or SKUs, to our customers.  Of the SKUs offered, approximately 51,000 are offered to our dental customers, approximately 12,000 to our animal health customers and approximately 55,000 to our medical customers.  We offer over 180,000 additional SKUs to our customers in the form of special order items.

•

Technology and other value-added products and services.  We sell practice management software systems to our dental, animal health and medical customers.  Our practice management solutions provide practitioners with electronic medical records, patient treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs.  As of December 31, 2016, we had an active user base of more than 95,000 practices, including users of Dentrix® Dental Systems, Dentrix® Enterprise, Dentrix® Dental VisionTM, Dentrix Ascend®, Easy Dental®, OasisTM, Evolution® and EXACT®, Gesden®, Julie®Software, Power Practice® Px, AxiUmTM, EndoVision®, PerioVision®, OMSVision® and Viive® for dental practices; Advantage+TM, AVImark®, DVM Manager®, InfinityTM, Triple Crown®, Vetstreet®, VisionVPMTM, Robovet®, and RxWorks® for animal health practices; and MicroMD® for physician practices.

•

Repair services.  We have over 200 equipment sales and service centers worldwide that provide a variety of repair, installation and technical services for our health care customers.  Our technicians provide installation and repair services for: dental handpieces; dental, animal health and medical small equipment; table top sterilizers; and large dental equipment.

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

Commitment to superior customer service.  We maintain a strong commitment to providing superior customer service.  We frequently monitor our customer service through customer surveys, focus groups and statistical reports.  Our customer service policy primarily focuses on:

•

Exceptional order fulfillment.  We ship an average of approximately 174,000 cartons daily.  Approximately 99% of items ordered are shipped without back ordering and are shipped on the same business day the order is received.

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

Cost-effective purchasing.  We believe that cost-effective purchasing is a key element to maintaining and enhancing our position as a competitive-pricing provider of health care products.  We continuously evaluate our purchase requirements and suppliers’ offerings and prices in order to obtain products at the lowest possible cost.  In 2016, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 34% and 6%, respectively, of our aggregate purchases.

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

Products

The following table sets forth the percentage of consolidated net sales by principal categories of products offered through our health care distribution and technology reportable segments:

		2016	2015	2014
Health care distribution:
	Dental products (1) ...........................................................................................................................................................	48.0%	49.6%	51.9%
	Animal health products (2) .................................................................................................................................................	28.1	27.5	27.9
	Medical products (3) .........................................................................................................................................................	20.2	19.5	16.8

	Total health care distribution ...........................................................................................................................................	96.3	96.6	96.6

Technology:
	Software and related products and
	other value-added products (4) ................................................................................................................................	3.7	3.4	3.4

Total ......................................................................................................................................................................................		100.0%	100.0%	100.0%

(1)	Includes infection-control products, handpieces, preventatives, impression materials, composites, anesthetics, teeth, dental implants,
	gypsum, acrylics, articulators, abrasives, dental chairs, delivery units and lights, X-ray supplies and equipment, equipment
	repair and high-tech and digital restoration equipment.

(2)	Includes branded and generic pharmaceuticals, surgical and consumable products and services and equipment.

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

Markets Served

Demographic trends indicate that our markets are growing, as an aging U.S. population is increasingly using health care services.  Between 2016 and 2026, the 45 and older population is expected to grow by approximately 12%.  Between 2016 and 2036, this age group is expected to grow by approximately 25%.  This compares with expected total U.S. population growth rates of approximately 8% between 2016 and 2026 and approximately 15% between 2016 and 2036.

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

Governmental Regulations

Operating, Security and Licensure Standards

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Among the United States federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended (“FDC Act”), and Section 361 of the Public Health Service Act.  We are also subject to comparable foreign regulations.

The FDC Act and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act, which provides authority to prevent the spread of communicable diseases, serves as the legal basis for the United States Food and Drug Administration’s (“FDA”) regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”

The Federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), is being phased in over ten years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, subject to certain enforcement delays by the FDA, and will continue to be implemented.  The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.

The DSCSA also establishes certain requirements for the licensing and operation of prescription drug wholesalers and third party logistics providers (“3PLs”), and includes the creation of national wholesaler and 3PL licenses in cases where states do not license such entities.  The DSCSA requires that wholesalers and 3PLs distribute drugs in accordance with certain standards regarding the recordkeeping, storage and handling of prescription drugs.  The DSCSA requires wholesalers and 3PLs to submit annual reports to the FDA, which include information regarding each state where the wholesaler or 3PL is licensed, the name and address of each facility and contact information.  According to FDA guidance, states are pre-empted from imposing any licensing requirements that are inconsistent with, less stringent than, directly related to, or covered by the standards established by federal law in this area.  Current state licensing requirements will likely remain in effect until the FDA issues new regulations as directed by the DSCSA.

We believe that we are substantially compliant with applicable DSCSA requirements.

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDC Act to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system.  The FDA is phasing in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database.  The UDI regulations provide for certain exceptions, alternatives and time extensions.  For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files).  Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.

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

Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the United States Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example, human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue.  We are also subject to foreign government regulation of such products.  The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Foreign regulations subject us to similar foreign enforcement powers.  Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls of products we sell, which could result in financial losses and potential reputational harm.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

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

Antitrust

The U.S. federal government, most U.S. states and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive.  Violations of antitrust laws can result in various sanctions, including criminal and civil penalties.  Private plaintiffs also could bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages.

Health Care Fraud

Certain of our businesses are subject to federal and state (and similar foreign) health care fraud and abuse, referral and reimbursement laws and regulations with respect to their operations.  Some of these laws, referred to as “false claims laws,” prohibit the submission or causing the submission of false or fraudulent claims for reimbursement to federal, state and other health care payers and programs.  Other laws, referred to as “anti-

kickback laws,” prohibit soliciting, offering, receiving or paying remuneration in order to induce the referral of a patient or ordering, purchasing, leasing or arranging for or recommending ordering, purchasing or leasing, of items or services that are paid for by federal, state and other health care payers and programs.

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and, in accordance with an interim final rule published by the Department Justice on June 30, 2016, which substantially increased maximum civil penalties for False Claims Act violations, the amounts for civil penalties assessed after August 1, 2016, whose associated violations occurred after November 2, 2015, were increased from $11,000 per claim for pre-November 2, 2011 violations to up to $21,563 per claim.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

The United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, German anti-corruption laws and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President and majorities in both houses of Congress have stated their intention to repeal the Health Care Reform Law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers with regard to payments or other transfers of value made to certain practitioners (including physicians, dentists and teaching hospitals), and for such manufacturers and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  The Centers for Medicine and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians will be required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally will consolidate three current programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) programs into a single program in which Medicare reimbursement to eligible clinicians will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  The final rule was published in the Federal Register on November 4, 2016 and announced some flexibilities that allow eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

Federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives, if they meaningfully use certified EHR technology in accordance with applicable and evolving requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services (“HHS”).

The use of certified EHR technology will continue as a feature of MACRA’s MIPS program, and in connection with this, Medicare EHR program payment adjustments to eligible clinicians will sunset at the end of 2018 and MIPS payment adjustments will begin on January 1, 2019.  The first performance period for MIPS began January 1, 2017, and will afford eligible clinicians different reporting options linked to the amount of data reported and the duration of the reporting period, with positive payment adjustments generally linked to more robust reporting.

On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, established the more challenging “Stage 3” criteria, made certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalized 2015 edition health information technology (HIT) certification criteria (which is now added to the existing 2014 edition HIT certification criteria, but not required until 2018).  Notably, under the new rules, compliance with Stage 3 standards is optional for providers in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently.  Developers and others involved in the manufacture of EHR program technology will have this interim period to develop and certify products and work with customers to implement products for the 2018 EHR program period.  In connection with the release of the October 6 rules, HHS has also stated that it will continue to modify applicable EHR program standards.  On November 14, 2016, CMS published a final rule that will impact Medicare and Medicaid EHR incentive programs through revisions to the objectives and measures for eligible hospitals, critical access hospitals and dual-eligible hospitals.

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

Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specific electronic transactions, such as transactions involving claims submissions to third party payers.  Certain of our businesses provide electronic practice management products that must meet these requirements.  Failure to abide by electronic health data transmission standards could expose us to breach of contract claims, substantial fines, penalties, and other liabilities and expenses, costs for remediation and harm to our reputation.

There may be additional legislative initiatives in the future impacting health care.

International Transactions

In addition, United States and foreign import and export laws and regulations require us to abide by certain standards relating to the importation and exportation of products.  We also are subject to certain laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, German anti-corruption laws and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, as well as other types of foreign requirements similar to those imposed in the United States.

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

Employees

As of December 31, 2016, we employed more than 21,000 full-time employees, including approximately 2,200 telesales representatives, 3,800 field sales consultants, including equipment sales specialists, 4,550 warehouse employees, 650 computer programmers and technicians, 1,025 management employees and 8,800 office, clerical and administrative employees.  Approximately 1,747, or 8%, of our employees were subject to collective bargaining agreements.  We believe that our relations with our employees are excellent.

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

Executive Officers of the Registrant

The following table sets forth certain information regarding our executive officers:

Name	Age	Position

Stanley M. Bergman ..........................................................................................................................................................	67	Chairman, Chief Executive Officer, Director
Gerald A. Benjamin ..........................................................................................................................................................	64	Executive Vice President, Chief Administrative Officer, Director
James P. Breslawski ..........................................................................................................................................................	63	President, Henry Schein and CEO, Global Dental Group, Director
Michael S. Ettinger ...........................................................................................................................................................	55	Senior Vice President, Corporate & Legal Affairs and Chief of Staff, Secretary
James A. Harding .............................................................................................................................................................	61	Senior Vice President, Chief Technology Officer
Peter McCarthy .................................................................................................................................................................	57	President, Global Animal Health Group
Lorelei McGlynn ...............................................................................................................................................................	53	Senior Vice President, Global Human Resources and Financial Operations
David C. McKinley ...........................................................................................................................................................	64	Chief Commercial Officer and President, Corporate Commercial Development
		Group
Bob Minowitz ...................................................................................................................................................................	58	President, International Dental Group, EMEA Region
Mark E. Mlotek ................................................................................................................................................................	61	Executive Vice President, Chief Strategic Officer, Director
Steven Paladino ................................................................................................................................................................	59	Executive Vice President, Chief Financial Officer, Director
Karen Prange.....................................................................................................................................................................	53	Executive Vice President and Chief Executive Officer, Global Animal Health,
		Medical and Dental Surgical Group
Michael Racioppi ..............................................................................................................................................................	62	Senior Vice President, Chief Merchandising Officer
Paul Rose .........................................................................................................................................................................	59	Senior Vice President, Global Supply Chain
Bridget A. Ross ................................................................................................................................................................	52	President, Global Medical Group
Walter Siegel ....................................................................................................................................................................	57	Senior Vice President and General Counsel

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

David C. McKinley has been Chief Commercial Officer and President, Corporate Commercial Development Group since 2016.  Before assuming his current position, Mr. McKinley was President of Henry Schein’s Medical Group since 2008.  Mr. McKinley was President of Henry Schein Practice Solutions from 2006 to 2008 and President of Dental Prosthetic Solutions from 2005 to 2006.  Prior to joining us, Mr. McKinley served as the Group Executive for Olympus Medical North America and as General Manager for the Bard Urology and Bard Germany businesses.  Mr. McKinley currently serves on the Health Industry Distributors Association (HIDA) Education Foundation.

Bob Minowitz has been President of Henry Schein’s International Dental Group since 2012 with the addition of responsibility for the EMEA region beginning in 2016.  Before assuming his current position, Mr. Minowitz held a number of key roles with increasing responsibility throughout the Company, including President, Henry Schein European Dental Group from 2009 to 2012, President, Henry Schein Western Europe, Middle East and Pacific Regions from 2006 to 2009, Managing Director, Henry Schein U.K. Holdings from 2004 to 2006, President Henry Schein Western Europe from 2004 to 2006 and President Henry Schein Europe from 2001 to 2004.  Prior to joining us, Mr. Minowitz was employed by Bristol-Myers Company as a Senior Internal Auditor.

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

Karen Prange has been Executive Vice President and Chief Executive Officer, Global Animal Health, Medical and Dental Surgical Group since 2016.  Before joining us, Ms. Prange was Senior Vice President and President, Urology and Pelvic Health at Boston Scientific Corporation since 2012 and held various positions of increasing responsibility at Johnson & Johnson, most recently as General Manager of the Micrus Endovascular and Codman Neurovascular businesses.  Ms. Prange is a member of the Committee of 200 (C200), a membership organization of the world’s most successful women entrepreneurs and corporate innovators.

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

Bridget A. Ross  has been our President, Global Medical Group since February 2017.  Before joining us, Ms. Ross was Vice President of Commercial Operations, North America for Johnson & Johnson’s Medical Devices Group.  During her 28-year career at Johnson & Johnson, Ms. Ross held roles including Global President of Acclarent, Inc. and Global President for Ethicon’s Women’s Health & Urology, both Johnson & Johnson Medical Device companies.

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

Uncertain global macro-economic and political conditions that affect the economy and the economic outlook of the United States, Europe and other parts of the world could materially adversely affect our results of operations and financial condition. These uncertainties, include, among other things:

•

the United Kingdom’s vote to leave the European Union (generally referred to as Brexit) and any other similar referenda or actions by other European Union member countries (during 2016, approximately 7% of our consolidated net sales were invoiced to customers in the U.K. and approximately 26% of our consolidated net sales were invoiced to customers in Europe overall, including the U.K.);

•	election results;

•	changes to laws and policies governing foreign trade (including, without limitation, North American Free Trade Agreement (NAFTA) and other international trade agreements);

•	greater restrictions on imports and exports;

•	changes in laws and policies governing health care, including, without limitation possible repeal of the United States Health Care Reform Law;
•	tariffs and sanctions;

•	sovereign debt levels;

•	the inability of political institutions to effectively resolve actual or perceived economic, currency or budgetary crises or issues;

•	consumer confidence;

•	unemployment levels (and a corresponding increase in the uninsured and underinsured population);

•	changes in regulatory and tax regulations;

•	increases in interest rates;

•	availability of capital;

•	increases in fuel and energy costs;

•	changes in tax rates and the availability of certain tax deductions;

•	increases in health care costs;
•	the threat or outbreak of terrorism or public unrest; and

•	changes in laws and policies governing manufacturing, development and investment in territories and countries where we do business

Additionally, changes in government, government debt and/or budget crises may lead to reductions in government spending in certain countries, which could reduce overall health care spending, and/or higher income or corporate taxes, which could depress spending overall.

Recessionary conditions and depressed levels of consumer and commercial spending may also cause customers to reduce, modify, delay or cancel plans to purchase our products and may cause suppliers to reduce their output or change their terms of sale.  We generally sell products to customers with payment terms.  If customers’ cash flow or operating and financial performance deteriorates, or if they are unable to make scheduled payments or obtain credit, they may not be able to pay, or may delay payment to us.  Likewise, for similar reasons suppliers may restrict credit or impose different payment terms.  Any inability of current and/or potential customers to pay us for our products and/or services or any demands by suppliers for different payment terms may materially adversely affect our results of operations and financial condition.

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

The health care industry is highly regulated and subject to changing political, economic and regulatory influences.  In recent years, the health care industry has undergone, and is in the process of undergoing, significant changes driven by various efforts to reduce costs, including, among other things: trends toward managed care; consolidation of health care distribution companies; consolidation of health care manufacturers; collective purchasing arrangements and consolidation among office-based health care practitioners; and changes in reimbursements to customers, as well as growing enforcement activities (and related monetary recoveries) by governmental officials.  Both our profitability and the profitability of our customers may be materially adversely affected by laws and regulations reducing reimbursement rates for pharmaceuticals and/or medical treatments or services, changing the methodology by which reimbursement levels are determined and, in the case of animal health practitioners, changes in the use of feed additives (including, without limitation, antibiotics and growth promotants) used in the production of animal products due to trade restrictions, animal welfare and/or government regulations; and changes in customer buying habits (including customers purchasing animal health pharmaceuticals outside the veterinarians’ offices).  If we are unable to react effectively to these and other changes in the health care industry, our financial results could be materially adversely affected.

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

The Health Care Reform Law contains many provisions designed to generate the revenues necessary to fund the coverage expansions and to reduce costs of Medicare and Medicaid, including imposing a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013, and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may adversely affect sales and cost of goods sold.   However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President and the majorities in both houses of Congress have stated their intention to repeal the Health Care Reform Law. The uncertain status of the Health Care Reform Law also affects our ability to plan.

Another notable Medicare health care reform initiative, the MACRA, enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians will be required to participate in Medicare through MIPS or APMs.  MIPS generally will consolidate three current programs; the physician quality reporting system, the value-based payment modifier, and the Medicare EHR program into a single program in which Medicare reimbursement to eligible clinicians will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  The final rule was published in the Federal Register on November 4, 2016 and announced some flexibilities that will allow eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

The failure to comply with any of these regulations, or new interpretations of existing laws and regulations, or the imposition of any additional laws and regulations, could materially adversely affect our business.  There can be no assurance that current government regulations will not adversely affect our business.  The costs to us associated with complying with the various applicable statutes and regulations, as they now exist and as they may be modified, could be material.  Allegations by a governmental body that we have not complied with these laws could have a material adverse effect on our businesses.  While we believe that we are substantially compliant with applicable fraud and abuse and other laws and regulations, and believe we have adequate compliance programs and controls in place to ensure substantial compliance, if it is determined that we have not complied with these laws, we are potentially subject to penalties including warning letters, civil and criminal penalties, mandatory recall of product, seizure of product and injunction, consent decrees, and suspension or limitation of product sale and distribution.  If we enter into settlement agreements to resolve allegations of non-compliance, we could be required to make settlement payments or be subject to civil and criminal penalties, including fines and the loss of licenses.  Non-compliance with government requirements could adversely affect our ability to participate in federal and state government health care programs and damage our reputation.

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

The fraud and abuse regulations have been subject to varying interpretations, as well as heightened enforcement activity, over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and, in accordance with an interim final rule published by the Department of Justice on June 30, 2016, which substantially increased maximum civil penalties for False Claims Act violations, the amounts for civil penalties assessed after August 1, 2016, whose associated violations occurred after November 2, 2015, were increased from $11,000 per claim for pre-November 2, 2011 violations to up to $21,563 per claim.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

The United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, the German Anti-Corruption Law and other anti-bribery laws, anti-corruption laws, and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years.  Our businesses are generally subject to numerous other laws and regulations that could impact our financial results, including, without limitation, securities, antitrust and marketing laws and regulations.  Failure to comply with laws or regulations could have a material adverse effect on our business.

Failure to comply with fraud and abuse laws and regulations and other laws and regulations could result in significant civil and criminal penalties and costs, including the loss of licenses and the ability to participate in federal and state health care programs, and could have a material adverse effect on our business.  Also, these measures may be interpreted or applied by a prosecutorial, regulatory or judicial authority in a manner that could require us to make changes in our operations or incur substantial defense and settlement expenses.  Even unsuccessful challenges by regulatory authorities or private relators could result in reputational harm and the incurring of substantial costs.  In addition, many of these laws are vague or indefinite and have not been interpreted by the courts, and have been subject to frequent modification and varied interpretation by prosecutorial and regulatory authorities, increasing the risk of non‑compliance.  We may determine to enter into settlements, make payments, agree to consent decrees or enter into other arrangements to resolve such matters.  For example, one of our subsidiaries recently resolved an investigation by the Federal Trade Commission related to the manner in which it advertised certain data security features of its dental practice management software, which resulted in a consent order and fine.  Failure to comply with consent decrees could materially adversely affect our business.

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

Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specific electronic transactions, such as transactions involving claims submissions to third party payers.  Certain of our businesses provide electronic practice management products that must meet these requirements.  Failure to abide by electronic health data transmission standards could expose us to breach of contract claims, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation.

In addition, federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified EHR systems in accordance with applicable and evolving requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and ONC.

On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, established the more challenging “Stage 3” criteria, making certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalized 2015 edition health technology (HIT) certification criteria (which is now added to the existing 2014 edition HIT certification criteria, but not required until 2018).  Notably, under the new rules, compliance with Stage 3 standards is optional for providers in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently.  Developers and others involved in the manufacture of EHR program technology will have this interim period to develop and certify products, and work with customers to implement products for the 2018 EHR program period.  In connection with the release of the October 6 rules, HHS has also stated it will continue to modify applicable EHR program standards.  On November 14, 2016, CMS published a final rule that will impact Medicare and Medicaid EHR incentive programs through revisions to the objectives and measures for eligible hospitals, critical access hospitals, and dual-eligible hospitals.

In addition, under MACRA, which establishes MIPS, over the next few years the EHR program is expected to become part of a more comprehensive federal quality measurement and incentive program, apparently with modified applicable requirements, and CMS has indicated that it may even supplant certain Stage 3 rules with more streamlined MIPS approaches.  Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs, and therefore we must maintain compliance with, and are affected by, these changing governmental criteria.

Our global operations are subject to inherent risks that could materially adversely affect our business.

Global operations are subject to risks that may materially adversely affect our business.  The risks that our global operations are subject to include, among other things:

•	difficulties and costs relating to staffing and managing foreign operations;

•	difficulties in establishing channels of distribution;

•	fluctuations in the value of foreign currencies;

•	longer payment cycles of foreign customers and difficulty of collecting receivables in foreign jurisdictions;

•	repatriation of cash from our foreign operations to the United States;

•	regulatory requirements;

•	anti-bribery, anti-corruption and laws pertaining to the accuracy of our internal books and records;

•	unexpected difficulties in importing or exporting our products;

•	imposition of import/export tariffs, quotas, sanctions or penalties;

•	difficulties and delays inherent in sourcing products and contract manufacturing in foreign markets;

•	limitations on our ability under local laws to protect our intellectual property;

•	unexpected regulatory, legal, economic and political changes in foreign markets;

•	changes in tax regulations that influence purchases of capital equipment;

•	civil disturbances, geopolitical turmoil, including terrorism, war or political or military coups; and

•	public health emergencies.

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

There can be no assurance that our future acquisitions or joint ventures will be successful.  Our ability to continue to successfully effect acquisitions and joint ventures will depend upon the following:

•	the availability of suitable acquisition or joint venture candidates at acceptable prices;

•	our ability to consummate such transactions, which could potentially be prohibited due to U.S. or foreign antitrust regulations;

•	the availability of financing on acceptable terms, in the case of non-stock transactions;

•	the liquidity of our investments and our ability to raise capital could be affected by the financial credit markets; and

•	our ability to retain, recruit and incentivize the management of the companies we acquire.

Our acquisitions may not result in the benefits and revenue growth we expect.

We are in the process of integrating companies that we acquired and including the operations, services, products and personnel of each company within our management policies, procedures and strategies.  We cannot be sure that we will achieve the benefits of revenue growth that we expect from these acquisitions or that we will not incur unforeseen additional costs or expenses in connection with these acquisitions.  To effectively manage our expected future growth, we must continue to manage successfully our integration of these companies and continue to improve our operational systems, internal procedures, working capital management and financial and operational controls.  If we fail in any of these areas, our business could be materially adversely affected.

We face inherent risk of exposure to product liability, intellectual property infringement and other claims in the event that the use of the products we sell results in injury.

Our business involves a risk of product liability, intellectual property infringement and other claims in the ordinary course of business, and from time to time we are named as a defendant in cases as a result of our distribution of products.  Additionally, we own interests in companies that manufacture certain dental products.  As a result, we are subject to the potential risk of product liability, intellectual property infringement or other claims relating to the manufacture and distribution of products by those entities.  Additionally, as our private-label business continues to grow, purchasers of such products may increasingly seek recourse directly from us, rather than the ultimate product manufacturer, for product-related claims.  Another potential risk we face in the distribution of our products is liability resulting from counterfeit or tainted products infiltrating the supply chain.  In addition, some of the products that we transport and sell are considered hazardous materials.  The improper handling of such materials or accidents involving the transportation of such materials could subject us to liability.  We have various insurance policies, including product liability insurance, covering risks and in amounts that we consider adequate.  In many cases in which we have been sued in connection with products manufactured by others, the manufacturer of the product provides us with indemnification.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost, or that indemnification agreements will provide us with adequate protection.  A successful claim brought against us in excess of available insurance or not covered by indemnification agreements, or any claim that results in significant adverse publicity against us, could have a material adverse effect on our business and our reputation.

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

Security risks generally associated with our information systems and our technology products and services could materially adversely affect our business, and our results of operations could be materially adversely affected if our information systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, are subject to cyberattacks or fail for any extended period of time.

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

We have various insurance policies, including cyber liability insurance, covering risks and in amounts that we consider adequate.  There can be no assurance that the insurance coverage we maintain is sufficient or will be available in adequate amounts or at a reasonable cost.  Successful claims for misappropriation or release of confidential or personal data brought against us in excess of available insurance or fines or other penalties assessed or any claim that results in significant adverse publicity against us could have a material adverse effect on our business and our reputation.

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

Item 1B.  Unresolved Staff Comments

We have no unresolved comments from the staff of the SEC that were issued 180 days or more preceding the end of our 2016 fiscal year.

ITEM 2.  Properties

We own or lease the following properties with more than 100,000 square feet:

		Own or	Approximate	Lease Expiration
Property	Location	Lease	Square Footage	Date
Corporate Headquarters ..................................................................................................................................................	Melville, NY	Lease	185,000	June 2020
Corporate Headquarters ..................................................................................................................................................	Melville, NY	Own	105,000	N/A
Office and Distribution Center ...........................................................................................................................................	Reno, NV	Lease	236,000	December 2020
Office and Distribution Center ...........................................................................................................................................	Lyssach, Switzerland	Lease	180,000	June 2021
Office and Distribution Center ...........................................................................................................................................	Plymouth, MA	Lease	180,000	December 2017
Office and Distribution Center ...........................................................................................................................................	Tours, France	Own	166,000	N/A
Office and Distribution Center ...........................................................................................................................................	Gillingham, United Kingdom	Lease/Own	165,000	June 2033
Office and Distribution Center ...........................................................................................................................................	Eastern Creek, New South Wales, Australia	Lease	161,000	July 2030
Office and Distribution Center ...........................................................................................................................................	Langeskov, Denmark	Lease	157,000	August 2021
Office and Distribution Center ...........................................................................................................................................	Niagara on the Lake, Canada	Lease	128,000	September 2021
Office and Distribution Center ...........................................................................................................................................	Bastian, VA	Own	108,000	N/A
Office and Distribution Center ...........................................................................................................................................	West Allis, WI	Lease	106,000	October 2027
Office and Distribution Center ...........................................................................................................................................	Cuijk, Netherlands	Lease	101,000	May 2022
Distribution Center ........................................................................................................................................................	Denver, PA	Lease	624,000	December 2021
Distribution Center ........................................................................................................................................................	Indianapolis, IN	Lease	380,000	March 2022
Distribution Center ........................................................................................................................................................	Sparks, NV	Lease	370,000	December 2021
Distribution Center ........................................................................................................................................................	Indianapolis, IN	Own	287,000	N/A
Distribution Center ........................................................................................................................................................	Grapevine, TX	Lease	242,000	July 2018
Distribution Center ........................................................................................................................................................	Gallin, Germany	Own	215,000	N/A
Distribution Center ........................................................................................................................................................	Jacksonville, FL	Lease	212,000	February 2019
Distribution Center ........................................................................................................................................................	Heppenheim, Germany	Lease	194,000	March 2030
Distribution Center ........................................................................................................................................................	Fort Worth, TX	Lease	120,000	May 2021

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

As of December 31, 2016, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 4.  Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market tier of the NASDAQ Stock Market, or NASDAQ, under the symbol HSIC.  On October 2, 2007, our common stock became a component of the NASDAQ-100 stock market index.  The following table sets forth, for the periods indicated, the high and low reported sales prices of our common stock as reported on NASDAQ for each quarterly period in fiscal 2016 and 2015:

	High	Low
Fiscal 2016:
1st Quarter ..................................................................................................................................................................	$170.24	$142.64
2nd Quarter .................................................................................................................................................................	180.98	165.16
3rd Quarter ..................................................................................................................................................................	183.00	158.53
4th Quarter ..................................................................................................................................................................	164.48	146.23

Fiscal 2015:
1st Quarter ..................................................................................................................................................................	$143.89	$133.77
2nd Quarter .................................................................................................................................................................	146.45	135.80
3rd Quarter ..................................................................................................................................................................	149.95	126.17
4th Quarter ..................................................................................................................................................................	160.00	127.16

On February 16, 2017, there were approximately 450 holders of record of our common stock and the last reported sales price was $167.25.

Purchases of Equity Securities by the Issuer

Our share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $2.4 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $2.5 billion of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000
November 12, 2012	300,000,000
December 9, 2013	300,000,000
December 4, 2014	300,000,000
November 30, 2015	400,000,000
October 18, 2016	400,000,000

As of December 31, 2016, we had repurchased approximately $2.2 billion of common stock (24,903,293 shares) under these initiatives, with $250 million available for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended December 31, 2016:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
09/25/16 through 10/29/16	310,311	$153.44	310,311	2,695,108
10/30/16 through 11/26/16	971,031	156.95	971,031	1,653,658
11/27/16 through 12/31/16		-		1,647,881
	1,281,342		1,281,342

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

Dividend Policy

We have not declared any cash or stock dividends on our common stock during fiscal years 2016 or 2015.  We currently do not anticipate declaring any cash or stock dividends on our common stock in the foreseeable future.  We intend to retain earnings to finance the expansion of our business and for general corporate purposes, including our share repurchase program.  Any declaration of dividends will be at the discretion of our Board of Directors and will depend upon the earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends and other factors.

Stock Performance Graph

The graph below compares the cumulative total stockholder return on $100 invested, assuming the reinvestment of all dividends, on December 31, 2011, the last trading day before the beginning of our 2012 fiscal year, through the end of our 2016 fiscal year with the cumulative total return on $100 invested for the same period in the Dow Jones U.S. Health Care Index and the NASDAQ Stock Market Composite Index.

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN

ASSUMES $100 INVESTED ON DECEMBER 31, 2011
ASSUMES DIVIDENDS REINVESTED

	December 31,	December 29,	December 28,	December 27,	December 26,	December 31,
	2011	2012	2013	2014	2015	2016
Henry Schein, Inc. ................................................................................................................................................................	$100.00	$124.10	$177.60	$213.24	$243.81	$235.46

Dow Jones U.S. Health
Care Index .......................................................................................................................................................................	100.00	117.81	168.96	215.35	228.17	221.41

NASDAQ Stock Market
Composite Index ................................................................................................................................................................	100.00	115.15	163.76	191.63	203.61	219.89

ITEM 6.  Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 31, 2016, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our consolidated financial statements and notes thereto.  The selected financial data presented below should also be read in conjunction with ITEM 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and ITEM 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 31,	December 26,	December 27,	December 28,	December 29,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Income Statement Data:
Net sales ..................................................................................................................................................................................	$11,571,668	$10,629,719	$10,371,390	$9,560,647	$8,939,967
Gross profit ..............................................................................................................................................................................	3,233,969	3,012,259	2,911,315	2,656,014	2,507,513
Selling, general and administrative expenses .........................................................................................................................................	2,416,504	2,243,356	2,196,173	1,978,960	1,873,360
Restructuring costs (1) ..................................................................................................................................................................	45,891	34,931	-	-	15,192
Operating income ........................................................................................................................................................................	771,574	733,972	715,142	677,054	618,961
Other expense, net (2) ..................................................................................................................................................................	(15,739)	(13,214)	(5,830)	(12,360)	(14,773)
Income before taxes and equity in earnings
of affiliates ...........................................................................................................................................................................	755,835	720,758	709,312	664,694	604,188
Income taxes (3) ........................................................................................................................................................................	(217,958)	(211,391)	(215,610)	(190,891)	(187,858)
Equity in earnings of affiliates .........................................................................................................................................................	18,518	14,060	11,734	10,194	7,058
Loss on sale of equity investment (4) ................................................................................................................................................	-	-	-	(12,535)	-
Net income ...............................................................................................................................................................................	556,395	523,427	505,436	471,462	423,388
Less: Net income attributable to
noncontrolling interests ..............................................................................................................................................................	(49,617)	(44,369)	(39,359)	(39,908)	(35,312)
Net income attributable to Henry Schein, Inc. ........................................................................................................................................	$506,778	$479,058	$466,077	$431,554	$388,076

Earnings per share attributable to
Henry Schein, Inc.:

Basic ...................................................................................................................................................................................	$6.27	$5.78	$5.53	$5.02	$4.44
Diluted .................................................................................................................................................................................	6.19	5.69	5.44	4.93	4.32

Weighted-average common shares outstanding:
Basic ...................................................................................................................................................................................	80,820	82,844	84,265	85,926	87,499
Diluted .................................................................................................................................................................................	81,862	84,125	85,740	87,622	89,823

		Years ended
		December 31,	December 26,	December 27,	December 28,	December 29,
		2016	2015	2014	2013	2012
		(in thousands)

Net Sales by Market Data:
Health care distribution (5):
Dental ..................................................................................................................................................................................	.......................................................................................................................................................................................................	$5,555,299	$5,276,407	$5,381,215	$4,997,972	$4,774,482
Animal health .........................................................................................................................................................................	.......................................................................................................................................................................................................	3,253,095	2,921,624	2,898,612	2,599,461	2,321,151
Medical ................................................................................................................................................................................	.......................................................................................................................................................................................................	2,337,661	2,072,915	1,742,685	1,643,167	1,560,921
Total health care distribution ......................................................................................................................................................	.......................................................................................................................................................................................................	11,146,055	10,270,946	10,022,512	9,240,600	8,656,554
Technology and value-added services (6) ...........................................................................................................................................	.......................................................................................................................................................................................................	425,613	358,773	348,878	320,047	283,413
Total .................................................................................................................................................................................	.......................................................................................................................................................................................................	$11,571,668	$10,629,719	$10,371,390	$9,560,647	$8,939,967
		As of
		December 31,	December 26,	December 27,	December 28,	December 29,
		2016	2015	2014	2013	2012
		(in thousands)

Balance Sheet data:
Total assets ..............................................................................................................................................................................	.......................................................................................................................................................................................................	$6,730,396	$6,504,740	$6,138,807	$5,624,636	$5,333,997
Long-term debt ..........................................................................................................................................................................	.......................................................................................................................................................................................................	715,457	463,752	542,776	450,233	488,121
Redeemable noncontrolling interests .................................................................................................................................................	.......................................................................................................................................................................................................	607,636	542,194	564,527	497,539	435,175
Stockholders' equity ....................................................................................................................................................................	.......................................................................................................................................................................................................	2,800,804	2,886,814	2,816,445	2,788,001	2,615,864

(1)

Restructuring costs for the year ended December 31, 2016 consist primarily of severance costs, including severance pay and benefits of $40.7 million, facility closing costs of $3.6 million and other costs of $1.6 million. Restructuring costs for the year ended December 26, 2015 consist primarily of severance costs, including severance pay and benefits of $26.7 million, facility closing costs of $5.7 million and other costs of $2.5 million. Restructuring costs for the year ended December 29, 2012 consist primarily of severance costs, including severance pay and benefits of $12.8 million and facility closing costs of $2.4 million.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Plans of Restructuring” herein and the consolidated financial statements and related notes contained in ITEM 8.

(2)

Includes approximately $6.2 million of one-time expenses related to the refinancing of Henry Schein Animal Health debt in 2013.  These expenses reflect the non-cash write-off of deferred financing costs.

(3)

In 2015, there was a $6.3 million income tax benefit related to a favorable response to a tax petition, which allowed us to conclude that it is was more likely than not that certain unrecognized tax benefits, which had been previously reserved, would be realized.  In 2013, there was a $13.4 million reduction of our valuation allowance related to certain deferred tax assets related to tax loss carryforwards originating outside the United States.

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

ITEM 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Regarding Forward-Looking Statements

In accordance with the “Safe Harbor” provisions of the Private Securities Litigation Reform Act of 1995, we provide the following cautionary remarks regarding important factors that, among others, could cause future results to differ materially from the forward-looking statements, expectations and assumptions expressed or implied herein.  All forward-looking statements made by us are subject to risks and uncertainties and are not guarantees of future performance.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance and achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  These statements are identified by the use of such terms as “may,” “could,” “expect,” “intend,” “believe,” “plan,” “estimate,” “forecast,” “project,” “anticipate” or other comparable terms.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC).

Risk factors and uncertainties that could cause actual results to differ materially from current and historical results include, but are not limited to: effects of a highly competitive and consolidating market; our dependence on third parties for the manufacture and supply of our products; our dependence upon sales personnel, customers, suppliers and manufacturers; our dependence on our senior management; fluctuations in quarterly earnings; risks from expansion of customer purchasing power and multi-tiered costing structures; increases in shipping costs for our products or other service issues with our third-party shippers; general global macro-economic conditions; risks associated with currency fluctuations; risks associated with political and economic uncertainty; disruptions in financial markets; volatility of the market price of our common stock; changes in the health care industry; implementation of health care laws; failure to comply with regulatory requirements and data privacy laws; risks associated with our global operations; transitional challenges associated with acquisitions and joint ventures, including the failure to achieve anticipated synergies; financial risks associated with acquisitions and joint ventures; litigation risks; the dependence on our continued product development, technical support and successful marketing in the technology segment; increased competition by third party online commerce sites; risks from disruption to our information systems; cyberattacks or other privacy or data security breaches; certain provisions in our governing documents that may discourage third-party acquisitions of us; and changes in tax legislation. The order in which these factors appear should not be construed to indicate their relative importance or priority.

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

We are headquartered in Melville, New York, employ more than 21,000 people (of which more than 10,500 are based outside the United States) and have operations or affiliates in 33 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Iceland, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

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

Industry Consolidation

The health care products distribution industry, as it relates to office-based health care practitioners, is fragmented and diverse.  This industry, which encompasses the dental, animal health and medical markets, was estimated to produce revenues of approximately $45 billion in 2016 in the global markets.  The industry ranges from sole practitioners working out of relatively small offices to group practices or service organizations ranging in size from a few practitioners to a large number of practitioners who have combined or otherwise associated their practices.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President and the majorities in both houses of Congress have stated their intention to repeal the Health Care Reform Law.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, has imposed new reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  The Centers for Medicare and Medicaid Services (“CMS”) publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians will be required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally will consolidate three current programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program, into a single program in which Medicare reimbursement to eligible clinicians will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  The final rule was published in the Federal Register on November 4, 2016 and allow eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act, relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and, in accordance with an interim final rule published by the Department of Justice on June 30, 2016, which substantially increased maximum civil penalties for False Claims Act violations, the amounts for civil penalties assessed after August 1, 2016, whose associated violations occurred after November 2, 2015, were increased from $11,000 per claim for pre-November 2, 2011 violations up to $21,563 per claim.  Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

The United States government (among others) has expressed concerns about financial relationships between suppliers on the one hand and physicians and dentists on the other.  As a result, we regularly review and revise our marketing practices as necessary to facilitate compliance.

We also are subject to certain United States and foreign laws and regulations concerning the conduct of our foreign operations, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, German anti-corruption laws and other anti-bribery laws and laws pertaining to the accuracy of our internal books and records, which have been the focus of increasing enforcement activity globally in recent years.

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

Operating, Security and Licensure Standards

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to various local, state, federal and foreign governmental laws and regulations applicable to the distribution of pharmaceuticals and medical devices.  Among the United States federal laws applicable to us are the Controlled Substances Act, the Federal Food, Drug, and Cosmetic Act, as amended (“FDC Act”), and Section 361 of the Public Health Service Act.  We are also subject to comparable foreign regulations.

The FDC Act and similar foreign laws generally regulate the introduction, manufacture, advertising, labeling, packaging, storage, handling, reporting, marketing and distribution of, and record keeping for, pharmaceuticals and medical devices shipped in interstate commerce, and states may similarly regulate such activities within the state.  Section 361 of the Public Health Service Act, which provides authority to prevent the spread of communicable diseases, serves as the legal basis for the United States Food and Drug Administration’s (“FDA”) regulation of human cells, tissues and cellular and tissue-based products, also known as “HCT/P products.”

The Federal Drug Quality and Security Act of 2013 brought about significant changes with respect to pharmaceutical supply chain requirements and pre-empts state law.  Title II of this measure, known as the Drug Supply Chain Security Act (“DSCSA”), is being phased in over a period of ten years, and is intended to build a national electronic, interoperable system to identify and trace certain prescription drugs as they are distributed in the United States.  The law’s track and trace requirements applicable to manufacturers, wholesalers, repackagers and dispensers (e.g., pharmacies) of prescription drugs took effect in January 2015, and will continue to be implemented.  The DSCSA product tracing requirements replace the former FDA drug pedigree requirements and pre-empt state requirements that are inconsistent with, more stringent than, or in addition to, the DSCSA requirements.

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

The Food and Drug Administration Amendments Act of 2007 and the Food and Drug Administration Safety and Innovation Act of 2012 amended the FDCA to require the FDA to promulgate regulations to implement a unique device identification (“UDI”) system.  The FDA is phasing in the implementation of the UDI regulations over seven years, generally beginning with the highest-risk devices (i.e., Class III medical devices) and ending with the lowest-risk devices.  The UDI regulations require “labelers” to include unique device identifiers (“UDIs”), with a content and format prescribed by the FDA and issued under a system operated by an FDA-accredited issuing agency, on the labels and packages of medical devices, and to directly mark certain devices with UDIs.  The UDI regulations also require labelers to submit certain information concerning UDI-labeled devices to the FDA, much of which information is publicly available on an FDA database, the Global Unique Device Identification Database.   The UDI regulations provide for certain exceptions, alternatives and time extensions.  For example, the UDI regulations include a general exception for Class I devices exempt from the Quality System Regulation (other than record-keeping requirements and complaint files).  Regulated labelers include entities such as device manufacturers, repackagers, reprocessors and relabelers that cause a device’s label to be applied or modified, with the intent that the device will be commercially distributed without any subsequent replacement or modification of the label, and include certain of our businesses.

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

Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the United States Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example, human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue.  We are also subject to foreign government regulation of such products.  The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Foreign regulations subject us to similar foreign enforcement powers.  Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls of products we sell, which could result in financial losses and potential reputational harm.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

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

Antitrust

The U.S. federal government, most U.S. states and many foreign countries have antitrust laws that prohibit certain types of conduct deemed to be anti-competitive.  Violations of antitrust laws can result in various sanctions, including criminal and civil penalties.  Private plaintiffs also could bring civil lawsuits against us in the United States for alleged antitrust law violations, including claims for treble damages.

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

Federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified EHR technology in accordance with applicable and evolving requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of the Department of Health and Human Services (“HHS”).

The use of certified EHR technology will continue as a feature of MACRA’s MIPS program, and in connection with this, Medicare EHR program payment adjustments to eligible professionals will sunset at the end of 2018 and MIPS payment adjustments will begin on January 1, 2019.  The first performance period for MIPS began  January 1, 2017, and will afford eligible clinicians different reporting options linked to the amount of data reported and the duration of the reporting period, with positive payment adjustments generally linked to more robust reporting.

On October 6, 2015, CMS and ONC released comprehensive final rules with respect to the EHR program that, among other things, established the more challenging “Stage 3” criteria, made certain adjustments to Stage 1 and Stage 2 standards (e.g., reducing the 2015 reporting period from a full year to 90 days), and finalized 2015 edition health information technology (HIT) certification criteria (which is now added to the existing 2014 edition HIT certification criteria, but not required until 2018).  Notably, under the new rules, compliance with Stage 3 standards is optional for providers in 2017, and would generally be required for all eligible providers (regardless of prior participation in the EHR incentive program) for 2018 reporting periods and subsequently.  Developers and others involved in the manufacture of EHR program technology will have this interim period to develop and certify products, and work with customers to implement products for the 2018 EHR program period.  In connection with the release of the October 6 rules, HHS has also stated that it will continue to modify applicable EHR program standards.  On November 14, 2016, CMS published a final rule that will impact Medicare and Medicaid EHR incentive programs through revisions to the objectives and measures for eligible hospitals, critical access hospitals and dual-eligible hospitals.

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

Other health information standards, such as regulations under HIPAA, establish standards regarding electronic health data transmissions and transaction code set rules for specific electronic transactions, such as transactions involving claims submissions to third party payers. Certain of our businesses provide electronic practice management products that must meet these requirements. Failure to abide by electronic health data transmission standards could expose us to breach of contract claims, substantial fines, penalties, and other liabilities and expenses, costs for remediation and harm to our reputation.

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

Results of Operations

The following tables summarize the significant components of our operating results and cash flows for each of the three years ended December 31, 2016, December 26, 2015 and December 27, 2014 (in thousands):

	Years Ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Operating results:
Net sales ..............................................................................................................................................................................	$11,571,668	$10,629,719	$10,371,390
Cost of sales ........................................................................................................................................................................	8,337,699	7,617,460	7,460,075
Gross profit ......................................................................................................................................................................	3,233,969	3,012,259	2,911,315
Operating expenses:
Selling, general and administrative .......................................................................................................................................	2,416,504	2,243,356	2,196,173
Restructuring costs ............................................................................................................................................................	45,891	34,931	-
Operating income ..........................................................................................................................................................	$771,574	$733,972	$715,142

Other expense, net .................................................................................................................................................................	$(15,739)	$(13,214)	$(5,830)
Net income ..........................................................................................................................................................................	556,395	523,427	505,436
Net income attributable to Henry Schein, Inc. ............................................................................................................................	506,778	479,058	466,077
	Years Ended
	December 31,	December 26,	December 27,
	2016	2015	2014

Cash flows:
Net cash provided by operating activities ...................................................................................................................................	$615,461	$586,841	$592,504
Net cash used in investing activities ..........................................................................................................................................	(316,422)	(260,031)	(516,639)
Net cash used in financing activities .........................................................................................................................................	(300,229)	(319,371)	(154,647)

Plans of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced our plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which ultimately resulted in the elimination of approximately 900 positions, representing slightly more than 4% of our workforce.  The total costs associated with the actions to date for this restructuring include $34.9 million pre-tax, which was recorded in fiscal 2015 and $45.9 million pre-tax, which has been recorded in fiscal 2016.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

As of December 31, 2016 our restructuring activities are complete and we do not expect to incur any additional restructuring charges in fiscal 2017.

2016 Compared to 2015

Net Sales

Net sales for 2016 and 2015 were as follows (in thousands):

			% of		% of	Increase
		2016	Total	2015	Total	$	%
Health care distribution (1):
	Dental ..........................................................................................................................................................................................	$5,555,299	48.0%	$5,276,407	49.6%	$278,892	5.3%
	Animal health ..................................................................................................................................................................................	3,253,095	28.1	2,921,624	27.5	331,471	11.3
	Medical .........................................................................................................................................................................................	2,337,661	20.2	2,072,915	19.5	264,746	12.8
	Total health care distribution ..............................................................................................................................................................	11,146,055	96.3	10,270,946	96.6	875,109	8.5
Technology and value-added services (2).......................................................................................................................................................		425,613	3.7	358,773	3.4	66,840	18.6
	Total .........................................................................................................................................................................................	$11,571,668	100.0%	$10,629,719	100.0%	$941,949	8.9

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

The fiscal year ended December 31, 2016 consisted of 53 weeks as compared to the fiscal year ended December 26, 2015, which consisted of 52 weeks.

The $941.9 million, or 8.9%, increase in net sales for the year ended December 31, 2016 includes an increase of 10.1% local currency growth (6.7% increase in internally generated revenue, 1.5% impact from extra week and 1.9% growth from acquisitions) partially offset by a decrease of 1.2% related to foreign currency exchange.

The $278.9 million, or 5.3%, increase in dental net sales for the year ended December 31, 2016 includes an increase of 6.2% in local currencies (3.2% increase in internally generated revenue, 1.5% impact from extra week and 1.5% growth from acquisitions) offset by a decrease of 0.9% related to foreign currency exchange.  The 6.2% increase in local currency sales was due to increases in dental equipment sales and service revenues of 9.0% (5.1% increase in internally generated revenue, 2.5% impact from extra week and 1.4% growth from acquisitions) and dental consumable merchandise sales growth of 5.3% (2.6% increase in internally generated revenue, 1.2% impact from extra week and 1.5% growth from acquisitions).

The $331.5 million, or 11.3%, increase in animal health net sales for the year ended December 31, 2016 includes an increase of 13.9% local currency growth (9.6% increase in internally generated revenue, 1.5% impact from extra week and 2.8% growth from acquisitions) partially offset by a decrease of 2.6% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 7.1%.

The $264.7 million, or 12.8%, increase in medical net sales for the year ended December 31, 2016 includes an increase of 12.8% local currency growth (11.1% increase in internally generated revenue and 1.7% impact from extra week).  The growth in internally generated medical revenue is affected by certain sales being recognized on a gross basis in 2016 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 7.9%.

The $66.8 million, or 18.6%, increase in technology and value-added services net sales for the year ended December 31, 2016 includes an increase of 20.0% local currency growth (7.9% increase in internally generated revenue, 0.9% impact from extra week and 11.2% growth from acquisitions) partially offset by a decrease of 1.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margins for 2016 and 2015 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2016	Margin %	2015	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$2,953,140	26.5%	$2,768,676	27.0%	$184,464	6.7%
Technology and value-added services .......................................................................................................................................................	280,829	66.0	243,583	67.9	37,246	15.3
Total .........................................................................................................................................................................................	$3,233,969	27.9	$3,012,259	28.3	$221,710	7.4

Gross profit increased $221.7 million, or 7.4%, for the year ended December 31, 2016 compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $184.5 million, or 6.7%, for the year ended December 31, 2016 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.5% for the year ended December 31, 2016 from 27.0% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $170.8 million gross profit increase from growth in internally generated revenue and $60.9 million is attributable to acquisitions.  These increases were partially offset by a $47.2 million decline in gross profit due primarily to the effects of foreign exchange on revenues and the decrease in the gross margin rates.

Technology and value-added services gross profit increased $37.2 million, or 15.3%, for the year ended December 31, 2016 compared to the prior year period.  Technology and value-added services gross profit margin decreased to 66.0% for the year ended December 31, 2016 from 67.9% for the comparable prior year period.  Acquisitions accounted for $18.5 million of our gross profit increase within our technology and value-added services segment for the year ended December 31, 2016 compared to the prior year period. The remaining increase of $18.7 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2016 and 2015 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2016	Net Sales	2015	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$2,256,952	20.2%	$2,108,213	20.5%	$148,739	7.1%
Technology and value-added services ......................................................................................................................................................	159,552	37.5	135,143	37.7	24,409	18.1
Total ........................................................................................................................................................................................	$2,416,504	20.9	$2,243,356	21.1	$173,148	7.7

Selling, general and administrative expenses increased $173.1 million, or 7.7%, for the year ended December 31, 2016 from the comparable prior year period.  The $148.7 million increase in selling, general and administrative expenses within our health care distribution segment for the year ended December 31, 2016 as compared to the prior year period was attributable to $57.6 million of additional costs from acquired companies, and $91.1 million of additional operating costs.  The $24.4 million increase in selling, general and administrative expenses within our technology and value-added services segment for the year ended December 31, 2016 as compared to the prior year period was attributable to $15.2 million of additional costs from acquired companies and $9.2 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.9% from 21.1% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $104.2 million, or 7.6%, for the year ended December 31, 2016 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.8% from 13.0% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $68.9 million, or 8.0%, for the year ended December 31, 2016 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 8.1% from 8.2% for the comparable prior year period.

Other Expense, Net

Other expense, net for the years ended 2016 and 2015 was as follows (in thousands):

			Variance
	2016	2015	$	%
Interest income ........................................................................................................................................................................	$13,275	$12,935	$340	2.6%
Interest expense .......................................................................................................................................................................	(31,893)	(26,008)	(5,885)	(22.6)
Other, net ..............................................................................................................................................................................	2,879	(141)	3,020	2,141.8
Other expense, net .............................................................................................................................................................	$(15,739)	$(13,214)	$(2,525)	(19.1)

Other expense, net increased $2.5 million to $15.7 million for the year ended December 31, 2016 from the comparable prior year period.  Interest expense increased $5.9 million primarily due to increased borrowings under our bank credit lines and our U.S. trade accounts receivable securitization.  Higher interest rates also contributed to the increase in interest expense.  Other, net increased by $3.0 million due primarily to investment proceeds received in the first quarter of 2016.

Income Taxes

For the year ended December 31, 2016, our effective tax rate was 28.8% compared to 29.3% for the prior year period.  During the second quarter of 2016, the effective tax rate was affected by a federal tax audit settlement, which reduced our income tax expense by approximately $4.5 million.

During the third quarter of 2015, we received a favorable response to a tax petition, which allowed us to conclude that it was more likely than not that certain unrecognized tax benefits, which had been previously reserved, would be realized.  As a result, our provision for income taxes in 2015 included a $6.3 million income tax benefit.

Absent the effects of this income tax benefit in the third quarter of 2015, our effective tax rate for the year ended December 26, 2015 would have been 30.2% as compared to our actual effective tax rate of 29.3%.  The remaining difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to state and foreign income taxes and interest expense.  For 2017, we expect our effective tax rate to be in the range of 28%.

Net Income

Net income increased $33.0 million, or 6.3%, for the year ended December 31, 2016, compared to the prior year period due to the factors noted above.

2015 Compared to 2014

Net Sales

Net sales for 2015 and 2014 were as follows (in thousands):

			% of		% of	Increase/(Decrease)
		2015	Total	2014	Total	$	%
Health care distribution (1):
	Dental ..........................................................................................................................................................................................	$5,276,407	49.6%	$5,381,215	51.9%	$(104,808)	(1.9)%
	Animal health ..................................................................................................................................................................................	2,921,624	27.5	2,898,612	27.9	23,012	0.8
	Medical .........................................................................................................................................................................................	2,072,915	19.5	1,742,685	16.8	330,230	18.9
	Total health care distribution ...............................................................................................................................................................	10,270,946	96.6	10,022,512	96.6	248,434	2.5
Technology and value-added services (2) ......................................................................................................................................................		358,773	3.4	348,878	3.4	9,895	2.8
	Total .........................................................................................................................................................................................	$10,629,719	100.0%	$10,371,390	100.0%	$258,329	2.5

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

Gross Profit

Gross profit and gross margins for 2015 and 2014 by segment and in total were as follows (in thousands):

		Gross		Gross	Increase
	2015	Margin %	2014	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$2,768,676	27.0%	$2,680,190	26.7%	$88,486	3.3%
Technology and value-added services .......................................................................................................................................................	243,583	67.9	231,125	66.2	12,458	5.4
Total .........................................................................................................................................................................................	$3,012,259	28.3	$2,911,315	28.1	$100,944	3.5

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

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for 2015 and 2014 were as follows (in thousands):

		% of		% of
		Respective		Respective	Increase
	2015	Net Sales	2014	Net Sales	$	%
Health care distribution ........................................................................................................................................................................	$2,108,213	20.5%	$2,068,419	20.6%	$39,794	1.9%
Technology and value-added services .......................................................................................................................................................	135,143	37.7	127,754	36.6	7,389	5.8
Total .........................................................................................................................................................................................	$2,243,356	21.1	$2,196,173	21.2	$47,183	2.1

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

Other Expense, Net

Other expense, net for the years ended 2015 and 2014 was as follows (in thousands):

			Variance
	2015	2014	$	%
Interest income ........................................................................................................................................................................	$12,935	$13,655	$(720)	(5.3)%
Interest expense .......................................................................................................................................................................	(26,008)	(24,057)	(1,951)	(8.1)
Other, net ..............................................................................................................................................................................	(141)	4,572	(4,713)	(103.1)
Other expense, net .............................................................................................................................................................	$(13,214)	$(5,830)	$(7,384)	(126.7)

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

Net cash provided by operating activities was $615.5 million for the year ended December 31, 2016, compared to $586.8 million for the prior year.  The net change of $28.7 million was primarily attributable to net income improvements.

Net cash used in investing activities was $316.4 million for the year ended December 31, 2016, compared to $260.0 million for the prior year.  The net change of $56.4 million was primarily due to increased payments for equity investments and business acquisitions.

Net cash used in financing activities was $300.2 million for the year ended December 31, 2016, compared to $319.4 million for the prior year.  The net change of $19.2 million was primarily due to increased net proceeds from the issuance of long-term debt partially offset by increases in repurchases of our common stock.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	December 31,	December 26,
	2016	2015
Cash and cash equivalents ...........................................................................................................................................................	$62,381	$72,086
Working capital ..........................................................................................................................................................................	1,022,134	1,084,103

Debt:
Bank credit lines .....................................................................................................................................................................	$437,476	$328,631
Current maturities of long-term debt ...........................................................................................................................................	65,923	17,331
Long-term debt ......................................................................................................................................................................	715,457	463,752
Total debt .........................................................................................................................................................................	$1,218,856	$809,714

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations increased to 41.3 days as of December 31, 2016 from 40.1 days as of December 26, 2015.  During the years ended December 31, 2016 and December 26, 2015, we wrote off approximately $6.2 million and $8.0 million, respectively, of fully reserved accounts receivable against our trade receivable reserve.   Our inventory turns from operations were 5.5 as of December 31, 2016 and  December 26, 2015.  Our working capital accounts may be impacted by current and future economic conditions.

Contractual obligations

The following table summarizes our contractual obligations related to fixed and variable rate long-term debt, including interest (assuming a weighted average interest rate of 2.9%), as well as inventory purchase commitments and operating and capital lease obligations as of December 31, 2016:

	Payments due by period (in thousands)
	< 1 year	2 - 3 years	4 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt, including interest .................................................................................................................................................	$84,742	$419,493	$231,218	$116,172	$851,625
Inventory purchase commitments ................................................................................................................................................	179,562	208,174	212,960	116,200	716,896
Operating lease obligations ..........................................................................................................................................................	84,010	120,015	70,123	63,393	337,541
Capital lease obligations, including interest .....................................................................................................................................	1,517	1,982	576	1,834	5,909

Total .......................................................................................................................................................................................	$349,831	$749,664	$514,877	$297,599	$1,911,971

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.   As of December 31, 2016 and December 26, 2015, the borrowings outstanding on this revolving credit facility were $65.0 million and $40.0 million, respectively.  As of December 31, 2016 and December 26, 2015, there were $13.0 million and $11.4 million of letters of credit, respectively, provided to third parties under the credit facility.

As of December 31, 2016 and December 26, 2015, we had various other short-term bank credit lines available, of which $372.5 million and $288.6 million, respectively, was outstanding.  At December 31, 2016 and December 26, 2015, borrowings under all of our credit lines had a weighted average interest rate of 1.61% and 1.21%, respectively.

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

The components of our private placement facility borrowings as of December 31, 2016 are presented in the following table (in thousands):

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health (formerly Butler Schein Animal Health) during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018, and on June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  The borrowings outstanding under this securitization facility were $350.0 million and $90.0 million as of December 31, 2016 and December 26, 2015, respectively.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	December 31,	December 26,
	2016	2015
Private placement facilities ..........................................................................................................................................................	$342,857	$350,000
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	90,000
Notes payable to banks at a weighted average interest rate of 21.37% and 8.83%	47,957	5
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates ranging
from 2.56% to 12.9% .........................................................................................................................................................	35,150	38,215
Capital lease obligations (see Note 17) ...........................................................................................................................................	5,416	2,863
Total .......................................................................................................................................................................................	781,380	481,083
Less current maturities ................................................................................................................................................................	(65,923)	(17,331)
Total long-term debt ..........................................................................................................................................................	$715,457	$463,752

Stock repurchases

From June 21, 2004 through December 31, 2016, we repurchased approximately $2.2 billion, or 24,903,293 shares, under our common stock repurchase programs, with $250 million available as of December 31, 2016 for future common stock share repurchases.

Redeemable noncontrolling interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 are presented in the following table:

	December 31,	December 26,	December 27,
	2016	2015	2014
Balance, beginning of period ..................................................................................................................................................	$542,194	$564,527	$497,539
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(72,729)	(82,563)	(105,383)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	58,172	18,936	120,220
Net income attributable to redeemable noncontrolling interests .....................................................................................................	48,760	43,588	38,741
Dividends declared ...............................................................................................................................................................	(32,973)	(32,706)	(23,346)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests .....................................................................................................................................	(2,652)	(4,790)	(4,080)
Change in fair value of redeemable securities ...........................................................................................................................	66,864	35,202	40,836
Balance, end of period ..........................................................................................................................................................	$607,636	$542,194	$564,527

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

Unrecognized tax benefits

As more fully disclosed in Note 12 of “Notes to Consolidated Financial Statements,” we cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $107.4 million as of December 31, 2016.

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

For the years ended December 31, 2016 and December 26, 2015, we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.  If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

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

For the year ended December 27, 2014, we tested goodwill impairment under the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allowed us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we considered in developing our qualitative assessment included:

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

For the years ended December 31, 2016, December 26, 2015 and December 27, 2014, the results of our goodwill and intangible impairment analysis did not result in any impairments.

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

Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense.  Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt.  ASU 2015-03 is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU 2015-03 must be applied retrospectively.  Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued.  The adoption of this ASU during 2016 did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 removes the previous requirement for an acquiring company to restate prior period financial results due to measurement-period adjustments.  ASU 2015-16 requires that an acquirer recognize provisional amounts that are identified during the measurement-period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires presentation of the amount recorded in current period earnings by line item, either on the face of the income statement or within the notes to financial statements, which would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The adoption of this ASU during 2016 did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 prospectively in the third quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17 and prior periods have not been adjusted.

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

Currently, we are reviewing our various revenue streams within our two reportable segments: (i) health care distribution and (ii) technology and value-added services.  We are gathering data to quantify the amount of sales by type of revenue stream.  Concurrently, through the use of various data gathering methods, we are categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  ASU 2016-02 contains guidance on accounting for leases and requires that most lease assets and liabilities and the associated rights and obligations be recognized on the Company’s balance sheet.  ASU 2016-02 focuses on lease assets and lease liabilities by lessees classified as operating leases under previous generally accepted accounting principles.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.  ASU 2016-02 will require disclosures regarding the amount, timing and uncertainty of cash flows arising from leases.  The standard which requires the use of a modified retrospective approach will be effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. We are currently in the early stages of evaluating the impact of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”).  ASU 2016-09 contains amended guidance for share-based payment accounting.  We will adopt the provisions of this standard during the first quarter of 2017.

The impact of ASU 2016-09 to our accounting for income taxes will require us to record all excess tax benefits and deficiencies as a component of income tax expense using the prospective transition method beginning as of January 1, 2017.  Prior to the implementation of this ASU, excess tax benefits were recorded as a component of additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement.

In addition, the ASU clarifies the classification of certain share based payment activities within the statements of cash flow.  We have elected to prospectively present the amount of excess tax benefits related to stock compensation as a component of cash flow from operating activities.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018.  This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance of this ASU is effective.  Based upon the level and makeup of our financial asset portfolio, past loan loss activity and current known activity regarding our outstanding loans, we do not expect that this ASU will have a material impact on the results of our consolidated financial statements.

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

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain underlying functional currencies of the Company, including its foreign subsidiaries, may affect our financial results.   Fluctuations in exchange rates may positively or negatively affect our revenues, gross margins, operating expenses and retained earnings, all of which are expressed in U.S. dollars.  Where we deem it prudent, we engage in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings.  We purchase short-term (i.e., 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from our international subsidiaries and the payment of merchandise purchases to foreign suppliers.  We do not hedge the translation of foreign currency profits into U.S. dollars, as we regard this as an accounting exposure, not an economic exposure.  A hypothetical 5% change in the average value of the U.S. dollar in 2016 compared to foreign currencies would have changed our 2016 reported Net income attributable to Henry Schein, Inc. by approximately $6.3 million.

As of December 31, 2016, we had foreign currency exchange agreements, which expire through May 31, 2017, which include a mark-to-market gain of $0.3 million as determined by quoted market prices.  A hypothetical 5% change in the value of the U.S. dollar would change the notional value of our foreign currency exchange agreements by $3.5 million.

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

Variable Interest Rate Debt

As of December 31, 2016, we had variable interest rate exposure for certain of our revolving credit facilities and our U.S. trade accounts receivable securitization.

Our revolving credit facility which we entered into on September 22, 2014 and expires on September 22, 2019, has an interest rate that is based on the U.S. Dollar LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  As of December 31, 2016, there was $65.0 million outstanding under this revolving credit facility.  During the year ended December 31, 2016, the average outstanding balance under this revolving credit facility was approximately $214.0 million.  Based upon our average outstanding balance for this revolving credit facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.5 million.

Our U.S trade accounts receivable securitization, which we entered into on April 17, 2013 and which expires on April 29, 2019, has an interest rate that is based upon the asset-backed commercial paper rate of 101 basis points plus 75 basis points.  As of December 31, 2016, we had an outstanding balance of $350.0 million under this securitization facility.  During the year ended December 31, 2016, the average outstanding balance under this securitization facility was approximately $322.0 million.  Based upon our average outstanding balance for this securitization facility, for each hypothetical increase of 25 basis points, our interest expense thereunder would have increased by $0.8 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Henry Schein, Inc.

Melville, NY

We have audited the accompanying consolidated balance sheets of Henry Schein, Inc. as of December 31, 2016 and December 26, 2015 and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Henry Schein, Inc. at December 31, 2016 and December 26, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 12 to the financial statements, in 2016 the Company changed its method of accounting related to the classification of deferred income taxes due to the adoption of Accounting Standards Update No. 2015-17 (Topic 740), Balance Sheet Classification of Deferred Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Henry Schein, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY

February 21, 2017

HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	December 31,	December 26,
	2016	2015

ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$62,381	$72,086
Accounts receivable, net of reserves of $90,329 and $77,008 ................................................................................................................	1,254,139	1,229,816
Inventories, net .............................................................................................................................................................................	1,635,750	1,509,957
Deferred income taxes ...................................................................................................................................................................	-	58,159
Prepaid expenses and other .............................................................................................................................................................	360,510	361,082
Total current assets ................................................................................................................................................................	3,312,780	3,231,100
Property and equipment, net ...............................................................................................................................................................	333,906	318,476
Goodwill ..........................................................................................................................................................................................	2,019,740	1,907,593
Other intangibles, net .........................................................................................................................................................................	621,180	592,971
Investments and other .......................................................................................................................................................................	442,790	454,600
Total assets ..........................................................................................................................................................................	$6,730,396	$6,504,740

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$977,249	$1,005,798
Bank credit lines ...........................................................................................................................................................................	437,476	328,631
Current maturities of long-term debt .................................................................................................................................................	65,923	17,331
Accrued expenses:
Payroll and related ....................................................................................................................................................................	266,463	258,416
Taxes ......................................................................................................................................................................................	151,750	161,760
Other ......................................................................................................................................................................................	391,785	375,061
Total current liabilities ............................................................................................................................................................	2,290,646	2,146,997
Long-term debt .................................................................................................................................................................................	715,457	463,752
Deferred income taxes .......................................................................................................................................................................	51,589	252,862
Other liabilities ..................................................................................................................................................................................	264,264	212,121
Total liabilities ......................................................................................................................................................................	3,321,956	3,075,732

Redeemable noncontrolling interests .....................................................................................................................................................	607,636	542,194
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
79,402,505 outstanding on December 31, 2016 and
82,415,320 outstanding on December 26, 2015 ..............................................................................................................................	794	824
Additional paid-in capital ...............................................................................................................................................................	127,536	207,374
Retained earnings ..........................................................................................................................................................................	2,981,777	2,895,997
Accumulated other comprehensive loss .............................................................................................................................................	(317,041)	(219,939)
Total Henry Schein, Inc. stockholders' equity .................................................................................................................................	2,793,066	2,884,256
Noncontrolling interests ..................................................................................................................................................................	7,738	2,558
Total stockholders' equity .......................................................................................................................................................	2,800,804	2,886,814
Total liabilities, redeemable noncontrolling interests and stockholders' equity .......................................................................................	$6,730,396	$6,504,740

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)

	Years Ended
	December 31,	December 26,	December 27,
	2016	2015	2014

Net sales ......................................................................................................................................................................................	$11,571,668	$10,629,719	$10,371,390
Cost of sales .................................................................................................................................................................................	8,337,699	7,617,460	7,460,075
Gross profit .........................................................................................................................................................................	3,233,969	3,012,259	2,911,315
Operating expenses:
Selling, general and administrative ................................................................................................................................................	2,416,504	2,243,356	2,196,173
Restructuring costs ....................................................................................................................................................................	45,891	34,931	-
Operating income .................................................................................................................................................................	771,574	733,972	715,142
Other income (expense):
Interest income .........................................................................................................................................................................	13,275	12,935	13,655
Interest expense ........................................................................................................................................................................	(31,893)	(26,008)	(24,057)
Other, net .................................................................................................................................................................................	2,879	(141)	4,572
Income before taxes and equity in earnings of affiliates ..............................................................................................................	755,835	720,758	709,312
Income taxes ...............................................................................................................................................................................	(217,958)	(211,391)	(215,610)
Equity in earnings of affiliates .........................................................................................................................................................	18,518	14,060	11,734
Net income ..................................................................................................................................................................................	556,395	523,427	505,436
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(49,617)	(44,369)	(39,359)
Net income attributable to Henry Schein, Inc. .....................................................................................................................................	$506,778	$479,058	$466,077

Earnings per share attributable to Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$6.27	$5.78	$5.53
Diluted ....................................................................................................................................................................................	$6.19	$5.69	$5.44

Weighted-average common shares outstanding:
Basic ......................................................................................................................................................................................	80,820	82,844	84,265
Diluted ....................................................................................................................................................................................	81,862	84,125	85,740

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Years Ended
	December 31,	December 26,	December 27,
	2016	2015	2014

Net income ...............................................................................................................................................................................	$556,395	$523,427	$505,436

Other comprehensive loss, net of tax:
Foreign currency translation loss ..............................................................................................................................................	(98,402)	(134,035)	(157,698)

Unrealized gain (loss) from foreign currency hedging activities .......................................................................................................	(992)	1,994	(2,337)

Unrealized investment gain......................................................................................................................................................	2	134	379

Pension adjustment gain (loss) .................................................................................................................................................	(399)	2,270	(7,441)

Other comprehensive loss, net of tax ............................................................................................................................................	(99,791)	(129,637)	(167,097)
Comprehensive income ..............................................................................................................................................................	456,604	393,790	338,339
Comprehensive income attributable to noncontrolling interests:
Net income ......................................................................................................................................................................	(49,617)	(44,369)	(39,359)
Foreign currency translation loss ..........................................................................................................................................	2,689	4,830	4,116

Comprehensive income attributable to noncontrolling interests ..............................................................................................	(46,928)	(39,539)	(35,243)

Comprehensive income attributable to Henry Schein, Inc. ................................................................................................................	$409,676	$354,251	$303,096

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(In thousands, except share and per share data)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Interests	Equity
Balance, December 28, 2013 ..............................................................................................................................................................	85,622,452	$856	$318,225	$2,398,267	$67,849	$2,804	$2,788,001
Net income (excluding $38,741 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	466,077	-	618	466,695
Foreign currency translation loss (excluding $4,080
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(153,582)	(36)	(153,618)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $155 .............................................................................................................................................................	-	-	-	-	(2,337)	-	(2,337)
Unrealized investment gain, net of tax of $250..............................................................................................................................................	-	-	-	-	379	-	379
Pension adjustment loss, net of tax of $2,781...............................................................................................................................................	-	-	-	-	(7,441)	-	(7,441)
Dividends paid ..........................................................................................................................................................................	-	-	-	-	-	(544)	(544)
Initial noncontrolling interests and adjustments related to
business acquisitions ................................................................................................................................................................	-	-	744	-	-	9	753
Change in fair value of redeemable securities ...............................................................................................................................................	-	-	(40,836)	-	-	-	(40,836)
Repurchase and retirement of common stock ...............................................................................................................................................	(2,528,209)	(25)	(78,143)	(221,821)	-	-	(299,989)
Stock issued upon exercise of stock options,
including tax benefit of $11,161 ......................................................................................................................................................	637,014	6	42,646	-	-	-	42,652
Stock-based compensation expense .......................................................................................................................................................	464,124	5	45,871	-	-	-	45,876
Shares withheld for payroll taxes ..........................................................................................................................................................	(186,844)	(2)	(22,570)	-	-	-	(22,572)
Liability for cash settlement stock-based compensation awards .............................................................................................................................	-	-	(574)	-	-	-	(574)

Balance, December 27, 2014 ..............................................................................................................................................................	84,008,537	$840	$265,363	$2,642,523	$(95,132)	$2,851	$2,816,445

Net income (excluding $43,588 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	479,058	-	781	479,839
Foreign currency translation loss (excluding $4,790
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(129,205)	(40)	(129,245)
Unrealized gain from foreign currency hedging activities,
net of tax of $153.....................................................................................................................................................................	-	-	-	-	1,994	-	1,994
Unrealized investment gain, net of tax of $0 ................................................................................................................................................	-	-	-	-	134	-	134
Pension adjustment gain, net of tax of $1,008..............................................................................................................................................	-	-	-	-	2,270	-	2,270
Dividends paid ..........................................................................................................................................................................	-	-	-	-	-	(657)	(657)
Other adjustments ........................................................................................................................................................................	-	-	222	-	-	(9)	213
Initial noncontrolling interests and adjustments related to
business acquisitions ................................................................................................................................................................	-	-	-	-	-	(368)	(368)
Change in fair value of redeemable securities ...............................................................................................................................................	-	-	(35,202)	-	-	-	(35,202)
Repurchase and retirement of common stock ...............................................................................................................................................	(2,084,297)	(21)	(74,247)	(225,584)	-	-	(299,852)
Stock issued upon exercise of stock options,
including tax benefit of $20,802 ......................................................................................................................................................	297,866	3	35,669	-	-	-	35,672
Stock-based compensation expense .......................................................................................................................................................	392,855	4	44,610	-	-	-	44,614
Shares withheld for payroll taxes ..........................................................................................................................................................	(199,641)	(2)	(28,312)	-	-	-	(28,314)
Liability for cash settlement stock-based compensation awards .............................................................................................................................	-	-	(729)	-	-	-	(729)

Balance, December 26, 2015 ..............................................................................................................................................................	82,415,320	$824	$207,374	$2,895,997	$(219,939)	$2,558	$2,886,814

Net income (excluding $48,760 attributable to Redeemable
noncontrolling interests) .............................................................................................................................................................	-	-	-	506,778	-	857	507,635
Foreign currency translation loss (excluding $2,652
attributable to Redeemable noncontrolling interests) ...................................................................................................................................	-	-	-	-	(95,713)	(37)	(95,750)
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $33...............................................................................................................................................................	-	-	-	-	(992)	-	(992)
Unrealized investment gain, net of tax of $0 ................................................................................................................................................	-	-	-	-	2	-	2
Pension adjustment loss, net of tax benefit of $548.........................................................................................................................................	-	-	-	-	(399)	-	(399)
Dividends paid ..........................................................................................................................................................................	-	-	-	-	-	(593)	(593)
Other adjustments ........................................................................................................................................................................	-	-	5	-	-	10	15
Initial noncontrolling interests and adjustments related to
business acquisitions ................................................................................................................................................................	-	-	-	-	-	4,943	4,943
Change in fair value of redeemable securities ...............................................................................................................................................	-	-	(66,864)	-	-	-	(66,864)
Repurchase and retirement of common stock ...............................................................................................................................................	(3,461,782)	(35)	(128,991)	(420,998)	-	-	(550,024)
Stock issued upon exercise of stock options,
including tax benefit of $23,392 ......................................................................................................................................................	207,916	2	34,794	-	-	-	34,796
Stock-based compensation expense .......................................................................................................................................................	377,552	4	58,242	-	-	-	58,246
Shares withheld for payroll taxes ..........................................................................................................................................................	(164,444)	(1)	(29,113)	-	-	-	(29,114)
Liability for cash settlement stock-based compensation awards .............................................................................................................................	27,943	-	4,052	-	-	-	4,052
Deferred tax benefit arising from acquisition of.............................................................................................................................................
noncontrolling interest in partnership..................................................................................................................................................	-	-	48,037	-	-	-	48,037
Balance, December 31, 2016 ..............................................................................................................................................................	79,402,505	$794	$127,536	$2,981,777	$(317,041)	$7,738	$2,800,804

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended
	December 31,	December 26,	December 27,
	2016	2015	2014

Cash flows from operating activities:
Net income ......................................................................................................................................................................................	$556,395	$523,427	$505,436
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ....................................................................................................................................................	169,780	159,127	152,238
Stock-based compensation expense .............................................................................................................................................	58,246	44,614	45,876
Provision for losses on trade and other accounts receivable ...............................................................................................................	2,647	3,184	4,619
Benefit from deferred income taxes ..............................................................................................................................................	(37,066)	(6,241)	(1,092)
Equity in earnings of affiliates .....................................................................................................................................................	(18,518)	(14,060)	(11,734)
Distributions from equity affiliates ...............................................................................................................................................	20,351	18,029	15,727
Changes in unrecognized tax benefits ...........................................................................................................................................	6,997	11,847	22,597
Other ......................................................................................................................................................................................	11,611	7,549	3,303
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(1,904)	(120,001)	(81,441)
Inventories ...........................................................................................................................................................................	(104,787)	(194,869)	(71,899)
Other current assets ...............................................................................................................................................................	(22,657)	(58,376)	(40,407)
Accounts payable and accrued expenses ...................................................................................................................................	(25,634)	212,611	49,281
Net cash provided by operating activities ...............................................................................................................................................	615,461	586,841	592,504

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(70,179)	(71,684)	(82,116)
Payments related to equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(228,575)	(171,861)	(424,283)
Proceeds from sales of available-for-sale securities ..................................................................................................................................	-	20	-
Proceeds from maturities of available-for-sale securities ...........................................................................................................................	-	-	3,250
Other ..............................................................................................................................................................................................	(17,668)	(16,506)	(13,490)
Net cash used in investing activities .......................................................................................................................................................	(316,422)	(260,031)	(516,639)

Cash flows from financing activities:
Proceeds from bank borrowings ...........................................................................................................................................................	98,748	145,173	152,641
Proceeds from issuance of long-term debt ..............................................................................................................................................	260,799	135,000	314,787
Debt issuance costs ............................................................................................................................................................................	(233)	(150)	(687)
Principal payments for long-term debt ...................................................................................................................................................	(15,381)	(201,203)	(228,407)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	11,404	14,870	31,491
Payments for repurchases of common stock ..........................................................................................................................................	(550,024)	(299,852)	(299,989)
Excess tax benefits related to stock-based compensation .........................................................................................................................	(463)	2,199	5,886
Distributions to noncontrolling shareholders ...........................................................................................................................................	(32,350)	(33,301)	(24,986)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(72,729)	(82,107)	(105,383)
Net cash used in financing activities ......................................................................................................................................................	(300,229)	(319,371)	(154,647)

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	(8,515)	(24,827)	(20,360)
Net change in cash and cash equivalents ................................................................................................................................................	(9,705)	(17,388)	(99,142)
Cash and cash equivalents, beginning of period .......................................................................................................................................	72,086	89,474	188,616
Cash and cash equivalents, end of period ...............................................................................................................................................	$62,381	$72,086	$89,474

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

Fiscal Year

We report our results of operations and cash flows on a 52‑53 week basis ending on the last Saturday of December.  The year ended December 31, 2016 consisted of 53 weeks, and the years ended December 26, 2015 and December 27, 2014 consisted of 52 weeks.

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

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents.  Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.  Outstanding checks in excess of funds on deposit of $98.5 million and $54.4 million, primarily related to payments for inventory, were classified as accounts payable as of December 31, 2016 and December 26, 2015.

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

Direct Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales.  Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

for shipment to our customers are reflected in selling, general and administrative expenses.  Direct shipping and handling costs were $86.2 million, $78.7 million and $78.4 million for the years ended December 31, 2016, December 26, 2015 and December 27, 2014.

Advertising and Promotional Costs

We generally expense advertising and promotional costs as incurred.  Total advertising and promotional expenses were $18.4 million, $19.2 million and $18.4 million for the years ended December 31, 2016, December 26, 2015 and December 27, 2014.  Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period which is benefited, generally not exceeding one year.  As of December 31, 2016 and December 26, 2015, we had $3.5 million and $4.4 million of deferred direct marketing expenses included in other current assets.

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

Acquisitions

The net assets of businesses purchased are recorded at their fair value at the acquisition date and our consolidated financial statements include their results of operations from that date.  Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.  The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (i.e., trademarks and trade names, customer relationships and lists and non-compete agreements), property, plant and equipment, deferred taxes and other current and long-term assets and liabilities.  The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from: analysis of market conditions; discount rate; discounted cash flows; customer retention rates; and estimated useful lives.  Some prior owners of such acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  For the years ended December 31, 2016, December 26, 2015 and December 27, 2014, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

For the years ended December 31, 2016 and December 26, 2015, we tested goodwill for impairment using a quantitative analysis consisting of a two-step approach.  The first step of our quantitative analysis consists of a comparison of the carrying value of our reporting units, including goodwill, to the estimated fair value of our reporting units using a discounted cash flow methodology.  If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, we would then proceed to step two which would require us to calculate the amount of impairment loss, if any, that we would record for such reporting unit.  The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

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

For the year ended December 27, 2014, we tested goodwill impairment under the provisions of Accounting Standards Update 2011-08, “Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which allowed us to use qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying values.  The factors that we considered in developing our qualitative assessment included:

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

For the years ended December 31, 2016, December 26, 2015 and December 27, 2014, the results of our goodwill and intangible impairment analysis did not result in any impairments.

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

As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Total distribution network costs were $84.4 million, $70.4 million and $64.5 million for the years ended December 31, 2016, December 26, 2015 and December 27, 2014.

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

Accounting Pronouncements Adopted

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”).  ASU 2015-03 requires that debt issuance costs be reported in the balance sheet as a direct deduction from the face amount of the related liability, consistent with the presentation of debt discounts.  Further, ASU 2015-03 requires the amortization of debt issuance costs to be reported as interest expense.  Similarly, debt issuance costs and any discount or premium are considered in the aggregate when determining the effective interest rate on the debt.  ASU 2015-03 is

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  ASU 2015-03 must be applied retrospectively.  Entities may choose to adopt the new requirements as of an earlier date for financial statements that have not been previously issued.  The adoption of this ASU during 2016 did not have a material impact on our consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”).  ASU 2015-16 removes the previous requirement for an acquiring company to restate prior period financial results due to measurement-period adjustments.  ASU 2015-16 requires that an acquirer recognize provisional amounts that are identified during the measurement-period in the reporting period in which the adjustment amounts are determined.  ASU 2015-16 also requires presentation of the amount recorded in current period earnings by line item, either on the face of the income statement or within the notes to financial statements, which would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date.  ASU 2015-16 is effective for annual reporting periods beginning after December 15, 2015, including interim periods within that reporting period. The guidance is to be applied prospectively to adjustments to provisional amounts that occur after the effective date of the guidance. The adoption of this ASU during 2016 did not have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the Consolidated Balance Sheet. The standard will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for financial statements that have not been previously issued. The ASU may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company elected to early adopt ASU 2015-17 prospectively in the third quarter of 2016. As a result, all deferred tax assets and liabilities have been presented as noncurrent on the consolidated balance sheet as of December 31, 2016.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17 and prior periods have not been adjusted.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers” (“ASU 2015-14”), which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

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

Currently, we are reviewing our various revenue streams within our two reportable segments: (i) health care distribution and (ii) technology and value-added services.  We are gathering data to quantify the amount of sales by type of revenue stream.  Concurrently, through the use of various data gathering methods, we are categorizing the types of sales for our business units for the purpose of comparing how we currently recognize revenue for the purpose of quantifying the impact, if any, that this ASU will have on our consolidated financial statements.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  ASU 2016-02 contains guidance on accounting for leases and requires that most lease assets and liabilities and the associated rights and obligations be recognized on the Company’s balance sheet.  ASU 2016-02 focuses on lease assets and lease liabilities by lessees classified as operating leases under previous generally accepted accounting principles.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.  ASU 2016-02 will require disclosures regarding the amount, timing and uncertainty of cash flows arising from leases.  The standard which requires the use of a modified retrospective approach will be effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. We are currently in the early stages of evaluating the impact of ASU 2016-02 on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”).  ASU 2016-09 contains amended guidance for share-based payment accounting.  We will adopt the provisions of this standard during the first quarter of 2017.

The impact of ASU 2016-09 to our consolidated financial statements relating to our accounting for income taxes will require us to record all excess tax benefits and deficiencies as a component of income tax expense using the prospective method beginning as of January 1, 2017.  Prior to the implementation of this ASU, excess tax benefits were recorded as a component of additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement.

In addition, the ASU clarifies the classification of certain share based payment activities within the statements of cash flow.  We have elected to prospectively present the amount of excess tax benefits related to stock compensation as a component of cash flow from operating activities.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost.  This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018.  This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance of this ASU is effective.  Based upon the level and makeup of our financial asset portfolio, past loan loss activity and current known activity regarding our outstanding loans, we do not expect that this ASU will have a material impact on the results of our consolidated financial statements.

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

	December 31,	December 26,
	2016	2015
Land .......................................................................................................................................................................................	$19,438	$18,762
Buildings and permanent improvements ........................................................................................................................................	127,097	117,674
Leasehold improvements ............................................................................................................................................................	95,048	89,766
Machinery and warehouse equipment ...........................................................................................................................................	121,395	117,068
Furniture, fixtures and other ........................................................................................................................................................	129,444	114,304
Computer equipment and software ...............................................................................................................................................	372,322	339,006
	864,744	796,580
Less accumulated depreciation ....................................................................................................................................................	(530,838)	(478,104)
Property and equipment, net .................................................................................................................................................	$333,906	$318,476

	Estimated Useful
	Lives (in years)
Buildings and permanent improvements ...........................................................................................................	40
Machinery and warehouse equipment ..............................................................................................................	5-10
Furniture, fixtures and other ............................................................................................................................	3-10
Computer equipment and software ..................................................................................................................	3-10

Property and equipment related depreciation expense for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 was $63.8 million, $60.2 million and $57.6 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 3 – Goodwill and Other Intangibles, Net

The changes in the carrying amount of goodwill for the years ended December 31, 2016 and December 26, 2015 were as follows:

	Health Care Distribution	Technology and Value-Added Services	Total
Balance as of December 27, 2014 ...............................................................................................................................................	$1,710,554	$173,569	$1,884,123
Adjustments to goodwill:
Acquisitions ....................................................................................................................................................................	66,070	5,464	71,534
Foreign currency translation ...............................................................................................................................................	(34,602)	(13,462)	(48,064)
Balance as of December 26, 2015 ...............................................................................................................................................	1,742,022	165,571	1,907,593
Adjustments to goodwill:
Acquisitions ....................................................................................................................................................................	116,640	29,165	145,805
Foreign currency translation ...............................................................................................................................................	(27,127)	(6,531)	(33,658)
Balance as of December 31, 2016 ...............................................................................................................................................	$1,831,535	$188,205	$2,019,740

Other intangible assets consisted of the following:

	December 31, 2016			December 26, 2015
		Accumulated			Accumulated
	Cost	Amortization	Net	Cost	Amortization	Net
Non-compete agreements .................................................................................................................................................................	$40,783	$(6,927)	$33,856	$40,898	$(10,131)	$30,767
Trademarks / trade names - definite lived ...............................................................................................................................................	136,211	(55,124)	81,087	114,271	(41,275)	72,996
Trademarks / trade names - indefinite lived ............................................................................................................................................	2,848	-	2,848	2,963	-	2,963
Customer relationships and lists .........................................................................................................................................................	713,437	(288,417)	425,020	638,276	(236,485)	401,791
Other ........................................................................................................................................................................................	134,254	(55,885)	78,369	127,532	(43,078)	84,454
Total ....................................................................................................................................................................................	$1,027,533	$(406,353)	$621,180	$923,940	$(330,969)	$592,971

Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to us.  Such amounts are amortized, on a straight-line basis over the respective non-compete period, which generally commences upon termination of employment or separation from us.  The weighted-average non-compete period for agreements currently being amortized was approximately 4.2 years as of December 31, 2016.

Trademarks, trade names, customer lists and customer relationships were established through business acquisitions.  Definite-lived trademarks and trade names are amortized on a straight-line basis over a weighted-average period of approximately 7.8 years as of December 31, 2016.  Customer relationships and customer lists are definite-lived intangible assets that are amortized on a straight-line basis over a weighted-average period of approximately 10.8 years as of December 31, 2016.

Amortization expense related to definite-lived intangible assets for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 was $97.2 million, $91.9 million and $89.6 million.  The annual amortization expense expected to be recorded for existing intangibles assets for the years 2017 through 2021 is $104.9 million, $98.4 million, $91.1 million, $82.7 million and $71.2 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 4 – Investments and Other

Investments and other consisted of the following:

	December 31,	December 26,
	2016	2015
Investment in unconsolidated affiliates .................................................................................................................................................	$299,249	$293,273
Non-current deferred foreign, state and local income taxes .......................................................................................................................	16,685	58,249
Notes receivable (1) ...........................................................................................................................................................................	27,492	27,509
Capitalized costs for internally generated software for resale .....................................................................................................................	32,321	27,851
Distribution rights and exclusivity agreements, net of amortization .............................................................................................................	1,937	2,514
Acquisition related indemnification ......................................................................................................................................................	51,294	32,828
Other long-term assets ........................................................................................................................................................................	13,812	12,376
Total .......................................................................................................................................................................................	$442,790	$454,600

(1)	Long-term notes receivable carry interest rates ranging from 1.0% to 12.0% and are due in varying installments through
December 31, 2030.

Amortization expense related to other long-term assets for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 was $8.7 million, $7.0 million and $5.0 million.

Note 5 – Debt

Bank Credit Lines

On September 12, 2012, we entered into a new $500 million revolving credit agreement (the “Credit Agreement”) with a $200 million expansion feature, which was originally set to expire on September 12, 2017.  On September 22, 2014, we extended the expiration date of the Credit Agreement to September 22, 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of December 31, 2016 and December 26, 2015, the borrowings outstanding on this revolving credit facility were $65.0 million and $40.0, respectively.  As of December 31, 2016 and December 26, 2015, there were $13.0 million and $11.4 million of letters of credit, respectively, provided to third parties under the credit facility.

As of December 31, 2016 and December 26, 2015, we had various other short-term bank credit lines available, of which $372.5 million and $288.6 million, respectively, was outstanding.  At December 31, 2016 and December 26, 2015, borrowings under all of our credit lines had a weighted average interest rate of 1.61% and 1.21%, respectively.

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

The components of our private placement facility borrowings as of December 31, 2016 are presented in the following table:

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

U.S. Trade Accounts Receivable Securitization

On April 17, 2013, we entered into a facility agreement of up to $300 million with a bank, as agent, based on the securitization of our U.S. trade accounts receivable.  This facility allowed us to replace public debt (approximately $220 million), which had a higher interest rate at Henry Schein Animal Health (formerly Butler Schein Animal Health) (“HSAH”) during February 2013 and provided funding for working capital and general corporate purposes.  The financing was structured as an asset-backed securitization program with pricing committed for up to three years.  On April 17, 2015, we extended the expiration date of this facility agreement to April 15, 2018, and on June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  The borrowings outstanding under this securitization facility were $350.0 million and $90.0 million as of December 31, 2016 and December 26, 2015, respectively.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.  At December 26, 2015, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 40 basis points plus 75 basis points, for a combined rate of 1.15%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Long-term debt

Long-term debt consisted of the following:

	December 31,	December 26,
	2016	2015
Private placement facilities ..........................................................................................................................................................	$342,857	$350,000
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	90,000
Notes payable to banks at a weighted-average interest rate of 21.37% and 8.83%	47,957	5
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2023 at interest rates ranging
from 2.56% to 12.9% .........................................................................................................................................................	35,150	38,215
Capital lease obligations (see Note 17) ...........................................................................................................................................	5,416	2,863
Total .......................................................................................................................................................................................	781,380	481,083
Less current maturities ................................................................................................................................................................	(65,923)	(17,331)
Total long-term debt ..........................................................................................................................................................	$715,457	$463,752

As of December 31, 2016, the aggregate amounts of long-term debt, including capital lease obligations, maturing in each of the next five years and thereafter are as follows:

2017 ..............................................................................................................................................................................................	$65,923
2018 ..............................................................................................................................................................................................	32,184
2019 ..............................................................................................................................................................................................	358,568
2020 ..............................................................................................................................................................................................	107,904
2021 ..............................................................................................................................................................................................	107,867
Thereafter .......................................................................................................................................................................................	108,934
Total .......................................................................................................................................................................................	$781,380

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 6 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 are presented in the following table:

	December 31,	December 26,	December 27,
	2016	2015	2014
Balance, beginning of period ..................................................................................................................................................	$542,194	$564,527	$497,539
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(72,729)	(82,563)	(105,383)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	58,172	18,936	120,220
Net income attributable to redeemable noncontrolling interests .....................................................................................................	48,760	43,588	38,741
Dividends declared ...............................................................................................................................................................	(32,973)	(32,706)	(23,346)
Effect of foreign currency translation loss attributable to
redeemable noncontrolling interests .....................................................................................................................................	(2,652)	(4,790)	(4,080)
Change in fair value of redeemable securities ...........................................................................................................................	66,864	35,202	40,836
Balance, end of period ..........................................................................................................................................................	$607,636	$542,194	$564,527

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

The following table summarizes our Accumulated other comprehensive income, net of applicable taxes as of:

	December 31,	December 26,	December 27,
	2016	2015	2014
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(13,025)	$(10,373)	$(5,583)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(113)	$(76)	$(36)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(296,212)	$(200,499)	$(71,294)
Unrealized gain (loss) from foreign currency hedging activities ..................................................................................	(53)	939	(1,055)
Unrealized investment loss .................................................................................................................................	-	(2)	(136)
Pension adjustment loss ....................................................................................................................................	(20,776)	(20,377)	(22,647)
Accumulated other comprehensive loss ...........................................................................................................	$(317,041)	$(219,939)	$(95,132)

Total Accumulated other comprehensive loss ............................................................................................................	$(330,179)	$(230,388)	$(100,751)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	December 31,	December 26,	December 27,
	2016	2015	2014
Net income ........................................................................................................................................................................	$556,395	$523,427	$505,436

Foreign currency translation loss............................................................................................................................................	(98,402)	(134,035)	(157,698)
Tax effect .........................................................................................................................................................................	-	-	-
Foreign currency translation loss ............................................................................................................................................	(98,402)	(134,035)	(157,698)

Unrealized gain (loss) from foreign currency hedging activities ....................................................................................................	(1,025)	2,147	(2,492)
Tax effect .........................................................................................................................................................................	33	(153)	155
Unrealized gain (loss) from foreign currency hedging activities ....................................................................................................	(992)	1,994	(2,337)

Unrealized investment gain ..................................................................................................................................................	2	134	629
Tax effect .........................................................................................................................................................................	-	-	(250)
Unrealized investment gain ..................................................................................................................................................	2	134	379

Pension adjustment gain (loss) ..............................................................................................................................................	(947)	3,278	(10,222)
Tax effect .........................................................................................................................................................................	548	(1,008)	2,781
Pension adjustment gain (loss) ..............................................................................................................................................	(399)	2,270	(7,441)

Comprehensive income .......................................................................................................................................................	$456,604	$393,790	$338,339

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

During the years ended December 31, 2016, December 26, 2015 and December 27, 2014, we recognized, as a component of our comprehensive income, a foreign currency translation loss of $(98.4) million, $(134.0) million and $(157.7) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the years ended December 31, 2016, December 26, 2015 and December 27, 2014 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 31,	December 31,	December 26,
Currency	2016	2016	2015
British Pound ................................................................................................................................................................................	$(53,723)	1.23	1.49
Euro ............................................................................................................................................................................................	(41,245)	1.05	1.10
Polish Zloty ..................................................................................................................................................................................	(3,849)	0.24	0.26
Canadian Dollar ............................................................................................................................................................................	3,345	0.74	0.72
Brazilian Real ...............................................................................................................................................................................	2,856	0.31	0.25
Swiss Franc ...................................................................................................................................................................................	(2,365)	0.98	1.01
Australian Dollar ...........................................................................................................................................................................	(562)	0.72	0.73
All other currencies .........................................................................................................................................................................	(2,859)
Total .......................................................................................................................................................................................	$(98,402)

	Foreign Currency
	Translation
	Gain (Loss)
	for the
	Year Ended	FX Rate in USD
	December 26,	December 26,	December 27,
Currency	2015	2015	2014
Euro ............................................................................................................................................................................................	$(76,754)	1.10	1.22
Australian Dollar ...........................................................................................................................................................................	(19,864)	0.73	0.81
British Pound ................................................................................................................................................................................	(15,404)	1.49	1.56
Canadian Dollar ............................................................................................................................................................................	(10,071)	0.72	0.86
Brazilian Real ...............................................................................................................................................................................	(5,942)	0.25	0.37
Polish Zloty ..................................................................................................................................................................................	(3,281)	0.26	0.28
Swiss Franc ...................................................................................................................................................................................	928	1.01	1.01
All other currencies .........................................................................................................................................................................	(3,647)
Total .......................................................................................................................................................................................	$(134,035)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

	Foreign Currency
	Translation
	Loss
	for the
	Year Ended	FX Rate in USD
	December 27,	December 27,	December 28,
Currency	2014	2014	2013
Euro ............................................................................................................................................................................................	$(93,882)	1.22	1.38
Australian Dollar ...........................................................................................................................................................................	(15,710)	0.81	0.89
British Pound ................................................................................................................................................................................	(19,150)	1.56	1.65
Canadian Dollar ............................................................................................................................................................................	(6,891)	0.86	0.94
Polish Zloty ..................................................................................................................................................................................	(7,135)	0.28	0.33
Swiss Franc ...................................................................................................................................................................................	(7,154)	1.01	1.12
All other currencies .........................................................................................................................................................................	(7,776)
Total .......................................................................................................................................................................................	$(157,698)

The following table summarizes our total comprehensive income, net of applicable taxes as follows:

	December 31,	December 26,	December 27,
	2016	2015	2014
Comprehensive income attributable to
Henry Schein, Inc. ...................................................................................................................................................	$409,676	$354,251	$303,096
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	820	741	582
Comprehensive income attributable to
Redeemable noncontrolling interests ...........................................................................................................................	46,108	38,798	34,661
Comprehensive income .................................................................................................................................................	$456,604	$393,790	$338,339

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

Debt

The fair value of our debt (including bank credit lines) as of December 31, 2016 and December 26, 2015 was estimated at $1,218.9million and $809.7million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of December 31, 2016 and December 26, 2015:

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$1,240	$-	$1,240
Total assets .....................................................................................................................................................................	$-	$1,240	$-	$1,240

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$931	$-	$931
Total liabilities ..................................................................................................................................................................	$-	$931	$-	$931

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$607,636	$607,636

	December 26, 2015
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$4,289	$-	$4,289
Total assets .....................................................................................................................................................................	$-	$4,289	$-	$4,289

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,477	$-	$2,477
Total liabilities ..................................................................................................................................................................	$-	$2,477	$-	$2,477

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$542,194	$542,194

Note 9 – Business Acquisitions and Divestiture

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

On January 12, 2016, we announced that our U.S. animal health business, Henry Schein Animal Health, completed the purchase of an 80.1% interest in Vetstreet, Inc., a leading software as a service (SaaS) provider of marketing solutions and health information analytics to veterinary practices and animal health product manufacturers. Vetstreet had sales in 2015 of approximately $40 million.  As a result of this acquisition, we recorded $17.9 million of initial goodwill.

On February 3, 2016, we announced the completion of the acquisition of RxWorks, Inc., a leading provider of veterinary practice management software primarily to customers in Australia, New Zealand, the United Kingdom, the Netherlands and other countries around the world. The company had sales for the 12 months ended June 30, 2015 of approximately $7 million.  As a result of this acquisition, we recorded $4.2 million of initial goodwill.

On February 5, 2016, we announced that we have entered into an agreement to acquire a majority ownership interest in Dental Cremer S.A., a distributor of dental supplies and equipment in Brazil. Headquartered in Blumenau, Brazil, Dental Cremer, which is the dental distribution business of Cremer S.A., had 2015 sales of approximately $70 million.  On December 28, 2016, we completed this transaction.  As a result of this acquisition, we recorded $37.5 million of initial goodwill.

On March 23, 2016, we announced that we entered into a definitive agreement with J. Morita Corp. to expand our presence in Japan.  This transaction was completed on June 20, 2016 and, as a result, we own a 50% interest in One Piece Corp., a subsidiary of J. Morita, one of the world's largest manufacturers and distributors of dental equipment and supplies. One Piece Corp. had aggregate sales in fiscal 2015 of approximately $125 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

We completed certain other acquisitions during the year ended December 31, 2016, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $69.9 million of initial goodwill through preliminary purchase price allocations.  Total acquisition transaction costs incurred in the year ended December 31, 2016 were immaterial to our financial results.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

On November 20, 2014, we entered into a long-term strategic agreement with Cardinal Health, Inc.  Under the terms of the agreement, the physician office-focused commercial organization of Cardinal Health’s Medical segment was acquired and has been consolidated into the commercial organization of our medical group.  The physician office sales team and physician office distribution business of Cardinal Health’s medical segment, with annual sales of more than $230 million, will be integrated into our medical group.  Additionally, we committed to purchase Cardinal Health™ Brand products and utilize Cardinal Health as a primary source for various medical products.  There was no goodwill recorded on this transaction.

We completed certain other acquisitions during the year ended December 27, 2014, which were immaterial to our financial statements individually and in the aggregate and resulted in the recording of approximately $16.4 million of initial goodwill through preliminary purchase price allocations.

Note 10 – Plans of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced our plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which ultimately resulted in the elimination of approximately 900 positions, representing slightly more than 4% of our workforce.  The total costs associated with the actions to date for this restructuring include $34.9 million pre-tax, which was recorded in fiscal 2015 and $45.9 million pre-tax, which has been recorded in fiscal 2016.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

As of December 31, 2016 our restructuring activities are complete and we do not expect to incur any additional restructuring charges in fiscal 2017.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during our 2016, 2015 and 2014 fiscal years and the remaining accrued balance of restructuring costs as of December 31, 2016, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 28, 2013 ..................................................................................................................................................	$227	$484	$-	$711
Provision ............................................................................................................................................................................	-	-	-	-
Payments and other adjustments ............................................................................................................................................	(107)	(183)	-	(290)
Balance, December 27, 2014 ..................................................................................................................................................	$120	$301	$-	$421
Provision ............................................................................................................................................................................	26,742	5,706	2,483	34,931
Payments and other adjustments ............................................................................................................................................	(17,759)	(3,856)	(1,672)	(23,287)
Balance, December 26, 2015 ..................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision ............................................................................................................................................................................	40,728	3,587	1,576	45,891
Payments and other adjustments ............................................................................................................................................	(27,477)	(3,284)	(1,492)	(32,253)
Balance, December 31, 2016 ..................................................................................................................................................	$22,354	$2,454	$895	$25,703

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during our 2016, 2015 and 2014 fiscal years and the remaining accrued balance of restructuring costs as of December 31, 2016:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 28, 2013 ..................................................................................................................................................	$711	$-	$711
Provision ............................................................................................................................................................................	-	-	-
Payments and other adjustments ............................................................................................................................................	(290)	-	(290)
Balance, December 27, 2014 ..................................................................................................................................................	$421	$-	$421
Provision ............................................................................................................................................................................	33,889	1,042	34,931
Payments and other adjustments ............................................................................................................................................	(22,248)	(1,039)	(23,287)
Balance, December 26, 2015 ..................................................................................................................................................	$12,062	$3	$12,065
Provision ............................................................................................................................................................................	44,082	1,809	45,891
Payments and other adjustments ............................................................................................................................................	(30,906)	(1,347)	(32,253)
Balance, December 31, 2016 ..................................................................................................................................................	$25,238	$465	$25,703

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Years Ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Basic ........................................................................................................................................................................................	80,820	82,844	84,265
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	1,042	1,281	1,475
Diluted ..................................................................................................................................................................................	81,862	84,125	85,740

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 12 – Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Domestic .......................................................................................................................................................................................	$625,792	$591,320	$543,433
Foreign .........................................................................................................................................................................................	130,043	129,438	165,879
Total .......................................................................................................................................................................................	$755,835	$720,758	$709,312

The provisions for income taxes were as follows:

	Years ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Current income tax expense:
U.S. Federal ...........................................................................................................................................................................	$185,438	$162,948	$156,956
State and local .......................................................................................................................................................................	28,229	29,580	28,708
Foreign .................................................................................................................................................................................	41,357	25,104	31,038
Total current ......................................................................................................................................................................	255,024	217,632	216,702

Deferred income tax expense (benefit):
U.S. Federal ...........................................................................................................................................................................	(18,090)	(3,381)	(2,389)
State and local .......................................................................................................................................................................	(4,809)	992	(2,682)
Foreign .................................................................................................................................................................................	(14,167)	(3,852)	3,979
Total deferred ....................................................................................................................................................................	(37,066)	(6,241)	(1,092)
Total provision ...............................................................................................................................................................	$217,958	$211,391	$215,610

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The tax effects of temporary differences that give rise to our deferred income tax asset (liability) were as follows:

	Years Ended
	December 31,	December 26,
	2016	2015
Current deferred income tax asset (liability):
Inventory, premium coupon redemptions and accounts receivable
valuation allowances ............................................................................................................................................	$-	$25,403
Uniform capitalization adjustments to inventories .............................................................................................................	-	10,719
Other current assets .....................................................................................................................................................	-	15,645
Current deferred income tax asset (1) ..............................................................................................................................	-	51,767

Non-current deferred income tax asset (liability):
Inventory, premium coupon redemptions and accounts receivable
valuation allowances ............................................................................................................................................	29,422	-
Uniform capitalization adjustments to inventories .............................................................................................................	10,632	-
Property and equipment ...............................................................................................................................................	(15,882)	(10,035)
Stock-based compensation ...........................................................................................................................................	41,677	35,942
Intangibles amortization ...............................................................................................................................................	(142,678)	(218,097)
Other non-current asset (liability) ....................................................................................................................................	23,836	(19,377)
Net operating losses of foreign subsidiaries .......................................................................................................................	44,493	37,455
Total non-current deferred tax liability .....................................................................................................................	(8,500)	(174,112)
Valuation allowance for non-current deferred tax assets (2) ......................................................................................	(26,403)	(20,501)
Net non-current deferred tax liability (1) ..........................................................................................................................	(34,903)	(194,613)
Net deferred income tax liability ............................................................................................................................................	$(34,903)	$(142,846)

(1)	Certain deferred tax amounts do not have a right of offset and are therefore reflected on a gross basis in non-current assets and liabilities in our consolidated balance sheets.

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

During the third quarter of 2016, the Company elected to early adopt ASU No. 2015-17 (Topic 740), “Balance Sheet Classification of Deferred Taxes”, prospectively. As a result, all deferred tax assets and liabilities are presented as noncurrent on the consolidated balance sheet as of December 31, 2016.  There was no impact on our results of operations as a result of the adoption of ASU 2015-17 and prior periods have not been adjusted.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

                In 2016, we utilized federal and state net operating loss carryforwards upon filing the 2015 federal and state tax returns.  As of December 31, 2016, we had foreign net operating loss carryforwards of $8.0 million, which can be utilized against future foreign income through December 31, 2025.  Additionally, as of December 31, 2016, there were foreign net operating loss carryforwards of $153.4 million that have an indefinite life.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Income tax provision at federal statutory rate ................................................................................................................................	$264,542	$252,265	$248,260
State income tax provision, net of federal income tax effect .............................................................................................................	11,236	14,627	11,381
Foreign income tax provision .......................................................................................................................................................	(18,036)	(25,942)	(22,960)
Pass through noncontrolling interest ..............................................................................................................................................	(13,083)	(12,463)	(11,431)
Valuation allowance ..................................................................................................................................................................	1,472	(5,006)	(770)
Unrecognized tax benefits and audit settlements..............................................................................................................................	3,066	13,867	11,501
Interest expense related to loans ..................................................................................................................................................	(21,737)	(22,415)	(24,043)
Other ......................................................................................................................................................................................	(9,502)	(3,542)	3,672
Total income tax provision .................................................................................................................................................	$217,958	$211,391	$215,610

For the year ended December 31, 2016, our effective tax rate was 28.8% compared to 29.3% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates for both periods primarily relates to state and foreign income taxes and interest expense.  During the second quarter of 2016, the effective tax rate was affected by a federal tax audit settlement, which reduced our income tax expense by approximately $4.5 million which is included in the unrecognized tax benefits amount above.

During the third quarter of 2015, we received a favorable response to a tax petition, which allowed us to conclude that it was more likely than not that certain unrecognized tax benefits, which had been previously reserved, would be realized.  As a result, our provision for income taxes in 2015 included a $6.3 million income tax benefit, which is included in the unrecognized tax benefits amount above.

Absent the effects of this income tax benefit in the third quarter of 2015, our effective tax rate for the year ended December 26, 2015 would have been 30.2% as compared to our actual effective tax rate of 29.3%.  The remaining difference between our effective tax rate and the federal statutory tax rate for the period primarily relates to state and foreign income taxes and interest expense.

Provision has not been made for U.S. or additional foreign taxes on undistributed earnings of foreign subsidiaries, which have been, and will continue to be reinvested.  These earnings could become subject to additional tax if they were remitted as dividends, if foreign earnings were loaned to us or a U.S. affiliate, or if we should sell, transfer or dispose of our stock in the foreign subsidiaries.  It is not practicable to determine the amount of additional tax, if any, that might be payable on the foreign earnings because if we were to repatriate these earnings, we believe there would be various methods available to us, each with different U.S. tax consequences.  As of December 31, 2016, the cumulative amount of reinvested earnings was approximately $937.0 million.

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

The total amount of unrecognized tax benefits, which are included in “Other liabilities” within our consolidated balance sheets as of December 31, 2016 was approximately $107.4 million, of which $81.4 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $17.1 million and $0, respectively, as of December 31, 2016.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  In December 2014, the IRS issued a Statutory Notice of Deficiency for 2009, 2010 and 2011.  During the quarter ended March 28, 2015, we filed our petition to the U.S. Tax Court disputing the adjustments proposed by the IRS.  During the quarter ended June 27, 2015, we were notified by the IRS that our protest was transferred to the Appellate Divisions (Appeals Section) of the IRS.  During the quarter ended March 26, 2016, we filed our protest with the Appellate Division. The opening appeals conference was held on June 8, 2016 and a proposed settlement was reached.  On July 13, 2016, a joint status report was filed with the Tax Court indicating a basis for settlement had been reached on all of the issues in this case.  On October 7, 2016 an executed decision document was signed by the Internal Revenue Service’s Special Trial Attorney and submitted to the Tax Court finalizing the Appeals decision.  During the quarter ended December 31, 2016, we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open Transfer Pricing issue.  We do not expect this to have a significant effect on our consolidated financial position, liquidity or the results of operations.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 31,	December 26,
	2016	2015
Balance, beginning of period ................................................................................................................................	$77,600	$65,800
Additions based on current year tax positions ..........................................................................................................	7,300	10,400
Additions based on prior year tax positions .............................................................................................................	20,400	19,600
Reductions based on prior year tax positions ...........................................................................................................	(900)	(10,500)
Reductions resulting from settlements with taxing authorities .....................................................................................	(9,700)	(7,600)
Reductions resulting from lapse in statutes of limitations ...........................................................................................	(4,300)	(100)
Balance, end of period ........................................................................................................................................	$90,400	$77,600

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

With respect to our trade receivables, our credit risk is somewhat limited due to a relatively large customer base and its dispersion across different types of health care professionals and geographic areas.  No single customer accounted for more than 1% of our net sales in 2016 or 2015.  With respect to our sources of supply, our top 10 health care distribution suppliers and our single largest supplier accounted for approximately 34% and 6%, respectively, of our aggregate purchases in 2016 and approximately 34% and 7%, respectively, of our aggregate purchases in 2015.

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

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in33 countries worldwide.

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

The following tables present information about our reportable and operating segments:

		Years Ended
		December 31,	December 26,	December 27,
		2016	2015	2014
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$5,555,299	$5,276,407	$5,381,215
	Animal health ...........................................................................................................................................................................	3,253,095	2,921,624	2,898,612
	Medical ...................................................................................................................................................................................	2,337,661	2,072,915	1,742,685
	Total health care distribution ..................................................................................................................................................	11,146,055	10,270,946	10,022,512
	Technology and value-added services (2)...........................................................................................................................................	425,613	358,773	348,878
	Total .......................................................................................................................................................................................	$11,571,668	$10,629,719	$10,371,390

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

	Years ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Operating Income:
Health care distribution ....................................................................................................................................................................	$652,106	$626,574	$611,771
Technology and value-added services ................................................................................................................................................	119,468	107,398	103,371
Total .......................................................................................................................................................................................	$771,574	$733,972	$715,142

Income before taxes and equity in earnings of affiliates:
Health care distribution ....................................................................................................................................................................	$640,184	$617,582	$609,619
Technology and value-added services ................................................................................................................................................	115,651	103,176	99,693
Total .......................................................................................................................................................................................	$755,835	$720,758	$709,312

Depreciation and Amortization:
Health care distribution ....................................................................................................................................................................	$146,276	$141,184	$136,126
Technology and value-added services ................................................................................................................................................	23,504	17,943	16,112
Total .......................................................................................................................................................................................	$169,780	$159,127	$152,238

Income Tax Expense:
Health care distribution ....................................................................................................................................................................	$185,571	$180,133	$185,649
Technology and value-added services ................................................................................................................................................	32,387	31,258	29,961
Total .......................................................................................................................................................................................	$217,958	$211,391	$215,610

Interest Income:
Health care distribution ....................................................................................................................................................................	$13,086	$12,833	$13,585
Technology and value-added services ................................................................................................................................................	189	102	70
Total .......................................................................................................................................................................................	$13,275	$12,935	$13,655

Interest Expense:
Health care distribution ....................................................................................................................................................................	$31,845	$25,926	$23,916
Technology and value-added services ................................................................................................................................................	48	82	141
Total .......................................................................................................................................................................................	$31,893	$26,008	$24,057

Purchases of Fixed Assets:
Health care distribution ....................................................................................................................................................................	$66,943	$68,235	$74,955
Technology and value-added services ................................................................................................................................................	3,236	3,449	7,161
Total .......................................................................................................................................................................................	$70,179	$71,684	$82,116
	As of
	December 31,	December 26,	December 27,
	2016	2015	2014
Total Assets:
Health care distribution ....................................................................................................................................................................	$6,294,735	$6,129,285	$5,756,993
Technology and value-added services ................................................................................................................................................	435,661	375,455	381,814
Total .......................................................................................................................................................................................	$6,730,396	$6,504,740	$6,138,807

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The following table presents information about our operations by geographic area as of and for the three years ended December 31, 2016.  Net sales by geographic area are based on the respective locations of our subsidiaries.  No country, except for the United States, generated net sales greater than 10% of consolidated net sales.  There were no material amounts of sales or transfers among geographic areas and there were no material amounts of export sales.

	2016		2015		2014
	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States ............................................................................................................................................................................	$7,536,897	$1,803,689	$6,798,847	$1,739,546	$6,247,056	$1,771,719
Other ......................................................................................................................................................................................	4,034,771	1,171,137	3,830,872	1,079,494	4,124,334	1,067,636
Consolidated total ...............................................................................................................................................................	$11,571,668	$2,974,826	$10,629,719	$2,819,040	$10,371,390	$2,839,355

Note 16 – Employee Benefit Plans

Stock-based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $58.2 million ($41.4 million after-tax), $44.6 million ($31.5 million after-tax) and $45.9 million ($31.9 million after-tax) for the years ended December 31, 2016, December 26, 2015 and December 27, 2014.

Our accompanying consolidated statements of cash flows present our stock-based compensation expense as an adjustment to reconcile net income to net cash provided by operating activities for all periods presented.  In the accompanying consolidated statements of cash flows, we presented $(0.5) million, $2.2 million and $5.9 million of benefits associated with tax deductions in excess of recognized compensation as a cash inflow from financing activities for the years ended December 31, 2016, December 26, 2015 and December 27, 2014.

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

Stock-based awards are provided to certain employees and non-employee directors under the terms of our 2013 Stock Incentive Plan, as amended, and our 2015 Non-Employee Director Stock Incentive Plan (together, the “Plans”).  The Plans are administered by the Compensation Committee of the Board of Directors.  Prior to March 2009, awards under the Plans principally included a combination of at-the-money stock options and restricted stock/units.  Since March 2009, equity-based awards have been granted solely in the form of restricted stock/units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.  As of December 31, 2016, there were 31,229 shares authorized and 4,678 shares available to be granted under the 2013 Stock Incentive Plan and 900 shares authorized and 141 shares available to be granted under the 2015 Non-Employee Director Stock Incentive Plan.

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

Stock-based compensation grants for the three years ended December 31, 2016 primarily consisted of restricted stock/unit grants.  Certain stock-based compensation granted may require us to settle in the form of a cash payment.  During the year ended December 31, 2016, we recorded a liability of $0.8 million relating to the grant date fair value of stock-based compensation to be settled in cash, as well as an expense of $0.3 million relating to the change in the fair value of these grants.  The weighted-average grant date fair value of stock-based awards granted before forfeitures was $167.80, $140.80 and $119.45 per share during the years ended December 31, 2016, December 26, 2015 and December 27, 2014.

Total unrecognized compensation cost related to non-vested awards as of December 31, 2016 was $85.9 million, which is expected to be recognized over a weighted-average period of approximately 2.0 years.

A summary of the stock option activity under the Plans is presented below:

	Years Ended
	December 31,		December 26,		December 27,
	2016		2015		2014

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year ..............................................................................................................................................	385	$56.00	684	$53.41	1,323	$51.53
Granted ...............................................................................................................................................................................	-	-	-	-	-	-
Exercised .............................................................................................................................................................................	(208)	54.99	(299)	50.09	(639)	49.51
Forfeited ..............................................................................................................................................................................	-	-	-	-	-	-
Outstanding at end of year ......................................................................................................................................................	177	$57.19	385	$56.00	684	$53.41

Options exercisable at end of year ............................................................................................................................................	177	$57.19	385	$56.00	684	$53.41

During the years ended December 31, 2016, December 26, 2015 and December 27, 2014, we did not grant any stock options.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

The following table represents the intrinsic values of:

	As of
	December 31,	December 26,	December 27,
	2016	2015	2014
Stock options outstanding ................................................................................................................................	$16,681	$38,882	$57,421
Stock options exercisable .................................................................................................................................	16,681	38,882	57,421

The total cash received as a result of stock option exercises for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 was approximately $11.4 million, $14.9 million and $31.5 million.  In connection with these exercises, the tax benefits that we realized for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 were $23.4 million, $20.8 million and $11.2 million.  We settle employee stock option exercises with newly issued common shares.

The total intrinsic value per share of restricted stock/units that vested was $163.71, $143.20 and $119.36 during the years ended December 31, 2016, December 26, 2015 and December 27, 2014.  The following table summarizes the status of our non-vested restricted stock/units for the year ended December 31, 2016:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .......................................................................................................................................................	775	$99.29
Granted ...........................................................................................................................................................................................	175	155.06
Vested .............................................................................................................................................................................................	(239)	74.66
Forfeited ..........................................................................................................................................................................................	(41)	124.22
Outstanding at end of period ...............................................................................................................................................................	670	$121.08	$151.71
	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .......................................................................................................................................................	930	$91.33
Granted ...........................................................................................................................................................................................	246	159.78
Vested .............................................................................................................................................................................................	(214)	90.58
Forfeited ..........................................................................................................................................................................................	(37)	137.92
Outstanding at end of period ...............................................................................................................................................................	925	$108.09	$151.71
.......................................................................................................................................................................................................

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

Assets of the 401(k) and other defined contribution plans are held in self-directed accounts enabling participants to choose from various investment fund options.  Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 31, 2016, December 26, 2015 and December 27, 2014 amounted to $34.0 million, $31.5 million and $28.6 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Supplemental Executive Retirement Plan

We offer an unfunded, non-qualified supplemental executive retirement plan to eligible employees.  This plan generally covers officers and certain highly-compensated employees after they have reached the maximum IRS allowed pre-tax 401(k) contribution limit.  Our contributions to this plan are equal to the 401(k) employee-elected contribution percentage applied to base compensation for the portion of the year in which such employees are not eligible to make pre-tax contributions to the 401(k) plan.  The amounts charged to operations during the years ended December 31, 2016, December 26, 2015 and December 27, 2014 amounted to $0.3 million, $1.5 million and $1.9 million.

Deferred Compensation Plan

During 2011, we began to offer a deferred compensation plan to a select group of management or highly compensated employees of the Company and certain associated companies. This plan allows for the elective deferral of base salary, bonus and/or commission compensation by eligible employees.  The amounts charged to operations during the years ended December 31, 2016, December 26, 2015 and December 27, 2014 were approximately $1.7 million, $0.1 million and $0.7 million, respectively.

Note 17 – Commitments and Contingencies

Operating Leases

We lease facilities and equipment under non-cancelable operating leases expiring through 2033.  We expect that in the normal course of business, leases will be renewed or replaced by other leases.

Future minimum annual rental payments under our non-cancelable operating leases as of December 31, 2016 were:

2017 .......................................................................................................................................................................................	$84,010
2018 .......................................................................................................................................................................................	67,633
2019 .......................................................................................................................................................................................	52,382
2020 .......................................................................................................................................................................................	40,749
2021 .......................................................................................................................................................................................	29,374
Thereafter ................................................................................................................................................................................	63,393
Total minimum operating lease payments ...............................................................................................................................	$337,541

Total rental expense for the years ended December 31, 2016, December 26, 2015 and December 27, 2014 was $79.6 million, $76.0 million and $76.1 million.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Capital Leases

We lease certain equipment under capital leases.  Future minimum annual lease payments under our capital leases together with the present value of the minimum capital lease payments as of December 31, 2016 were:

2017 .......................................................................................................................................................................................	$1,517
2018 .......................................................................................................................................................................................	1,244
2019 .......................................................................................................................................................................................	738
2020 .......................................................................................................................................................................................	310
2021 .......................................................................................................................................................................................	266
Thereafter ................................................................................................................................................................................	1,834
Total minimum capital lease payments .........................................................................................................................................	5,909
Less: Amount representing interest at 1.38% to 19.15%	(493)
Total present value of minimum capital lease payments............................................................................................................	$5,416

Purchase Commitments

In our health care distribution business, we sometimes enter into long-term purchase commitments to ensure the availability of products for distribution.  Future minimum annual payments for inventory purchase commitments as of December 31, 2016 were:

2017 .......................................................................................................................................................................................	$179,562
2018 .......................................................................................................................................................................................	116,394
2019 .......................................................................................................................................................................................	91,780
2020 .......................................................................................................................................................................................	101,280
2021 .......................................................................................................................................................................................	111,680
Thereafter ................................................................................................................................................................................	116,200
Total minimum inventory purchase commitment payments.......................................................................................................	$716,896

Litigation

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleges that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleges, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserts the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff seeks equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against the action.

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

As of December 31, 2016, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

Employment, Consulting and Non-Compete Agreements

We have definite-lived employment, consulting and non-compete agreements that have varying base aggregate annual payments for the years 2017 through 2021 and thereafter of approximately $16.3 million, $3.8 million, $2.3 million, $1.1 million and $1.0 million. We also have lifetime consulting agreements that provide for current compensation of $0.5 million per year, increasing $25 every fifth year with the next increase in 2017.  In addition, some agreements have provisions for additional incentives and compensation.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(in thousands, except per share data)

Note 18 – Quarterly Information (Unaudited)

The following tables present certain quarterly financial data:

	Quarters ended
	March 26,	June 25,	September 24,	December 31,
	2016 (1)	2016 (1)	2016 (1)	2016 (1)
Net sales .......................................................................................................................................................................................	$2,712,956	$2,872,630	$2,865,148	$3,120,934
Gross profit ...................................................................................................................................................................................	779,305	803,316	789,491	861,857
Restructuring costs ..........................................................................................................................................................................	4,058	20,383	5,370	16,080
Operating income ...........................................................................................................................................................................	176,194	180,677	200,721	213,982
Net income ....................................................................................................................................................................................	124,533	133,098	145,291	153,473

Amounts attributable to
Henry Schein, Inc.:
Net income ....................................................................................................................................................................................	113,752	120,097	133,713	139,216

Earnings per share attributable to
Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$1.39	$1.47	$1.65	$1.75
Diluted ....................................................................................................................................................................................	1.37	1.46	1.63	1.73
	Quarters ended
	March 28,	June 27,	September 26,	December 26,
	2015 (1)	2015 (1)	2015 (1) (2)	2015 (1)
Net sales .......................................................................................................................................................................................	$2,463,646	$2,629,320	$2,685,835	$2,850,918
Gross profit ...................................................................................................................................................................................	713,395	750,678	748,908	799,278
Restructuring costs ..........................................................................................................................................................................	6,862	7,222	8,438	12,409
Operating income ...........................................................................................................................................................................	161,367	183,030	188,882	200,693
Net income ....................................................................................................................................................................................	111,580	129,608	141,396	140,843

Amounts attributable to
Henry Schein, Inc.:
Net income ....................................................................................................................................................................................	103,447	117,928	127,735	129,948

Earnings per share attributable to
Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$1.24	$1.42	$1.54	$1.58
Diluted ....................................................................................................................................................................................	1.22	1.40	1.52	1.56

(1)	See Note 10 - "Plans of Restructuring" for details of the restructuring costs incurred during the fiscal years of 2016 and 2015.

(2)	See Note 12 - "Incomes Taxes" for details of the income tax benefit from a favorable tax ruling received by a subsidiary, net of noncontrolling interest, during the third quarter of 2015.

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

Note 19 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Years ended
	December 31,	December 26,	December 27,
	2016	2015	2014
Interest .................................................................................................................................................................................	$29,391	$24,033	$22,285
Income taxes .........................................................................................................................................................................	205,196	180,897	208,272

There was approximately $63.8 million, $5.0 million and $3.3 million of debt assumed as a part of the acquisitions for the years ended December 31, 2016, December 26, 2015 and December 27, 2014, respectively.  Debt assumed during the year ended December 31, 2016 primarily relates to the acquisitions of Dental Cremer S.A. and Dental Speed Graph. Debt assumed during the year ended December 26, 2015 relates to the acquisitions of scil animal care company GmbH, Jorgen Kruuse A/S and Dental Trey (S.R.L.).  Debt assumed during the year ended December 27, 2014 relates to the acquisitions of BioHorizons, Inc. and Medivet S.A.

For the years ended December 31, 2016, December 26, 2015 and December 27, 2014, we had $(1.0) million, $2.1 million and $(2.5) million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).  Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework (2013), updated and reissued by the Committee of Sponsoring Organizations, or the COSO Framework. Based on our evaluation under the COSO Framework, our management concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been independently audited by BDO USA, LLP, an independent registered public accounting firm, and their attestation is included herein.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Henry Schein, Inc.

Melville, NY

We have audited Henry Schein, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Henry Schein, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Henry Schein, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Henry Schein, Inc. as of December 31, 2016 and December 26, 2015, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 21, 2017, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, NY

February 21, 2017

ITEM 9B.  Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

Information required by this item regarding our directors and executive officers and our corporate governance is hereby incorporated by reference to the Section entitled “Election of Directors,” with respect to directors, and the first paragraph of the Section entitled “Corporate Governance - Board of Directors Meetings and Committees - Audit Committee,” with respect to corporate governance, in each case in our definitive 2017 Proxy Statement to be filed pursuant to Regulation 14A and to the Section entitled “Executive Officers of the Registrant” in Part I of this report, with respect to executive officers.

There have been no changes to the procedures by which stockholders may recommend nominees to our Board of Directors since our last disclosure of such procedures, which appeared in our definitive 2016 Proxy Statement filed pursuant to Regulation 14A on April 11, 2016.

Information required by this item concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is hereby incorporated by reference to the Section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive 2017 Proxy Statement to be filed pursuant to Regulation 14A.

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

ITEM 11.   Executive Compensation

The information required by this item is hereby incorporated by reference to the Sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report” (which information shall be deemed furnished in this Annual Report on Form 10-K), “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive 2017 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We maintain several stock incentive plans for the benefit of certain officers, directors and employees.  All active plans have been approved by our stockholders.  Descriptions of these plans appear in the notes to our consolidated financial statements.  The following table summarizes information relating to these plans as of December 31, 2016:

	Number of Common
	Shares to be Issued Upon	Weighted- Average	Number of Common
	Exercise of Outstanding	Exercise Price of	Shares Available for
Plan Category	Options and Rights	Outstanding Options	Future Issuances
Plans Approved by Stockholders .......................................................................................................................................................	176,475	$57.19	4,819,337
Plans Not Approved by Stockholders ..................................................................................................................................................	-	-	-
Total .......................................................................................................................................................................................	176,475	$57.19	4,819,337

The other information required by this item is hereby incorporated by reference to the Section entitled “Security Ownership of Certain Beneficial Owners and Management” in our definitive 2017 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by this item is hereby incorporated by reference to the Section entitled “Certain Relationships and Related Transactions” and “Corporate Governance – Board of Directors Meetings and Committees – Independent Directors” in our definitive 2017 Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 14.  Principal Accountant Fees and Services

The information required by this item is hereby incorporated by reference to the Section entitled “Independent Registered Public Accounting Firm Fees and Pre-Approval Policies and Procedures” in our definitive 2017 Proxy Statement to be filed pursuant to Regulation 14A.

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

1.	Financial Statements:
Our Consolidated Financial Statements filed as a part of this report are listed on the index on page 68.

2.	Financial Statement Schedules:
Schedule II
No other schedules are required.

3.	Exhibits:
The exhibits required by Item 601 of Regulation S-K and filed herewith are listed in the Exhibit
List immediately preceding the exhibits.

ITEM 16.  Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Henry Schein, Inc.

By: /s/ STANLEY M. BERGMAN
Stanley M. Bergman
Chairman and Chief Executive Officer
February 21, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ STANLEY M. BERGMAN	Chairman, Chief Executive Officer	February 21, 2017
Stanley M. Bergman	and Director (principal executive officer)

/s/ STEVEN PALADINO	Executive Vice President, Chief Financial	February 21, 2017
Steven Paladino	Officer and Director (principal financial and
accounting officer)

/s/ JAMES P. BRESLAWSKI	Director	February 21, 2017
James P. Breslawski

/s/ GERALD A. BENJAMIN	Director	February 21, 2017
Gerald A. Benjamin

/s/ MARK E. MLOTEK	Director	February 21, 2017
Mark E. Mlotek

/s/ BARRY J. ALPERIN	Director	February 21, 2017
Barry J. Alperin

/s/ LAWRENCE S. BACOW, PH. D.	Director	February 21, 2017
Lawrence S. Bacow, Ph. D.

/s/ PAUL BRONS	Director	February 21, 2017
Paul Brons

/s/ JOSEPH L. HERRING	Director	February 21, 2017
Joseph L. Herring

/s/ DONALD J. KABAT	Director	February 21, 2017
Donald J. Kabat

/s/ KURT P. KUEHN	Director	February 21, 2017
Kurt P. Kuehn

/s/ PHILIP A. LASKAWY	Director	February 21, 2017
Philip A. Laskawy

/s/ CAROL RAPHAEL	Director	February 21, 2017
Carol Raphael

/s/ E. DIANNE REKOW	Director	February 21, 2017
E. Dianne Rekow, DDS, Ph.D.

/s/ BRADLEY T. SHEARES, PH. D.	Director	February 21, 2017
Bradley T. Sheares, Ph. D.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Henry Schein, Inc.

Melville, NY

            The audits referred to in our report dated February 21, 2017 relating to the consolidated financial statements of Henry Schein, Inc., which is contained in Item 8 of this Form 10K also included the audit of the financial statement schedule listed in the accompanying index.  This financial statement schedule is the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, NY

February 21, 2017

Schedule II
Valuation and Qualifying Accounts
(in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	beginning of	statement of	other		end of
Description	period	income (1)	accounts (2)	Deductions (3)	period

Year ended December 31, 2016:
Allowance for doubtful accounts,
sales returns and other .........................................................................................................................................	$77,008	$2,647	$16,909	$(6,235)	$90,329

Year ended December 26, 2015:
Allowance for doubtful accounts,
sales returns and other .........................................................................................................................................	$80,671	$3,184	$1,124	$(7,971)	$77,008

Year ended December 27, 2014:
Allowance for doubtful accounts,
sales returns and other .........................................................................................................................................	$78,298	$4,619	$5,828	$(8,074)	$80,671

(1)	Represents amounts charged to bad debt expense.

(2)	Amounts charged to net sales primarily relate to increases in allowances for sales returns.

(3)	Deductions primarily consist of fully reserved accounts receivable that have been written off.

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

(Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.9         Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.10       Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.11       Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.12       Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 30, 2013 filed on May 7, 2013.)**

10.13       Henry Schein, Inc. 2013 Stock Incentive Plan, as amended and restated effective as of May 14, 2013. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.14       Form of Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.15       Form of Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.16       Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.17       Form of Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.18       Form of 2015 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.19       Form of 2015 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.20       Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.21       Form of 2015 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.22      Form of 2016 Restricted Stock Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.23      Form of 2016 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.24      Form of 2016 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.25      Form of 2016 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013). (Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.26       Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, as amended by Amendment Number One, effective as of May 25, 2004. (Incorporated by reference to Exhibit C to our definitive 2004 Proxy Statement on Schedule 14A filed on April 27, 2004.)**

10.27       Amendment Number Two to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.28       Amendment Number Three to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of May 10, 2010. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 26, 2010 filed on August 2, 2010.)**

10.29       Amendment Number Four to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan, effective as of February 27, 2014. (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.30       Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2015 filed on July 29, 2015.)**

10.31       Form of Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of April 1, 2004 and January 1, 2005). (Incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 27, 2010 filed on May 4, 2010.)**

10.32       Form of 2015 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 1996 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of April 1, 2003, and as further amended effective as of May 25, 2004, January 1, 2005, May 10, 2010 and February 27, 2014). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 28, 2015 filed on May 4, 2015.)**

10.33       Form of 2016 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2015 Non-Employee Director Stock Incentive Plan (as amended and restated effective as of June 22, 2015). (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 26, 2016 filed on May 3, 2016.)**

10.34      Henry Schein, Inc. Supplemental Executive Retirement Plan, amended and restated effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2013 filed on November 5, 2013.)**

10.35       2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of June 6, 2001. (Incorporated by reference to Appendix B to our definitive 2001 Proxy Statement on Schedule 14A filed on April 30, 2001.)**

10.36       Amendment Number One to the 2001 Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 24, 2005. (Incorporated by reference to Exhibit B to our definitive 2005 Proxy Statement on Schedule 14A, filed on April 22, 2005.)**

10.37       Amendment Number Two to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of January 1, 2007. (Incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.38       Amendment Number Three to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan effective as of December 31, 2009. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 2009 filed on August 4, 2009.)**

10.39       Amendment Number Four to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, effective as of May 14, 2013.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 16, 2013.)**

10.40       Henry Schein, Inc. 2004 Employee Stock Purchase Plan, effective as of May 25, 2004. (Incorporated by reference to Exhibit D to our definitive 2004 Proxy Statement on Schedule 14A, filed on April 27, 2004.)**

10.41       Henry Schein, Inc. Non-Employee Director Deferred Compensation Plan, amended and restated effective as of January 1, 2005. (Incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.42       Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)**

10.43       Amendment to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on February 15, 2012.)**

10.44       Amendment Number Two to the Henry Schein, Inc. Deferred Compensation Plan.  (Incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.45       Amendment Number Three to the Henry Schein, Inc. Deferred Compensation Plan. (Incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended December 28, 2013 filed on February 11, 2014.)**

10.46      Amendment Number Four to the Henry Schein, Inc. Deferred Compensation Plan.**+

10.47       Henry Schein Management Team Performance Incentive Plan and Plan Summary, effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)**

10.48      Amended and Restated Employment Agreement dated as of December 31, 2016, by and between us and Stanley M. Bergman.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.49      Form of Performance-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.50      Form of Time-Based RSU Award Agreement for Stanley M. Bergman pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated as of May 14, 2013). (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on April 7, 2016.)**

10.51       Restricted Stock Unit Agreement between us and Stanley M. Bergman pursuant to the Henry Schein, Inc. 1994 Stock Incentive Plan (as amended and restated effective as of March 27, 2007) (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on October 11, 2011.)**

10.52      Employment Agreement dated as of April 5, 2016, by and between us and Karen Prange.**+

10.53      Confidentiality and Non-Solicitation/Non-Compete Agreement dated as of April 5, 2016, by and between us and Karen Prange.**+

10.54       Form of Amended and Restated Change in Control Agreement dated December 12, 2008 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Robert Minowitz, Mark Mlotek, Steven Paladino and Michael Racioppi, respectively). (Incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended December 27, 2008 filed on February 24, 2009.)**

10.55       Form of Amendment to Amended and Restated Change in Control Agreement effective January 1, 2012 between us and certain executive officers who are a party thereto (Gerald Benjamin, James Breslawski, Michael S. Ettinger, Robert Minowitz, Mark Mlotek, Steven Paladino and Michael Racioppi, respectively). (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 20, 2012.)**

10.56      Change in Control Agreement dated May 17, 2016 between us and Karen Prange. (Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)**+

10.57       Credit Agreement, dated as of September 12, 2012, among us, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, HSBC Bank USA, National Association, as syndication agent, and U.S. Bank National Association, The Bank of Tokyo-Mitsubishi UFJ, Ltd.,

UniCredit Bank AG and The Bank of New York Mellon, as co-documentation agents. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 13, 2012.)

10.58       First Amendment dated as of September 22, 2014 to the Credit Agreement, dated as of September 12, 2012, by and among us, the several lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on September 26, 2014.)

10.59       Omnibus Agreement, dated November 29, 2009, by and among us, National Logistics Services, LLC, Winslow Acquisition Company, Butler Animal Health Holding Company LLC, Butler Animal Health Supply, LLC, Oak Hill Capital Partners II, L.P., Oak Hill Capital Management Partners II, L.P., W.A. Butler Company, Burns Veterinary Supply, Inc. and certain other persons party thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on November 30, 2009.)

10.60       Amendment No. 1 to the Omnibus Agreement, dated December 31, 2009, by and between us and Butler Animal Health Holding Company LLC. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on January 4, 2010.)

10.61       Put Rights Agreement, dated December 31, 2009, by and among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on January 4, 2010.)

10.62       First Amendment dated December 1, 2010 to Put Rights Agreement among us, Burns Veterinary Supply, Inc. and Butler Animal Health Holding Company, LLC. (Incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the fiscal year ended December 25, 2010 filed on February 22, 2011.)

10.63       Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent and the various purchaser groups from time to time party thereto.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2013.)

10.64       Amendment No. 1 dated as of September 22, 2014 to the Receivables Purchase Agreement, dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, LTD., New York Branch, as agent and the various purchaser groups from time to time party thereto, as amended. (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on September 26, 2014.)

10.65      Amendment No. 2 to Receivables Purchase Agreement, dated as of April 17, 2015, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)

10.66      Amendment No. 3 to Receivables Purchase Agreement, dated as of June 1, 2016, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto. (Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2016 filed on August 4, 2016.)

10.67       Receivables Sale Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on April 19, 2013.)

10.68       Omnibus Amendment No. 1, dated July 22, 2013, to Receivables Purchase Agreement dated as of April 17, 2013, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer.  (Incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 29, 2013 filed on August 6, 2013.)

10.69       Omnibus Amendment No. 2, dated April 21, 2014, to Receivables Purchase Agreement dated as of April 17, 2013, as amended, by and among us, as servicer, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as agent, and the various purchaser groups from time to time party thereto and Receivables Sales Agreement, dated as of April 17, 2013, by and among us, certain of our wholly-owned subsidiaries and HSFR, Inc., as buyer. (Incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 29, 2014 filed on May 6, 2014.)

10.70       Form of Indemnification Agreement between us and certain directors and executive officers who are a party thereto (Barry J. Alperin, Lawrence S. Bacow, Ph.D., Paul Brons, Joseph L. Herring, Donald J. Kabat, Kurt P. Kuehn, Philip A. Laskawy, Carol Raphael, E. Dianne Rekow, DDS, Ph.D., Bradley T. Sheares, Ph.D., Gerald A. Benjamin, Stanley M. Bergman, James P. Breslawski, Michael S. Ettinger, James A. Harding, Peter McCarthy, Lorelei McGlynn, David McKinley, Bob Minowitz, Mark E. Mlotek, Steven Paladino, Karen Prange, Michael Racioppi, Paul Rose, Bridget Ross and Walter Siegel, respectively). (Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 26, 2015 filed on November 4, 2015.)**

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