Form 10-Q
period 2017-05-09
HENRY SCHEIN INC
filed 2017-05-09
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

or

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

           Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer X		Accelerated filer __
Non-accelerated filer __	(Do not check if a smaller reporting company)	Smaller reporting company __

  Emerging growth company  __

           If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. □

           Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes __	No X

As of May 3, 2017, there were 79,329,460 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of April 1, 2017 and December 31, 2016..........................................................................................................................................................	3

	Statements of Income for the three months ended
	April 1, 2017 and March 26, 2016............................................................................................................................................................................................	4

	Statements of Comprehensive Income for the three months ended
	April 1, 2017 and March 26, 2016............................................................................................................................................................................................	5

	Statement of Changes in Stockholders' Equity for the three months ended
	April 1, 2017...	6

	Statements of Cash Flows for the three months ended
	April 1, 2017 and March 26, 2016............................................................................................................................................................................................	7

	Notes to Consolidated Financial Statements...................................................................................................................................................................................	8
	Note 1 – Basis of Presentation..................................................................................................................................................................................................	8
	Note 2 – Segment Data...	8
	Note 3 - Debt...	9
	Note 4 – Redeemable Noncontrolling Interests.........................................................................................................................................................................	11
	Note 5 – Comprehensive Income..............................................................................................................................................................................................	12
	Note 6 – Fair Value Measurements...........................................................................................................................................................................................	13
	Note 7 – Business Acquisitions................................................................................................................................................................................................	15
	Note 8 – Plan of Restructuring..................................................................................................................................................................................................	16
	Note 9 – Earnings Per Share.....................................................................................................................................................................................................	17
	Note 10 – Income Taxes...	17
	Note 11 – Derivatives and Hedging Activities..........................................................................................................................................................................	18
	Note 12 – Stock-Based Compensation......................................................................................................................................................................................	18
	Note 13 – Supplemental Cash Flow Information......................................................................................................................................................................	20
	Note 14 – Legal Proceedings.....................................................................................................................................................................................................	20

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations........................................................................................................................................................................	22

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.....................................................................................................................................................	40

ITEM 4.	Controls and Procedures...	40

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings...	41

ITEM 1A.	Risk Factors...	42

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.......................................................................................................................................................	42

ITEM 6.	Exhibits...	43

	Signature...	44

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
HENRY SCHEIN, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	April 1,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$62,888	$62,381
Accounts receivable, net of reserves of $90,691 and $90,329 ................................................................................................................	1,362,832	1,254,139
Inventories, net .............................................................................................................................................................................	1,623,983	1,635,750
Prepaid expenses and other .............................................................................................................................................................	342,554	360,510
Total current assets ................................................................................................................................................................	3,392,257	3,312,780
Property and equipment, net ...............................................................................................................................................................	336,465	333,906
Goodwill ..........................................................................................................................................................................................	2,058,687	2,019,740
Other intangibles, net .........................................................................................................................................................................	599,183	621,180
Investments and other .......................................................................................................................................................................	458,028	442,790
Total assets ..........................................................................................................................................................................	$6,844,620	$6,730,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$843,782	$977,249
Bank credit lines ...........................................................................................................................................................................	671,724	437,476
Current maturities of long-term debt .................................................................................................................................................	18,604	65,923
Accrued expenses:
Payroll and related ....................................................................................................................................................................	226,364	266,463
Taxes ......................................................................................................................................................................................	168,532	151,750
Other ......................................................................................................................................................................................	356,426	391,785
Total current liabilities ............................................................................................................................................................	2,285,432	2,290,646
Long-term debt .................................................................................................................................................................................	708,422	715,457
Deferred income taxes .......................................................................................................................................................................	79,107	51,589
Other liabilities ..................................................................................................................................................................................	256,875	264,264
Total liabilities ......................................................................................................................................................................	3,329,836	3,321,956

Redeemable noncontrolling interests .....................................................................................................................................................	719,390	607,636
Commitments and contingencies .........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
79,468,025 outstanding on April 01, 2017 and
79,402,505 outstanding on December 31, 2016 ..............................................................................................................................	795	794
Additional paid-in capital ...............................................................................................................................................................	-	127,536
Retained earnings ..........................................................................................................................................................................	3,068,249	2,981,777
Accumulated other comprehensive loss .............................................................................................................................................	(281,819)	(317,041)
Total Henry Schein, Inc. stockholders' equity .................................................................................................................................	2,787,225	2,793,066
Noncontrolling interests ..................................................................................................................................................................	8,169	7,738
Total stockholders' equity .......................................................................................................................................................	2,795,394	2,800,804
Total liabilities, redeemable noncontrolling interests and stockholders' equity .......................................................................................	$6,844,620	$6,730,396

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	April 1,	March 26,
	2017	2016

Net sales ......................................................................................................................................................................................	$2,922,948	$2,712,956
Cost of sales .................................................................................................................................................................................	2,100,028	1,935,114
Gross profit ..........................................................................................................................................................................	822,920	777,842
Operating expenses:
Selling, general and administrative ................................................................................................................................................	628,952	597,590
Restructuring costs ....................................................................................................................................................................	-	4,058
Operating income ..................................................................................................................................................................	193,968	176,194
Other income (expense):
Interest income .........................................................................................................................................................................	4,304	3,348
Interest expense ........................................................................................................................................................................	(11,430)	(7,127)
Other, net .................................................................................................................................................................................	(45)	3,137
Income before taxes and equity in earnings of affiliates ...............................................................................................................	186,797	175,552
Income taxes ...............................................................................................................................................................................	(38,630)	(53,533)
Equity in earnings of affiliates .........................................................................................................................................................	2,086	2,514
Net income ..................................................................................................................................................................................	150,253	124,533
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(9,505)	(10,781)
Net income attributable to Henry Schein, Inc. .....................................................................................................................................	$140,748	$113,752

Earnings per share attributable to Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$1.78	$1.39
Diluted ....................................................................................................................................................................................	$1.76	$1.37

Weighted-average common shares outstanding:
Basic ......................................................................................................................................................................................	78,858	81,568
Diluted ....................................................................................................................................................................................	79,879	82,739

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)
(unaudited)

	Three Months Ended
	April 1,	March 26,
	2017	2016

Net income ..............................................................................................................................................................................	$150,253	$124,533

Other comprehensive income, net of tax:
Foreign currency translation gain..............................................................................................................................................	41,452	9,990

Unrealized gain (loss) from foreign currency hedging activities .......................................................................................................	(2,861)	1,617

Pension adjustment gain (loss)..................................................................................................................................................	84	(393)

Other comprehensive income, net of tax ........................................................................................................................................	38,675	11,214
Comprehensive income ..............................................................................................................................................................	188,928	135,747
Comprehensive income attributable to noncontrolling interests:
Net income ......................................................................................................................................................................	(9,505)	(10,781)
Foreign currency translation gain ..........................................................................................................................................	(3,453)	(972)
Comprehensive income attributable to noncontrolling interests ..............................................................................................	(12,958)	(11,753)

Comprehensive income attributable to Henry Schein, Inc. ................................................................................................................	$175,970	$123,994

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(in thousands, except share and per share data) (unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 31, 2016 .........................................................................................................................................................................	79,402,505	$794	$127,536	$2,981,777	$(317,041)	$7,738	$2,800,804
Net income (excluding $9,395 attributable to Redeemable
noncontrolling interests) ........................................................................................................................................................................	-	-	-	140,748	-	110	140,858
Foreign currency translation gain (excluding gain of $3,363
attributable to Redeemable noncontrolling interests) .............................................................................................................................................	-	-	-	-	37,999	90	38,089
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $217 .......................................................................................................................................................................	-	-	-	-	(2,861)	-	(2,861)
Pension adjustment gain, net of tax benefit of $29.....................................................................................................................................................	-	-	-	-	84	-	84
Dividends paid .....................................................................................................................................................................................	-	-	-	-	-	(125)	(125)
Other adjustments ..................................................................................................................................................................................	-	-	46	-	-	356	402
Change in fair value of redeemable securities .........................................................................................................................................................	-	-	(100,826)	-	-	-	(100,826)
Repurchase and retirement of common stock .........................................................................................................................................................	(308,036)	(3)	(11,285)	(38,718)	-	-	(50,006)
Stock issued upon exercise of stock options,
including tax benefit of $59 .....................................................................................................................................................................	76,312	1	3,892	-	-	-	3,893
Stock-based compensation expense ..................................................................................................................................................................	545,278	5	8,492	-	-	-	8,497
Shares withheld for payroll taxes ....................................................................................................................................................................	(248,034)	(2)	(43,199)	-	-	-	(43,201)
Liability for cash settlement of stock-based compensation
awards.........................................................................................................................................................................................	-	-	(214)	-	-	-	(214)
Transfer of charges in excess of capital.................................................................................................................................................................	-	-	15,558	(15,558)	-	-	-

Balance, April 01, 2017 .............................................................................................................................................................................	79,468,025	$795	$-	$3,068,249	$(281,819)	$8,169	$2,795,394

See accompanying notes.

HENRY SCHEIN, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	April 1,	March 26,
	2017	2016

Cash flows from operating activities:
Net income ......................................................................................................................................................................................	$150,253	$124,533
Adjustments to reconcile net income to net cash used in
operating activities:
Depreciation and amortization ....................................................................................................................................................	44,749	40,967
Stock-based compensation expense .............................................................................................................................................	8,497	14,144
Provision for losses on trade and other accounts receivable ...............................................................................................................	2,810	580
Provision from deferred income taxes ...........................................................................................................................................	13,496	6,963
Equity in earnings of affiliates .....................................................................................................................................................	(2,086)	(2,514)
Distributions from equity affiliates ...............................................................................................................................................	3,038	2,181
Changes in unrecognized tax benefits ...........................................................................................................................................	(10,876)	2,504
Other ......................................................................................................................................................................................	2,689	(173)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(101,764)	(39,767)
Inventories ...........................................................................................................................................................................	28,278	13,930
Other current assets ...............................................................................................................................................................	2,689	(24,918)
Accounts payable and accrued expenses ...................................................................................................................................	(194,364)	(216,228)
Net cash used in operating activities ......................................................................................................................................................	(52,591)	(77,798)

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(17,311)	(12,605)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(11,820)	(52,562)
Other ..............................................................................................................................................................................................	(5,549)	(5,829)
Net cash used in investing activities .......................................................................................................................................................	(34,680)	(70,996)

Cash flows from financing activities:
Proceeds from bank borrowings ...........................................................................................................................................................	234,037	95,111
Proceeds from issuance of long-term debt ..............................................................................................................................................	-	210,000
Debt issuance costs ............................................................................................................................................................................	-	(58)
Principal payments for long-term debt ...................................................................................................................................................	(56,367)	(7,554)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	3,952	6,398
Payments for repurchases of common stock ..........................................................................................................................................	(50,006)	(99,997)
Payments for taxes related to shares withheld for employee taxes...............................................................................................................	(40,605)	(23,714)
Distributions to noncontrolling shareholders ...........................................................................................................................................	(3,264)	(2,096)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(4,089)	(32,711)
Net cash provided by financing activities ...............................................................................................................................................	83,658	145,379

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	4,120	2,943
Net change in cash and cash equivalents ................................................................................................................................................	507	(472)
Cash and cash equivalents, beginning of period .......................................................................................................................................	62,381	72,086
Cash and cash equivalents, end of period ...............................................................................................................................................	$62,888	$71,614

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

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented.  All such adjustments are of a normal recurring nature.  These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the three months ended April 1, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 30, 2017.

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

HENRY SCHEIN, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

The following tables present information about our reportable and operating segments:

		Three Months Ended
		April 1,	March 26,
		2017	2016
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$1,405,158	$1,301,755
	Animal health ...........................................................................................................................................................................	812,939	771,413
	Medical ...................................................................................................................................................................................	598,886	538,117
	Total health care distribution ..................................................................................................................................................	2,816,983	2,611,285
	Technology and value-added services (2)...........................................................................................................................................	105,965	101,671
	Total .......................................................................................................................................................................................	$2,922,948	$2,712,956

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

		Three Months Ended
		April 1,	March 26,
		2017	2016
Operating Income:
	Health care distribution ..................................................................................................................................................................	$162,707	$148,101
	Technology and value-added services ...............................................................................................................................................	31,261	28,093
	Total .......................................................................................................................................................................................	$193,968	$176,194

Note 3 – Debt

Bank Credit Lines

On April 18, 2017, we increased the borrowing capacity of a revolving credit agreement (the “Credit Agreement”) from $500 million to $750 million and extended the expiration date of the Credit Agreement to April 18, 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of April 1, 2017 and December 31, 2016, the borrowings on this revolving credit facility were $210.0 million and $65.0 million, respectively.  As of April 1, 2017 and December 31, 2016, there were $12.7 million and $13.0 million of letters of credit, respectively, provided to third parties under the credit facility.

As of April 1, 2017 and December 31, 2016, we had various other short-term bank credit lines available, of which $461.7 million and $372.5 million, respectively, were outstanding.  At April 1, 2017 and December 31, 2016, borrowings under all of our credit lines had a weighted average interest rate of 1.74% and 1.61%, respectively.

See accompanying notes.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Private Placement Facilities

On September 22, 2014, we increased our available private placement facilities with three insurance companies to a total facility amount of $975 million, and extended the expiration date to September 22, 2017.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 22, 2017.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of April 1, 2017 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	35,714	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
	$335,714

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  The borrowings outstanding under this securitization facility were $350.0 million and $350.0 million as of April 1, 2017 and December 31, 2016, respectively.  At April 1, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 105 basis points plus 75 basis points, for a combined rate of 1.80%.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	April 1,	December 31,
	2017	2016
Private placement facilities ..........................................................................................................................................................	$335,714	$342,857
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Note payable to bank at a weighted-average interest rate of
21.37% at December 31, 2016	-	47,957
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2021 at interest rates ranging from 2.56% to 12.90%
at April 1, 2017 and at December 31, 2016	35,810	35,150
Capital lease obligations payable through 2029 with interest rates ranging from 0.84% to 19.15% at April 1, 2017
and at December 31, 2016	5,502	5,416
Total .......................................................................................................................................................................................	727,026	781,380
Less current maturities ................................................................................................................................................................	(18,604)	(65,923)
Total long-term debt ............................................................................................................................................................	$708,422	$715,457

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the three months ended April 1, 2017 and the year ended December 31, 2016 are presented in the following table:

	April 1,	December 31,
	2017	2016
Balance, beginning of period ...................................................................................................................................................	$607,636	$542,194
Decrease in redeemable noncontrolling interests due to
redemptions .....................................................................................................................................................................	-	(72,729)
Increase in redeemable noncontrolling interests due to business
acquisitions.......................................................................................................................................................................	-	58,172
Net income attributable to redeemable noncontrolling interests ......................................................................................................	9,395	48,760
Dividends declared ................................................................................................................................................................	(1,830)	(32,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests ......................................................................................................................................	3,363	(2,652)
Change in fair value of redeemable securities .............................................................................................................................	100,826	66,864
Balance, end of period ...........................................................................................................................................................	$719,390	$607,636

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	April 1,	December 31,
	2017	2016
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(9,662)	$(13,025)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(23)	$(113)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(258,213)	$(296,212)
Unrealized loss from foreign currency hedging activities ..........................................................................................	(2,914)	(53)
Pension adjustment loss ....................................................................................................................................	(20,692)	(20,776)
Accumulated other comprehensive loss ...........................................................................................................	$(281,819)	$(317,041)

Total Accumulated other comprehensive loss ............................................................................................................	$(291,504)	$(330,179)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended
	April 1,	March 26,
	2017	2016
Net income ........................................................................................................................................................................	$150,253	$124,533

Foreign currency translation gain ...........................................................................................................................................	41,452	9,990
Tax effect .........................................................................................................................................................................	-	-
Foreign currency translation gain ...........................................................................................................................................	41,452	9,990

Unrealized gain (loss) from foreign currency hedging activities ....................................................................................................	(3,078)	2,168
Tax effect .........................................................................................................................................................................	217	(551)
Unrealized gain (loss) from foreign currency hedging activities ....................................................................................................	(2,861)	1,617

Pension adjustment gain (loss)...............................................................................................................................................	55	(492)
Tax effect .........................................................................................................................................................................	29	99
Pension adjustment gain (loss)...............................................................................................................................................	84	(393)
Comprehensive income .......................................................................................................................................................	$188,928	$135,747

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended April 1, 2017 and March 26, 2016, we recognized as a component of our comprehensive income, a foreign currency translation gain of $41.5 million and $10.0 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income.  The foreign currency translation gain (loss) during the three months ended April 1, 2017 and three months ended March 26, 2016 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	April 1,	April 1,	December 31,	March 26,	March 26,	December 26,
Currency	2017	2017	2016	2016	2016	2015
Euro ..........................................................................................................................................................................................	11,848	1.07	1.05	11,170	1.12	1.10
British Pound ...............................................................................................................................................................................	4,606	1.25	1.23	(14,772)	1.41	1.49
Australian Dollar ..........................................................................................................................................................................	10,716	0.76	0.72	5,071	0.75	0.73
Canadian Dollar ..........................................................................................................................................................................	812	0.75	0.74	4,956	0.75	0.72
Polish Zloty .................................................................................................................................................................................	2,639	0.25	0.24	499	0.26	0.26
Swiss Franc .................................................................................................................................................................................	1,156	1.00	0.98	921	1.02	1.01
Brazilian Real..............................................................................................................................................................................	5,638	0.32	0.31	930	0.27	0.25
All other currencies .......................................................................................................................................................................	4,037			1,215
Total .......................................................................................................................................................................................	$41,452			$9,990

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended
	April 1,	March 26,
	2017	2016
Comprehensive income attributable to
Henry Schein, Inc. ...................................................................................................................................................	$175,970	$123,994
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	200	72
Comprehensive income attributable to
Redeemable noncontrolling interests ...........................................................................................................................	12,758	11,681
Comprehensive income .................................................................................................................................................	$188,928	$135,747

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

Debt

The fair value of our debt as of April 1, 2017 and December 31, 2016 was estimated at $1,398.8 million and $1,218.9 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of April 1, 2017 and December 31, 2016:

	April 1, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$668	$-	$668
Total assets .....................................................................................................................................................................	$-	$668	$-	$668

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$5,189	$-	$5,189
Total liabilities ..................................................................................................................................................................	$-	$5,189	$-	$5,189

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$719,390	$719,390
*CS				*CE

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$1,240	$-	$1,240
Total assets .....................................................................................................................................................................	$-	$1,240	$-	$1,240

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$931	$-	$931
Total liabilities ..................................................................................................................................................................	$-	$931	$-	$931

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$607,636	$607,636

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We did not complete any material acquisitions during the three months ended April 1, 2017.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the three months ended April 1, 2017 and March 26, 2016, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 8 – Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced our plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which ultimately resulted in the elimination of approximately 900 positions, representing 4% of our workforce.  We recorded restructuring costs of $34.9 million pre-tax in fiscal 2015 and $45.9 million pre-tax in fiscal 2016.  Our restructuring activities are complete and we do not expect to report any such charges in 2017.

During the three months ended March 26, 2016, we recorded restructuring costs of $4.1 million.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the three months ended April 1, 2017 and during our 2016 fiscal year and the remaining accrued balance of restructuring costs as of April 1, 2017, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 26, 2015 ...............................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision ..........................................................................................................................................................................................	40,728	3,587	1,576	45,891
Payments and other adjustments ..........................................................................................................................................................	(27,477)	(3,284)	(1,492)	(32,253)
Balance, December 31, 2016 ...............................................................................................................................................................	$22,354	$2,454	$895	$25,703
Provision ..........................................................................................................................................................................................	-	-	-	-
Payments .........................................................................................................................................................................................	(10,700)	(478)	(813)	(11,991)
Balance, April 01, 2017 ......................................................................................................................................................................	$11,654	$1,976	$82	$13,712
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the three months ended April 1, 2017 and the 2016 fiscal year and the remaining accrued balance of restructuring costs as of April 1, 2017:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 26, 2015 ..................................................................................................................................................	$12,062	$3	$12,065
Provision ............................................................................................................................................................................	44,082	1,809	45,891
Payments and other adjustments ............................................................................................................................................	(30,906)	(1,347)	(32,253)
Balance, December 31, 2016 ..................................................................................................................................................	$25,238	$465	$25,703
Provision ............................................................................................................................................................................	-	-	-
Payments ...........................................................................................................................................................................	(11,849)	(142)	(11,991)
Balance, April 01, 2017 .........................................................................................................................................................	$13,389	$323	$13,712

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended
	April 1,	March 26,
	2017	2016
Basic ......................................................................................................................................................................................	78,858	81,568
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .............................................................................................................	1,021	1,171
Diluted ....................................................................................................................................................................................	79,879	82,739

Note 10 – Income Taxes

For the three months ended April 1, 2017, our effective tax rate was 20.7% compared to 30.5% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates primarily relates to the adoption of Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation (Topic 718)” in the first quarter of 2017, as well as state and foreign income taxes and interest expense.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense as of January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  The adoption of ASU No. 2016-09 reduced income tax expense by approximately $17.0 million in the period.

The total amount of unrecognized tax benefits as of April 1, 2017 was approximately $96.5 million, of which $71.1 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes, were approximately $12.3 million and $0.0, respectively, as of April 1, 2017.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.   We are currently under audit for the years 2012 and 2013.  During the quarter ended December 31, 2016, we reached a settlement on a portion of the IRS audit of tax years 2012 and 2013. Additionally, during the quarter ended December 31, 2016 we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open transfer pricing matter.  We received a 30-Day Letter from the IRS during the quarter ended April 1, 2017 for the remaining open audit matters for the years 2012 and 2013.  We anticipate filing a protest with the Appellate Division regarding these matters during the second quarter of 2017.  We do not expect this to have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

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

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $8.5 million ($6.7 million after-tax) and $14.1 million ($9.8 million after-tax) for the three months ended April 1, 2017 and March 26, 2016, respectively.

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

The Plans provide for adjustments to the performance-based restricted stock/units targets for significant events, including, without limitation, acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, changes in accounting principles or in applicable laws or regulations and certain foreign exchange fluctuations.  Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon our estimation of achieving such performance targets.  The ultimate number of shares delivered to recipients and the related compensation cost recognized as an expense will be based on our actual performance metrics as defined under the Plans.

Total unrecognized compensation cost related to non-vested awards as of April 1, 2017 was $124.2 million, which is expected to be recognized over a weighted-average period of approximately 2.6 years.

The following table summarizes stock option activity under the Plans during the three months ended April 1, 2017:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	177	$57.19
Granted ...............................................................................................................................................................................	-	-
Exercised .............................................................................................................................................................................	(76)	54.60
Forfeited ..............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	101	$59.16	0.9	$11,099

Options exercisable at end of period ..........................................................................................................................................	101	$59.16	0.9	$11,099

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables summarize the activity of our non-vested restricted stock/units for the three months ended April 1, 2017:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	670	$121.08
Granted .................................................................................................................................................................................	138	170.92
Vested ...................................................................................................................................................................................	(172)	93.86
Forfeited ................................................................................................................................................................................	(5)	140.63
Outstanding at end of period .....................................................................................................................................................	631	$139.23	$169.97

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	925	$108.09
Granted .................................................................................................................................................................................	197	166.18
Vested ...................................................................................................................................................................................	(424)	109.72
Forfeited ................................................................................................................................................................................	(3)	155.03
Outstanding at end of period .....................................................................................................................................................	695	$125.70	$169.97

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Three Months Ended
	April 1,	March 26,
	2017	2016
Interest..................................................................................................................................................................................	$10,852	$7,109
Income taxes..........................................................................................................................................................................	29,018	12,490

During the three months ended April 1, 2017 and March 26, 2016, we had $(3.1) million and $2.2 million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.

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

As of April 1, 2017, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

Executive-Level Overview

We believe we are the world’s largest provider of health care products and services primarily to office-based dental, animal health and medical practitioners.  We serve more than 1 million customers worldwide including dental practitioners and laboratories, animal health clinics and physician practices, as well as government, institutional health care clinics and other alternate care clinics.  We believe that we have a strong brand identity due to our more than 85 years of experience distributing health care products.

We are headquartered in Melville, New York, employ more than 21,000 people (of which more than 10,500 are based outside the United States) and have operations or affiliates in 32 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

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

According to the U.S. Census Bureau’s International Data Base, in 2016 there were more than six million Americans aged 85 years or older, the segment of the population most in need of long-term care and elder-care services.  By the year 2050, that number is projected to nearly triple to approximately 19 million.  The population aged 65 to 84 years is projected to increase over 60% during the same time period.

As a result of these market dynamics, annual expenditures for health care services continue to increase in the United States.  We believe that demand for our products and services will grow, while continuing to be impacted by current and future operating, economic and industry conditions.  The Centers for Medicare and Medicaid Services, or CMS,  published “National Health Expenditure Projections 2016-2025” indicating that total national health care spending reached approximately $3.4 trillion in 2016, or 18.1% of the nation’s gross domestic product, the benchmark measure for annual production of goods and services in the United States.  Health care spending is projected to reach approximately $5.5 trillion in 2025, approximately 19.9% of the nation’s gross domestic product.

Government

Certain of our businesses involve the distribution of pharmaceuticals and medical devices, and in this regard we are subject to extensive local, state, federal and foreign governmental laws and regulations applicable to the distribution and sale of pharmaceuticals and medical devices.  Additionally, government and private insurance programs fund a large portion of the total cost of medical care, and there has been an emphasis on efforts to control medical costs, including laws and regulations lowering reimbursement rates for pharmaceuticals, medical devices, and/or medical treatments or services.  Also, many of these laws and regulations are subject to change and may impact our financial performance.  In addition, our businesses are generally subject to numerous other laws and regulations that could impact our financial performance, including securities, antitrust, anti-bribery and anti-kickback, customer interaction transparency, data privacy, data security and other laws and regulations.  Failure to comply with law or regulations could have a material adverse effect on our business.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President and the majorities in both houses of Congress have stated their intention to repeal and replace the Health Care Reform Law.  On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  The uncertain status of the Health Care Reform Law affects our ability to plan.

A Health Care Reform Law provision, generally referred to as the Physician Payment Sunshine Act or Open Payments Program, imposes reporting and disclosure requirements for drug and device manufacturers and distributors with regard to payments or other transfers of value made to certain covered recipients (including physicians, dentists and teaching hospitals), and for such manufacturers and distributors and for group purchasing organizations, with regard to certain ownership interests held by physicians in the reporting entity.  CMS publishes information from these reports on a publicly available website, including amounts transferred and physician, dentist and teaching hospital identities.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians will be required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally will consolidate three current programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program, into a single program in which Medicare reimbursement to eligible clinicians will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  The final rule was published in the Federal Register on November 4, 2016 and allows eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

The fraud and abuse laws and regulations have been subject to varying interpretations, as well as heightened enforcement activity over the past few years, and significant enforcement activity has been the result of “relators,” who serve as whistleblowers by filing complaints in the name of the United States (and if applicable, particular states) under federal and state false claims laws.  Under the federal False Claims Act, relators can be entitled to receive up to 30% of total recoveries.  Also, violations of the federal False Claims Act can result in treble damages, and each false claim submitted can be subject to a civil penalty which, for penalties assessed after February 3, 2017 whose associated violations occurred after November 2, 2015, ranges from a minimum of $10,957 to a maximum of $21,916 per claim.   Most states have adopted similar state false claims laws, and these state laws have their own penalties which may be in addition to federal False Claims Act penalties.  The Health Care Reform Law significantly strengthened the federal False Claims Act and the federal Anti-Kickback Law provisions, which could lead to the possibility of increased whistleblower or relator suits, and among other things made clear that a federal Anti-Kickback Law violation can be a basis for federal False Claims Act liability.

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

Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the United States Department of Health and Human Services, and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example, human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue.  We are also subject to foreign government regulation of such products.  The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Foreign regulations subject us to similar foreign enforcement powers.  Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls, or carry out recalls as a result of our suppliers’ legal obligations, of products we sell, which could result in financial losses and potential reputational harm.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

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

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended April 1, 2017 and March 26, 2016 (in thousands):

	Three Months Ended
	April 1,	March 26,
	2017	2016
Operating results:
Net sales ..............................................................................................................................................................................	$2,922,948	$2,712,956
Cost of sales ........................................................................................................................................................................	2,100,028	1,935,114
Gross profit ......................................................................................................................................................................	822,920	777,842
Operating expenses:
Selling, general and administrative .......................................................................................................................................	628,952	597,590
Restructuring costs ............................................................................................................................................................	-	4,058
Operating income ..........................................................................................................................................................	$193,968	$176,194

Other expense, net .................................................................................................................................................................	$(7,171)	$(642)
Net income ..........................................................................................................................................................................	150,253	124,533
Net income attributable to Henry Schein, Inc. ............................................................................................................................	140,748	113,752

Cash flows:
Net cash used in operating activities .........................................................................................................................................	$(52,591)	$(77,798)
Net cash used in investing activities ..........................................................................................................................................	(34,680)	(70,996)
Net cash provided by financing activities ...................................................................................................................................	83,658	145,379

Plan of Restructuring

On November 6, 2014, we announced a corporate initiative to rationalize our operations and provide expense efficiencies, which was expected to be completed by the end of fiscal 2015.  This initiative originally planned for the elimination of approximately 2% to 3% of our workforce and the closing of certain facilities.  We subsequently announced our plan to extend these restructuring activities through the end of 2016 to further implement cost-savings initiatives, which ultimately resulted in the elimination of approximately 900 positions, representing 4% of our workforce.  We recorded restructuring costs of $34.9 million pre-tax in fiscal 2015 and $45.9 million pre-tax in fiscal 2016.  Our restructuring activities are complete and we do not expect to report any such charges in 2017.

During the three months ended March 26, 2016, we recorded restructuring costs of $4.1 million.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended April 1, 2017 Compared to Three Months Ended March 26, 2016

Net Sales

Net sales for the three months ended April 1, 2017 and March 26, 2016 were as follows (in thousands):

		April 1,	% of	March 26,	% of	Increase
		2017	Total	2016	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$1,405,158	48.1%	$1,301,755	48.0%	$103,403	7.9%
	Animal health ...................................................................................................................................................................................	812,939	27.8	771,413	28.4	41,526	5.4
	Medical ..........................................................................................................................................................................................	598,886	20.5	538,117	19.9	60,769	11.3
	Total health care distribution ..............................................................................................................................................................	2,816,983	96.4	2,611,285	96.3	205,698	7.9
Technology and value-added services (2).......................................................................................................................................................		105,965	3.6	101,671	3.7	4,294	4.2
	Total .........................................................................................................................................................................................	$2,922,948	100.0%	$2,712,956	100.0%	$209,992	7.7

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

The $210.0 million, or 7.7%, increase in net sales for the three months ended April 1, 2017 includes 8.7% local currency growth (5.9% increase in internally generated revenue and 2.8% growth from acquisitions) partially offset by a decrease of 1.0% related to foreign currency exchange.

The $103.4 million, or 7.9%, increase in dental net sales for the three months ended April 1, 2017 includes 8.2% local currency growth (2.9% increase in internally generated revenue and 5.3% growth from acquisitions) partially offset by a decrease of 0.3% related to foreign currency exchange.  The 8.2% local currency growth was due to an increase in dental consumable merchandise sales of 10.9% (4.4% increase in internally generated revenue and 6.5% growth from acquisitions) partially offset by a decrease in dental equipment sales and service revenues of 1.1% (2.1% decrease in internally generated revenue partially offset by 1.0% growth from acquisitions).

The $41.5 million, or 5.4%, increase in animal health net sales for the three months ended April 1, 2017 includes 8.1% local currency growth (7.1% increase in internally generated revenue and 1.0% growth from acquisitions) partially offset by a decrease of 2.7% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2017 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.7%.

      The $60.8 million, or 11.3%, increase in medical net sales for the three months ended April 1, 2017 includes 11.5% local currency growth, all of which is attributable to an increase in internally generated revenue, partially offset by a decrease of 0.2% related to foreign currency exchange.

The $4.3 million, or 4.2%, increase in technology and value-added services net sales for the three months ended April 1, 2017 includes 5.5% local currency growth, all of which is attributable to an increase in internally generated revenue, partially offset by a decrease of 1.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended April 1, 2017 and March 26, 2016 were as follows (in thousands):

	April 1,	Gross	March 26,	Gross	Increase
	2017	Margin %	2016	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$753,730	26.8%	$711,422	27.2%	$42,308	5.9%
Technology and value-added services .......................................................................................................................................................	69,190	65.3	66,420	65.3	2,770	4.2
Total .........................................................................................................................................................................................	$822,920	28.2	$777,842	28.7	$45,078	5.8

Gross profit increased $45.1 million, or 5.8% for the three months ended April 1, 2017, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $42.3 million, or 5.9%, for the three months ended April 1, 2017 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.8% for the three months ended April 1, 2017 from 27.2% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $27.7 million gross profit increase from growth in internally generated revenue and $26.9 million is attributable to acquisitions.  These increases were partially offset by a $12.3 million decline in gross profit due primarily to the effects of foreign exchange on revenues and the decrease in the gross margin rates.

Technology and value-added services gross profit increased $2.8 million, or 4.2%, for the three months ended April 1, 2017 compared to the prior year period.  Technology and value-added services gross profit margin was  65.3% for the three months ended April 1, 2017 and was consistent with the comparable prior year period.  The increase in gross profit of $2.8 million in our technology and value-added services segment gross profit was primarily attributable to growth in internally generated revenue.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended April 1, 2017 and March 26, 2016 were as follows (in thousands):

		% of		% of
	April 1,	Respective	March 26,	Respective	Increase / (Decrease)
	2017	Net Sales	2016	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$591,023	21.0%	$559,466	21.4%	$31,557	5.6%
Technology and value-added services ......................................................................................................................................................	37,929	35.8	38,124	37.5	(195)	(0.5)
Total ........................................................................................................................................................................................	$628,952	21.5	$597,590	22.0	$31,362	5.2

Selling, general and administrative expenses increased $31.4 million, or 5.2%, to $629.0 million for the three months ended April 1, 2017 from the comparable prior year period.  The $31.6 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended April 1, 2017 as compared to the prior year period was attributable to $22.4 million of additional costs from acquired companies, and $9.2 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.5% from 22.0% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $10.6 million, or 2.9%, for the three months ended April 1, 2017 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.9% from 13.6% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $20.8 million, or 9.1%, for the three months ended April 1, 2017 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.6% from 8.5% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended April 1, 2017  and March 26, 2016 was as follows (in thousands):

	April 1,	March 26,	Variance
	2017	2016	$	%
Interest income ........................................................................................................................................................................	$4,304	$3,348	$956	28.6%
Interest expense .......................................................................................................................................................................	(11,430)	(7,127)	(4,303)	(60.4)
Other, net ..............................................................................................................................................................................	(45)	3,137	(3,182)	(101.4)
Other expense, net .............................................................................................................................................................	$(7,171)	$(642)	$(6,529)	(1,017.0)

Other expense, net increased $6.5 million to $ 7.2 million for the three months ended April 1, 2017 from the comparable prior year period.   Interest expense increased $4.3 million primarily due to increased borrowings and higher interest rates under our bank credit lines and interest expense related to a financing arrangement entered into during the first quarter of 2017 in Brazil.  Other, net increased by $3.2 million due primarily to investment proceeds received in the first quarter of 2016.

Income Taxes

For the three months ended April 1, 2017, our effective tax rate was 20.7% compared to 30.5% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates primarily relates to the adoption of Accounting Standards Update No. 2016-09, “Stock Compensation (Topic 718)” in the first quarter of 2017, as well as state and foreign income taxes and interest expense.  See Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements.

Net Income

Net income increased $25.7 million, or 20.7%, for the three months ended April 1, 2017, compared to the prior year period due to the factors noted above.

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

Net cash used in operating activities was $52.6 million for the three months ended April 1, 2017, compared to $77.8 million for the comparable prior year period.  The net change of $25.2 million was primarily attributable to an increase in net income.

Net cash used in investing activities was $34.7 million for the three months ended April 1, 2017, compared to $71.0 million for the comparable prior year period.  The net change of $36.3 million was primarily due to a decrease in payments for equity investments and business acquisitions, partially offset by an increase in purchases of fixed assets.

Net cash provided by financing activities was $83.7 million for the three months ended April 1, 2017, compared to $145.4 million for the comparable prior year period.  The net change of $61.7 million was primarily due to decreased net borrowings of debt, partially offset by decreased repurchases of common stock and decreased acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	April 1,	December 31,
	2017	2016
Cash and cash equivalents ...........................................................................................................................................................	$62,888	$62,381
Working capital ..........................................................................................................................................................................	1,106,825	1,022,134

Debt:
Bank credit lines .....................................................................................................................................................................	$671,724	$437,476
Current maturities of long-term debt ...........................................................................................................................................	18,604	65,923
Long-term debt ......................................................................................................................................................................	708,422	715,457
Total debt .........................................................................................................................................................................	$1,398,750	$1,218,856

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 40.8 days as of April 1, 2017 from 42.1 days as of March 26, 2016.  During the three months ended April 1, 2017, we wrote off approximately $1.5 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations increased to 5.2 as of April 1, 2017 from 5.1 as of March 26, 2016.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On April 18, 2017, we increased the borrowing capacity of a revolving credit agreement (the “Credit Agreement”) from $500 million to $750 million and extended the expiration date of the Credit Agreement to April 18, 2022. The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of April 1, 2017 and December 31, 2016, the borrowings on this revolving credit facility were $210.0 million and $65.0 million, respectively.  As of April 1, 2017 and December 31, 2016, there were $12.7 million and $13.0 million of letters of credit, respectively, provided to third parties under the credit facility.

As of April 1, 2017 and December 31, 2016, we had various other short-term bank credit lines available, of which $461.7 million and $372.5 million, respectively, were outstanding.  At April 1, 2017 and December 31, 2016, borrowings under all of our credit lines had a weighted average interest rate of 1.74% and 1.61%, respectively.

Private Placement Facilities

On September 22, 2014, we increased our available private placement facilities with three insurance companies to a total facility amount of $975 million, and extended the expiration date to September 22, 2017.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 22, 2017.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of April 1, 2017 are presented in the following table (in thousands):

	Amount of
Date of	Borrowing	Borrowing
Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	35,714	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
	$335,714

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  The borrowings outstanding under this securitization facility were $350.0 million and $350.0 million as of April 1, 2017 and December 31, 2016, respectively.  At April 1, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 105 basis points plus 75 basis points, for a combined rate of 1.80%.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	April 1,	December 31,
	2017	2016
Private placement facilities ..........................................................................................................................................................	$335,714	$342,857
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Note payable to bank at a weighted-average interest rate of 21.37%
at December 31, 2016	-	47,957
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2021 at interest rates
ranging from 2.56% to 12.9% at April 1, 2017 and at December 31, 2016	35,810	35,150
Capital lease obligations payable through 2029 with interest rates
ranging from 0.84% to 19.15% at April 1, 2017 and at December 31, 2016	5,502	5,416
Total .......................................................................................................................................................................................	727,026	781,380
Less current maturities ................................................................................................................................................................	(18,604)	(65,923)
Total long-term debt ..........................................................................................................................................................	$708,422	$715,457

Stock Repurchases

From June 21, 2004 through April 1, 2017, we repurchased $2.3 billion, or 25,211,329 shares, under our common stock repurchase programs, with $200.0 million available as of April 1, 2017 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the three months ended April 1, 2017 and the year ended December 31, 2016 are presented in the following table:

	April 1,	December 31,
	2017	2016
Balance, beginning of period ..................................................................................................................................................	$607,636	$542,194
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	-	(72,729)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	-	58,172
Net income attributable to redeemable noncontrolling interests .....................................................................................................	9,395	48,760
Dividends declared ...............................................................................................................................................................	(1,830)	(32,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	3,363	(2,652)
Change in fair value of redeemable securities ............................................................................................................................	100,826	66,864
Balance, end of period ..........................................................................................................................................................	$719,390	$607,636

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

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.

Accounting Pronouncement Adopted

In March 2016, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”).  ASU 2016-09 contains amended guidance for share-based payment accounting.  We adopted the provisions of this standard during the first quarter of 2017.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense as of January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  The adoption of ASU 2016-09 reduced income tax expense by approximately $17.0 million in the period.

The ASU clarifies the classification of certain share based payment activities within the statements of cash flow.  We have elected to prospectively present the amount of excess tax benefits related to stock compensation as a component of cash flow from operating activities.  Additionally, classification of all cash payments made to taxing authorities on an employees’ behalf when directly withholding shares for tax-withholding purposes, which was previously included as cash flows from operating activities, is now presented retrospectively as cash flows from financing activities within the statement of cash flows.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  ASU 2016-02 contains guidance on accounting for leases and requires that most lease assets and liabilities and the associated rights and obligations be recognized on the Company’s balance sheet.  ASU 2016-02 focuses on lease assets and lease liabilities by lessees classified as operating leases under previous generally accepted accounting principles.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.  ASU 2016-02 will require disclosures regarding the amount, timing and uncertainty of cash flows arising from leases.  The standard which requires the use of a modified retrospective approach will be effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. We are currently exploring the methods we can use to gather and process our operating lease data at a worldwide consolidated level.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350) (“ASU 2017-04”).  ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit.  ASU 2017-04 will require us to perform our annual goodwill impairment test by comparing the fair value of our reporting units to the carrying value of those units.  If the carrying value exceeds the fair value, we will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit.  ASU 2017-04 is required to be implemented on a prospective basis for fiscal years beginning after December 19, 2019.  We do not expect that the requirements of ASU 2017-04 will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of April 1, 2017 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended April 1, 2017, post-acquisition integration related activities continued for our global dental and animal health businesses acquired during prior quarters, representing aggregate annual revenues of approximately $299.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.   Finally, we completed the

upgrade of the ERP system that supports our animal health businesses in the Netherlands and Belgium with approximate aggregate annual revenues of $254.0 million.

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

As of April 1, 2017, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

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

As of April 1, 2017, we had repurchased approximately $2.3 billion of common stock (25,211,329 shares) under these initiatives, with $200.0 million available as of April 1, 2017 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended April 1, 2017:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
01/01/17 through 02/04/17	154,128	$157.41	154,128	1,387,790
02/05/17 through 03/04/17	145,000	166.98	145,000	1,174,595
03/05/17 through 04/01/17	8,908	171.89	8,908	1,176,643
	308,036		308,036

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

10.1

Form of 2017 Restricted Stock Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.2

Form of 2017 Restricted Stock Unit Agreement for time-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

10.3

Form of 2017 Restricted Stock Unit Agreement for performance-based restricted stock awards pursuant to the Henry Schein, Inc. 2013 Stock Incentive Plan (as amended and restated effective as of May 14, 2013).**+

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

Dated: May 9, 2017