Form 10-Q
period 2017-08-08
HENRY SCHEIN INC
filed 2017-08-08
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

or

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

As of August 2, 2017, there were 79,055,985 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
		Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

	Balance Sheets as of July 1, 2017 and December 31, 2016.............................................................................................................................................................	3

	Statements of Income for the three and six months ended
	July 1, 2017 and June 25, 2016.................................................................................................................................................................................................	4

	Statements of Comprehensive Income for the three and six months ended
	July 1, 2017 and June 25, 2016.................................................................................................................................................................................................	5

	Statement of Changes in Stockholders' Equity for the six months ended
	July 1, 2017...	6

	Statements of Cash Flows for the six months ended
	July 1, 2017 and June 25, 2016.................................................................................................................................................................................................	7

	Notes to Consolidated Financial Statements...................................................................................................................................................................................	8
	Note 1 – Basis of Presentation...................................................................................................................................................................................................	8
	Note 2 – Segment Data...	8
	Note 3 - Debt...	9
	Note 4 – Redeemable Noncontrolling Interests..........................................................................................................................................................................	11
	Note 5 – Comprehensive Income...............................................................................................................................................................................................	12
	Note 6 – Fair Value Measurements............................................................................................................................................................................................	14
	Note 7 – Business Acquisitions.................................................................................................................................................................................................	16
	Note 8 – Plan of Restructuring...................................................................................................................................................................................................	17
	Note 9 – Earnings Per Share.......................................................................................................................................................................................................	18
	Note 10 – Income Taxes...	18
	Note 11 – Derivatives and Hedging Activities...........................................................................................................................................................................	19
	Note 12 – Stock-Based Compensation......................................................................................................................................................................................	19
	Note 13 – Supplemental Cash Flow Information......................................................................................................................................................................	21
	Note 14 – Legal Proceedings......................................................................................................................................................................................................	21

ITEM 2.	Management's Discussion and Analysis of
	Financial Condition and Results of Operations.......................................................................................................................................................................	23

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk....................................................................................................................................................	45

ITEM 4.	Controls and Procedures...	45

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings...	46

ITEM 1A.	Risk Factors...	47

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.......................................................................................................................................................	47

ITEM 5.	Other Information...	48

ITEM 6.	Exhibits...	49

	Signature...	50

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	July 1,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$74,654	$62,381
Accounts receivable, net of reserves of $89,145 and $90,329 ...................................................................................................................	1,409,060	1,254,139
Inventories, net .............................................................................................................................................................................	1,567,159	1,635,750
Prepaid expenses and other .............................................................................................................................................................	412,904	360,510
Total current assets ...............................................................................................................................................................	3,463,777	3,312,780
Property and equipment, net ................................................................................................................................................................	351,381	333,906
Goodwill ..........................................................................................................................................................................................	2,172,563	2,019,740
Other intangibles, net .........................................................................................................................................................................	636,813	621,180
Investments and other ........................................................................................................................................................................	472,922	442,790
Total assets ..........................................................................................................................................................................	$7,097,456	$6,730,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$882,674	$977,249
Bank credit lines ............................................................................................................................................................................	577,477	437,476
Current maturities of long-term debt ..................................................................................................................................................	17,241	65,923
Accrued expenses:
Payroll and related .....................................................................................................................................................................	246,402	266,463
Taxes ......................................................................................................................................................................................	152,719	151,750
Other ......................................................................................................................................................................................	353,432	391,785
Total current liabilities ............................................................................................................................................................	2,229,945	2,290,646
Long-term debt .................................................................................................................................................................................	807,625	715,457
Deferred income taxes .........................................................................................................................................................................	89,756	51,589
Other liabilities ..................................................................................................................................................................................	288,478	264,264
Total liabilities ......................................................................................................................................................................	3,415,804	3,321,956

Redeemable noncontrolling interests .....................................................................................................................................................	747,022	607,636
Commitments and contingencies ...........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
79,194,792 outstanding on July 01, 2017 and
79,402,505 outstanding on December 31, 2016 ..................................................................................................................................	792	794
Additional paid-in capital ................................................................................................................................................................	-	127,536
Retained earnings ..........................................................................................................................................................................	3,134,989	2,981,777
Accumulated other comprehensive loss .............................................................................................................................................	(209,526)	(317,041)
Total Henry Schein, Inc. stockholders' equity ..................................................................................................................................	2,926,255	2,793,066
Noncontrolling interests .................................................................................................................................................................	8,375	7,738
Total stockholders' equity .......................................................................................................................................................	2,934,630	2,800,804
Total liabilities, redeemable noncontrolling interests and stockholders' equity ........................................................................................	$7,097,456	$6,730,396

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016

Net sales ....................................................................................................................................................................................	$3,059,458	$2,872,630	$5,982,406	$5,585,586
Cost of sales ...............................................................................................................................................................................	2,220,285	2,071,161	4,320,313	4,006,275
Gross profit ............................................................................................................................................................................	839,173	801,469	1,662,093	1,579,311
Operating expenses:
Selling, general and administrative .................................................................................................................................................	628,511	600,409	1,257,463	1,197,999
Restructuring costs ....................................................................................................................................................................	-	20,383	-	24,441
Operating income ....................................................................................................................................................................	210,662	180,677	404,630	356,871
Other income (expense):
Interest income ..........................................................................................................................................................................	4,107	3,556	8,411	6,904
Interest expense ........................................................................................................................................................................	(12,198)	(7,367)	(23,628)	(14,494)
Other, net .................................................................................................................................................................................	728	268	683	3,405
Income before taxes and equity in earnings
of affiliates ..........................................................................................................................................................................	203,299	177,134	390,096	352,686
Income taxes ...............................................................................................................................................................................	(58,306)	(48,965)	(96,936)	(102,498)
Equity in earnings of affiliates .........................................................................................................................................................	4,589	4,929	6,675	7,443
Net income .................................................................................................................................................................................	149,582	133,098	299,835	257,631
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(13,527)	(13,001)	(23,032)	(23,782)
Net income attributable to Henry Schein, Inc. .....................................................................................................................................	$136,055	$120,097	$276,803	$233,849

Earnings per share attributable to Henry Schein, Inc.:

Basic .......................................................................................................................................................................................	$1.72	$1.47	$3.51	$2.87
Diluted ....................................................................................................................................................................................	$1.71	$1.46	$3.48	$2.83

Weighted-average common shares outstanding:
Basic .......................................................................................................................................................................................	78,874	81,458	78,839	81,516
Diluted ....................................................................................................................................................................................	79,538	82,394	79,630	82,565

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016

Net income .................................................................................................................................................................................	$149,582	$133,098	$299,835	$257,631

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)..........................................................................................................................................	72,798	(5,568)	114,250	4,422

Unrealized gain (loss) from foreign currency hedging
activities ...............................................................................................................................................................................	1,621	12	(1,240)	1,629

Pension adjustment gain (loss)......................................................................................................................................................	(794)	194	(710)	(199)

Other comprehensive income (loss), net of tax ...................................................................................................................................	73,625	(5,362)	112,300	5,852
Comprehensive income .................................................................................................................................................................	223,207	127,736	412,135	263,483
Comprehensive income attributable to noncontrolling
interests:
Net income ............................................................................................................................................................................	(13,527)	(13,001)	(23,032)	(23,782)
Foreign currency translation loss (gain) .......................................................................................................................................	(1,332)	452	(4,785)	(520)
Comprehensive income attributable to noncontrolling
interests ...........................................................................................................................................................................	(14,859)	(12,549)	(27,817)	(24,302)

Comprehensive income attributable to Henry Schein, Inc. ....................................................................................................................	$208,348	$115,187	$384,318	$239,181

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 31, 2016 .........................................................................................................................................................................	79,402,505	$794	$127,536	$2,981,777	$(317,041)	$7,738	$2,800,804
Net income (excluding $22,740 attributable to Redeemable
noncontrolling interests) .......................................................................................................................................................................	-	-	-	276,803	-	292	277,095
Foreign currency translation gain (excluding gain of $4,601
attributable to Redeemable noncontrolling interests) .............................................................................................................................................	-	-	-	-	109,465	184	109,649
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $64..........................................................................................................................................................................	-	-	-	-	(1,240)	-	(1,240)
Pension adjustment gain, net of tax benefit of $332....................................................................................................................................................	-	-	-	-	(710)	-	(710)
Dividends paid .....................................................................................................................................................................................	-	-	-	-	-	(200)	(200)
Other adjustments ..................................................................................................................................................................................	-	-	29	-	-	361	390
Change in fair value of redeemable securities ..........................................................................................................................................................	-	-	(129,009)	-	-	-	(129,009)
Repurchase and retirement of common stock ..........................................................................................................................................................	(596,792)	(6)	(22,170)	(77,830)	-	-	(100,006)
Stock issued upon exercise of stock options,
including tax benefit of $841 ....................................................................................................................................................................	89,193	-	3,860	-	-	-	3,860
Stock-based compensation expense ..................................................................................................................................................................	558,929	6	19,349	-	-	-	19,355
Shares withheld for payroll taxes ....................................................................................................................................................................	(259,043)	(2)	(44,923)	-	-	-	(44,925)
Liability for cash settlement of stock-based compensation
awards.........................................................................................................................................................................................	-	-	(433)	-	-	-	(433)
Transfer of charges in excess of capital..................................................................................................................................................................	-	-	45,761	(45,761)	-	-	-

Balance, July 01, 2017 ..............................................................................................................................................................................	79,194,792	$792	$-	$3,134,989	$(209,526)	$8,375	$2,934,630

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	July 1,	June 25,
	2017	2016

Cash flows from operating activities:
Net income .......................................................................................................................................................................................	$299,835	$257,631
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ..........................................................................................................................................................	92,538	83,398
Stock-based compensation expense ..............................................................................................................................................	19,355	27,456
Provision for losses on trade and other accounts receivable ...............................................................................................................	4,049	790
Provision for (benefit from) deferred income taxes ............................................................................................................................	4,415	(4,658)
Equity in earnings of affiliates ......................................................................................................................................................	(6,675)	(7,443)
Distributions from equity affiliates ................................................................................................................................................	9,678	6,337
Changes in unrecognized tax benefits ............................................................................................................................................	(7,627)	2,451
Other ......................................................................................................................................................................................	5,015	2,361
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ..............................................................................................................................................................	(122,938)	(56,702)
Inventories ...........................................................................................................................................................................	115,800	34,395
Other current assets ...............................................................................................................................................................	(57,699)	(38,876)
Accounts payable and accrued expenses ...................................................................................................................................	(179,607)	(107,701)
Net cash provided by operating activities ...............................................................................................................................................	176,139	199,439

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(36,965)	(26,180)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(149,586)	(92,441)
Other ..............................................................................................................................................................................................	(4,872)	(1,765)
Net cash used in investing activities ......................................................................................................................................................	(191,423)	(120,386)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings ......................................................................................................................................	139,262	(97,479)
Proceeds from issuance of long-term debt ...............................................................................................................................................	100,000	244,000
Debt issuance costs ...........................................................................................................................................................................	(1,133)	(233)
Principal payments for long-term debt ....................................................................................................................................................	(59,184)	(7,921)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	4,701	9,059
Payments for repurchases of common stock ............................................................................................................................................	(100,006)	(157,009)
Payments for taxes related to shares withheld for employee taxes.................................................................................................................	(44,414)	(26,567)
Distributions to noncontrolling shareholders ..........................................................................................................................................	(19,601)	(20,160)
Acquisitions of noncontrolling interests in subsidiaries ............................................................................................................................	(4,151)	(35,632)
Net cash provided by (used in) financing activities ...................................................................................................................................	15,474	(91,942)

Effect of exchange rate changes on cash and cash equivalents ....................................................................................................................	12,083	4,363
Net change in cash and cash equivalents ................................................................................................................................................	12,273	(8,526)
Cash and cash equivalents, beginning of period .......................................................................................................................................	62,381	72,086
Cash and cash equivalents, end of period ...............................................................................................................................................	$74,654	$63,560

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the six months ended July 1, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 30, 2017.

Note 2 – Segment Data

We conduct our business through two reportable segments: (i) health care distribution and (ii) technology and value-added services.  These segments offer different products and services to the same customer base.

The health care distribution reportable segment aggregates our global dental, animal health and medical operating segments.  This segment distributes consumable products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products and vitamins.  Our global dental group serves office-based dental practitioners, dental laboratories, schools and other institutions.  Our global animal health group serves animal health practices and clinics.  Our global medical group serves office-based medical practitioners, ambulatory surgery centers, other alternate-care settings and other institutions.  Our global dental, animal health and medical groups serve practitioners in 32 countries worldwide.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Six Months Ended
		July 1,	June 25,	July 1,	June 25,
		2017	2016	2017	2016
Net Sales:
	Health care distribution (1):
	Dental ......................................................................................................................................................................................	$1,488,167	$1,373,188	$2,893,325	$2,674,943
	Animal health ............................................................................................................................................................................	891,331	853,598	1,704,270	1,625,011
	Medical ....................................................................................................................................................................................	571,427	538,825	1,170,313	1,076,942
	Total health care distribution ...................................................................................................................................................	2,950,925	2,765,611	5,767,908	5,376,896
	Technology and value-added services (2)............................................................................................................................................	108,533	107,019	214,498	208,690
	Total .......................................................................................................................................................................................	$3,059,458	$2,872,630	$5,982,406	$5,585,586
*CS					*CE

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
	services.

		Three Months Ended		Six Months Ended
		July 1,	June 25,	July 1,	June 25,
		2017	2016	2017	2016
Operating Income:
	Health care distribution ...................................................................................................................................................................	$176,959	$150,351	$339,666	$298,452
	Technology and value-added services ...............................................................................................................................................	33,703	30,326	64,964	58,419
	Total .......................................................................................................................................................................................	$210,662	$180,677	$404,630	$356,871

Note 3 – Debt

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of July 1, 2017 and December 31, 2016, the borrowings on this revolving credit facility and the prior credit facility were $175.0 million and $65.0 million, respectively.  As of July 1, 2017 and December 31, 2016, there were $12.7 million and $13.0 million of letters of credit, respectively, provided to third parties under the credit facility and the prior credit facility.

As of July 1, 2017 and December 31, 2016, we had various other short-term bank credit lines available, of which $402.5 million and $372.5 million, respectively, were outstanding.  At July 1, 2017 and December 31, 2016, borrowings under all of our credit lines had a weighted average interest rate of 1.98% and 1.61%, respectively.

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

The components of our private placement facility borrowings as of July 1, 2017 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	35,714	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
	$435,714

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $349.6 million and $350.0 million as of July 1, 2017 and December 31, 2016, respectively.  At July 1, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 125 basis points plus 75 basis points, for a combined rate of 2.00%.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	July 1,	December 31,
	2017	2016
Private placement facilities ...........................................................................................................................................................	$435,714	$342,857
U.S. trade accounts receivable securitization ....................................................................................................................................	349,560	350,000
Note payable to bank at a weighted-average interest rate of
21.37% at December 31, 2016......................................................................................................................................................	-	47,957
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2021 at interest rates ranging from 2.56% to 12.90% at July 1, 2017 and
ranging from 2.56% to 12.90% at December 31, 2016........................................................................................................................	34,076	35,150
Capital lease obligations payable through 2029 with interest rates ranging from 0.84% to 19.79% at July 1, 2017 and
ranging from 1.38% to 19.15% at December 31, 2016 ........................................................................................................................	5,516	5,416
Total .......................................................................................................................................................................................	824,866	781,380
Less current maturities ................................................................................................................................................................	(17,241)	(65,923)
Total long-term debt ..............................................................................................................................................................	$807,625	$715,457

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the six months ended July 1, 2017 and the year ended December 31, 2016 are presented in the following table:

	July 1,	December 31,
	2017	2016
Balance, beginning of period ....................................................................................................................................................	$607,636	$542,194
Decrease in redeemable noncontrolling interests due to
redemptions .....................................................................................................................................................................	(16,824)	(72,729)
Increase in redeemable noncontrolling interests due to business
acquisitions......................................................................................................................................................................	18,161	58,172
Net income attributable to redeemable noncontrolling interests .......................................................................................................	22,740	48,760
Dividends declared ................................................................................................................................................................	(18,301)	(32,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests ......................................................................................................................................	4,601	(2,652)
Change in fair value of redeemable securities ...............................................................................................................................	129,009	66,864
Balance, end of period ............................................................................................................................................................	$747,022	$607,636

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

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	July 1,	December 31,
	2017	2016
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$(8,424)	$(13,025)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ...........................................................................................................	$71	$(113)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(186,747)	$(296,212)
Unrealized loss from foreign currency hedging activities ...........................................................................................	(1,293)	(53)
Pension adjustment loss ....................................................................................................................................	(21,486)	(20,776)
Accumulated other comprehensive loss ............................................................................................................	$(209,526)	$(317,041)

Total Accumulated other comprehensive loss ............................................................................................................	$(217,879)	$(330,179)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Net income .........................................................................................................................................................................	$149,582	$133,098	$299,835	$257,631

Foreign currency translation gain (loss).....................................................................................................................................	72,798	(5,568)	114,250	4,422
Tax effect ...........................................................................................................................................................................	-	-	-	-
Foreign currency translation gain (loss) ....................................................................................................................................	72,798	(5,568)	114,250	4,422

Unrealized gain (loss) from foreign currency hedging
activities ..........................................................................................................................................................................	1,774	(49)	(1,304)	2,119
Tax effect ...........................................................................................................................................................................	(153)	61	64	(490)
Unrealized gain (loss) from foreign currency hedging
activities ..........................................................................................................................................................................	1,621	12	(1,240)	1,629

Pension adjustment gain (loss)................................................................................................................................................	(1,097)	199	(1,042)	(293)
Tax effect ...........................................................................................................................................................................	303	(5)	332	94
Pension adjustment gain (loss)................................................................................................................................................	(794)	194	(710)	(199)
Comprehensive income .........................................................................................................................................................	$223,207	$127,736	$412,135	$263,483

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

     During the three months ended July 1, 2017 and June 25, 2016, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $72.8 million and $(5.6) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  During the six months ended July 1, 2017 and June 25, 2016, we recognized, as a component of our comprehensive income, a foreign currency translation gain of $114.3 million and $4.4 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income (loss).  The foreign currency translation loss during the three and six months ended July 1, 2017 and June 25, 2016 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	July 1,	July 1,	April 1,	June 25,	June 25,	March 26,
Currency	2017	2017	2017	2016	2016	2016
Euro ...........................................................................................................................................................................................	$53,494	1.14	1.07	$7	1.12	1.12
British Pound ...............................................................................................................................................................................	10,938	1.30	1.25	(7,603)	1.38	1.41
Australian Dollar ..........................................................................................................................................................................	1,737	0.77	0.76	371	0.75	0.75
Canadian Dollar ............................................................................................................................................................................	3,368	0.77	0.75	2,550	0.77	0.75
Polish Zloty .................................................................................................................................................................................	4,312	0.27	0.25	(2,115)	0.25	0.26
Swiss Franc .................................................................................................................................................................................	3,742	1.04	1.00	298	1.03	1.02
Brazilian Real................................................................................................................................................................................	(7,902)	0.30	0.32	1,299	0.30	0.27
All other currencies .......................................................................................................................................................................	3,109			(375)
Total .......................................................................................................................................................................................	$72,798			$(5,568)

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Six			for the Six
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	July 1,	July 1,	December 31,	June 25,	June 25,	December 26,
Currency	2017	2017	2016	2016	2016	2015
Euro ...........................................................................................................................................................................................	$65,342	1.14	1.05	$11,177	1.12	1.10
British Pound ...............................................................................................................................................................................	15,544	1.30	1.23	(22,375)	1.38	1.49
Australian Dollar ..........................................................................................................................................................................	12,453	0.77	0.72	5,442	0.75	0.73
Canadian Dollar ............................................................................................................................................................................	4,180	0.77	0.74	7,506	0.77	0.72
Polish Zloty .................................................................................................................................................................................	6,951	0.27	0.24	(1,616)	0.25	0.26
Swiss Franc .................................................................................................................................................................................	4,898	1.04	0.98	1,219	1.03	1.01
Brazilian Real................................................................................................................................................................................	(2,264)	0.30	0.31	2,229	0.30	0.25
All other currencies .......................................................................................................................................................................	7,146			840
Total .......................................................................................................................................................................................	$114,250			$4,422

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Comprehensive income attributable to
Henry Schein, Inc. ....................................................................................................................................................	$208,348	$115,187	$384,318	$239,181
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	276	282	476	354
Comprehensive income attributable to
Redeemable noncontrolling interests ............................................................................................................................	14,583	12,267	27,341	23,948
Comprehensive income ..................................................................................................................................................	$223,207	$127,736	$412,135	$263,483

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Debt

The fair value of our debt as of July 1, 2017 and December 31, 2016 was estimated at $1,402.3 million and $1,218.9 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of July 1, 2017 and December 31, 2016:

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

	July 1, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$6,413	$-	$6,413
Total assets .....................................................................................................................................................................	$-	$6,413	$-	$6,413

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,229	$-	$2,229
Total liabilities ..................................................................................................................................................................	$-	$2,229	$-	$2,229

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$747,022	$747,022
*CS				*CE

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$1,240	$-	$1,240
Total assets .....................................................................................................................................................................	$-	$1,240	$-	$1,240

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$931	$-	$931
Total liabilities ..................................................................................................................................................................	$-	$931	$-	$931

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$607,636	$607,636

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We did not complete any material acquisitions during the six months ended July 1, 2017.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the six months ended July 1, 2017 and June 25, 2016, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

During the six months ended June 25, 2016, we recorded restructuring costs of $24.4 million.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the six months ended July 1, 2017 and during our 2016 fiscal year and the remaining accrued balance of restructuring costs as of July 1, 2017, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 26, 2015 ..................................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision ..........................................................................................................................................................................................	40,728	3,587	1,576	45,891
Payments and other adjustments ...........................................................................................................................................................	(27,477)	(3,284)	(1,492)	(32,253)
Balance, December 31, 2016 ..................................................................................................................................................................	$22,354	$2,454	$895	$25,703
Provision ..........................................................................................................................................................................................	-	-	-	-
Payments .........................................................................................................................................................................................	(15,598)	(738)	(823)	(17,159)
Balance, July 01, 2017 ..........................................................................................................................................................................	$6,756	$1,716	$72	$8,544
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the six months ended July 1, 2017 and the 2016 fiscal year and the remaining accrued balance of restructuring costs as of July 1, 2017:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 26, 2015 ....................................................................................................................................................	$12,062	$3	$12,065
Provision ............................................................................................................................................................................	44,082	1,809	45,891
Payments and other adjustments .............................................................................................................................................	(30,906)	(1,347)	(32,253)
Balance, December 31, 2016 ....................................................................................................................................................	$25,238	$465	$25,703
Provision ............................................................................................................................................................................	-	-	-
Payments ............................................................................................................................................................................	(16,905)	(254)	(17,159)
Balance, July 01, 2017 ............................................................................................................................................................	$8,333	$211	$8,544

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Basic ........................................................................................................................................................................................	78,874	81,458	78,839	81,516
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	664	936	791	1,049
Diluted ..................................................................................................................................................................................	79,538	82,394	79,630	82,565

Note 10 – Income Taxes

For the six months ended July 1, 2017 and June 25, 2016, our effective tax rate was 24.8% and 29.1%.  The difference between our effective tax rate and the federal statutory tax rate in 2017 primarily relates to the adoption of Accounting Standards Update No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”) in the first quarter of 2017, as well as state and foreign income taxes and interest expense for both periods.    The 2016 effective tax rate was further affected by a federal tax audit settlement which reduced our income tax expense by approximately $4.5 million in the period.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense as of January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  The adoption of ASU No. 2016-09 reduced income tax expense by approximately $19.3 million for the six months ended July 1, 2017.

The total amount of unrecognized tax benefits as of July 1, 2017 was approximately $101.0 million, of which $74.8 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of Other liabilities within our consolidated balance sheets, were approximately $13.2 million and $0.0, respectively, as of July 1, 2017.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.   We are currently under audit for the years 2012 and 2013.  During the quarter ended December 31, 2016, we reached a settlement on a portion of the IRS audit of tax years 2012 and 2013. Additionally, during the quarter ended December 31, 2016 we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open transfer pricing matter.  We received a 30-Day Letter from the IRS during the quarter ended April 1, 2017 for the remaining open audit matters for the years 2012 and 2013.  We filed a protest with the Appellate Division regarding these matters during the second quarter of 2017.  We do not expect this to have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

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

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $10.9 million ($7.8 million after-tax) and $19.4 million ($14.5 million after-tax) for the three and six months ended July 1, 2017, respectively, and $13.3 million ($9.6 million after-tax) and $27.5 million ($19.5 million after-tax) for the three and six months ended June 25, 2016, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of July 1, 2017 was $113.2 million, which is expected to be recognized over a weighted-average period of approximately 2.4 years.

The following table summarizes stock option activity under the Plans during the six months ended July 1, 2017:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	177	$57.19
Granted ................................................................................................................................................................................	-	-
Exercised ..............................................................................................................................................................................	(89)	55.11
Forfeited ...............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	88	$59.31	0.7	$10,798

Options exercisable at end of period ...........................................................................................................................................	88	$59.31	0.7	$10,798

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables summarize the activity of our non-vested restricted stock/units for the six months ended July 1, 2017:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	670	$121.08
Granted ..................................................................................................................................................................................	138	171.09
Vested ...................................................................................................................................................................................	(186)	94.11
Forfeited ................................................................................................................................................................................	(8)	146.75
Outstanding at end of period ......................................................................................................................................................	614	$140.17	$183.02

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	925	$108.09
Granted ..................................................................................................................................................................................	170	165.66
Vested ...................................................................................................................................................................................	(425)	109.74
Forfeited ................................................................................................................................................................................	(6)	158.79
Outstanding at end of period ......................................................................................................................................................	664	$124.81	$183.02

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Six Months Ended
	July 1,	June 25,
	2017	2016
Interest..................................................................................................................................................................................	$21,536	$13,644
Income taxes...........................................................................................................................................................................	125,050	99,558

During the six months ended July 1, 2017 and June 25, 2016, we had $(1.3) million and $2.1 million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.  As part of a business acquisition, we increased our ownership in a subsidiary through a non-cash transaction of $16.8 million.  The timing of remittances for shares withheld for payroll taxes resulted in a non-cash transaction of $0.5 million.

Note 14 – Legal Proceedings

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleged that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleged, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserted the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff sought equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On June 27, 2017, we announced that we settled this litigation with SourceOne Dental Inc.  The settlement resulted in a $5.325 million pre-tax charge, or $0.04 per share, to our second-quarter 2017 results.  We deny any wrongdoing related to the SourceOne litigation and chose to pursue a settlement solely to avoid further distraction and cost resulting from this matter.  We have now been dismissed from this litigation with prejudice.

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

As of July 1, 2017, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

We are headquartered in Melville, New York, employ more than 21,000 people (of which more than 11,000 are based outside the United States) and have operations or affiliates in 32 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand and the United Kingdom.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  In addition, the President is seeking to repeal and replace the Health Care Reform Law.  Repeal and replace legislation has been passed in the House of Representatives, but has not yet been passed in the Senate.  The outcome of the President’s efforts is uncertain at this time.  On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the Health Care Reform Law to waive, defer, grant exemptions from, or delay the implementation of any provision of the Health Care Reform Law that would impose a fiscal or regulatory burden on states, individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices.  The uncertain status of the Health Care Reform Law affects our ability to plan.

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

Under the Controlled Substances Act, as a distributor of controlled substances, we are required to obtain and renew annually registrations for our facilities from the United States Drug Enforcement Administration (“DEA”) permitting us to handle controlled substances.  We are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling, reporting and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times.  We are subject to inspection by the DEA.

Certain of our businesses are also required to register for permits and/or licenses with, and comply with operating and security standards of, the DEA, the FDA, the United States Department of Health and Human Services (“HHS”), and various state boards of pharmacy, state health departments and/or comparable state agencies as well as comparable foreign agencies, and certain accrediting bodies depending on the type of operations and location of product distribution, manufacturing or sale.  These businesses include those that distribute, manufacture and/or repackage prescription pharmaceuticals and/or medical devices and/or HCT/P products, or own pharmacy operations, or install, maintain or repair equipment.  In addition, Section 301 of the National Organ Transplant Act, and a number of comparable state laws, impose civil and/or criminal penalties for the transfer of certain human tissue (for example, human bone products) for valuable consideration, while generally permitting payments for the reasonable costs incurred in procuring, processing, storing and distributing that tissue.  We are also subject to foreign government regulation of such products.  The DEA, the FDA and state regulatory authorities have broad inspection and enforcement powers, including the ability to suspend or limit the distribution of products by our distribution centers, seize or order the recall of products and impose significant criminal, civil and administrative sanctions for violations of these laws and regulations.  Foreign regulations subject us to similar foreign enforcement powers.  Furthermore, compliance with legal requirements has required and may in the future require us to institute voluntary recalls, or carry out recalls as a result of our suppliers’ legal obligations, of products we sell, which could result in financial losses and potential reputational harm.  Our customers are also subject to significant federal, state, local and foreign governmental regulation.

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

Regulated Software and Data Processing; Electronic Health Records

The FDA has become increasingly active in addressing the regulation of computer software intended for use in health care settings, and has developed and continues to develop policies on regulating clinical decision support tools and other types of software as medical devices.  Certain of our businesses involve the development and sale of software and related products to support physician and dental practice management, and it is possible that the FDA or foreign government authorities could determine that one or more of our products is a medical device that is subject to regulation, which could subject us or one or more of our businesses to substantial additional requirements with respect to these products.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are residents in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties.  Among other things, the GDPR requires with respect to data concerning Data Subjects identity, company accountability, consents from Data Subjects’ or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. While we expect to have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

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

Federal initiatives provide a program of incentive payments available to certain health care providers involving the adoption and use of certain electronic health care records systems and processes.  The initiatives include providing, among others, physicians and dentists, with financial incentives if they meaningfully use certified EHR technology in accordance with applicable and evolving requirements.  In addition, Medicare-eligible providers that fail to timely adopt certified EHR systems and meet “meaningful use” requirements for those systems in accordance with regulatory requirements are to be subject to cumulative Medicare reimbursement reductions, which reductions for applicable health professionals (including physicians and dentists) began on January 1, 2015.  Qualification for the incentive payments requires the use of EHRs that have certain capabilities for meaningful use pursuant to evolving standards adopted by CMS and by the Office of the National Coordinator for Health Information Technology (“ONC”) of HHS.

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

Certain of our businesses involve the manufacture and sale of certified EHR systems and other products linked to incentive programs.  CMS and ONC establish criteria for certified EHR systems, and these criteria have been subject to change.  In order to maintain certification of our EHR products, we must satisfy these changing governmental criteria.  If any of our EHR systems do not meet these standards, yet have been relied upon by health care providers to receive federal incentive payments, as noted above, we are exposed to risk under federal health care fraud and abuse laws, such as the False Claims Act.  For example, on May 31, 2017, the U.S. Department of Justice announced a $155 million settlement and 5-year corporate integrity agreement involving a vendor of certified EHR systems, based on allegations that the vendor, by misrepresenting capabilities to the certifying body, caused its health care provider customers to submit false Medicare and Medicaid claims for meaningful use payments in violation of the False Claims Act.  While we believe we are substantially in compliance with such certifications and with applicable fraud and abuse laws and regulations, and we have adequate compliance programs and controls in place to ensure substantial compliance, we cannot predict whether changes in applicable law, or interpretation of laws, or changes in our practices in response to changes in applicable law or interpretation of laws, could have a material adverse effect on our business.  Moreover, in order to satisfy our customers, our products may need to incorporate increasingly complex reporting functionality.  Although we believe we are positioned to accomplish this, the effort may involve increased costs, and our failure to implement product modifications, or otherwise satisfy applicable standards, could have a material adverse effect on our business.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and six months ended July 1, 2017 and June 25, 2016 and cash flows for the six months ended July 1, 2017 and June 25, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	July 1,	June 25,	July 1,	June 25,
	2017	2016	2017	2016
Operating results:
Net sales .............................................................................................................................................................................	$3,059,458	$2,872,630	$5,982,406	$5,585,586
Cost of sales ........................................................................................................................................................................	2,220,285	2,071,161	4,320,313	4,006,275
Gross profit ......................................................................................................................................................................	839,173	801,469	1,662,093	1,579,311
Operating expenses:
Selling, general and administrative ........................................................................................................................................	628,511	600,409	1,257,463	1,197,999
Restructuring costs ...........................................................................................................................................................	-	20,383	-	24,441
Operating income ..........................................................................................................................................................	$210,662	$180,677	$404,630	$356,871

Other expense, net .................................................................................................................................................................	$(7,363)	$(3,543)	$(14,534)	$(4,185)
Net income ...........................................................................................................................................................................	149,582	133,098	299,835	257,631
Net income attributable to Henry Schein, Inc. ..............................................................................................................................	136,055	120,097	276,803	233,849

Cash flows:
Net cash provided by operating activities ...............................................................................................................................................			$176,139	$199,439
Net cash used in investing activities ......................................................................................................................................................			(191,423)	(120,386)
Net cash provided by (used in) financing activities ...................................................................................................................................			15,474	(91,942)

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

During the three and six  months ended June 25, 2016, we recorded restructuring costs of $20.4 million and $24.4 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended July 1, 2017 Compared to Three Months Ended June 25, 2016

Net Sales

Net sales for the three months ended July 1, 2017 and June 25, 2016 were as follows (in thousands):

		July 1,	% of	June 25,	% of	Increase
		2017	Total	2016	Total	$	%
Health care distribution (1):
	Dental ...........................................................................................................................................................................................	$1,488,167	48.7%	$1,373,188	47.8%	$114,979	8.4%
	Animal health ..................................................................................................................................................................................	891,331	29.1	853,598	29.7	37,733	4.4
	Medical .........................................................................................................................................................................................	571,427	18.7	538,825	18.8	32,602	6.1
	Total health care distribution ............................................................................................................................................................	2,950,925	96.5	2,765,611	96.3	185,314	6.7
Technology and value-added services (2)......................................................................................................................................................		108,533	3.5	107,019	3.7	1,514	1.4
	Total ........................................................................................................................................................................................	$3,059,458	100.0%	$2,872,630	100.0%	$186,828	6.5

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
	services.

The $186.8 million, or 6.5%, increase in net sales for the three months ended July 1, 2017 includes 7.7% local currency growth (4.4% increase in internally generated revenue and 3.3% growth from acquisitions) partially offset by a decrease of 1.2% related to foreign currency exchange.

The $115.0 million, or 8.4%, increase in dental net sales for the three months ended July 1, 2017 includes 9.4% local currency growth (3.1% increase in internally generated revenue and 6.3% growth from acquisitions) partially offset by a decrease of 1.0% related to foreign currency exchange.  The 9.4% local currency growth was due to an increase in dental consumable merchandise sales of 8.8% (1.0% increase in internally generated revenue and 7.8% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 11.2% (10.3% increase in internally generated revenue and 0.9% growth from acquisitions).

The $37.7 million, or 4.4%, increase in animal health net sales for the three months ended July 1, 2017 includes 6.7% local currency growth (5.8% increase in internally generated revenue and 0.9% growth from acquisitions) partially offset by a decrease of 2.3% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2017 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 5.4%.

      The $32.6 million, or 6.1%, increase in medical net sales for the three months ended July 1, 2017 includes 6.2% local currency growth (6.1% increase in internally generated revenue and 0.1% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.

The $1.5 million, or 1.4%, increase in technology and value-added services net sales for the three months ended July 1, 2017 includes 2.8% local currency growth (2.2% internally generated revenue and 0.6% growth from acquisitions) partially offset by a decrease of 1.4% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended July 1, 2017 and June 25, 2016 were as follows (in thousands):

	July 1,	Gross	June 25,	Gross	Increase
	2017	Margin %	2016	Margin %	$	%
Health care distribution .......................................................................................................................................................................	$767,605	26.0%	$732,539	26.5%	$35,066	4.8%
Technology and value-added services ......................................................................................................................................................	71,568	65.9	68,930	64.4	2,638	3.8
Total ........................................................................................................................................................................................	$839,173	27.4	$801,469	27.9	$37,704	4.7

Gross profit increased $37.7 million, or 4.7% for the three months ended July 1, 2017, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $35.1 million, or 4.8%, for the three months ended July 1, 2017 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.0% for the three months ended July 1, 2017 from 26.5% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $20.0 million gross profit increase from growth in internally generated revenue and $31.0 million is attributable to acquisitions.  These increases were partially offset by a $15.9 million decline in gross profit due primarily to the effects of foreign exchange on revenues and the decrease in the gross margin rates.

Technology and value-added services gross profit increased $2.6 million, or 3.8%, for the three months ended July 1, 2017 compared to the prior year period.  Technology and value-added services gross profit margin increased to  65.9% for the three months ended July 1, 2017 from 64.4% for the comparable prior year period.  The increase in gross profit in our technology and value-added services segment was attributable to $2.1 million of growth in internally generated revenue.  Acquisitions accounted for the remaining $0.5 million increase of gross profit within our technology and value-added services segment for the three months ended July 1, 2017 compared to the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended July 1, 2017 and June 25, 2016 were as follows (in thousands):

		% of		% of
	July 1,	Respective	June 25,	Respective	Increase / (Decrease)
	2017	Net Sales	2016	Net Sales	$	%
Health care distribution ......................................................................................................................................................................	$590,646	20.0%	$562,406	20.3%	$28,240	5.0%
Technology and value-added services ......................................................................................................................................................	37,865	34.9	38,003	35.5	(138)	(0.4)
Total .......................................................................................................................................................................................	$628,511	20.5	$600,409	20.9	$28,102	4.7

Selling, general and administrative expenses increased $28.1 million, or 4.7%, to $628.5 million for the three months ended July 1, 2017 from the comparable prior year period.  The $28.2 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended July 1, 2017 as compared to the prior year period was attributable to $30.8 million of additional costs from acquired companies, partially offset by a $2.6 million reduction in operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.5% from 20.9% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $8.6 million, or 2.3%, for the three months ended July 1, 2017 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.5% from 13.0% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $19.5 million, or 8.6%, for the three months ended July 1, 2017 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.1% from 7.9% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended July 1, 2017  and June 25, 2016 was as follows (in thousands):

	July 1,	June 25,	Variance
	2017	2016	$	%
Interest income .......................................................................................................................................................................	$4,107	$3,556	$551	15.5%
Interest expense ......................................................................................................................................................................	(12,198)	(7,367)	(4,831)	(65.6)
Other, net .............................................................................................................................................................................	728	268	460	171.6
Other expense, net ............................................................................................................................................................	$(7,363)	$(3,543)	$(3,820)	(107.8)

Other expense, net increased $3.8 million to $7.4 million for the three months ended July 1, 2017 from the comparable prior year period.  Interest expense increased $4.8 million primarily due to increased borrowings and higher interest rates under our bank credit lines and interest expense related to a financing arrangement entered into during the first quarter of 2017 in Brazil.

Income Taxes

For the three months ended July 1, 2017, our effective tax rate was 28.7% compared to 27.6% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates in 2017 primarily relates to the adoption of Accounting Standards Update No. 2016-09, “Stock Compensation” (Topic 718) in the first quarter of 2017 as well as state and foreign income taxes and interest expense for both periods.  The 2016 effective tax rate was further affected by a federal tax audit settlement which reduced our income tax expense by approximately $4.5 million in the period.

Net Income

Net income increased $16.5 million, or 12.4%, for the three months ended July 1, 2017, compared to the prior year period due to the factors noted above.

Six Months Ended July 1, 2017 Compared to Six Months Ended June 25, 2016

Net Sales

Net sales for the six months ended July 1, 2017 and June 25, 2016 were as follows (in thousands):

		July 1,	% of	June 25,	% of	Increase
		2017	Total	2016	Total	$	%
Health care distribution (1):
	Dental ...........................................................................................................................................................................................	$2,893,325	48.3%	$2,674,943	47.9%	$218,382	8.2%
	Animal health ..................................................................................................................................................................................	1,704,270	28.5	1,625,011	29.1	79,259	4.9
	Medical .........................................................................................................................................................................................	1,170,313	19.6	1,076,942	19.3	93,371	8.7
	Total health care distribution ............................................................................................................................................................	5,767,908	96.4	5,376,896	96.3	391,012	7.3
Technology and value-added services (2)......................................................................................................................................................		214,498	3.6	208,690	3.7	5,808	2.8
	Total ........................................................................................................................................................................................	$5,982,406	100.0%	$5,585,586	100.0%	$396,820	7.1

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
	services.

The $396.8 million, or 7.1%, increase in net sales for the six months ended July 1, 2017 includes an increase of 8.2% in local currency growth (5.2% increase in internally generated revenue and 3.0% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange.

The $218.4 million, or 8.2%, increase in dental net sales for the six months ended July 1, 2017 includes an increase of 8.8% in local currency growth (3.0% increase in internally generated revenue and 5.8% growth from acquisitions) partially offset by a decrease of 0.6% related to foreign currency exchange.  The 8.8% increase in local currency sales was due to an increase in dental consumable merchandise sales growth of 9.8% (2.7% increase in internally generated revenue and 7.1% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 5.3% (4.3% increase in internally generated revenue and 1.0% growth from acquisitions).

The $79.3 million, or 4.9%, increase in animal health net sales for the six months ended July 1, 2017 includes an increase of 7.4% in local currency growth (6.4% internally generated revenue and 1.0% growth from acquisitions) partially offset by a decrease of 2.5% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2017 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.0%.

The $93.4 million, or 8.7%, increase in medical net sales for the six months ended July 1, 2017 is the result of an increase of 8.8% in local currency growth, all of which is attributable to an increase in internally generated revenue, partially offset by a decrease of 0.1% related to foreign currency exchange.

The $5.8 million, or 2.8%, increase in technology and value-added services net sales for the six months ended July 1, 2017 includes an increase of 4.1% in local currency growth (3.8% internally generated revenue and 0.3% growth from acquisitions) partially offset by a decrease of 1.3% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the six months ended July 1, 2017 and June 25, 2016 were as follows (in thousands):

	July 1,	Gross	June 25,	Gross	Increase
	2017	Margin %	2016	Margin %	$	%
Health care distribution .......................................................................................................................................................................	$1,521,335	26.4%	$1,443,961	26.9%	$77,374	5.4%
Technology and value-added services ......................................................................................................................................................	140,758	65.6	135,350	64.9	5,408	4.0
Total ........................................................................................................................................................................................	$1,662,093	27.8	$1,579,311	28.3	$82,782	5.2

For the six months ended July 1, 2017, gross profit increased $82.8 million, or 5.2%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $77.4 million, or 5.4%, for the six months ended July 1, 2017 compared to the prior year period.  Health care distribution gross profit margin decreased to 26.4% for the six months ended July 1, 2017 from 26.9% for the comparable prior year period.  The overall increase in our health care distribution gross profit is attributable to a $47.5 million gross profit increase from growth in internally generated revenue and $57.9 million is attributable to acquisitions.  These increases were partially offset by a $28.0 million decline in gross profit due primarily to the effects of foreign exchange on revenues and the decrease in the gross margin rates.

Technology and value-added services gross profit increased $5.4 million, or 4.0%, for the six months ended July 1, 2017 compared to the prior year period.  Technology gross profit margin increased to 65.6% for the six months ended July 1, 2017 from 64.9% for the comparable prior year period.  The increase in gross profit in our technology and value-added services segment was attributable to $4.9 million growth in internally generated revenue.  Acquisitions accounted for the remaining $0.5 million increase of gross profit within our technology and value-added services segment for the six months ended July 1, 2017 compared to the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the six months ended July 1, 2017 and June 25, 2016 were as follows (in thousands):

		% of		% of
	July 1,	Respective	June 25,	Respective	Increase / (Decrease)
	2017	Net Sales	2016	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$1,181,669	20.5%	$1,121,872	20.9%	$59,797	5.3%
Technology and value-added services ......................................................................................................................................................	75,794	35.3	76,127	36.5	(333)	(0.4)
Total ........................................................................................................................................................................................	$1,257,463	21.0	$1,197,999	21.4	$59,464	5.0

Selling, general and administrative expenses increased $59.5 million, or 5.0%, to $1,257.5 million for the six months ended July 1, 2017 from the comparable prior year period.  The $59.8 million increase in selling, general and administrative expenses within our health care distribution segment for the six months ended July 1, 2017 as compared to the prior year period was attributable to $53.2 million of additional costs from acquired companies, and $6.6 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 21.0% from 21.4% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $19.2 million, or 2.6%, to $760.5 million for the six months ended July 1, 2017 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.7% as compared to 13.3% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $40.3 million, or 8.8%, to $497.0 million for the six months ended July 1, 2017 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses increased to 8.3% compared to 8.2% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the six months ended July 1, 2017  and June 25, 2016 was as follows (in thousands):

	July 1,	June 25,	Variance
	2017	2016	$	%
Interest income .......................................................................................................................................................................	$8,411	$6,904	$1,507	21.8%
Interest expense ......................................................................................................................................................................	(23,628)	(14,494)	(9,134)	(63.0)
Other, net .............................................................................................................................................................................	683	3,405	(2,722)	(79.9)
Other expense, net ............................................................................................................................................................	$(14,534)	$(4,185)	$(10,349)	(247.3)

Other expense, net increased $10.3 million to $14.5 million for the six months ended July 1, 2017 from the comparable prior year period.  Interest expense increased $9.1 million primarily due to increased borrowings and higher interest rates under our bank credit lines and interest expense related to a financing arrangement entered into during the first quarter of 2017 in Brazil.  Other, net decreased by $2.7 million primarily due to investment proceeds received in the first quarter of 2016.

Income Taxes

For the six months ended July 1, 2017 and June 25, 2016, our effective tax rate was 24.8% and 29.1%.  The difference between our effective tax rate and the federal statutory tax rate in 2017 primarily relates to the adoption of Accounting Standards Update No. 2016-09, “Stock Compensation” (Topic 718) in the first quarter of 2017 as well as state and foreign income taxes and interest expense for both periods.  See Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements.  The 2016 effective tax rate was further affected by a federal tax audit settlement which reduced our income tax expense by approximately $4.5 million in the period.

Net Income

Net income increased $42.2 million, or 16.4%, for the six months ended July 1, 2017, compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $176.1 million for the six months ended July 1, 2017, compared to $199.4 million for the comparable prior year period.  The net change of $23.3 million was primarily attributable to changes in net working capital, partially offset by an increase in net income.

Net cash used in investing activities was $191.4 million for the six months ended July 1, 2017, compared to $120.4 million for the comparable prior year period.  The net change of $71.0 million was primarily due to increased payments for equity investments and business acquisitions and purchases of fixed assets.

Net cash provided by financing activities was $15.5 million for the six months ended July 1, 2017, compared to net cash used in investing activities of $91.9 million for the comparable prior year period.  The net change of $107.4 million was primarily due to increased net borrowings from debt, decreased repurchases of common stock and decreased acquisitions of noncontrolling interests in subsidiaries, partially offset by increased payments for taxes related to shares withheld for employee taxes.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	July 1,	December 31,
	2017	2016
Cash and cash equivalents ............................................................................................................................................................	$74,654	$62,381
Working capital ..........................................................................................................................................................................	1,233,832	1,022,134

Debt:
Bank credit lines ......................................................................................................................................................................	$577,477	$437,476
Current maturities of long-term debt ............................................................................................................................................	17,241	65,923
Long-term debt .......................................................................................................................................................................	807,625	715,457
Total debt ..........................................................................................................................................................................	$1,402,343	$1,218,856

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 40.9 days as of July 1, 2017 from 41.4 days as of June 25, 2016.  During the six months ended July 1, 2017, we wrote off approximately $4.4 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations remained consistent at 5.4 as of July 1, 2017 compared to comparable prior year period.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of July 1, 2017 and December 31, 2016, the borrowings on this revolving credit facility and the prior credit facility were $175.0 million and $65.0 million, respectively.  As of July 1, 2017 and December 31, 2016, there were $12.7 million and $13.0 million of letters of credit, respectively, provided to third parties under the credit facility and the prior credit facility.

As of July 1, 2017 and December 31, 2016, we had various other short-term bank credit lines available, of which $402.5 million and $372.5 million, respectively, were outstanding.  At July 1, 2017 and December 31, 2016, borrowings under all of our credit lines had a weighted average interest rate of 1.98% and 1.61%, respectively.

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

The components of our private placement facility borrowings as of July 1, 2017 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	35,714	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
	$435,714

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $349.6 million and $350.0 million as of July 1, 2017 and December 31, 2016, respectively.  At July 1, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 125 basis points plus 75 basis points, for a combined rate of 2.00%.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	July 1,	December 31,
	2017	2016
Private placement facilities ...........................................................................................................................................................	$435,714	$342,857
U.S. trade accounts receivable securitization ....................................................................................................................................	349,560	350,000
Note payable to bank at a weighted-average interest rate of
21.37% at December 31, 2016......................................................................................................................................................	-	47,957
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2021 at interest rates ranging from 2.56% to 12.90% at July 1, 2017 and
ranging from 2.56% to 12.90% at December 31, 2016........................................................................................................................	34,076	35,150
Capital lease obligations payable through 2029 with interest rates ranging from 0.84% to 19.79% at July 1, 2017 and
ranging from 1.38% to 19.15% at December 31, 2016........................................................................................................................	5,516	5,416
Total .......................................................................................................................................................................................	824,866	781,380
Less current maturities ................................................................................................................................................................	(17,241)	(65,923)
Total long-term debt ..............................................................................................................................................................	$807,625	$715,457

Stock Repurchases

From June 21, 2004 through July 1, 2017, we repurchased $2.4 billion, or 25,500,085 shares, under our common stock repurchase programs, with $150.0 million available as of July 1, 2017 for future common stock share repurchases.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the six months ended July 1, 2017 and the year ended December 31, 2016 are presented in the following table:

	July 1,	December 31,
	2017	2016
Balance, beginning of period ...................................................................................................................................................	$607,636	$542,194
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(16,824)	(72,729)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	18,161	58,172
Net income attributable to redeemable noncontrolling interests ......................................................................................................	22,740	48,760
Dividends declared ...............................................................................................................................................................	(18,301)	(32,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	4,601	(2,652)
Change in fair value of redeemable securities ..............................................................................................................................	129,009	66,864
Balance, end of period ...........................................................................................................................................................	$747,022	$607,636

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

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense as of January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  The adoption of ASU 2016-09 reduced income tax expense by approximately $19.3 million for the six months ended July 1, 2017.

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

In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers”, which deferred the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date.  Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.

When effective, ASU 2014-09 will require us to use either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures).

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350) (“ASU 2017-04”).  ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit.  ASU 2017-04 will require us to perform our annual goodwill impairment test by comparing the fair value of our reporting units to the carrying value of those units.  If the carrying value exceeds the fair value, we will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit.  ASU 2017-04 is required to be implemented on a prospective basis for fiscal years beginning after December 15, 2019.  We do not expect that the requirements of ASU 2017-04 will have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation-Stock Compensation (Topic 718), Scope of Modification Accounting” (“ASU 2017-09”).  ASU 2017-09 clarifies guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting.  ASU 2017-09 requires modification accounting if the fair value, vesting conditions, or equity or liability classification of the award is not the same immediately before and after a change to the terms and conditions of the award.  ASU 2017-09 is required to be implemented on a prospective basis for fiscal years beginning after December 15, 2017.  We do not expect that the requirements of ASU 2017-09 will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of July 1, 2017 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 2015, Henry Schein, Inc. was served with a summons and complaint in an action commenced in the United States District Court for the Eastern District of New York, entitled SourceOne Dental, Inc. v. Patterson Companies, Inc., Henry Schein, Inc. and Benco Dental Supply Company, Civil Action No. 15-cv-05440-JMA-GRB.  Plaintiff alleged that, through its website, it markets and sells dental supplies and equipment to dentists.  Plaintiff alleged, among other things, that defendants conspired to eliminate plaintiff as a viable competitor and to exclude plaintiff from the market for the marketing, distribution and sale of dental supplies and equipment in the United States and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff.  Plaintiff asserted the following claims:  (i) unreasonable restraint of trade in violation of state and federal antitrust laws; (ii) tortious interference with prospective business relations; (iii) civil conspiracy; and (iv) aiding and abetting the other defendants’ ongoing tortious and anticompetitive conduct.  Plaintiff sought equitable relief, compensatory and treble damages, jointly and severally, punitive damages, interest, and reasonable costs and expenses, including attorneys’ fees and expert fees.  On June 27, 2017, we announced that we settled this litigation with SourceOne Dental Inc.  The settlement resulted in a $5.325 million pre-tax charge, or $0.04 per share to our second-quarter 2017 results.  We deny any wrongdoing related to the SourceOne litigation and chose to pursue a settlement solely to avoid further distraction and cost resulting from this matter.  We have now been dismissed from this litigation with prejudice.

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

As of July 1, 2017, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

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

As of July 1, 2017, we had repurchased approximately $2.4 billion of common stock (25,500,085 shares) under these initiatives, with $150.0 million available as of July 1, 2017 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended July 1, 2017:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
04/02/17 through 04/29/17	124,639	$168.78	124,639	1,029,674
04/30/17 through 06/03/17	164,117	176.48	164,117	803,957
06/04/17 through 07/01/17	-	-	-	819,551
	288,756		288,756

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 5.  OTHER INFORMATION

Amendment to Corporation’s By-laws

On August 7, 2017, the Board of Directors of the Company approved an amendment (the “Amendment”) to the Company’s Amended and Restated By-laws, as amended (the “By-laws”).  The Amendment provides that the Company’s stockholders may remove any director from office, with or without cause, upon the affirmative vote of the holders of at least a majority of the voting power of the shares entitled to vote on the matter.  The By-laws previously provided that the Company’s stockholders may only remove a director from office with or without cause upon the affirmative vote of  the holders of at least 66-2/3% of the voting power of the shares entitled to vote on the matter.  The effective date of the Amendment is August 7, 2017.

The foregoing summary of the Amendment is qualified in its entirety by reference to the full text of the By-laws, as amended by the Amendment, which is filed as Exhibit 3.1 hereto and incorporated herein by reference.

ITEM 6.  EXHIBITS

Exhibits.

3.1	Amended and Restated By-laws of Henry Schein, Inc., as amended.+
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.+
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.+
10.1

Credit Agreement, dated as of April 18, 2017, among the Company, the several lenders parties thereto, JPMorgan Chase Bank, N.A., as administrative agent, joint lead arranger and joint bookrunner, U. S. Bank National Association, as syndication agent, joint lead arranger and joint bookrunner, together with the exhibits and schedules thereto. (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on April 19, 2017.)

10.2

Amendment Number Five to the Henry Schein, Inc. Section 162(m) Cash Bonus Plan, dated May 31, 2017.  (Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on June 1, 2017.)**

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

Dated: August 8, 2017