Form 10-Q
period 2017-11-06
HENRY SCHEIN INC
filed 2017-11-06
CIK 1000228

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of October 31, 2017, there were 156,954,392 shares of the registrant’s common stock outstanding.

HENRY SCHEIN, INC.
INDEX
Page

PART I. FINANCIAL INFORMATION

ITEM 1.	Consolidated Financial Statements:

Balance Sheets as of September 30, 2017 and December 31, 2016............................................................................................................................................	3

Statements of Income for the three and nine months ended
September 30, 2017 and September 24, 2016.......................................................................................................................................................................	4

Statements of Comprehensive Income for the three and nine months ended
September 30, 2017 and September 24, 2016.......................................................................................................................................................................	5

Statement of Changes in Stockholders' Equity for the nine months ended
September 30, 2017...	6

Statements of Cash Flows for the nine months ended
September 30, 2017 and September 24, 2016.......................................................................................................................................................................	7

Notes to Consolidated Financial Statements...............................................................................................................................................................................	8
Note 1 – Basis of Presentation...............................................................................................................................................................................................	8
Note 2 – Segment Data...	8
Note 3 - Debt...	10
Note 4 – Redeemable Noncontrolling Interests......................................................................................................................................................................	12
Note 5 – Comprehensive Income...........................................................................................................................................................................................	13
Note 6 – Fair Value Measurements.......................................................................................................................................................................................	15
Note 7 – Business Acquisitions.............................................................................................................................................................................................	17
Note 8 – Plan of Restructuring..............................................................................................................................................................................................	18
Note 9 – Earnings Per Share..................................................................................................................................................................................................	19
Note 10 – Income Taxes...	19
Note 11 – Derivatives and Hedging Activities.......................................................................................................................................................................	20
Note 12 – Stock-Based Compensation..................................................................................................................................................................................	20
Note 13 – Supplemental Cash Flow Information...................................................................................................................................................................	22
Note 14 – Legal Proceedings.................................................................................................................................................................................................	22
24
Note 15 – Subsequent Event...................................................................................................................................................................	22

ITEM 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations....................................................................................................................................................................	25

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.................................................................................................................................................	48

ITEM 4.	Controls and Procedures...	48

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings...	50

ITEM 1A.	Risk Factors...	51

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.....................................................................................................................................................	51

ITEM 6.	Exhibits...	53

Signature...	54

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

HENRY SCHEIN, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents ..............................................................................................................................................................	$79,879	$62,381
Accounts receivable, net of reserves of $96,953 and $90,329 ................................................................................................................	1,544,582	1,254,139
Inventories, net .............................................................................................................................................................................	1,692,256	1,635,750
Prepaid expenses and other .............................................................................................................................................................	465,812	360,510
Total current assets ................................................................................................................................................................	3,782,529	3,312,780
Property and equipment, net ...............................................................................................................................................................	361,708	333,906
Goodwill ..........................................................................................................................................................................................	2,224,657	2,019,740
Other intangibles, net .........................................................................................................................................................................	666,997	621,180
Investments and other .......................................................................................................................................................................	450,770	442,790
Total assets ..........................................................................................................................................................................	$7,486,661	$6,730,396

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable .........................................................................................................................................................................	$1,029,138	$977,249
Bank credit lines ...........................................................................................................................................................................	631,865	437,476
Current maturities of long-term debt .................................................................................................................................................	17,247	65,923
Accrued expenses:
Payroll and related ....................................................................................................................................................................	251,849	266,463
Taxes ......................................................................................................................................................................................	148,627	151,750
Other ......................................................................................................................................................................................	358,421	391,785
Total current liabilities ............................................................................................................................................................	2,437,147	2,290,646
Long-term debt .................................................................................................................................................................................	907,592	715,457
Deferred income taxes .......................................................................................................................................................................	91,786	51,589
Other liabilities ..................................................................................................................................................................................	292,179	264,264
Total liabilities ......................................................................................................................................................................	3,728,704	3,321,956

Redeemable noncontrolling interests .....................................................................................................................................................	737,747	607,636
Commitments and contingencies .........................................................................................................................................................

Stockholders' equity:
Preferred stock, $.01 par value, 1,000,000 shares authorized,
none outstanding ......................................................................................................................................................................	-	-
Common stock, $.01 par value, 240,000,000 shares authorized,
156,952,738 outstanding on September 30, 2017 and
158,805,010 outstanding on December 31, 2016 ............................................................................................................................	1,570	1,588
Additional paid-in capital ...............................................................................................................................................................	-	126,742
Retained earnings ..........................................................................................................................................................................	3,164,541	2,981,777
Accumulated other comprehensive loss .............................................................................................................................................	(154,472)	(317,041)
Total Henry Schein, Inc. stockholders' equity .................................................................................................................................	3,011,639	2,793,066
Noncontrolling interests ..................................................................................................................................................................	8,571	7,738
Total stockholders' equity .......................................................................................................................................................	3,020,210	2,800,804
Total liabilities, redeemable noncontrolling interests and stockholders' equity .......................................................................................	$7,486,661	$6,730,396

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016

Net sales ....................................................................................................................................................................................	$3,161,083	$2,865,148	$9,143,489	$8,450,734
Cost of sales ...............................................................................................................................................................................	2,325,029	2,077,473	6,645,342	6,083,748
Gross profit ...........................................................................................................................................................................	836,054	787,675	2,498,147	2,366,986
Operating expenses:
Selling, general and administrative ................................................................................................................................................	622,506	581,584	1,879,969	1,779,583
Restructuring costs ....................................................................................................................................................................	-	5,370	-	29,811
Operating income ...................................................................................................................................................................	213,548	200,721	618,178	557,592
Other income (expense):
Interest income .........................................................................................................................................................................	4,793	3,141	13,204	10,045
Interest expense ........................................................................................................................................................................	(13,428)	(7,488)	(37,056)	(21,982)
Other, net .................................................................................................................................................................................	(194)	(199)	489	3,206
Income before taxes and equity in earnings
of affiliates .........................................................................................................................................................................	204,719	196,175	594,815	548,861
Income taxes ..............................................................................................................................................................................	(59,340)	(56,601)	(156,276)	(159,099)
Equity in earnings of affiliates .......................................................................................................................................................	5,569	5,717	12,244	13,160
Net income .................................................................................................................................................................................	150,948	145,291	450,783	402,922
Less: Net income attributable to noncontrolling interests ...................................................................................................................	(12,917)	(11,578)	(35,949)	(35,360)
Net income attributable to Henry Schein, Inc. ...................................................................................................................................	$138,031	$133,713	$414,834	$367,562

Earnings per share attributable to Henry Schein, Inc.:

Basic ......................................................................................................................................................................................	$0.88	$0.83	$2.64	$2.26
Diluted ....................................................................................................................................................................................	$0.87	$0.82	$2.61	$2.23

Weighted-average common shares outstanding:
Basic ......................................................................................................................................................................................	156,914	161,791	157,386	162,600
Diluted ....................................................................................................................................................................................	158,271	163,710	158,866	164,635

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in thousands)

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016

Net income .................................................................................................................................................................................	$150,948	$145,291	$450,783	$402,922

Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)...........................................................................................................................................	58,916	(6,463)	173,166	(2,041)

Unrealized gain (loss) from foreign currency hedging
activities ................................................................................................................................................................................	(34)	(603)	(1,274)	1,026

Unrealized investment loss ..........................................................................................................................................................	(2)	-	(2)	-

Pension adjustment gain (loss)......................................................................................................................................................	(353)	209	(1,063)	10

Other comprehensive income (loss), net of tax ..................................................................................................................................	58,527	(6,857)	170,827	(1,005)
Comprehensive income .................................................................................................................................................................	209,475	138,434	621,610	401,917
Comprehensive income attributable to noncontrolling
interests:
Net income ............................................................................................................................................................................	(12,917)	(11,578)	(35,949)	(35,360)
Foreign currency translation gain................................................................................................................................................	(3,473)	(716)	(8,258)	(1,236)
Comprehensive income attributable to noncontrolling
interests ............................................................................................................................................................................	(16,390)	(12,294)	(44,207)	(36,596)

Comprehensive income attributable to Henry Schein, Inc. ...................................................................................................................	$193,085	$126,140	$577,403	$365,321

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(in thousands, except share and per share data)

(unaudited)

					Accumulated
	Common Stock		Additional		Other		Total
	$.01 Par Value		Paid-in	Retained	Comprehensive	Noncontrolling	Stockholders'
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interests	Equity
Balance, December 31, 2016 .........................................................................................................................................................................	158,805,010	$1,588	$126,742	$2,981,777	$(317,041)	$7,738	$2,800,804
Net income (excluding $35,398 attributable to Redeemable
noncontrolling interests) ........................................................................................................................................................................	-	-	-	414,834	-	551	415,385
Foreign currency translation gain (excluding gain of $7,961
attributable to Redeemable noncontrolling interests) .............................................................................................................................................	-	-	-	-	164,908	297	165,205
Unrealized loss from foreign currency hedging activities,
net of tax benefit of $4..........................................................................................................................................................................	-	-	-	-	(1,274)	-	(1,274)
Unrealized investment loss, net of tax of $1..........................................................................................................................................................	-	-	-	-	(2)	-	(2)
Pension adjustment loss, including tax benefit of $508................................................................................................................................................	-	-	-	-	(1,063)	-	(1,063)
Dividends paid .....................................................................................................................................................................................	-	-	-	-	-	(383)	(383)
Other adjustments ..................................................................................................................................................................................	-	-	29	-	-	368	397
Change in fair value of redeemable securities .........................................................................................................................................................	-	-	(124,747)	-	-	-	(124,747)
Repurchase and retirement of common stock .........................................................................................................................................................	(2,625,230)	(26)	(49,184)	(175,795)	-	-	(225,005)
Stock issued upon exercise of stock options,
including tax benefit of $681 ....................................................................................................................................................................	186,570	2	4,258	-	-	-	4,260
Stock-based compensation expense ..................................................................................................................................................................	1,106,354	11	31,976	-	-	-	31,987
Shares withheld for payroll taxes ....................................................................................................................................................................	(519,966)	(5)	(44,696)	-	-	-	(44,701)
Liability for cash settlement of stock-based compensation
awards.........................................................................................................................................................................................	-	-	(653)	-	-	-	(653)
Transfer of charges in excess of capital.................................................................................................................................................................	-	-	56,275	(56,275)	-	-	-

Balance, September 30, 2017 ........................................................................................................................................................................	156,952,738	$1,570	$-	$3,164,541	$(154,472)	$8,571	$3,020,210

See accompanying notes.

HENRY SCHEIN, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	September 30,	September 24,
	2017	2016

Cash flows from operating activities:
Net income ......................................................................................................................................................................................	$450,783	$402,922
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization ....................................................................................................................................................	141,278	125,829
Stock-based compensation expense .............................................................................................................................................	31,987	43,627
Provision for losses on trade and other accounts receivable ...............................................................................................................	6,981	1,736
Provision for (benefit from) deferred income taxes ..........................................................................................................................	8,600	(13,425)
Equity in earnings of affiliates .....................................................................................................................................................	(12,244)	(13,160)
Distributions from equity affiliates ...............................................................................................................................................	16,826	12,104
Changes in unrecognized tax benefits ...........................................................................................................................................	(6,653)	4,799
Other ......................................................................................................................................................................................	6,031	7,845
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable ...............................................................................................................................................................	(229,239)	(131,586)
Inventories ...........................................................................................................................................................................	27,336	48,513
Other current assets ...............................................................................................................................................................	(70,833)	(35,781)
Accounts payable and accrued expenses ...................................................................................................................................	(63,352)	(75,355)
Net cash provided by operating activities ...............................................................................................................................................	307,501	378,068

Cash flows from investing activities:
Purchases of fixed assets ....................................................................................................................................................................	(55,315)	(44,525)
Payments for equity investments and business
acquisitions, net of cash acquired .....................................................................................................................................................	(258,786)	(126,543)
Other ..............................................................................................................................................................................................	(6,694)	(8,766)
Net cash used in investing activities .......................................................................................................................................................	(320,795)	(179,834)

Cash flows from financing activities:
Proceeds from (repayments of) bank borrowings .....................................................................................................................................	193,550	(3,274)
Proceeds from issuance of long-term debt ..............................................................................................................................................	200,440	260,000
Principal payments for long-term debt ...................................................................................................................................................	(59,531)	(9,293)
Debt issuance costs ............................................................................................................................................................................	(1,771)	(233)
Proceeds from issuance of stock upon exercise of stock options .................................................................................................................	4,941	9,754
Payments for repurchases of common stock ..........................................................................................................................................	(225,005)	(350,001)
Payments for taxes related to shares withheld for employee taxes...............................................................................................................	(44,721)	(27,115)
Excess tax benefits related to stock-based compensation..........................................................................................................................	-	(463)
Distributions to noncontrolling shareholders ...........................................................................................................................................	(23,921)	(26,366)
Acquisitions of noncontrolling interests in subsidiaries ..............................................................................................................................	(27,914)	(51,265)
Net cash provided by (used in) financing activities ...................................................................................................................................	16,068	(198,256)

Effect of exchange rate changes on cash and cash equivalents ..................................................................................................................	14,724	4,128
Net change in cash and cash equivalents ................................................................................................................................................	17,498	4,106
Cash and cash equivalents, beginning of period .......................................................................................................................................	62,381	72,086
Cash and cash equivalents, end of period ...............................................................................................................................................	$79,879	$76,192

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

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The results of operations for the nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 30, 2017.

On August 16, 2017, we announced that our Board of Directors approved a 2-for-1 split of our common stock. Each Henry Schein, Inc. stockholder of record at the close of business on September 1, 2017 received a dividend of one additional share for every share held.  Trading began on a split-adjusted basis on September 15, 2017 and has been retroactively reflected for all periods presented in this Form 10-Q.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables present information about our reportable and operating segments:

		Three Months Ended		Nine Months Ended
		September 30,	September 24,	September 30,	September 24,
		2017	2016	2017	2016
Net Sales:
	Health care distribution (1):
	Dental .....................................................................................................................................................................................	$1,478,730	$1,330,525	$4,372,055	$4,005,468
	Animal health ...........................................................................................................................................................................	882,580	790,279	2,586,850	2,415,290
	Medical ...................................................................................................................................................................................	690,761	639,648	1,861,074	1,716,590
	Total health care distribution ..................................................................................................................................................	3,052,071	2,760,452	8,819,979	8,137,348
	Technology and value-added services (2)...........................................................................................................................................	109,012	104,696	323,510	313,386
	Total .......................................................................................................................................................................................	$3,161,083	$2,865,148	$9,143,489	$8,450,734
*CS					*CE

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
	services.

		Three Months Ended		Nine Months Ended
		September 30,	September 24,	September 30,	September 24,
		2017	2016	2017	2016
Operating Income:
	Health care distribution ..................................................................................................................................................................	$181,612	$170,158	$521,278	$468,610
	Technology and value-added services ...............................................................................................................................................	31,936	30,563	96,900	88,982
	Total .......................................................................................................................................................................................	$213,548	$200,721	$618,178	$557,592

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 3 – Debt

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of September 30, 2017 and December 31, 2016, the borrowings on this revolving credit facility and the prior credit facility were $175.0 million and $65.0 million, respectively.  As of September 30, 2017 and December 31, 2016, there were $11.7 million and $13.0 million of letters of credit, respectively, provided to third parties under the credit facility and the prior credit facility.

As of September 30, 2017 and December 31, 2016, we had various other short-term bank credit lines available, of which $456.9 million and $372.5 million, respectively, were outstanding.  At September 30, 2017 and December 31, 2016, borrowings under all of our credit lines had a weighted average interest rate of 2.09% and 1.61%, respectively.

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion, and extended the expiration date to September 15, 2020.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 15, 2020.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The components of our private placement facility borrowings as of September 30, 2017 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	35,714	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
Less: Deferred debt issuance costs	(250)
	$535,464

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350.0 million and $350.0 million as of September 30, 2017 and December 31, 2016, respectively.  At September 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 134 basis points plus 75 basis points, for a combined rate of 2.09%.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Long-term debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
Private placement facilities ..........................................................................................................................................................	$535,464	$342,857
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Note payable to bank at a weighted-average interest rate of
21.37% at December 31, 2016...................................................................................................................................................	-	47,957
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2022 at interest rates ranging from 2.56% to 12.90% at September 30, 2017 and
ranging from 2.56% to 12.90% at December 31, 2016....................................................................................................................	33,994	35,150
Capital lease obligations payable through 2029 with interest rates ranging from 0.84% to 19.79% at September 30, 2017 and
ranging from 1.38% to 19.15% at December 31, 2016 ...................................................................................................................	5,381	5,416
Total .......................................................................................................................................................................................	924,839	781,380
Less current maturities ................................................................................................................................................................	(17,247)	(65,923)
Total long-term debt .............................................................................................................................................................	$907,592	$715,457

Note 4 – Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification (“ASC”) Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the Redeemable noncontrolling interests for the nine months ended September 30, 2017 and the year ended December 31, 2016 are presented in the following table:

	September 30,	December 31,
	2017	2016
Balance, beginning of period ...................................................................................................................................................	$607,636	$542,194
Decrease in redeemable noncontrolling interests due to
redemptions .....................................................................................................................................................................	(40,638)	(72,729)
Increase in redeemable noncontrolling interests due to business
acquisitions.......................................................................................................................................................................	25,209	58,172
Net income attributable to redeemable noncontrolling interests ......................................................................................................	35,398	48,760
Dividends declared ................................................................................................................................................................	(22,566)	(32,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests ......................................................................................................................................	7,961	(2,652)
Change in fair value of redeemable securities .............................................................................................................................	124,747	66,864
Balance, end of period ...........................................................................................................................................................	$737,747	$607,636

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Note 5 – Comprehensive Income

Comprehensive income includes certain gains and losses that, under U.S. GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to stockholders’ equity. Our comprehensive income is primarily comprised of net income, foreign currency translation gain (loss), unrealized gain (loss) on foreign currency hedging activities, unrealized investment loss and pension adjustment gain (loss).

The following table summarizes our Accumulated other comprehensive loss, net of applicable taxes as of:

	September 30,	December 31,
	2017	2016
Attributable to Redeemable noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$(5,064)	$(13,025)

Attributable to noncontrolling interests:
Foreign currency translation adjustment ..........................................................................................................	$184	$(113)

Attributable to Henry Schein, Inc.:
Foreign currency translation loss .........................................................................................................................	$(131,304)	$(296,212)
Unrealized loss from foreign currency hedging activities ..........................................................................................	(1,327)	(53)
Unrealized investment loss .................................................................................................................................	(2)	-
Pension adjustment loss ....................................................................................................................................	(21,839)	(20,776)
Accumulated other comprehensive loss ...........................................................................................................	$(154,472)	$(317,041)

Total Accumulated other comprehensive loss ............................................................................................................	$(159,352)	$(330,179)

The following table summarizes the components of comprehensive income, net of applicable taxes as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Net income ........................................................................................................................................................................	$150,948	$145,291	$450,783	$402,922

Foreign currency translation gain (loss)....................................................................................................................................	58,916	(6,463)	173,166	(2,041)
Tax effect .........................................................................................................................................................................	-	-	-	-
Foreign currency translation gain (loss) ...................................................................................................................................	58,916	(6,463)	173,166	(2,041)

Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	26	(803)	(1,278)	1,316
Tax effect .........................................................................................................................................................................	(60)	200	4	(290)
Unrealized gain (loss) from foreign currency hedging
activities .........................................................................................................................................................................	(34)	(603)	(1,274)	1,026

Unrealized investment loss....................................................................................................................................................	(3)	-	(3)	-
Tax effect .........................................................................................................................................................................	1	-	1	-
Unrealized investment loss....................................................................................................................................................	(2)	-	(2)	-

Pension adjustment gain (loss)...............................................................................................................................................	(529)	280	(1,571)	(13)
Tax effect .........................................................................................................................................................................	176	(71)	508	23
Pension adjustment gain (loss)...............................................................................................................................................	(353)	209	(1,063)	10
Comprehensive income .......................................................................................................................................................	$209,475	$138,434	$621,610	$401,917

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

During the three months ended September 30, 2017 and September 24, 2016, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $58.9 million and $(6.5) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  During the nine months ended September 30, 2017 and September 24, 2016, we recognized, as a component of our comprehensive income, a foreign currency translation gain (loss) of $173.2 million and $(2.0) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period.  Our financial statements are denominated in the U.S. Dollar currency.  Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on our comprehensive income (loss).  The foreign currency translation gain (loss) during the three and nine months ended September 30, 2017 and September 24, 2016 was impacted by changes in foreign currency exchange rates as follows:

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Three			for the Three
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	September 30,	September 30,	July 1,	September 24,	September 24,	June 25,
Currency	2017	2017	2017	2016	2016	2016
Euro ..........................................................................................................................................................................................	$30,373	1.18	1.14	$3,755	1.12	1.12
British Pound ...............................................................................................................................................................................	9,168	1.34	1.30	(17,161)	1.30	1.38
Australian Dollar ..........................................................................................................................................................................	3,767	0.78	0.77	3,826	0.76	0.75
Canadian Dollar ..........................................................................................................................................................................	5,640	0.80	0.77	(1,565)	0.76	0.77
Polish Zloty .................................................................................................................................................................................	940	0.27	0.27	2,044	0.26	0.25
Swiss Franc .................................................................................................................................................................................	407	1.03	1.04	189	1.03	1.03
Brazilian Real..............................................................................................................................................................................	6,400	0.32	0.30	826	0.31	0.30
All other currencies .......................................................................................................................................................................	2,221			1,623
Total .......................................................................................................................................................................................	$58,916			$(6,463)

	Foreign Currency			Foreign Currency
	Translation			Translation
	Gain (Loss)			Gain (Loss)
	for the Nine			for the Nine
	Months Ended	FX Rate into USD		Months Ended	FX Rate into USD
	September 30,	September 30,	December 31,	September 24,	September 24,	December 26,
Currency	2017	2017	2016	2016	2016	2015
Euro ..........................................................................................................................................................................................	$95,715	1.18	1.05	$14,932	1.12	1.10
British Pound ...............................................................................................................................................................................	24,712	1.34	1.23	(39,536)	1.30	1.49
Australian Dollar ..........................................................................................................................................................................	16,220	0.78	0.72	9,268	0.76	0.73
Canadian Dollar ..........................................................................................................................................................................	9,820	0.80	0.74	5,941	0.76	0.72
Polish Zloty .................................................................................................................................................................................	7,891	0.27	0.24	428	0.26	0.26
Swiss Franc .................................................................................................................................................................................	5,305	1.03	0.98	1,408	1.03	1.01
Brazilian Real..............................................................................................................................................................................	4,136	0.32	0.31	3,055	0.31	0.25
All other currencies .......................................................................................................................................................................	9,367			2,463
Total .......................................................................................................................................................................................	$173,166			$(2,041)

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table summarizes our total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Comprehensive income attributable to
Henry Schein, Inc. ...................................................................................................................................................	$193,085	$126,140	$577,403	$365,321
Comprehensive income attributable to
noncontrolling interests .............................................................................................................................................	372	165	848	519
Comprehensive income attributable to
Redeemable noncontrolling interests ...........................................................................................................................	16,018	12,129	43,359	36,077
Comprehensive income .................................................................................................................................................	$209,475	$138,434	$621,610	$401,917

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

Debt

The fair value of our debt, including bank credit lines, as of September 30, 2017 and December 31, 2016 was estimated at $1,556.7 million and $1,218.9 million, respectively.  Factors that we considered when estimating the fair value of our debt include market conditions, prepayment and make-whole provisions, liquidity levels in the private placement market, variability in pricing from multiple lenders and term of debt.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following table presents our assets and liabilities that are measured and recognized at fair value on a recurring basis classified under the appropriate level of the fair value hierarchy as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$6,191	$-	$6,191
Total assets .....................................................................................................................................................................	$-	$6,191	$-	$6,191

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$2,636	$-	$2,636
Total liabilities ..................................................................................................................................................................	$-	$2,636	$-	$2,636

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$737,747	$737,747
*CS				*CE

	December 31, 2016
	Level 1	Level 2	Level 3	Total

Assets:
Derivative contracts ..............................................................................................................................................................	$-	$1,240	$-	$1,240
Total assets .....................................................................................................................................................................	$-	$1,240	$-	$1,240

Liabilities:
Derivative contracts ..............................................................................................................................................................	$-	$931	$-	$931
Total liabilities ..................................................................................................................................................................	$-	$931	$-	$931

Redeemable noncontrolling interests ..............................................................................................................................................	$-	$-	$607,636	$607,636

Note 7 – Business Acquisitions

Acquisitions

The operating results of all acquisitions are reflected in our financial statements from their respective acquisition dates.

We did not complete any material acquisitions during the nine months ended September 30, 2017.

Some prior owners of acquired subsidiaries are eligible to receive additional purchase price cash consideration if certain financial targets are met.  We have accrued liabilities for the estimated fair value of additional purchase price consideration at the time of the acquisition.  Any adjustments to these accrual amounts are recorded in our consolidated statements of income.  For the nine months ended September 30, 2017 and September 24, 2016, there were no material adjustments recorded in our consolidated statement of income relating to changes in estimated contingent purchase price liabilities.

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

During the nine months ended September 24, 2016, we recorded restructuring costs of $29.8 million.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

The following table shows the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 30, 2017 and during our 2016 fiscal year and the remaining accrued balance of restructuring costs as of September 30, 2017, which is included in Accrued expenses: Other and Other liabilities within our consolidated balance sheet:

		Facility
	Severance	Closing
	Costs	Costs	Other	Total
Balance, December 26, 2015 ...............................................................................................................................................................	$9,103	$2,151	$811	$12,065
Provision ..........................................................................................................................................................................................	40,728	3,587	1,576	45,891
Payments and other adjustments ..........................................................................................................................................................	(27,477)	(3,284)	(1,492)	(32,253)
Balance, December 31, 2016 ...............................................................................................................................................................	$22,354	$2,454	$895	$25,703
Provision ..........................................................................................................................................................................................	-	-	-	-
Payments .........................................................................................................................................................................................	(17,282)	(935)	(824)	(19,041)
Balance, September 30, 2017 ..............................................................................................................................................................	$5,072	$1,519	$71	$6,662
.......................................................................................................................................................................................................

The following table shows, by reportable segment, the amounts expensed and paid for restructuring costs that were incurred during the nine months ended September 30, 2017 and the 2016 fiscal year and the remaining accrued balance of restructuring costs as of September 30, 2017:

		Technology and
	Health Care	Value-Added
	Distribution	Services	Total
Balance, December 26, 2015 ..................................................................................................................................................	$12,062	$3	$12,065
Provision ............................................................................................................................................................................	44,082	1,809	45,891
Payments and other adjustments ............................................................................................................................................	(30,906)	(1,347)	(32,253)
Balance, December 31, 2016 ..................................................................................................................................................	$25,238	$465	$25,703
Provision ............................................................................................................................................................................	-	-	-
Payments ...........................................................................................................................................................................	(18,679)	(362)	(19,041)
Balance, September 30, 2017 .................................................................................................................................................	$6,559	$103	$6,662

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

A reconciliation of shares used in calculating earnings per basic and diluted share follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Basic .......................................................................................................................................................................................	156,914	161,791	157,386	162,600
Effect of dilutive securities:
Stock options, restricted stock and restricted stock units .................................................................................................................	1,357	1,919	1,480	2,035
Diluted ..................................................................................................................................................................................	158,271	163,710	158,866	164,635

Note 10 – Income Taxes

For the nine months ended September 30, 2017 and September 24, 2016, our effective tax rate was 26.3% and 29.0%.  The difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to the adoption of Accounting Standards Update No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”) in the first quarter of 2017, as well as state and foreign income taxes and interest expense for both periods.  The 2016 effective tax rate was further affected by a federal tax audit settlement which reduced our income tax expense by approximately $4.5 million in the period.

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense beginning January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  The adoption of ASU No. 2016-09 reduced income tax expense by approximately $19.5 million for the nine months ended September 30, 2017.

The total amount of unrecognized tax benefits as of September 30, 2017 was approximately $102.3 million, of which $75.6 million would affect the effective tax rate if recognized.  It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, we do not expect the change to have a material impact on our consolidated financial statements.

The total amounts of interest and penalties, which are classified as a component of Other liabilities within our consolidated balance sheets, were approximately $12.9 million and $0.0, respectively, as of September 30, 2017.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service (“IRS”), as well as the years 2008 and forward for certain states and certain foreign jurisdictions.  We are currently under audit for the years 2012 and 2013.  During the quarter ended December 31, 2016, we reached a settlement on a portion of the IRS audit of tax years 2012 and 2013. Additionally, during the quarter ended December 31, 2016 we filed a Mutual Agreement Procedure request with the IRS for assistance from the U.S. Competent Authority for an open transfer pricing matter.  We received a 30-Day Letter from the IRS during the quarter ended April 1, 2017 for the remaining open audit matters for the years 2012 and 2013.  We have filed a protest with the Appellate Division regarding these matters during the second quarter of 2017.  We do not expect this to have a material adverse effect on our consolidated financial condition, liquidity or results of operations.

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

Note 12 – Stock-Based Compensation

Our accompanying consolidated statements of income reflect pre-tax share-based compensation expense of $12.6 million ($9.0 million after-tax) and $32.0 million ($23.6 million after-tax) for the three and nine months ended September 30, 2017, respectively, and $16.1 million ($11.5 million after-tax) and $43.6 million ($31.0 million after-tax) for the three and nine months ended September 24, 2016, respectively.

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

Total unrecognized compensation cost related to non-vested awards as of September 30, 2017 was $101.2 million, which is expected to be recognized over a weighted-average period of approximately 2.2 years.

The following table summarizes stock option activity under the Plans during the nine months ended September 30, 2017:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price	Years	Value
Outstanding at beginning of period ............................................................................................................................................	353	$28.59
Granted ...............................................................................................................................................................................	-	-
Exercised .............................................................................................................................................................................	(187)	27.63
Forfeited ..............................................................................................................................................................................	-	-
Outstanding at end of period ....................................................................................................................................................	166	$29.67	0.5	$8,705

Options exercisable at end of period ..........................................................................................................................................	166	$29.67	0.5	$8,705

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

The following tables summarize the activity of our non-vested restricted stock/units for the nine months ended September 30, 2017:

	Time-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	1,339	$60.54
Granted .................................................................................................................................................................................	295	85.58
Vested ...................................................................................................................................................................................	(374)	47.13
Forfeited ................................................................................................................................................................................	(22)	74.63
Outstanding at end of period .....................................................................................................................................................	1,238	$70.30	$81.99

	Performance-Based Restricted Stock/Units
		Weighted Average
		Grant Date Fair	Intrinsic Value
	Shares/Units	Value Per Share	Per Share
Outstanding at beginning of period .............................................................................................................................................	1,849	$54.05
Granted .................................................................................................................................................................................	343	83.02
Vested ...................................................................................................................................................................................	(850)	54.88
Forfeited ................................................................................................................................................................................	(18)	79.68
Outstanding at end of period .....................................................................................................................................................	1,324	$62.38	$81.99

Note 13 – Supplemental Cash Flow Information

Cash paid for interest and income taxes was:

	Nine Months Ended
	September 30,	September 24,
	2017	2016
Interest..................................................................................................................................................................................	$33,640	$21,187
Income taxes..........................................................................................................................................................................	179,445	152,351

During the nine months ended September 30, 2017 and September 24, 2016, we had $(1.3) million and $1.3 million of non-cash net unrealized gains (losses) related to foreign currency hedging activities, respectively.  During the second quarter of 2017, as part of a business acquisition, we increased our ownership in a subsidiary through a non-cash transaction of $16.8 million.

Note 14 – Legal Proceedings

Beginning in January 2016, class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Each of these complaints allege, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  Subject to certain exclusions, these classes seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants or Burkhart Dental Supply Co. (“Burkhart”) since August 31, 2008.  Each class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against these actions.

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, Inc., an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On October 1, 2012, Henry Schein filed a motion for an order: (i) compelling Archer to arbitrate its claims against Henry Schein; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants have appealed the District Court’s order, and that appeal is pending.

On August 1, 2017, Archer filed an amended complaint, adding Patterson and Benco as defendants, and alleging that Henry Schein, Inc., Patterson, Benco and Burkhart conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer.  Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally.

On October 30, 2017, Archer filed a second amended complaint under seal, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.   Trial is currently scheduled for February 2018.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against the Company, Patterson and Benco which the Company settled in the second quarter of 2017 and which is described in the Company’s prior filings with the Securities and Exchange Commission.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to vigorously defend ourselves against this action.

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

HENRY SCHEIN, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

(unaudited)

As of September 30, 2017, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

Note 15 – Subsequent Event

In October 2017, we sold our 21.4% equity ownership of D4D Technologies LLC in exchange for cash and contingent consideration.  As a result of this transaction, we expect to record a loss of approximately $17 million to $18 million, or $0.10 to $0.11 per diluted share, in the fourth quarter of 2017.

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

We are headquartered in Melville, New York, employ more than 22,000 people (of which more than 11,000 are based outside the United States) and have operations or affiliates in 33 countries, including the United States, Australia, Austria, Belgium, Brazil, Canada, Chile, China, the Czech Republic, Denmark, France, Germany, Hong Kong SAR, Ireland, Israel, Italy, Japan, Luxembourg, Malaysia, the Netherlands, New Zealand, Norway, Poland, Portugal, Romania, Slovakia, South Africa, Spain, Sweden, Switzerland, Thailand, United Arab Emirates and the United Kingdom.

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

The Health Care Reform Law requirements include a 2.3% excise tax on domestic sales of many medical devices by manufacturers and importers that began in 2013 and a fee on branded prescription drugs and biologics that was implemented in 2011, both of which may affect sales.  However, with respect to the medical device excise tax, a two-year moratorium was imposed under the Consolidated Appropriations Act, 2016, suspending the imposition of the tax on device sales during the period beginning January 1, 2016 and ending on December 31, 2017.  The Health Care Reform Law has also materially expanded the number of individuals in the United States with health insurance.  The Health Care Reform Law has faced ongoing legal challenges, including litigation seeking to invalidate some of or all of the law or the manner in which it has been implemented.  The President has reaffirmed his intention to repeal and replace the Health Care Reform Law, and has taken a number of administrative actions that seek to materially weaken the Health Care Reform Law, such as to curtail funding intended to help lower-income individuals pay for health insurance policies, and to make less robust plans available, both of which actions may adversely affect our business.  Some of these administrative actions have been challenged as unlawful.  The uncertain status of the Health Care Reform Law affects our ability to plan.

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

Another notable Medicare health care reform initiative, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), enacted on April 16, 2015, establishes a new payment framework, called the Quality Payment Program, which modifies certain Medicare payments to “eligible clinicians,” including physicians, dentists and other practitioners.  Under MACRA, eligible clinicians will be required to participate in Medicare through the Merit-Based Incentive Payment System (“MIPS”) or Advanced Alternative Payment Models (“APMs”).  MIPS generally will consolidate three current programs; the physician quality reporting system, the value-based payment modifier and the Medicare electronic health record (“EHR”) program, into a single program in which Medicare reimbursement to eligible clinicians will include both positive and negative payment adjustments that take into account quality, resource use, clinical practice improvement and meaningful use of certified EHR technology.  Advanced APMs generally involve higher levels of financial and technology risk.  A final rule was published in the Federal Register on November 4, 2016 and allows eligible Medicare clinicians to pick their pace of participation for the first performance period that began January 1, 2017.  The data collected in the first performance year will determine payment adjustments beginning January 1, 2019.  A final rule updating certain Quality Payment Program regulations is expected to be released on or about November 1, 2017, and is anticipated to be effective on January 1, 2018.  MACRA represents a fundamental change in physician reimbursement that is expected to provide substantial financial incentives for physicians to participate in risk contracts, and to increase physician information technology and reporting obligations.  The implications of the implementation of MACRA are uncertain and will depend on future regulatory activity and physician activity in the marketplace.  MACRA may encourage physicians to move from smaller practices to larger physician groups or hospital employment, leading to a consolidation of a portion of our customer base.  Although we believe that we are positioned to capitalize on this consolidation trend, there can be no assurances that we will be able to successfully accomplish this.

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

In addition, the European Parliament and the Council of the European Union have adopted a new pan-European General Data Protection Regulation (“GDPR”), effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope of responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located  in Europe (“Data Subjects”) or monitoring the behavior of such individuals (including by companies based outside of Europe).  Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of global company revenues.  Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data.  Among other things, the GDPR requires with respect to data concerning Data Subjects, company accountability, consents from Data Subjects’ or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. While we expect to have substantially compliant programs and controls in place to comply with the GDPR requirements, our compliance with the new regulation is likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our practices in response to new requirements or interpretations of the requirements, could have a material adverse effect on our business.

We also sell products and services that health care providers, such as physicians and dentists, use to store and manage patient medical or dental records.  These customers are subject to laws,  regulations and industry standards, such as HIPAA and the Payment Card Industry Data Security Standards, which require that they protect the privacy and security of those records, and our products may be used as part of these customers’ comprehensive data security programs, including in connection with their efforts to comply with applicable privacy and security laws.  Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our customers who use our products to comply with applicable legal or contractual requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our customers and/or governmental agencies and involve substantial fines, penalties and other liabilities and expenses and costs for remediation.

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

Results of Operations

The following table summarizes the significant components of our operating results for the three and nine months ended September 30, 2017 and September 24, 2016 and cash flows for the nine months ended September 30, 2017 and September 24, 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,	September 24,	September 30,	September 24,
	2017	2016	2017	2016
Operating results:
Net sales ..............................................................................................................................................................................	$3,161,083	$2,865,148	$9,143,489	$8,450,734
Cost of sales ........................................................................................................................................................................	2,325,029	2,077,473	6,645,342	6,083,748
Gross profit ......................................................................................................................................................................	836,054	787,675	2,498,147	2,366,986
Operating expenses:
Selling, general and administrative .......................................................................................................................................	622,506	581,584	1,879,969	1,779,583
Restructuring costs ............................................................................................................................................................	-	5,370	-	29,811
Operating income ..........................................................................................................................................................	$213,548	$200,721	$618,178	$557,592

Other expense, net .................................................................................................................................................................	$(8,829)	$(4,546)	$(23,363)	$(8,731)
Net income ..........................................................................................................................................................................	150,948	145,291	450,783	402,922
Net income attributable to Henry Schein, Inc. ............................................................................................................................	138,031	133,713	414,834	367,562

Cash flows:
Net cash provided by operating activities ...............................................................................................................................................			$307,501	$378,068
Net cash used in investing activities .......................................................................................................................................................			(320,795)	(179,834)
Net cash provided by (used in) financing activities ...................................................................................................................................			16,068	(198,256)

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

During the three and nine  months ended September 24, 2016, we recorded restructuring costs of $5.4 million and $29.8 million, respectively.  The costs associated with this restructuring are included in a separate line item, “Restructuring costs” within our consolidated statements of income.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 24, 2016

Net Sales

Net sales for the three months ended September 30, 2017 and September 24, 2016 were as follows (in thousands):

		September 30,	% of	September 24,	% of	Increase
		2017	Total	2016	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$1,478,730	46.8%	$1,330,525	46.4%	$148,205	11.1%
	Animal health ...................................................................................................................................................................................	882,580	27.9	790,279	27.6	92,301	11.7
	Medical ..........................................................................................................................................................................................	690,761	21.9	639,648	22.3	51,113	8.0
	Total health care distribution ..............................................................................................................................................................	3,052,071	96.6	2,760,452	96.3	291,619	10.6
Technology and value-added services (2).......................................................................................................................................................		109,012	3.4	104,696	3.7	4,316	4.1
	Total .........................................................................................................................................................................................	$3,161,083	100.0%	$2,865,148	100.0%	$295,935	10.3

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
	services.

The $295.9 million, or 10.3%, increase in net sales for the three months ended September 30, 2017 includes 8.8% local currency growth (4.8% increase in internally generated revenue and 4.0% growth from acquisitions) as well as an increase of 1.5% related to foreign currency exchange.  We have estimated that our total increase in internally generated revenue was negatively affected by approximately 0.3% due to the hurricanes that occurred in North America during the quarter.

The $148.2 million, or 11.1%, increase in dental net sales for the three months ended September 30, 2017 includes 9.1% local currency growth (1.6% increase in internally generated revenue and 7.5% growth from acquisitions) as well as an increase of 2.0% related to foreign currency exchange.  The 9.1% local currency growth was due to an increase in dental consumable merchandise sales of 12.0% (2.0% increase in internally generated revenue and 10.0% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 0.6% (0.5% increase in internally generated revenue and 0.1% growth from acquisitions).  We have estimated that our increase in internally generated dental revenue was negatively affected by approximately 0.4% due to the hurricanes that occurred in North America during the quarter.

The $92.3 million, or 11.7%, increase in animal health net sales for the three months ended September 30, 2017 includes 9.9% local currency growth (8.0% increase in internally generated revenue and 1.9% growth from acquisitions) as well as an increase of 1.8% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2017 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 7.8%.  We have estimated that our increase in internally generated animal health revenue was negatively affected by approximately 0.2% due to the hurricanes that occurred in North America during the quarter.

      The $51.1 million, or 8.0%, increase in medical net sales for the three months ended September 30, 2017 includes 7.9% local currency growth (7.8% increase in internally generated revenue and 0.1% growth from acquisitions) as well as an increase of 0.1% related to foreign currency exchange.  We have estimated that our increase in internally generated medical revenue was negatively affected by approximately 0.2% due to the hurricanes that occurred in North America during the quarter.

The $4.3 million, or 4.1%, increase in technology and value-added services net sales for the three months ended September 30, 2017 includes 3.7% local currency growth (3.0% internally generated revenue and 0.7% growth from acquisitions) as well as an increase of 0.4% related to foreign currency exchange.   We believe that our internally generated technology and value-added services revenue was not meaningfully affected by the hurricanes that occurred in North America during the quarter.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the three months ended September 30, 2017 and September 24, 2016 were as follows (in thousands):

	September 30,	Gross	September 24,	Gross	Increase
	2017	Margin %	2016	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$765,528	25.1%	$719,255	26.1%	$46,273	6.4%
Technology and value-added services .......................................................................................................................................................	70,526	64.7	68,420	65.4	2,106	3.1
Total .........................................................................................................................................................................................	$836,054	26.4	$787,675	27.5	$48,379	6.1

Gross profit increased $48.4 million, or 6.1% for the three months ended September 30, 2017, compared to the prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $46.3 million, or 6.4%, for the three months ended September 30, 2017 compared to the prior year period.  Health care distribution gross profit margin decreased to 25.1% for the three months ended September 30, 2017 from 26.1% for the comparable prior year period.  The decline in gross profit margin was attributable to lower margins experienced in each of our operating segments within the health care distribution segment.  Our lower margin medical and animal health businesses have been growing at a faster rate than our higher margin dental product sales, resulting in overall gross profit margins being impacted.  As a result of extending multi-year contracts with key Dental Support Organizations, our gross profit margins have been negatively impacted.  Our gross profit margins were also negatively impacted by our European dental business, particularly in Germany.  The overall increase in our health care distribution gross profit is attributable to a $39.4 million gross profit increase from growth in internally generated revenue and $33.7 million is attributable to acquisitions.  These increases were partially offset by a $26.8 million decline in gross profit due primarily to the effects of foreign exchange on revenues and the decrease in the gross margin rates.

Technology and value-added services gross profit increased $2.1 million, or 3.1%, for the three months ended September 30, 2017 compared to the prior year period.  Technology and value-added services gross profit margin decreased to  64.7% for the three months ended September 30, 2017 from 65.4% for the comparable prior year period. The increase in gross profit in our technology and value-added services segment was attributable to $1.4 million of growth in internally generated revenue.  Acquisitions accounted for the remaining $0.7 million increase of gross profit increase within our technology and value-added services segment for the three months ended September 30, 2017 compared to the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the three months ended September 30, 2017 and September 24, 2016 were as follows (in thousands):

		% of		% of
	September 30,	Respective	September 24,	Respective	Increase
	2017	Net Sales	2016	Net Sales	$	%
Health care distribution .......................................................................................................................................................................	$583,915	19.1%	$543,771	19.7%	$40,144	7.4%
Technology and value-added services ......................................................................................................................................................	38,591	35.4	37,813	36.1	778	2.1
Total ........................................................................................................................................................................................	$622,506	19.7	$581,584	20.3	$40,922	7.0

Selling, general and administrative expenses increased $40.9 million, or 7.0%, to $622.5 million for the three months ended September 30, 2017 from the comparable prior year period.  The $40.1 million increase in selling, general and administrative expenses within our health care distribution segment for the three months ended September 30, 2017 as compared to the prior year period was attributable to $26.7 million of additional costs from acquired companies, and $13.4 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 19.7% from 20.3% for the comparable prior year period.

As a component of total selling, general and administrative expenses, selling expenses increased $22.8 million, or 6.3% to $385.7 million, for the three months ended September 30, 2017 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.2% from 12.7% for the comparable prior year period.

As a component of total selling, general and administrative expenses, general and administrative expenses increased $18.1 million, or 8.3% to $236.8 million, for the three months ended September 30, 2017 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses decreased to 7.5% from 7.6% for the comparable prior year period.

Other Expense, Net

Other expense, net, for the three months ended September 30, 2017  and September 24, 2016 was as follows (in thousands):

	September 30,	September 24,	Variance
	2017	2016	$	%
Interest income ........................................................................................................................................................................	$4,793	$3,141	$1,652	52.6%
Interest expense .......................................................................................................................................................................	(13,428)	(7,488)	(5,940)	(79.3)
Other, net ..............................................................................................................................................................................	(194)	(199)	5	2.5
Other expense, net .............................................................................................................................................................	$(8,829)	$(4,546)	$(4,283)	(94.2)

Other expense, net increased $4.3 million to $8.8 million for the three months ended September 30, 2017 from the comparable prior year period.  Interest income increased by $1.7 million primarily due to increased investment and late fee income.  Interest expense increased $5.9 million primarily due to increased borrowings and higher interest rates under our bank credit lines and interest expense related to a financing arrangement entered into during the first quarter of 2017 in Brazil.

Income Taxes

For the three months ended September 30, 2017, our effective tax rate was 29.0% compared to 28.9% for the prior year period.  The difference between our effective tax rates and the federal statutory tax rates primarily relates to state and foreign income taxes and interest expense.

Net Income

Net income increased $5.7 million, or 3.9%, for the three months ended September 30, 2017, compared to the prior year period due to the factors noted above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 24, 2016

Net Sales

Net sales for the nine months ended September 30, 2017 and September 24, 2016 were as follows (in thousands):

		September 30,	% of	September 24,	% of	Increase
		2017	Total	2016	Total	$	%
Health care distribution (1):
	Dental ............................................................................................................................................................................................	$4,372,055	47.8%	$4,005,468	47.4%	$366,587	9.2%
	Animal health ...................................................................................................................................................................................	2,586,850	28.3	2,415,290	28.6	171,560	7.1
	Medical ..........................................................................................................................................................................................	1,861,074	20.4	1,716,590	20.3	144,484	8.4
	Total health care distribution ..............................................................................................................................................................	8,819,979	96.5	8,137,348	96.3	682,631	8.4
Technology and value-added services (2).......................................................................................................................................................		323,510	3.5	313,386	3.7	10,124	3.2
	Total .........................................................................................................................................................................................	$9,143,489	100.0%	$8,450,734	100.0%	$692,755	8.2

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
	services.

The $692.8 million, or 8.2%, increase in net sales for the nine months ended September 30, 2017 includes an increase of 8.4% in local currency growth (5.0% increase in internally generated revenue and 3.4% growth from acquisitions) partially offset by a decrease of 0.2% related to foreign currency exchange.

The $366.6 million, or 9.2%, increase in dental net sales for the nine months ended September 30, 2017 includes an increase of 8.9% in local currency growth (2.6% increase in internally generated revenue and 6.3% growth from acquisitions) as well as an increase of 0.3% related to foreign currency exchange.  The 8.9% increase in local currency sales was due to an increase in dental consumable merchandise sales growth of 10.5% (2.4% increase in internally generated revenue and 8.1% growth from acquisitions), as well as an increase in dental equipment sales and service revenues of 3.6% (3.0% increase in internally generated revenue and 0.6% growth from acquisitions).

The $171.6 million, or 7.1%, increase in animal health net sales for the nine months ended September 30, 2017 includes an increase of 8.2% in local currency growth (6.9% internally generated revenue and 1.3% growth from acquisitions) partially offset by a decrease of 1.1% related to foreign currency exchange.  The growth in internally generated animal health revenue is affected by the revenue for certain products being recognized on a gross basis in 2017 that had been recognized on an agency basis in the prior year.  When excluding the effects of this change, internally generated revenue grew by 6.6%.

The $144.5 million, or 8.4%, increase in medical net sales for the nine months ended September 30, 2017 is the result of an increase of 8.5% in local currency growth (8.4% increase in internally generated revenue and 0.1% growth from acquisitions) partially offset by a decrease of 0.1% related to foreign currency exchange.

The $10.1 million, or 3.2%, increase in technology and value-added services net sales for the nine months ended September 30, 2017 includes an increase of 4.0% in local currency growth (3.6% internally generated revenue and 0.4% growth from acquisitions) partially offset by a decrease of 0.8% related to foreign currency exchange.

Gross Profit

Gross profit and gross margin percentages by segment and in total for the nine months ended September 30, 2017 and September 24, 2016 were as follows (in thousands):

	September 30,	Gross	September 24,	Gross	Increase
	2017	Margin %	2016	Margin %	$	%
Health care distribution ........................................................................................................................................................................	$2,286,863	25.9%	$2,163,217	26.6%	$123,646	5.7%
Technology and value-added services .......................................................................................................................................................	211,284	65.3	203,769	65.0	7,515	3.7
Total .........................................................................................................................................................................................	$2,498,147	27.3	$2,366,986	28.0	$131,161	5.5

For the nine months ended September 30, 2017, gross profit increased $131.2 million, or 5.5%, from the comparable prior year period.  As a result of different practices of categorizing costs associated with distribution networks throughout our industry, our gross margins may not necessarily be comparable to other distribution companies.  Additionally, we realize substantially higher gross margin percentages in our technology segment than in our health care distribution segment.  These higher gross margins result from being both the developer and seller of software products and services, as well as certain financial services. The software industry typically realizes higher gross margins to recover investments in research and development.

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

Health care distribution gross profit increased $123.6 million, or 5.7%, for the nine months ended September 30, 2017 compared to the prior year period.  Health care distribution gross profit margin decreased to 25.9% for the nine months ended September 30, 2017 from 26.6% for the comparable prior year period.  The decline in gross profit margin was attributable to lower margins experienced in each of our operating segments within the health care distribution segment.  Our lower margin medical and animal health businesses have been growing at a faster rate than our higher margin dental product sales, resulting in overall gross profit margins being impacted.  As a result of extending multi-year contracts with key Dental Support Organizations, our gross profit margins have been negatively impacted.  Our gross profit margins were also negatively impacted by our European dental business, particularly in Germany.  The overall increase in our health care distribution gross profit is attributable to a $86.8 million gross profit increase from growth in internally generated revenue and $91.6 million is attributable to acquisitions.  These increases were partially offset by a $54.8 million decline in gross profit due primarily to the effects of foreign exchange on revenues and the decrease in the gross margin rates.

Technology and value-added services gross profit increased $7.5 million, or 3.7%, for the nine months ended September 30, 2017 compared to the prior year period.  Technology gross profit margin increased to 65.3% for the nine months ended September 30, 2017 from 65.0% for the comparable prior year period.  The increase in gross profit in our technology and value-added services segment was attributable to $6.3 million growth in internally generated revenue.  Acquisitions accounted for the remaining $1.2 million increase of gross profit within our technology and value-added services segment for the nine months ended September 30, 2017 compared to the prior year period.

Selling, General and Administrative

Selling, general and administrative expenses by segment and in total for the nine months ended September 30, 2017 and September 24, 2016 were as follows (in thousands):

		% of		% of
	September 30,	Respective	September 24,	Respective	Increase
	2017	Net Sales	2016	Net Sales	$	%
Health care distribution ........................................................................................................................................................................	$1,765,585	20.0%	$1,665,644	20.5%	$99,941	6.0%
Technology and value-added services .......................................................................................................................................................	114,384	35.4	113,939	36.4	445	0.4
Total .........................................................................................................................................................................................	$1,879,969	20.6	$1,779,583	21.1	$100,386	5.6

Selling, general and administrative expenses increased $100.4 million, or 5.6%, to $1,880.0 million for the nine months ended September 30, 2017 from the comparable prior year period.  The $99.9 million increase in selling, general and administrative expenses within our health care distribution segment for the nine months ended September 30, 2017 as compared to the prior year period was attributable to $79.9 million of additional costs from acquired companies, and $20.0 million of additional operating costs.  As a percentage of net sales, selling, general and administrative expenses decreased to 20.6% from 21.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, selling expenses increased $42.0 million, or 3.8%, to $1,146.2 million for the nine months ended September 30, 2017 from the comparable prior year period.  As a percentage of net sales, selling expenses decreased to 12.5% as compared to 13.1% for the comparable prior year period.

As a component of selling, general and administrative expenses, general and administrative expenses increased $58.4 million, or 8.7%, to $733.8 million for the nine months ended September 30, 2017 from the comparable prior year period.  As a percentage of net sales, general and administrative expenses remained consistent at 8.0%.

Other Expense, Net

Other expense, net, for the nine months ended September 30, 2017  and September 24, 2016 was as follows (in thousands):

	September 30,	September 24,	Variance
	2017	2016	$	%
Interest income ........................................................................................................................................................................	$13,204	$10,045	$3,159	31.4%
Interest expense .......................................................................................................................................................................	(37,056)	(21,982)	(15,074)	(68.6)
Other, net ..............................................................................................................................................................................	489	3,206	(2,717)	(84.7)
Other expense, net .............................................................................................................................................................	$(23,363)	$(8,731)	$(14,632)	(167.6)

Other expense, net increased $14.6 million to $23.4 million for the nine months ended September 30, 2017 from the comparable prior year period.  Interest income increased $3.2 million primarily due to increased investment and late fee income.  Interest expense increased $15.1 million primarily due to increased borrowings and higher interest rates under our bank credit lines and interest expense related to a financing arrangement entered into during the first quarter of 2017 in Brazil.  Other, net decreased by $2.7 million primarily due to investment proceeds received in the first quarter of 2016.

Income Taxes

For the nine months ended September 30, 2017 and September 24, 2016, our effective tax rate was 26.3% and 29.0%.  The difference between our effective tax rate and the federal statutory tax rate for both periods primarily relates to the adoption of Accounting Standards Update No. 2016-09, “Stock Compensation” (Topic 718) in the first quarter of 2017, as well as state and foreign income taxes and interest expense for both periods.  See Note 10 “Income Taxes” in the Notes to Consolidated Financial Statements.  The 2016 effective tax rate was further affected by a federal tax audit settlement which reduced our income tax expense by approximately $4.5 million in the period.

Net Income

Net income increased $47.9 million, or 11.9%, for the nine months ended September 30, 2017, compared to the prior year period due to the factors noted above.

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

Net cash provided by operating activities was $307.5 million for the nine months ended September 30, 2017, compared to $378.1 million for the comparable prior year period.  The net change of $70.6 million was primarily attributable to changes in net working capital, partially offset by an increase in net income.

Net cash used in investing activities was $320.8 million for the nine months ended September 30, 2017, compared to $179.8 million for the comparable prior year period.  The net change of $141.0 million was primarily due to increased payments for equity investments and business acquisitions.

Net cash provided by financing activities was $16.1 million for the nine months ended September 30, 2017, compared to net cash used in financing activities of $198.3 million for the comparable prior year period.  The net change of $214.4 million was primarily due to increased net borrowings from debt, decreased repurchases of common stock and decreased acquisitions of noncontrolling interests in subsidiaries.

The following table summarizes selected measures of liquidity and capital resources (in thousands):

	September 30,	December 31,
	2017	2016
Cash and cash equivalents ...........................................................................................................................................................	$79,879	$62,381
Working capital ..........................................................................................................................................................................	1,345,382	1,022,134

Debt:
Bank credit lines .....................................................................................................................................................................	$631,865	$437,476
Current maturities of long-term debt ...........................................................................................................................................	17,247	65,923
Long-term debt ......................................................................................................................................................................	907,592	715,457
Total debt .........................................................................................................................................................................	$1,556,704	$1,218,856

Our cash and cash equivalents consist of bank balances and investments in money market funds representing overnight investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

Our accounts receivable days sales outstanding from operations decreased to 41.7 days as of September 30, 2017 from 41.9 days as of September 24, 2016.  During the nine months ended September 30, 2017, we wrote off approximately $5.8 million of fully reserved accounts receivable against our trade receivable reserve.  Our inventory turns from operations remained consistent at 5.4 as of September 30, 2017 compared to comparable prior year period.  Our working capital accounts may be impacted by current and future economic conditions.

Bank Credit Lines

On April 18, 2017, we entered into a new $750 million revolving agreement (the “Credit Agreement”).  This facility, which matures in April 2022, replaced our $500 million revolving credit facility, which was scheduled to mature in September 2019.  The interest rate is based on the USD LIBOR plus a spread based on our leverage ratio at the end of each financial reporting quarter.  The Credit Agreement provides, among other things, that we are required to maintain maximum leverage ratios, and contains customary representations, warranties and affirmative covenants.  The Credit Agreement also contains customary negative covenants, subject to negotiated exceptions on liens, indebtedness, significant corporate changes (including mergers), dispositions and certain restrictive agreements.  As of September 30, 2017 and December 31, 2016, the borrowings on this revolving credit facility and the prior credit facility were $175.0 million and $65.0 million, respectively.  As of September 30, 2017 and December 31, 2016, there were $11.7 million and $13.0 million of letters of credit, respectively, provided to third parties under the credit facility and the prior credit facility.

As of September 30, 2017 and December 31, 2016, we had various other short-term bank credit lines available, of which $456.9 million and $372.5 million, respectively, were outstanding.  At September 30, 2017 and December 31, 2016, borrowings under all of our credit lines had a weighted average interest rate of 2.09% and 1.61%, respectively.

Private Placement Facilities

On September 15, 2017, we increased our available private placement facilities with three insurance companies to a total facility amount of $1 billion, and extended the expiration date to September 15, 2020.  These facilities are available on an uncommitted basis at fixed rate economic terms to be agreed upon at the time of issuance, from time to time through September 15, 2020.  The facilities allow us to issue senior promissory notes to the lenders at a fixed rate based on an agreed upon spread over applicable treasury notes at the time of issuance.  The term of each possible issuance will be selected by us and can range from five to 15 years (with an average life no longer than 12 years). The proceeds of any issuances under the facilities will be used for general corporate purposes, including working capital and capital expenditures, to refinance existing indebtedness and/or to fund potential acquisitions.  The agreements provide, among other things, that we maintain certain maximum leverage ratios, and contain restrictions relating to subsidiary indebtedness, liens, affiliate transactions, disposal of assets and certain changes in ownership.  These facilities contain make-whole provisions in the event that we pay off the facilities prior to the applicable due dates.

The components of our private placement facility borrowings as of September 30, 2017 are presented in the following table (in thousands):

	Amount of
	Borrowing	Borrowing
Date of Borrowing	Outstanding	Rate	Due Date
September 2, 2010	$100,000	3.79%	September 2, 2020
January 20, 2012	50,000	3.45	January 20, 2024
January 20, 2012 (1)	35,714	3.09	January 20, 2022
December 24, 2012	50,000	3.00	December 24, 2024
June 2, 2014	100,000	3.19	June 2, 2021
June 16, 2017	100,000	3.42	June 16, 2027
September 15, 2017	100,000	3.52	September 15, 2029
Less: Deferred debt issuance costs	(250)
	$535,464

(1) Annual repayments of approximately $7.1 million for this borrowing commenced on January 20, 2016.

U.S. Trade Accounts Receivable Securitization

We have a facility agreement with a bank, as agent, based on the securitization of our U.S. trade accounts receivable that is structured as an asset-backed securitization program with pricing committed for up to three years.  On June 1, 2016, we extended the expiration date of this facility agreement to April 29, 2019 and increased the purchase limit under the facility from $300 million to $350 million.  On July 6, 2017, we extended the expiration date of this facility agreement to April 29, 2020.  The borrowings outstanding under this securitization facility were $350.0 million and $350.0 million as of September 30, 2017 and December 31, 2016, respectively.  At September 30, 2017, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 134 basis points plus 75 basis points, for a combined rate of 2.09%.  At December 31, 2016, the interest rate on borrowings under this facility was based on the asset-backed commercial paper rate of 101 basis points plus 75 basis points, for a combined rate of 1.76%.

We are required to pay a commitment fee of 30 basis points on the daily balance of the unused portion of the facility if our usage is greater than or equal to 50% of the facility limit or a commitment fee of 35 basis points on the daily balance of the unused portion of the facility if our usage is less than 50% of the facility limit.

Borrowings under this facility are presented as a component of Long-term debt within our consolidated balance sheet.

Long-term debt

Long-term debt consisted of the following:

	September 30,	December 31,
	2017	2016
Private placement facilities ..........................................................................................................................................................	$535,464	$342,857
U.S. trade accounts receivable securitization ...................................................................................................................................	350,000	350,000
Note payable to bank at a weighted-average interest rate of
21.37% at December 31, 2016...................................................................................................................................................	-	47,957
Various collateralized and uncollateralized loans payable with interest, in varying installments through 2022 at interest rates ranging from 2.56% to 12.90% at September 30, 2017 and
ranging from 2.56% to 12.90% at December 31, 2016....................................................................................................................	33,994	35,150
Capital lease obligations payable through 2029 with interest rates ranging from 0.84% to 19.79% at September 30, 2017 and
ranging from 1.38% to 19.15% at December 31, 2016....................................................................................................................	5,381	5,416
Total .......................................................................................................................................................................................	924,839	781,380
Less current maturities ................................................................................................................................................................	(17,247)	(65,923)
Total long-term debt .............................................................................................................................................................	$907,592	$715,457

Stock Repurchases

From June 21, 2004 through September 30, 2017, we repurchased $2.5 billion, or 52,431,816 shares, under our common stock repurchase programs, with $425.0 million available as of September 30, 2017 for future common stock share repurchases.

On September 15, 2017, our Board of Directors authorized the repurchase of up to an additional $400.0 million in shares of our common stock.

Redeemable Noncontrolling Interests

Some minority shareholders in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value.  Accounting Standards Codification Topic 480-10 is applicable for noncontrolling interests where we are or may be required to purchase all or a portion of the outstanding interest in a consolidated subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements.  The components of the change in the Redeemable noncontrolling interests for the nine months ended September 30, 2017 and the year ended December 31, 2016 are presented in the following table:

	September 30,	December 31,
	2017	2016
Balance, beginning of period ..................................................................................................................................................	$607,636	$542,194
Decrease in redeemable noncontrolling interests due to
redemptions ....................................................................................................................................................................	(40,638)	(72,729)
Increase in redeemable noncontrolling interests due to
business acquisitions.........................................................................................................................................................	25,209	58,172
Net income attributable to redeemable noncontrolling interests .....................................................................................................	35,398	48,760
Dividends declared ...............................................................................................................................................................	(22,566)	(32,973)
Effect of foreign currency translation gain (loss) attributable to
redeemable noncontrolling interests .....................................................................................................................................	7,961	(2,652)
Change in fair value of redeemable securities ............................................................................................................................	124,747	66,864
Balance, end of period ..........................................................................................................................................................	$737,747	$607,636

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

Under ASU 2016-09, all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes are included as a component of income tax expense as of January 1, 2017.  Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of additional paid in capital and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the income statement if there were no accumulated excess tax benefits.  The adoption of ASU 2016-09 reduced income tax expense by approximately $19.5 million for the nine months ended September 30, 2017.

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

Currently, we are nearing completion of our review of our various revenue streams within our two reportable segments: (i) health care distribution and (ii) technology and value-added services.  We have gathered data to quantify the amount of sales by type of revenue stream and categorized the types of sales for our business units for the purpose of comparing how we currently recognize revenue to the new standard in order to quantify the impact of this ASU.  We generally anticipate having substantially similar performance obligations under the new guidance as compared with deliverables and units of account currently being recognized. We intend to make policy elections within the amended standard that are consistent with our current accounting.

At this time, we believe that the largest impact of this ASU will occur within our technology and value-added services reportable segment.  However, we do not currently believe that the impact will be material to this segment or to our consolidated financial statements.

This preliminary assessment is subject to change prior to adoption. We anticipate adopting this amended standard on a modified retrospective basis in our first quarter of 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”).  ASU 2016-02 contains guidance on accounting for leases and requires that most lease assets and liabilities and the associated rights and obligations be recognized on the Company’s balance sheet.  ASU 2016-02 focuses on lease assets and lease liabilities by lessees classified as operating leases under previous generally accepted accounting principles.  For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize lease assets and lease liabilities.  ASU 2016-02 will require disclosures regarding the amount, timing and uncertainty of cash flows arising from leases.  The standard, which requires the use of a modified retrospective approach, will be effective for interim and annual periods beginning after December 15, 2018.  Early adoption is permitted. We are currently exploring the methods we can use to gather and process our operating lease data at a worldwide consolidated level.

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

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815) (“ASU 2017-12”), which simplifies the requirements for hedge accounting, more closely aligns hedge accounting with risk management activities and increases transparency of the scope and results of hedging activities. This ASU amends the presentation and disclosure requirements and changes how we can assess the effectiveness of our hedging relationships.  This ASU will make more financial and nonfinancial hedging strategies eligible for hedge accounting.  ASU 2017-12 is required to be implemented for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.  Early adoption of ASU 2017-12 is permitted in any interim period after the issuance of this ASU.  We do not expect that the requirements of ASU 2017-12 will have a material impact on our consolidated financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in our exposure to market risk from that disclosed in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were effective as of September 30, 2017 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

The combination of continued acquisition integrations and systems implementations undertaken during the quarter and carried over from prior quarters, when considered in the aggregate, represents a material change in our internal control over financial reporting.

During the quarter ended September 30, 2017, we completed the acquisition of an animal health business in North America and dental businesses in Europe, Asia and Australia with approximate aggregate annual revenues of $157.0 million.  In addition, post-acquisition integration related activities continued for our global dental, animal health and corporate commercial development Group businesses acquired during prior quarters, representing aggregate annual revenues of approximately $370.0 million.  These acquisitions, the majority of which utilize separate information and financial accounting systems, have been included in our consolidated financial statements.

Also, during the quarter ended September 30, 2017, we completed multiple new system implementations and an existing system upgrade involving our US dental and medical and Canadian dental businesses having approximate aggregate annual revenues of $5.7 billion.  This included the implementations of a new master data management system and e-commerce website, a new equipment system at selected dental equipment centers, and a new medical sales commission application as well as an upgrade to our central enterprise resource planning system.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Beginning in January 2016, class action complaints were filed against Patterson Companies, Inc. (“Patterson”), Benco Dental Supply Co. (“Benco”) and Henry Schein, Inc. Each of these complaints allege, among other things, that defendants conspired to fix prices, allocate customers and foreclose competitors by boycotting manufacturers, state dental associations and others that deal with defendants’ competitors.  Subject to certain exclusions, these classes seek to represent all persons who purchased dental supplies or equipment in the United States directly from any of the defendants or Burkhart Dental Supply Co. (“Burkhart”) since August 31, 2008.  Each class action complaint asserts a single count under Section 1 of the Sherman Act, and seeks equitable relief, compensatory and treble damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to defend ourselves vigorously against these actions.

On August 31, 2012, Archer and White Sales, Inc. (“Archer”) filed a complaint against Henry Schein, Inc. as well as Danaher Corporation and its subsidiaries Instrumentarium Dental, Inc., Dental Equipment, LLC, Kavo Dental Technologies, LLC and Dental Imaging Technologies Corporation (collectively, the “Danaher Defendants”) in the United States District Court for the Eastern District of Texas, Civil Action No. 2:12-CV-00572-JRG, styled as an antitrust action under Section 1 of the Sherman Act, and the Texas Free Enterprise Antitrust Act.  Archer alleges a conspiracy between Henry Schein, Inc., an unnamed company and the Danaher Defendants to terminate or limit Archer’s distribution rights.  On October 1, 2012, Henry Schein filed a motion for an order: (i) compelling Archer to arbitrate its claims against Henry Schein; (2) staying all proceedings pending arbitration; and (3) joining the Danaher Defendants’ motion to arbitrate and stay.  On May 28, 2013, the Magistrate Judge granted the motions to arbitrate and stayed proceedings pending arbitration.  On June 10, 2013, Archer moved for reconsideration before the District Court judge.  On December 7, 2016, the District Court Judge granted Archer’s motion for reconsideration and lifted the stay.  Defendants have appealed the District Court’s order, and that appeal is pending.

On August 1, 2017, Archer filed an amended complaint, adding Patterson and Benco as defendants, and alleging that Henry Schein, Inc., Patterson, Benco and Burkhart conspired to fix prices and refused to compete with each other for sales of dental equipment to dental professionals and agreed to enlist their common suppliers, the Danaher Defendants, to join a price-fixing conspiracy and boycott by reducing the distribution territory of, and eventually terminating, their price-cutting competing distributor Archer.  Archer seeks injunctive relief, and damages in an amount to be proved at trial, to be trebled with interest and costs, including attorneys’ fees, jointly and severally.

On October 30, 2017, Archer filed a second amended complaint under seal, to add additional allegations that it believes support its claims.  The named parties and causes of action are the same as the August 1, 2017 amended complaint.   Trial is currently scheduled for February 2018.  We intend to defend ourselves vigorously against this action.

On August 17, 2017, IQ Dental Supply, Inc. (“IQ Dental”) filed a complaint in the United States District Court for the Eastern District of New York, entitled IQ Dental Supply, Inc. v. Henry Schein, Inc., Patterson Companies, Inc. and Benco Dental Supply Company, Case No. 2:17-cv-4834.  Plaintiff alleges that it is a distributor of dental supplies and equipment, and sells dental products through an online dental distribution platform operated by SourceOne Dental (“SourceOne”).  SourceOne had previously brought an antitrust lawsuit against the Company, Patterson and Benco which the Company settled in the second quarter of 2017 and which is described in the Company’s prior filings with the Securities and Exchange Commission.

IQ Dental alleges, among other things, that defendants conspired to suppress competition from IQ Dental and SourceOne for the marketing, distribution and sale of dental supplies and equipment in the United States, and that defendants unlawfully agreed with one another to boycott dentists, manufacturers and state dental associations that deal with, or considered dealing with, plaintiff and SourceOne.  Plaintiff claims that this alleged conduct constitutes unreasonable restraint of trade in violation of Section 1 of the Sherman Act, New York’s Donnelly Act and the New Jersey Antitrust Act, and also makes pendant state law claims for tortious interference with prospective business relations, civil conspiracy and aiding and  abetting.  Plaintiff seeks injunctive relief, compensatory, treble and punitive damages, jointly and severally, and reasonable costs and expenses, including attorneys’ fees and expert fees.  We intend to vigorously defend ourselves against this action.

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

As of September 30, 2017, we had accrued our best estimate of potential losses relating to claims that were probable to result in liability and for which we were able to reasonably estimate a loss.  This accrued amount, as well as related expenses, was not material to our financial position, results of operations or cash flows.  Our method for determining estimated losses considers currently available facts, presently enacted laws and regulations and other factors, including probable recoveries from third parties.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in Part 1, Item 1A, of our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of equity securities by the issuer

On August 16, 2017, we announced that our Board of Directors approved a 2-for-1 split of our common stock. Each Henry Schein, Inc. stockholder of record at the close of business on September 1, 2017 received a dividend of one additional share for every share held.  Trading began on a split-adjusted basis on September 15, 2017 and has been retroactively reflected for all periods presented in this Form 10-Q.

Our share repurchase program, announced on June 21, 2004, originally allowed us to repurchase up to $100 million of shares of our common stock, which represented approximately 3.5% of the shares outstanding at the commencement of the program.  As summarized in the table below, subsequent additional increases totaling $2.8 billion, authorized by our Board of Directors, to the repurchase program provide for a total of $2.9 billion of shares of our common stock to be repurchased under this program.

Date of	Amount of Additional
Authorization	Repurchases Authorized
October 31, 2005	$100,000,000
March 28, 2007	100,000,000
November 16, 2010	100,000,000
August 18, 2011	200,000,000
April 18, 2012	200,000,000
November 12, 2012	300,000,000
December 9, 2013	300,000,000
December 4, 2014	300,000,000
November 30, 2015	400,000,000
October 18, 2016	400,000,000
September 15, 2017	400,000,000

As of September 30, 2017, we had repurchased approximately $2.5 billion of common stock (52,431,816 shares) under these initiatives, with $425.0 million available as of September 30, 2017 for future common stock share repurchases.

The following table summarizes repurchases of our common stock under our stock repurchase program during the fiscal quarter ended September 30, 2017:

			Total Number	Maximum Number
	Total		of Shares	of Shares
	Number	Average	Purchased as Part	that May Yet
	of Shares	Price Paid	of Our Publicly	Be Purchased Under
Fiscal Month	Purchased (1)	Per Share	Announced Program	Our Program (2)
07/02/17 through 08/05/17	294,238	$91.54	294,238	1,377,198
08/06/17 through 09/02/17	851,356	85.82	851,356	576,207
09/03/17 through 09/30/17	286,052	87.40	286,052	5,183,494
	1,431,646		1,431,646

(1)		All repurchases were executed in the open market under our existing publicly announced authorized program.

(2)		The maximum number of shares that may yet be purchased under this program is determined at the end of each month based on the closing price of our common stock at that time.

ITEM 6.  EXHIBITS

Exhibits.

4.1

Amended and Restated Private Shelf Agreement dated September 15, 2017, by and among the Company, PGIM, Inc. and each Prudential affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 18, 2017.)

4.2

Amended and Restated Master Note Facility dated September 15, 2017, by and among the Company, NYL Investors LLC and each New York Life affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on September 18, 2017.)

4.3

Amended and Restated Master Note Purchase Agreement dated September 15, 2017, by and among the Company, Metropolitan Life Insurance Company, MetLife Investment Advisors Company, LLC and each MetLife affiliate which becomes party thereto. (Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed on September 18, 2017.)

10.1

Amendment No. 4 to Receivables Purchase Agreement, dated as of June 1, 2016, by and among us, as performance guarantor, HSFR, Inc., as seller, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as agent and the various purchaser groups party thereto.+

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

Dated: November 6, 2017